Form 10-Q
period 2013-09-30
Gaming & Leisure Properties, Inc.
filed 2013-11-25
CIK 1575965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number:  001-36124

Gaming and Leisure Properties, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	46-2116489
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

825 Berkshire Blvd., Suite 400

Wyomissing, PA 19610

(Address of principal executive offices) (Zip Code)

610-401-2900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 11, 2013
Common Stock, par value $.01 per share	89,020,704 (includes 419,067 shares of restricted stock)

Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company’s business strategy, plans, and goals and objectives.  As used herein, the terms “we,” “us,” “our,” “GLPI” or the Company refers to Gaming and Leisure Properties, Inc. and/or more of its subsidiaries.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                  the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the real estate, gaming, lodging and hospitality industries in particular;

•                  the ability and willingness of our sole tenant, Penn Tenant, LLC (“Penn Tenant”), which is a wholly owned subsidiary of Penn National Gaming, Inc. (“Penn”), operators and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•                  the ability of Penn and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•                  the ability of Penn and operators to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract customers;

•                  the ability and willingness of tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•                  the availability and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•                  the willingness of gaming operators other than Penn to enter into leasing transactions or other arrangements with us;

•                  the ability to diversify into different businesses, such as hotels, entertainment facilities and office space;

•                  the ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects;

•                  the degree and nature of our competition;

•                  the ability to generate sufficient cash flows to service our outstanding indebtedness;

•                  the access to debt and equity capital markets;

•                  fluctuating interest rates;

•                  the availability of qualified personnel and our ability to retain our key management personnel;

•                  the ability to qualify for and subsequently maintain our status as a real estate investment trust following our anticipated election to be taxed as a real estate investment trust for U.S. federal income tax purposes commencing with our taxable year beginning on January 1, 2014;

•                  changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•                  changes in accounting standards;

•                  the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•                  other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•                  additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

Certain of these factors and other factors, risks and uncertainties are discussed in the “Risk Factors” section of this document. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors,” in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION	5

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	5
	Condensed Consolidated Balance Sheets — September 30, 2013 and March 31, 2013	5
	Notes to the Condensed Consolidated Balance Sheets	6
	Schedule of Real Estate Assets to be Acquired by Gaming and Leisure Properties, Inc. — September 30, 2013 and December 31, 2012	10
	Notes to Schedule of Real Estate Assets to be Acquired by Gaming and Leisure Properties, Inc.	11
	Condensed Combined Balance Sheets of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. — September 30, 2013 and December 31, 2012	13
	Condensed Combined Statements of Income of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. — Three and Nine Months Ended September 30, 2013 and 2012	14
	Condensed Combined Statements of Changes in Stockholders’ Equity of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. — Nine Months Ended September 30, 2013 and 2012	15
	Condensed Combined Statements of Cash Flows of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. — Nine Months Ended September 30, 2013 and 2012	16
	Notes to the Condensed Combined Financial Statements of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.	17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II.	OTHER INFORMATION	31

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4.	MINE SAFETY DISCLOSURES	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	43

SIGNATURES		45

EXHIBIT INDEX		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2013	March 31, 2013
(unaudited)
Assets
Cash	$—	$—
Total assets	$—	$—

Stockholder’s Equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	$—	$—
Additional paid in capital	—	—
Total stockholder’s equity	$—	$—

See accompanying notes to the condensed consolidated balance sheets.

Gaming and Leisure Properties, Inc.

Notes to the Condensed Consolidated Balance Sheets

1.  Organization and Operations

Gaming and Leisure Properties, Inc. (the “Company” or “GLPI”) is a Pennsylvania corporation that was incorporated on February 13, 2013 as a wholly-owned subsidiary of Penn National Gaming, Inc. (“Penn”). On November 1, 2013, Penn completed the spin-off of GLPI by distributing the common stock it held in GLPI to Penn’s shareholders (the “Spin-Off”).  Prior to the Spin-Off, Penn engaged in a series of internal corporate restructurings to separate its real estate assets from its operating assets.  GLPI holds directly or indirectly substantially all of the assets and liabilities associated with the real property interests and real estate development business related to Penn’s gaming operations, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (“Hollywood Casino Baton Rouge”) and Penn Cecil Maryland, Inc. (“Hollywood Casino Perryville”). Penn continues to hold all of its other historical operations, assets and liabilities.

GLPI intends to elect to be taxed as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, which GLPI currently expects to occur commencing with its taxable year beginning on January 1, 2014.  GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements, pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of November 1, 2013, GLPI’s sole tenant is Penn Tenant, LLC (“Penn Tenant”), a subsidiary of Penn, which leases the GLPI assets related to the business of Penn other than the Hollywood Casino Baton Rouge and Hollywood Casino Perryville (the “TRS Properties”) pursuant to a master lease agreement (the “Master Lease”). Following its qualification as a REIT, GLPI expects to be the first gaming-focused REIT, and expects to grow its portfolio by aggressively pursuing opportunities to acquire additional gaming facilities to lease to gaming operators, which may include Penn. GLPI also anticipates diversifying its portfolio over time, including by acquiring properties outside the gaming industry to lease to third parties.

To govern their ongoing relationship, Penn and GLPI or their respective subsidiaries, as applicable, entered into certain agreements on or prior to the Spin-Off. These agreements included: (i) a separation and distribution agreement, providing for the separation of Penn’s real estate assets and certain organizational matters, setting forth certain mechanics related to the Spin-Off and setting forth certain ongoing agreements between Penn and GLPI with respect to the Spin-Off (the “Separation and Distribution Agreement”), (ii) the Master Lease, (iii) an agreement relating to tax matters (the “Tax Matters Agreement”), (iv) an agreement pursuant to which Penn provides certain services to GLPI on a transitional basis (the “Transition Services Agreement”) and (v) an agreement relating to employee matters (the “Employee Matters Agreement”).

We believe that we will qualify as a REIT commencing with our taxable year beginning January 1, 2014.  To maintain our status as a REIT, we will be required to distribute 90% of our ordinary taxable income to our shareholders.  Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes will be necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by our TRS properties.  Our TRS properties will be subject to corporate federal and state income tax on their taxable income at regular statutory rates.

The consolidated balance sheets should be read in conjunction with the schedule of real estate assets to be acquired by GLPI and the combined financial statements of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. which are included in this Form 10-Q.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets of GLPI have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).

Use of Estimates

The preparation of the consolidated balance sheets in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the balance sheet and related notes. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

3.   Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Pursuant to the Separation and Distribution Agreement, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) is retained by Penn and Penn indemnifies GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings.

Rentals under Operating Leases

The majority of the Company’s real estate properties are leased to Penn Tenant under the Master Lease.  The Master Lease provides for an initial term of 15 years commencing on November 1, 2013, with no purchase option.  At the option of the Penn Tenant, the Master Lease may be extended for up to four five-year renewal terms beyond the initial term, on the same terms and conditions.  The future minimum rental income (which excludes any rental payments that are variable during the term of the Master Lease) from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

Year ending December 31,

2013 (2 months)	$62,800
2014	376,802
2015	376,802
2016	376,802
2017	376,802
Thereafter	3,646,018
Total	$5,216,026

Operating Lease Commitments

In connection with the Spin-Off, Penn assigned to GLPI various leases on the real property held by GLPI. The following is a description of some of the more significant lease contracts that Penn assigned to GLPI on November 1, 2013:

A lease agreement for the land utilized in connection with the operations of a casino in Biloxi, Mississippi.  The lease commenced March 3, 1994 and is for a term of 99 years.  The annual rental payment, which is currently $0.14 million, is increased every 5 years by fifteen percent.  The next reset period is in March 2014.

A lease agreement for the land utilized in connection with the operations of a casino in Tunica, Mississippi. The lease commenced on October 11, 1993 with a five year initial term and nine five year renewals at the tenant’s option.  The lease agreement has an annual fixed rent provision, as well as an annual revenue-sharing provision, which is equal to the result obtained by subtracting the fixed rent provision from 4% of gross revenues.

An operating lease with the City of Bangor which covers the permanent casino facility that opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, as well as a revenue-sharing provision, which is equal to 3% of gross slot revenue. The final term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.  GLPI assumed the obligations related to the fixed rent provisions and Penn remains liable for the revenue sharing obligations as the operator of the facility.

The future minimum lease commitments of GLPI are shown below.  Note that this table does not include commitments related to obligations that are variable in nature and as such is not illustrative of the total anticipated payments that GLPI will incur related to these leases over this time period (in thousands):

Year ending December 31,

2013 (2 months)	$243
2014	998
2015	301
2016	300
2017	314
Thereafter	44,436
Total	$46,592

4.   Subsequent Events

On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino’s children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value.  The transactions with Mr. Carlino and the trust were effected solely to ensure compliance with certain rules and regulations related to the qualification of GLPI as a REIT.

Prior to the consummation of the Spin-Off, Penn contributed substantially all of the assets and liabilities associated with the real property interests and real estate development business related to Penn’s gaming operations, as well as the assets and liabilities of the TRS Properties, to GLPI through a series of internal corporate restructurings.

On October 28, 2013, GLP Capital, L.P. (“GLP Capital”), a wholly owned subsidiary of GLPI, entered into a new five year senior unsecured credit facility (the “Credit Facility”), consisting of a $700 million revolving credit facility and a $300 million Term Loan facility. The interest rates payable on the loans are, at our option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. The current applicable margin is 1.75% for LIBOR loans and 0.75% for base rate loans, which are expected to be reduced to 1.50% and 0.50%, respectively, three months after the closing date, assuming the credit ratings of the Credit Facility are maintained.  In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. The current commitment fee rate is 0.30%, and this is expected to be reduced to 0.25% three months after the closing date, assuming the credit ratings of the Credit Facility are maintained.  GLP Capital is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018. GLP Capital may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.  The Credit Facility is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments.  The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth.  GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI expects to make on its U.S. federal income tax return for its first full fiscal year following the Spin-Off.  GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults.  GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults.  The Credit Facility also contains certain customary affirmative covenants and events of default.  Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights).  The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder.

On October 30 and 31, 2013, the Company completed offerings of $2,050 million aggregate principal amount of three series of new senior notes issued by two of GLPI’s wholly owned subsidiaries (the “Issuers”): $550 million of 4.375% Senior Notes due 2018 (the “2018 Notes”); $1,000 million of 4.875% Senior Notes due 2020 (the “2020 Notes”); and $500 million of 5.375% Senior Notes due 2023 (the “2023 Notes,” and collectively with the 2018 Notes and the 2020 Notes, the “Notes”). The 2018 Notes mature on November 1, 2018 and bear interest at a rate of 4.375% per year. The 2020 Notes mature on November 1, 2020 and bear interest at a rate of 4.875% per year. The 2023 Notes mature on November 1, 2023 and bear interest at a rate of 5.375% per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2014.

The Company may redeem the Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Notes redeemed, plus a “make-whole” redemption premium described in the indenture governing the Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Notes of a particular series, the Company will be required to give holders of the Notes of such series the opportunity to sell their Notes of such series at a price equal to 101% of the principal amount of the Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.

The Notes are guaranteed on a senior unsecured basis by GLPI.  The Notes are the Issuers senior unsecured obligations and rank pari passu in right of payment with all of the Issuers senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers subordinated indebtedness, without giving effect to collateral arrangements.

The Notes contain covenants limiting the Issuers ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Issuers to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

GLPI used the proceeds of the 2018 Notes and the 2023 Notes, together with borrowings under the Credit Facility, to make distributions directly or indirectly, to Penn in partial exchange for the contribution of real property assets to GLPI in connection with the Spin-Off and to pay related fees and expenses. A portion of the net proceeds from the 2020 Notes was used to repay certain amounts drawn under the revolving portion of the Credit Facility and the remaining net proceeds are intended to be used to fund a distribution by GLPI of accumulated earnings and profits on its real property assets in order to comply with certain REIT qualification requirements. The estimated accumulated earnings and profit distribution will be approximately $1.05 billion of which GLPI expects will consist of at least 20% being paid in cash with the remainder in GLPI common stock. The proceeds of additional revolving loans under the Credit Facility will be used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the documentation governing the Credit Facility.

Schedule of Real Estate Assets to be Acquired by

Gaming and Leisure Properties, Inc.

(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Land and Buildings, net of accumulated depreciation	$2,003,913	$2,008,171
Total assets	$2,003,913	$2,008,171

See accompanying notes to the schedule of real estate assets to be acquired by Gaming and Leisure Properties, Inc.

Notes to Schedule of Real Estate Assets to be Acquired by

Gaming and Leisure Properties, Inc.

1.   Business and Basis of Presentation

Penn National Gaming, Inc. and subsidiaries (collectively, “Penn”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2013, Penn owned, managed, or had ownership interests in 28 facilities in the following 18 jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On November 15, 2012, Penn announced that it was pursuing plans to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity and, through a tax-free spin-off of its real estate assets to holders of its common stock (the “Spin-Off”), a newly formed publicly traded entity that intends to qualify as a real estate investment trust (“REIT”). The Spin-Off was completed on November 1, 2013.

Gaming and Leisure Properties, Inc., (the “Company” or “GLPI”) was incorporated on February 13, 2013 as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn completed the Spin-Off by distributing the common stock it held in GLPI to Penn’s shareholders.  Prior to the Spin-Off, Penn engaged in a series of internal corporate restructurings to separate its real estate assets from its operating assets.  Penn transferred substantially all of the assets and liabilities associated with the real property interests and real estate development business related to Penn’s gaming operations, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (“Hollywood Casino Baton Rouge”) and Penn Cecil Maryland, Inc. (“Hollywood Casino Perryville”). All of Penn’s operations and other historical assets and liabilities continue to be held by Penn.  GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements, pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Initially, GLPI’s sole tenant is Penn Tenant, LLC (“Penn Tenant”), a subsidiary of Penn, which leases the GLPI assets related to the business of Penn other than the Hollywood Casino Baton Rouge and Hollywood Casino Perryville (the “TRS Properties”) pursuant to a master lease agreement (the “Master Lease”). Following its qualification as a REIT, GLPI expects to be the first gaming-focused REIT, and expects to grow its portfolio by aggressively pursuing opportunities to acquire additional gaming facilities to lease to gaming operators, which may include Penn. GLPI also anticipates diversifying its portfolio over time, including by acquiring properties outside the gaming industry to lease to third parties.

The accompanying schedule of real estate assets to be acquired by GLPI reflects certain owned real estate of 19 gaming and related facilities that were acquired by GLPI from Penn prior to the Spin-Off.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying schedule of real estate assets to be acquired by GLPI reflects the assets directly attributable to Penn’s real estate holdings to be owned by GLPI, with the exception of the operations of Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The schedule of real estate assets to be acquired by GLPI presented herein is combined on the basis of common control. The schedule of real estate assets to be acquired by GLPI is prepared in conformity with United States generally accepted accounting principles (“GAAP”) and has been derived from the accounting records of Penn using the historical basis of assets of Penn adjusted as necessary to conform to GAAP. Management believes the assumptions underlying the schedule of real estate assets to be acquired by GLPI are reasonable. However, the schedule of real estate assets to be acquired by GLPI included herein may not necessarily reflect GLPI’s financial position in the future or what their financial position would have been had GLPI operated independently of Penn at the date presented.

Land and Buildings

Land and buildings are stated at historical cost. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	40 years

The estimated useful lives are determined based on the nature of the assets as well as the Company’s current operating strategy.

The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In assessing the recoverability of the carrying value of land and buildings, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.

3.   Land and Buildings, net

Land and buildings, net, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)

Land and improvements	$382,598	$385,273
Building and improvements	2,083,368	2,026,028
Total land and buildings	2,465,966	2,411,301
Less accumulated depreciation	(462,053)	(403,130)
Land and buildings, net	$2,003,913	$2,008,171

4.   Concentration of Credit Risks

Concentrations of credit risks arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Substantially all of the Company’s real estate properties are leased to Penn Tenant, and all of the Company’s rental revenues are derived from the Master Lease. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Penn’s net revenues were $2.27 billion for the nine months ended September 30, 2013, and $2.90 billion for the year ended December 31, 2012. Other than the Company’s tenant concentration, management believes the current portfolio is reasonably diversified by geographical location and does not contain any other significant concentration of credit risks. The Company’s portfolio of 19 properties is diversified by location across 13 states.

5.   Subsequent Event

As discussed in Note 1, the Spin-Off was completed on November 1, 2013 and in connection with the Spin-Off, GLPI acquired approximately $2.0 billion of Land and Buildings, net of accumulated depreciation.

Condensed Combined Balance Sheets of

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,550	$14,562
Receivables, net of allowance for doubtful accounts of $34 and $36 at September 30, 2013 and December 31, 2012, respectively	418	444
Prepaid expenses and other current assets	2,887	1,706
Deferred income taxes	1,985	2,070
Total current assets	23,840	18,782
Property and equipment, net	111,185	118,954
Other assets
Receivable from Penn National Gaming, Inc.	46,926	43,318
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Other assets	134	134
Total other assets	132,158	128,550
Total assets	$267,183	$266,286

Liabilities
Current liabilities
Accounts payable and accrued expenses	6,007	6,038
Accrued salaries and wages	2,928	3,507
Income taxes	6,959	11,538
Other current liabilities	1,959	1,245
Total current liabilities	17,853	22,328

Long-term liabilities
Deferred income taxes	4,992	7,628
Total long-term liabilities	4,992	7,628

Stockholders’ equity
Additional paid-in capital	68,770	71,356
Retained earnings	175,568	164,974
Total stockholders’ equity	244,338	236,330
Total liabilities and stockholders’ equity	$267,183	$266,286

See accompanying notes to the condensed combined financial statements.

Condensed Combined Statements of Income of

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Gaming	$38,129	$44,111	$123,508	$166,352
Food, beverage and other	2,984	3,464	9,573	12,608
Revenues	41,113	47,575	133,081	178,960
Less promotional allowances	(1,480)	(1,752)	(4,727)	(5,976)
Net revenues	39,633	45,823	128,354	172,984

Operating expenses
Gaming	21,701	24,263	69,182	92,541
Food, beverage and other	2,690	3,077	8,240	10,241
General and administrative	5,966	6,762	18,541	20,429
Depreciation	3,611	3,566	10,826	10,639
Total operating expenses	33,968	37,668	106,789	133,850
Income from operations	5,665	8,155	21,565	39,134

Other income (expenses)
Interest income	—	—	1	2
Management fee	(1,189)	(1,375)	(3,850)	(5,190)
Total other expenses	(1,189)	(1,375)	(3,849)	(5,188)

Income from operations before income taxes	4,476	6,780	17,716	33,946
Taxes on income	1,795	2,250	7,122	13,132
Net income	$2,681	$4,530	$10,594	$20,814

See accompanying notes to the condensed combined financial statements.

Condensed Combined Statements of Changes in Stockholders’ Equity of

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.

(in thousands) (unaudited)

	Additional Paid-In	Retained	Total Stockholders’
	Capital	Earnings	Equity
Balance, December 31, 2011	$77,856	$142,055	$219,911
Cash distributions to Penn National Gaming, Inc.	(6,500)	—	(6,500)
Net income	—	20,814	20,814
Balance, September 30, 2012	$71,356	$162,869	$234,225

Balance, December 31, 2012	$71,356	$164,974	$236,330
Cash distributions to Penn National Gaming, Inc.	(2,586)	—	(2,586)
Net income	—	10,594	10,594
Balance,September 30, 2013	$68,770	$175,568	$244,338

See accompanying notes to the condensed combined financial statements.

Condensed Combined Statements of Cash Flows of

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.

(in thousands) (unaudited)

Nine Months Ended September 30,	2013	2012
Operating activities
Net income	$10,594	$20,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,826	10,639
Gain on sale of fixed assets	(31)	(94)
Deferred income taxes	(2,551)	796
Decrease (increase),
Accounts receivable	26	804
Prepaid expenses and other current assets	(1,181)	64
Other assets	—	(4)
(Decrease) increase,
Accounts payable and accrued expenses	(31)	(99)
Accrued salaries and wages	(579)	(135)
Income taxes	(4,579)	(12,014)
Other current liabilities	714	190
Net cash provided by operating activities	13,208	20,961

Investing activities
Expenditures for property and equipment, net of reimbursements	(3,167)	(3,539)
Proceeds from sale of property and equipment	141	93
Net cash used in investing activities	(3,026)	(3,446)

Financing activities
Net advances to Penn National Gaming, Inc.	(3,608)	(13,250)
Cash distributions to Penn National Gaming, Inc.	(2,586)	(6,500)
Net cash used in financing activities	(6,194)	(19,750)

Net increase (decrease) in cash and cash equivalents	3,988	(2,235)
Cash and cash equivalents at beginning of year	14,562	17,146
Cash and cash equivalents at end of period	$18,550	$14,911

See accompanying notes to the condensed combined financial statements.

Notes to the Condensed Combined Financial Statements of

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc.

(Unaudited)

1.  Business and Basis of Presentation

Louisiana Casino Cruises, Inc. (“Hollywood Casino Baton Rouge”) and Penn Cecil Maryland, Inc. (“Hollywood Casino Perryville”), which operate Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively, were historically wholly-owned subsidiaries of Penn National Gaming, Inc. (“Penn”), a publicly held Pennsylvania corporation. On November 15, 2012, Penn announced that it was pursuing plans to separate the majority of its operating assets and real property assets into two separate publicly traded companies: an operating entity and, through a tax-free spin-off (the “Spin-Off”) of its real estate assets to holders of its common stock, a newly formed publicly traded entity that intends to qualify as a real estate investment trust (“REIT”), named Gaming and Leisure Properties, Inc. (“GLPI”). On November 1, 2013, Penn completed the Spin-Off by distributing the common stock it held in GLPI to Penn’s shareholders.  Prior to the Spin-Off, Penn engaged in a series of internal corporate restructurings to separate its real estate assets from its operating assets. GLPI now holds directly or indirectly substantially all of the assets and liabilities associated with the real property interests and real estate development business related to Penn’s gaming operations, as well as all of the interests in Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are together referred to in these notes as “the Company”).  Penn continues to hold all of its other historical operations, assets and liabilities.

Hollywood Casino Baton Rouge was acquired by Penn in April 2001 as part of its acquisition of CRC Holdings, Inc. The facility is a dockside riverboat gaming facility which at September 30, 2013 featured approximately 121,000 square feet of property space with 940 gaming machines and 18 table games. The facility also includes a dockside building featuring a variety of amenities, including a steakhouse, a buffet and deli and various entertainment options. Hollywood Casino Perryville was opened by Penn on September 27, 2010.  At September 30, 2013, the facility featured approximately 98,000 square feet of property space with 1,158 slot machines and 12 table games.

The 2013 and 2012 financial information has been derived from the operations of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville were recorded at their respective historical carrying values at the time of the Spin-off in accordance with the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-60, “Spinoffs and Reverse Spinoffs.” Information contained in the prospectus on Form 424b3, which was filed with the Securities and Exchange Commission on October 10, 2013, should be read in conjunction with these combined financial statements.

The accompanying unaudited combined financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. At times, the Company has bank deposits that exceed federally insured limits.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value.

The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 31 years

Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

The estimated useful lives are determined based on the nature of the assets as well as the Company’s current operating strategy.

The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.

Goodwill and Other Intangible Assets

At September 30, 2013, the Company had $75.5 million in goodwill and $9.6 million in other intangible assets within its combined balance sheet, resulting from the Company’s acquisition of Hollywood Casino Baton Rouge and payments for Hollywood Casino Perryville’s gaming license.

Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the Hollywood Casino Baton Rouge reporting unit to its carrying amount. If the carrying amount exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated, an impairment loss is recognized.

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company considers its Hollywood Casino Perryville gaming license as an indefinite-life intangible asset that does not require amortization based on the Company’s future expectations to operate this casino indefinitely as well as the gaming industry’s historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, the Company’s gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the deferred tax assets is evaluated by assessing the valuation allowance and by adjusting the amount of the allowance, if any, as necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income.

ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions at September 30, 2013 or December 31, 2012.

The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the combined balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the combined statements of operations.

Revenue Recognition and Promotional Allowances

Gaming revenue mainly consists of revenues from video gaming machines as well as to a lesser extent table game and poker revenue. Revenue from video gaming machines is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), front money that are removed from the live gaming tables.  Additionally, food and beverage revenue is recognized as services are performed.

The following table discloses the components of gaming revenue within the combined statements of income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Video gaming machines	$32,859	$40,791	$107,946	$155,635
Table game, net of cash incentives	4,485	3,100	13,457	9,843
Poker	785	220	2,105	874
Total gaming revenue	$38,129	$44,111	$123,508	$166,352

Revenues are recognized net of certain sales incentives in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$1,468	$1,574	$4,573	$5,396
Other	12	178	154	580
Total promotional allowances	$1,480	$1,752	$4,727	$5,976

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Food and beverage	$748	$805	$2,207	$2,580
Other	6	93	81	292
Total cost of complimentary services	$754	$898	$2,288	$2,872

Gaming Taxes

The Company is subject to gaming taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states were or in which wagering occurs. At Hollywood Casino Baton Rouge, the gaming tax is based on graduated tax rates. The Company records gaming taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three and nine months ended September 30, 2013, these expenses, which are primarily recorded within gaming expense in the combined statements of income, totaled $17.3 million and $55.6 million, respectively, as compared to $19.9 million and $78.1 million for the three and nine months ended September 30, 2012, respectively.

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations.

The Company is dependent on the local market in which its casinos operate for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is dependent on the economy of the U.S. in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

The Company is dependent upon a stable gaming tax structure in the locations in which it operates. Any change in the tax structure could have a material adverse effect on future results of operations.

3.  New Accounting Pronouncements

In July 2013, the FASB issued explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  As of September 30, 2013, the Company does not have any unrecognized tax benefits, however, will apply this guidance, once adopted, when applicable.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)

Land and improvements	$28,156	$28,193
Building and improvements	109,822	109,248
Furniture, fixtures, and equipment	77,022	76,088
Construction in progress	470	87
Total property and equipment	215,470	213,616
Less accumulated depreciation	(104,285)	(94,662)
Property and equipment, net	$111,185	$118,954

Depreciation expense, for property and equipment, totaled $3.6 million and $10.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $3.6 million and $10.6 million for the three and nine months ended September 30, 2012, respectively.

5.  Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Operating Lease Commitments

In addition, the Company is liable under certain operating leases for equipment and other miscellaneous assets, which expire at various dates through 2015. Total rental expense under these agreements was $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.

6.  Income Taxes

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the combined balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$13,526	$14,401
Net deferred tax assets	13,526	14,401

Deferred tax liabilities:
Property, plant and equipment	(15,772)	(19,383)
Intangibles	(761)	(576)
Net deferred tax liabilities	(16,533)	(19,959)
Net	$(3,007)	$(5,558)

Reflected on combined balance sheets:
Current deferred tax assets, net	$1,985	$2,070
Noncurrent deferred tax liabilities, net	(4,992)	(7,628)
Net deferred taxes	$(3,007)	$(5,558)

The provision for income taxes charged to operations for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Current tax expense (benefit)
Federal	$3,162	$1,423	$8,011	$10,351
State	811	(239)	1,662	1,985
Total current	3,973	1,184	9,673	12,336

Deferred tax (benefit) expense
Federal	(1,743)	949	(2,376)	770
State	(435)	117	(175)	26
Total deferred	(2,178)	1,066	(2,551)	796
Total provision	$1,795	$2,250	$7,122	$13,132

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%	35.0%
State and local income taxes	6.0%	-5.2%	5.6%	3.1%
Permanent differences	0.5%	-0.1%	0.2%	0.0%
Other miscellaneous items	-1.4%	3.5%	-0.6%	0.6%
	40.1%	33.2%	40.2%	38.7%

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Amount based upon pretax income
Federal taxes	$1,566	$2,372	$6,200	$11,881
State and local income taxes	270	(355)	992	1,031
Permanent differences	22	(7)	31	9
Other miscellaneous items	(63)	240	(101)	211
	$1,795	$2,250	$7,122	$13,132

The Company was historically included in the consolidated federal income tax return with Penn and Penn’s other subsidiaries. However, the Company computed federal and state income taxes on a separate return basis. Taxes due were settled between the Company and Penn. The Company paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn on a continuing basis. These settlements included, among other things, the share of the federal income taxes allocated by Penn to the Company.

7.   Related Party Transactions

Net Advances and Liabilities to Penn and Related Entities

The Company had cumulative net advances to Penn of $46.9 million and $43.3 million at September 30, 2013 and December 31, 2012, respectively. These advances are the result of operating cash flows generated by the Company in excess of intercompany allocations from Penn such as the management fee agreement (described below). As part of the Spin-Off, these amounts were forgiven.

As of September 30, 2013, the Company participated in Penn’s property, general liability, workers’ compensation, and other insurance programs. The Company’s estimated share of these costs, which were allocated directly to the Hollywood Casino Baton Rouge and Hollywood Casino Perryville by Penn, was $0.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively. As part of the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville have or will enter into their own insurance programs.

Management Fee Agreement

As of September 30, 2013, the Company had a corporate overhead assessment agreement with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $1.2 million and $3.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.4 million and $5.2 million for the three and nine months ended September 30, 2012, respectively. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

8.  Supplemental Disclosures of Cash Flow Information

As of September 30, 2013, the Company paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn on a continuing basis. These settlements included, among other things, the share of the income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for the Company’s allocated share of federal income taxes was $0.8 million and $7.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $3.3 million and $9.9 million for the three and nine months ended September 30, 2012, respectively. The Company made state income tax payments of $0.7 million and $1.4 million directly to state taxing authorities for the three and nine months ended September 30, 2013, respectively, as compared to $0.7 million and $2.5 million for the three and nine months ended September 30, 2012, respectively.

9.  Subsequent Events

As discussed in Note 1, the Spin-Off was completed on November 1, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We were incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn, and were spun-off from Penn.  On November 1, 2013, Penn completed the spin-off of GLPI bv distributing the common stock it held in GLPI to Penn’s shareholders.  We intend to elect on our United States federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a “taxable REIT subsidiary” effective on the first day of the first taxable year of GLPI as a REIT.  A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the years when the company or its predecessor was taxed as a regular C corporation. For GLPI to elect REIT status, GLPI must distribute to its shareholders its undistributed E&P attributable to taxable periods prior to its REIT election. The Company currently estimates that, if it were to elect REIT status as of January 1, 2014, the aggregate amount of the special E&P taxable dividend would be approximately $1.05 billion. GLPI expects to pay the dividend with a combination of cash and GLPI common stock, with at least 20% being paid in cash and the remainder in GLPI common stock. GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. GLPI’s portfolio consists of 21 gaming and related facilities, including Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. and the real property associated with 19 gaming and related facilities (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio) that are geographically diversified across 13 states.

Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., both of which were wholly-owned subsidiaries of GLP Holdings, Inc. operate Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively. Hollywood Casino Baton Rouge was acquired by Penn in April 2001 as part of its acquisition of CRC Holdings, Inc. The facility is a dockside riverboat gaming facility which at September 30, 2013 featured approximately 121,000 square feet of property space with 940 gaming machines and 18 table games. The facility also includes a dockside building featuring a variety of amenities, including a steakhouse, a buffet and deli and various entertainment options. Hollywood Casino Perryville was opened by Penn on September 27, 2010.  At September 30, 2013, the facility featured approximately 98,000 square feet of property space with 1,158 slot machines and 12 table games.

We expect to grow our portfolio by aggressively pursuing opportunities to acquire additional gaming facilities to lease to gaming operators, which may include Penn. We also anticipate diversifying our portfolio over time, including by acquiring properties outside the gaming industry to lease to third parties. We believe that a number of gaming operators would de-lever or are seeking liquidity while continuing to generate the benefits of continued operations, which may present significant expansion opportunities for us to pursue. Of particular significance, we believe that a number of gaming operators would be willing to enter into transactions designed to monetize their real estate assets (i.e., gaming facilities) through sale-leaseback transactions with an unrelated party not perceived to be a competitor. These gaming operators could use the proceeds from the sale of those assets to repay debt and rebalance their capital structures, while maintaining the use of the sold gaming facilities through long term leases. Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we believe we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

Immediately after the Spin-Off, our earnings are primarily the result of the rental revenue from the lease of our properties to Penn Tenant LLC (“Penn Tenant”), a subsidiary of Penn pursuant to the Master Lease, which is a “triple-net” operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn Tenant) on the same terms and conditions. The rent structure under the Master Lease includes a component that is based on the performance of the facilities and this component will be adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than the two Hollywood Casinos in Columbus, Ohio and Toledo, Ohio) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of the two Hollywood Casinos in Columbus, Ohio and Toledo, Ohio during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Executive Summary

The following discussion relates to the historical operations of GLPI’s TRS Properties, namely Hollywood Casino Baton Rouge and Hollywood Casino Perryville.

Economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as the TRS Properties’ operating results. The expansion of newly constructed gaming facilities has increased competition in the regional markets in which our TRS Properties operate.

Financial Highlights

We reported net revenues and income from operations of $39.6 million and $5.7 million, respectively, for the three months ended September 30, 2013 compared to $45.8 million and $8.2 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $128.4 million and $21.6 million, respectively, for the nine months ended September 30, 2013 compared to $173.0 million and $39.1 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, were:

•                  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino Perryville.  This was partially offset by the opening of table games at Hollywood Casino Perryville in March 2013.

•                  The opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which negatively impacted Hollywood Casino Baton Rouge.

•                  Net income decreased by $1.8 million and $10.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding period in the prior year, primarily due to the variances explained above, partially offset by a decrease in income taxes.

Developments

•                  Hollywood Casino Perryville faced increased competition and its results have been negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013.

•                  In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, the tax rate would decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees, and on March 5, 2013, table games were opened at Hollywood Casino Perryville. The opening of a sixth casino in Prince George’s County (which by law may not open prior to July 1, 2016) may have an adverse impact on our Hollywood Casino Perryville facility.

•                  A new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, property and equipment, and goodwill as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, could have a material adverse effect on our financial condition.

Income Taxes

We anticipate that the Company will qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year beginning January 1, 2014, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Internal Revenue Code provisions (the “Code”), we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Property and Equipment

We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill

At September 30, 2013, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our combined balance sheet resulting from the acquisition of Hollywood Casino Baton Rouge and payments for Hollywood Casino Perryville’s gaming license.

Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the Hollywood Casino Baton Rouge reporting unit to its carrying amount. If the carrying amount exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated, an impairment loss is recognized.

In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company considers its Hollywood Casino Perryville gaming license as an indefinite-life intangible asset that does not require amortization based on the Company’s future expectations to operate this casino indefinitely as well as the gaming industry’s historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, the Company’s gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized.

Results of Operations

The combined results of operations of the TRS Properties for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Gaming	$38,129	$44,111	$123,508	$166,352
Food, beverage and other	2,984	3,464	9,573	12,608
Revenues	41,113	47,575	133,081	178,960
Less promotional allowances	(1,480)	(1,752)	(4,727)	(5,976)
Net revenues	39,633	45,823	128,354	172,984

Operating expenses:
Gaming	21,701	24,263	69,182	92,541
Food, beverage and other	2,690	3,077	8,240	10,241
General and administrative	5,966	6,762	18,541	20,429
Depreciation	3,611	3,566	10,826	10,639
Total operating expenses	33,968	37,668	106,789	133,850
Income from operations	$5,665	$8,155	$21,565	$39,134

Revenues

Revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$38,129	$44,111	$(5,982)	(13.6)%
Food, beverage and other	2,984	3,464	(480)	(13.9)%
Revenues	41,113	47,575	(6,462)	(13.6)%
Less promotional allowances	(1,480)	(1,752)	272	15.5%
Net revenues	$39,633	$45,823	$(6,190)	(13.5)%

				Percentage
Nine Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$123,508	$166,352	$(42,844)	(25.8)%
Food, beverage and other	9,573	12,608	(3,035)	(24.1)%
Revenues	133,081	178,960	(45,879)	(25.6)%
Less promotional allowances	(4,727)	(5,976)	1,249	20.9%
Net revenues	$128,354	$172,984	$(44,630)	(25.8)%

For the TRS Properties, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, and higher taxes. Additionally, the expansion of newly constructed gaming facilities has increased competition in the regional markets in which our TRS Properties operate.

We have no certain mechanism for determining why consumers choose to spend more or less money at our TRS Properties from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had a significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

Gaming revenue

Gaming revenue decreased by $6.0 million, or 13.6%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to decreased gaming revenue at Hollywood Casino Baton Rouge for $8.4 million primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which was partially offset by increased gaming revenue at Hollywood Casino Perryville for $2.4 million primarily due to the introduction of table games in March 2013.

Gaming revenue decreased by $42.8 million, or 25.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to decreased gaming revenue at Hollywood Casino Baton Rouge for $28.6 million primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012 as well as decreased gaming revenue at Hollywood Casino Perryville for $14.2 million primarily due to the impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which was partially offset by the introduction of table games at the property in March 2013.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$21,701	$24,263	$(2,562)	(10.6)%
Food, beverage and other	2,690	3,077	(387)	(12.6)%
General and administrative	5,966	6,762	(796)	(11.8)%
Depreciation	3,611	3,566	45	1.3%
Total operating expenses	$33,968	$37,668	$(3,700)	(9.8)%

				Percentage
Nine Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$69,182	$92,541	$(23,359)	(25.2)%
Food, beverage and other	8,240	10,241	(2,001)	(19.5)%
General and administrative	18,541	20,429	(1,888)	(9.2)%
Depreciation	10,826	10,639	187	1.8%
Total operating expenses	$106,789	$133,850	$(27,061)	(20.2)%

Gaming expense

Gaming expense decreased by $2.6 million, or 10.6%, and $23.4 million, or 25.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Baton Rouge, as well as to a lesser extent decreased payroll and marketing costs at this property due to realignment of costs associated with lower business demand. Additionally, gaming expense decreased at Hollywood Casino Perryville for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, resulting from decreased taxable gaming revenue mentioned above.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 40.1% and 40.2% for the three and nine months ended September 30, 2013, respectively, as compared to 33.2% and 38.7% for the three and nine months ended September 30, 2012, respectively, primarily due to recording favorable provision to return adjustments in the prior year.

Our projected annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

Historically, our primary sources of liquidity and capital resources have been cash flow from operations.   Subsequent to the Spin-Off, GLPI will have the ability to borrow funds under its Credit Facility, as well as the ability to raise additional funds in the credit markets in order to finance potential acquisitions.

Net cash provided by operating activities totaled $13.2 million and $21.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in net cash provided by operating activities of $7.8 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year was comprised primarily of lower cash receipts from customers partially offset by lower cash paid for operating expenses for the nine months ended September 30, 2013 compared to the corresponding period in the prior year primarily due to the impact of new competition on our TRS Properties’ operations.

Net cash used in investing activities totaled $3.0 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in investing activities for the nine months ended September 30, 2013 included expenditures for property and equipment, net of reimbursements totaling $3.2 million, which was partially offset by proceeds from the sale of property and equipment totaling $0.2 million.

Net cash used in financing activities totaled $6.2 million and $19.8 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash used in financing activities of $13.6 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year was primarily due to lower cash distributed to Penn for both TRS Properties for the nine months ended September 30, 2013 compared to the corresponding period in the prior year, partially offset by a lower allocated share of income taxes for Hollywood Casino Perryville.

Capital Expenditures

In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, Penn received approval from the Ohio Racing Commission for its relocation plans.  Construction started in late May 2013 for the new Hollywood-themed facility in Austintown featuring a new thoroughbred racetrack and up to 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility featuring a new standardbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton.  GLPI will be responsible to fund certain real estate related construction costs for these two facilities, which we anticipate will total approximately $100.0 million and $88.8 million for the Austintown facility and the Dayton facility, respectively.

Debt

On October 28, 2013, the Company entered into a new five year senior unsecured credit facility, consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. On October 30 and 31, 2013, the Company completed offerings of $2,050 million aggregate principal amount of three series of new senior notes issued by GLPI’s wholly owned subsidiaries: $550 million of 4.375% Senior Notes due 2018 ; $1,000 million of 4.875% Senior Notes due 2020; and $500 million of 5.375% Senior Notes due 2023.  See Note 4 in the notes to the consolidated balance sheets for GLPI included in this Form 10-Q for further details.

Obligations and Commitments

In addition to the indebtedness and capital expenditures described above, Penn assigned various leases on property acquired in connection with the Spin-Off.  See Note 3 to the notes to the consolidated balance sheets for GLPI included in this Form 10-Q for further details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk disclosed in the prospectus on Form 424b3, which was filed with the Securities and Exchange Commission on October 10, 2013.

Interest Rate Fluctuations

Under our Credit Facility, we have a $700 million revolving credit facility and a $300 million Term Loan.  The interest rates payable on the loans are, at our option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the ratings assigned to the Credit Facility. We are subject to market risk with respect to changes in the LIBOR rate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Pursuant to the Separation and Distribution Agreement, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) is retained by Penn and Penn indemnifies GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings.

ITEM 1A — Risk Factors

Risk Factors Relating to Our Spin-Off from Penn

We may be unable to achieve some or all the benefits that we expect to achieve from the Spin-Off.

We believe that, as a publicly traded company independent from Penn, GLPI will have the ability to pursue transactions with other gaming operators that would not pursue transactions with Penn as a current competitor, to fund acquisitions with its equity on significantly more favorable terms than those that would be available to Penn, to diversify into different businesses in which Penn, as a practical matter, could not diversify, such as hotels, entertainment facilities and office space, and to pursue certain transactions that Penn otherwise would be disadvantaged by or precluded from pursuing due to regulatory constraints. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Penn in the time we expect, if at all.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a separate publicly traded company primarily focused on owning a portfolio of gaming properties.

GLPI has no significant historical operations as an independent company and does not currently have the infrastructure and personnel necessary to operate as a separate publicly traded company without relying on Penn to provide certain services on a transitional basis. Penn is obligated to provide such transition services pursuant to the terms of a Transition Services Agreement that GLPI entered into with Penn, to allow GLPI time, if necessary, to build the infrastructure and retain the personnel necessary to operate as a separate publicly traded company without relying on such services. Following the expiration of the Transition Services Agreement, Penn will be under no obligation to provide further assistance to GLPI. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including periodic public filings with the Securities and Exchange Commission and compliance with NASDAQ’s continued listing requirements and with applicable state gaming rules and regulations, as well as compliance with generally applicable tax and accounting rules. Because GLPI’s business historically has not been operated as a separate publicly traded company, GLPI cannot assure you that it will be able to successfully implement the infrastructure or retain the personnel necessary to operate as a separate publicly traded company or that GLPI will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.

If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, GLPI could be subject to significant tax liabilities and, in certain circumstances, GLPI could be required to indemnify Penn for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.

Penn has received a private letter ruling from the IRS (substantially to the effect that, among other things, the Spin-Off, together with the required compliance exchanges and certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code (the “IRS Ruling”). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and Penn received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that Penn received from its tax advisors, relied on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI’s business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.

Under a Tax Matters Agreement that GLPI entered into with Penn, GLPI generally is required to indemnify Penn against any tax resulting from the Spin-Off to the extent that such tax resulted from (i) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (ii) other actions or failures to act by GLPI, or (iii) any of GLPI’s representations or undertakings being incorrect or violated. GLPI’s indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the Tax Matters Agreement, GLPI may be subject to substantial liabilities.

GLPI may not be able to engage in desirable strategic or capital-raising transactions following the Spin-Off. In addition, GLPI could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

To preserve the tax-free treatment to Penn of the Spin-Off, for the two-year period following the Spin-Off, GLPI may be prohibited, except in specific circumstances, from: (1) entering into any transaction pursuant to which all or a portion of GLPI’s stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, (3) repurchasing GLPI common stock, (4) ceasing to actively conduct the business of operating the Hollywood Casino Baton Rouge or Hollywood Casino Perryville, or (5) taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit GLPI’s ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of GLPI’s business.

The price of our common stock may fluctuate significantly.

Our stock price may fluctuate in response to a number of events and factors, such as change in market interest rates, variations in operating results, actions by various regulatory agencies and legislatures, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The Spin-Off agreements are not the result of negotiations between unrelated third parties.

The agreements that we entered into with Penn in connection with the Spin-Off, including the Separation and Distribution Agreement, Master Lease, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement, have been negotiated in the context of the Spin-Off while we were still a wholly-owned subsidiary of Penn. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Penn. As a result, although those agreements are generally intended to reflect arm’s-length terms, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Accordingly, there can be no assurance that the terms of these agreements will be as favorable for GLPI as would have resulted from negotiations with one or more unrelated third parties.

The historical financial information included in this filing may not be a reliable indicator of future results.

The historical financial statements included herein are the combined historical financial data of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which was acquired by a subsidiary of GLPI called GLP Holdings, Inc., and which operate the TRS Properties after the Spin-Off, which combined financial statements only reflect the historical operation of these two facilities.

The historical financial statements included herein may not reflect what the business, financial position or results of operations of GLPI will be in the future when it is a separate, publicly traded company.  Prior to the Spin-Off, the business of GLPI was operated by Penn as part of one corporate organization and not operated as a stand-alone company. Because GLPI has no significant historical operations and did not acquire the real estate ownership and development business of Penn until immediately prior to the Spin-Off, there are no historical financial statements for GLPI as it exists following the Spin-Off. Significant changes will occur in the cost structure, financing and business operations of GLPI as a result of its operation as a stand-alone company and the entry into transactions with Penn (and its subsidiaries) that have not existed historically, including the Master Lease.

The ownership by our executive officers and directors of common shares, options or other equity awards of Penn may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with Penn, substantially all of our executive officers, including our chief executive officer and chief financial officer, and certain directors own common shares of Penn, options to purchase common shares of Penn or other Penn equity awards as well as common shares, options to purchase common shares and/or other equity awards in both Penn and GLPI. The individual holdings of common shares, options to purchase common shares or other equity awards of Penn and GLPI may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Penn in ways that do not benefit or affect us in the same manner.

Peter M. Carlino, our Chairman and Chief Executive Officer, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their position at Penn.

Peter M. Carlino serves as Chairman of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn’s management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g. Master Lease) thereafter between us and Penn. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future.

Potential indemnification liabilities of GLPI pursuant to the Separation and Distribution Agreement could materially adversely affect GLPI.

The Separation and Distribution Agreement between GLPI and Penn provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between GLPI and Penn with respect to, and resulting from the separation.

Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make GLPI financially responsible for substantially all liabilities that may exist relating to or arising out of its business. If GLPI is required to indemnify Penn under the circumstances set forth in the Separation and Distribution Agreement, GLPI may be subject to substantial liabilities.

In connection with our Spin-Off from Penn, Penn will indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Penn’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, Penn has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Penn agreed to retain, and there can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn.

A court could deem the distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

A court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by Penn in connection with the Spin-Off, or the E&P distribution by GLPI, to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Penn some or all of the shares of our common stock issued in the distribution, to return some of the E&P distribution to GLPI, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risk Factors Relating to the Status of GLPI as a REIT

If GLPI does not qualify to be taxed as a REIT, or fails to remain qualified as a REIT, GLPI will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to shareholders of GLPI.

GLPI intends to operate in a manner that will allow GLPI to qualify to be taxed as a REIT for U.S. federal income tax purposes, which GLPI currently expects to occur commencing with its taxable year beginning on January 1, 2014. GLPI received an opinion from its special tax advisors, Wachtell, Lipton, Rosen & Katz and KPMG LLP (collectively the “Special Tax Advisors”), with respect to its qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinions of Special Tax Advisors represent only the view of Special Tax Advisors based on their review and analysis of existing law and on certain representations as to factual matters and covenants made by GLPI, including representations relating to the values of GLPI’s assets and the sources of GLPI’s income. The opinions are expressed as of the date issued. Special Tax Advisors will have no obligation to advise GLPI or the holders of GLPI common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Special Tax Advisors and GLPI’s qualification as a REIT will depend on GLPI’s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Advisors. GLPI’s ability to satisfy the asset tests depends upon GLPI’s analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.

Penn has received a private letter ruling from the IRS with respect to certain issues relevant to GLPI’s qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) certain of the assets to be held by GLPI after the Spin-Off and (2) the methodology for calculating a certain portion of rent received by GLPI pursuant to the Master Lease will not adversely affect GLPI’s qualification as a REIT. Although GLPI may generally rely upon the ruling, no assurance can be given that the IRS will not challenge GLPI’s qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

If GLPI were to fail to qualify to be taxed as a REIT in any taxable year, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to GLPI shareholders would not be deductible by GLPI in computing its taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to its shareholders, which in turn could have an adverse impact on the value of GLPI common stock. Unless GLPI were entitled to relief under certain Code provisions, GLPI also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which GLPI failed to qualify to be taxed as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize GLPI’s REIT qualification. GLPI’s qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, GLPI’s ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which it has no control or only limited influence.

Legislative or other actions affecting REITs could have a negative effect on GLPI.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). In particular, in June 2013 several companies pursuing REIT conversions disclosed that they have been informed by the IRS that it has formed a new internal working group to study the current legal standards the IRS uses to define “real estate” for purposes of the REIT provisions of the Code. While GLPI has no reason to believe that its private letter ruling will be adversely affected by the IRS internal working group, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI. GLPI cannot predict how changes in the tax laws might affect its investors or GLPI. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect GLPI’s ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to GLPI investors and GLPI of such qualification.

GLPI could fail to qualify to be taxed as a REIT if income it receives from Penn or its subsidiaries is not treated as qualifying income.

Under applicable provisions of the Code, GLPI will not be treated as a REIT unless it satisfies various requirements, including requirements relating to the sources of its gross income. Rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, GLPI may fail to qualify to be taxed as a REIT. Furthermore, GLPI’s qualification as a REIT will depend on GLPI’s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. GLPI’s ability to satisfy the asset tests depends upon GLPI’s analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.

In addition, subject to certain exceptions, rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of these requirements if GLPI or an actual or constructive owner of 10% or more of GLPI stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock entitled to vote or 10% or more of the total value of all classes of Penn stock. GLPI’s charter provides for restrictions on ownership and transfer of its shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by GLPI from Penn or its subsidiaries to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including GLPI’s stock.

REIT distribution requirements could adversely affect GLPI’s ability to execute its business plan.

GLPI generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for GLPI to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that GLPI distributes. To the extent that GLPI satisfies this distribution requirement and qualifies for taxation as a REIT but distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, GLPI will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, GLPI will be subject to a 4% nondeductible excise tax if the actual amount that GLPI distributes to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. GLPI intends to make distributions to its shareholders to comply with the REIT requirements of the Code.

From time to time, GLPI may generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If GLPI does not have other funds available in these situations, GLPI could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable GLPI to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase GLPI’s costs or reduce its equity. Thus, compliance with the REIT requirements may hinder GLPI’s ability to grow, which could adversely affect the value of GLPI stock. Restrictions in GLPI’s indebtedness following the Spin-Off, including restrictions on GLPI’s ability to incur additional indebtedness or make certain distributions, could preclude it from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of GLPI common stock outstanding without commensurate increases in funds from operations each would adversely affect the ability of GLPI to maintain distributions to its shareholders. Moreover, the failure of Penn to make rental payments under the Master Lease would materially impair the ability of GLPI to make distributions. Consequently, there can be no assurance that GLPI will be able to make distributions at the anticipated distribution rate or any other rate.

Even if GLPI remains qualified as a REIT, GLPI may face other tax liabilities that reduce its cash flow.

Even if GLPI remains qualified for taxation as a REIT, GLPI may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, GLPI will hold some of its assets or conduct certain of its activities through one or more TRS or other subsidiary corporations that will be subject to federal, state, and local corporate-level income taxes as regular C corporations as well as state and local gaming taxes. In addition, GLPI may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to GLPI shareholders.

Complying with REIT requirements may cause GLPI to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify to be taxed as a REIT for U.S. federal income tax purposes, GLPI must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of GLPI’s investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of GLPI’s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of GLPI’s total assets can be represented by securities of one or more TRSs. If GLPI fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, GLPI may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing GLPI’s income and amounts available for distribution to GLPI shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT GLPI must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to GLPI shareholders and the ownership of GLPI stock. GLPI may be unable to pursue investments that would be otherwise advantageous to GLPI in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder GLPI’s ability to make certain attractive investments.

Complying with REIT requirements may limit GLPI’s ability to hedge effectively and may cause GLPI to incur tax liabilities.

The REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities. Income from certain hedging transactions that GLPI may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that GLPI enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules,

GLPI may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of GLPI’s hedging activities because the TRS may be subject to tax on gains or expose GLPI to greater risks associated with changes in interest rates that GLPI would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

GLPI will pay the E&P distribution in common stock and cash and may pay taxable dividends on GLPI common stock in common stock and cash. GLPI’s shareholders may sell shares of GLPI common stock to pay tax on such dividends, placing downward pressure on the market price of GLPI common stock.

GLPI will pay the E&P distribution in a combination of cash and GLPI stock, which GLPI expects will consist of at least 20% being paid in cash with the remainder in GLPI common stock. Each GLPI shareholder will be permitted to elect to receive the shareholder’s entire entitlement under the E&P distribution in either cash or GLPI common stock, subject to a limitation on the amount of cash to be distributed in the aggregate to all GLPI shareholders (the “Cash Limitation”). The Cash Limitation will in no event be less than 20% of the E&P distribution declaration (without regard to any cash that may be paid in lieu of fractional shares). If GLPI shareholders elect to receive an amount of cash in excess of the Cash Limitation, each such electing shareholder will receive a pro rata amount of cash corresponding to the shareholder’s respective entitlement under the E&P distribution declaration. Penn has received a private letter ruling from the IRS with respect to certain issues relevant to GLPI’s payment of the E&P distribution in a combination of cash and GLPI stock. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) the E&P distribution will be treated as a dividend that will first reduce GLPI’s accumulated earnings and profits (as determined for U.S. federal income tax purposes) attributable to pre-REIT years in satisfaction of the REIT annual distribution requirement and (2) the amount of any GLPI stock received by any GLPI shareholder as part of the E&P distribution will be considered to equal the amount of cash that could have been received instead. In the E&P distribution, a shareholder of GLPI common stock will be required to report dividend income as a result of the E&P distribution even though GLPI distributed no cash or only nominal amounts of cash to such shareholder.

GLPI currently intends to pay dividends (other than the E&P distribution) in cash only, and not in-kind. However, if for any taxable year, GLPI has significant amounts of taxable income in excess of available cash flow, GLPI may declare dividends in-kind in order to satisfy the REIT annual distribution requirements. GLPI may distribute a portion of its dividends in the form of its stock or its debt instruments. In either event, a shareholder of GLPI common stock will be required to report dividend income as a result of such distributions even though GLPI distributed no cash or only nominal amounts of cash to such shareholder.

The IRS has issued private letter rulings to other REITs (and, with respect to the E&P distribution and as described above, to Penn) treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but GLPI could request a similar ruling from the IRS. GLPI cannot rely on the private letter ruling Penn received from the IRS, as described above, with respect to the payment of dividends other than the E&P distribution. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to GLPI’s taxable year beginning on January 1, 2014 and future taxable years. Accordingly, it is unclear whether and to what extent GLPI will be able to make taxable dividends (other than the E&P distribution) payable in-kind.

If GLPI made any taxable dividend payable in cash and common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of GLPI’s current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the GLPI stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, GLPI may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in GLPI stock. If, in any taxable dividend payable in cash and GLPI stock, a significant number of GLPI shareholders determine to sell shares of GLPI stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of GLPI stock.

If the total cash payable to shareholders in the Purging Distribution is limited, the amount of cash received by each shareholder is dependent on the election of other shareholders.

GLPI expects to limit the total amount of cash payable in the E&P distribution subject to the Cash Limitation. The balance of the E&P distribution will be in the form of shares of GLPI common stock. Each GLPI shareholder will be permitted to elect to receive the shareholder’s entire entitlement under the E&P distribution in either cash or GLPI common stock, subject to the Cash Limitation. The Cash Limitation will in no event be less than 20% of the E&P distribution declaration (without regard to any cash that may be paid in lieu of fractional shares). If GLPI shareholders elect to receive an amount of cash in excess of the Cash Limitation, each such electing shareholder will receive a pro rata amount of cash corresponding to the shareholder’s respective entitlement under the E&P distribution declaration. Therefore, shareholders may not receive exactly the dividend that they elect and may receive a pro rata amount of the Cash Limitation and shares of GLPI common stock.

Even if GLPI qualifies to be taxed as a REIT, GLPI could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT.

GLPI will own appreciated assets that were held by a C corporation before GLPI elected to be treated as a REIT and were acquired by GLPI in a transaction in which the adjusted tax basis of the assets in GLPI’s hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If GLPI disposes of any such appreciated assets during the ten-year period following GLPI’s acquisition of the assets from the C corporation (i.e., during the ten-year period following GLPI’s qualification as a REIT), GLPI will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by GLPI (i.e., at the time that GLPI became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. GLPI would be subject to this tax liability even if it qualifies and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and GLPI’s distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. GLPI may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If GLPI sells such assets in a taxable transaction, the amount of corporate tax that GLPI will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time GLPI became a REIT. The amount of tax could be significant.

Risk Factors Relating to Our Business following the Spin-Off

We are dependent on Penn (including its subsidiaries) until we substantially diversify our portfolio, and an event that has a material adverse effect on Penn’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

Immediately following the Spin-Off, a subsidiary of Penn became the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on Penn to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. The inability or unwillingness of Penn to meet its subsidiary’s rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.

Due to our dependence on rental payments from Penn and its tenant subsidiary as our main source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the lease with respect to a particular property. Failure by Penn’s tenant subsidiary to comply with the terms of the Master Lease or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Penn. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

Our management team, including chairman and chief executive officer (Peter M. Carlino) and chief financial officer (William J. Clifford), has limited experience operating a REIT.

The requirements for qualifying as a REIT are highly technical and complex. Our management team, including chairman and chief executive officer (Peter M. Carlino) and chief financial officer (William J. Clifford), has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. Any failure to comply with those provisions in a timely manner could prevent GLPI from qualifying as a REIT or could force GLPI to pay unexpected taxes and penalties. In such event, GLPI’s net income would be reduced and GLPI could incur a loss, which could materially harm its business, financial position or results of operations. In addition, there is no assurance that their past experience with the acquisition, development and disposition of gaming facilities will be sufficient to enable them to successfully manage GLPI’s portfolio of properties as required by its business plan or the REIT provisions of the Code.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We currently have indebtedness of approximately $2.35 billion, with an additional $700 million available for borrowing under our revolving credit facility. We transferred most of the proceeds from this indebtedness to Penn or one of its affiliates in connection with the internal reorganization. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time (if any). Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to develop new or enhance our existing properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to engage in significant equity issuances will be limited or restricted after our Spin-Off from Penn in order to preserve the tax-free nature of the Spin-Off. If and when additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market following the Spin-Off, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business, financial position or results of operations.

The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. We have to comply with the following financial covenants: a maximum total debt to total asset value ratio of 60% (subject to increase to 65% for specified periods in connection with certain acquisitions), a minimum fixed charge coverage ratio of 2 to 1, a maximum senior secured debt to total asset value ratio of 40% and a maximum unsecured debt to unencumbered asset value ratio of 60%. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business, financial position or results of operations.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

As the owner of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Master Lease is based, over time, on the performance of the gaming facilities operated by Penn on our properties.

The gaming industry is characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, internet lotteries and other internet wagering gaming services and, in a broader sense, gaming operators face competition from all manner of leisure and entertainment activities. Gaming competition is intense in most of the markets where our facilities are located. Recently, there has been additional significant competition in the gaming industry as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened our business results may be negatively impacted. Additionally, decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and increased stock market volatility may negatively impact our revenues. Inclement weather and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. A component of the rent under the Master Lease is based, over time, on the performance of the gaming facilities operated by Penn on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to the Master Lease for an extended period may negatively impact our revenues.

We face extensive regulation from gaming and other regulatory authorities.

The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which Penn operates require GLPI and its affiliates to maintain a license as a key business entity or supplier of Penn because of GLPI’s status as landlord.

In many jurisdictions, gaming laws can require certain of our shareholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest.

Additionally, substantially all material loans, leases, sales of securities and similar financing transactions by GLPI and its subsidiaries must be reported to and in some cases approved by gaming authorities. Neither GLPI nor any of its subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of GLPI or one of its subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.

Required regulatory approvals can delay or prohibit transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.

The tenants of our gaming properties are operators of gaming facilities, which operators must be licensed under applicable state law. Prior to the transfer of gaming facilities, the new operator generally must become licensed under state law. In the event that the Master Lease or any future lease agreement we will enter into is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable state government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.

Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.

We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for GLPI to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which GLPI elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own GLPI stock during at least 335 days of a taxable year (other than the first taxable year for which GLPI elects to be taxed as a REIT). GLPI’s charter, with certain exceptions, authorizes the Board of Directors to take such actions as are necessary and desirable to preserve GLPI’s qualification as a REIT. GLPI’s charter also provides that, subject to certain exceptions with respect to certain members of the Carlino family and affiliates of Fortress and unless exempted by the Board of Directors, no person may beneficially or constructively own more than 7% in value or in number, whichever is more restrictive, of GLPI’s outstanding shares of all classes and series of stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of GLPI that might involve a premium price for shares of GLPI stock or otherwise be in the best interests of GLPI shareholders. The acquisition of less than 7% of our outstanding stock by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 7% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. GLPI’s charter also provides that shares of GLPI’s capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of GLPI’s capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. GLPI or its designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of GLPI’s capital stock in violation of the limit may be void under certain circumstances. GLPI’s 7% ownership limitation may have the effect of delaying, deferring or preventing a change in control of GLPI, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for GLPI’s shareholders. To assist GLPI in complying with applicable gaming laws, our charter also provides that capital stock of GLPI that is owned or controlled by an unsuitable person or an affiliate of an unsuitable person will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any such unsuitable person or affiliate will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by the unsuitable person or affiliate for the shares or the amount realized from the sale, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion. The shares shall additionally be redeemable by GLPI, out of funds legally available for that redemption, to the extent required by the gaming authorities making the determination of unsuitability or to the extent determined to be necessary or advisable by our Board, at a redemption price equal to the lesser of (i) the market price on the date of the redemption notice, (ii) the market price on the redemption date, or (iii) the actual amount paid for the shares by the owner thereof, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion.

Pennsylvania law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit GLPI’s shareholders from realizing a premium on their stock.

GLPI’s charter and bylaws contain, and Pennsylvania law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with GLPI’s Board of Directors rather than to attempt a hostile takeover. GLPI’s charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors; (iii) classify our Board of Directors into three separate classes with staggered terms; (iv) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (v) not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to the compensation and governance committee; (vi) require shareholders to have beneficially owned at least 1% of the outstanding GLPI common stock in order to recommend a person for nomination for election to the Board, or to present a shareholder proposal, for action at a shareholders meeting; and (vii) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.

In addition, specific anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to attempt a hostile takeover. These provisions require (i) approval of certain transactions by a majority of the voting stock other than that held by the potential acquirer; (ii) the acquisition at “fair value” of all the outstanding shares not held by an acquirer of 20% or more; (iii) a five-year moratorium on certain “business combination” transactions with an “interested shareholder;” (iv) the loss by interested shareholders of their voting rights over “control shares;” (v) the disgorgement of profits realized by an interested shareholder from certain dispositions of GLPI shares; and (vi) severance payments for certain employees and prohibiting termination of certain labor contracts.

GLPI’s believes these provisions will protect its shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with GLPI’s Board of Directors and by providing GLPI’s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make GLPI immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that GLPI’s Board of Directors determines is not in the best interests of GLPI. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. If we lose the services of Messrs. Carlino or Clifford, we may not be able to successfully manage our business or achieve our business objectives.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

While the Master Lease requires, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance we carry may not fully compensate us for the loss of business or tenants due to an interruption caused by a casualty event. Further, if one of our tenants has insurance but is underinsured, that tenant may be unable to satisfy its payment obligations under its lease with us.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.

As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we will not operate or manage most of our property, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.

In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.

Although we intend to require our operators and tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 — Defaults upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Combined Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Combined Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Combined Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Combined Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the notes to the Combined Financial Statements, tagged as blocks of text.

*                                         Filed or furnished, as applicable, herewith

**                                  Pursuant to applicable securities law and regulations, the interactive data file is deemed not filed or a part of the registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

November 25, 2013	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Combined Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Combined Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Combined Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Combined Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the notes to the Combined Financial Statements, tagged as blocks of text.

*                                         Filed or furnished, as applicable, herewith.

**                                  Pursuant to applicable securities law and regulations, the interactive data file is deemed not filed or a part of the registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.