Form 10-K
period 2013-12-31
Gaming & Leisure Properties, Inc.
filed 2014-03-25
CIK 1575965

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36124

Gaming and Leisure Properties, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	46-2116489 (I.R.S. Employer Identification No.)
825 Berkshire Blvd., Suite 400 Wyomissing, Pennsylvania (Address of principal executive offices)	19610 (Zip Code)

Registrant's telephone number, including area code: (610) 401-2900

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant's common stock was not listed on any exchange or over-the-counter market. The registrant's common stock began trading on the NASDAQ Global Select Market on November 1, 2013. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on December 31, 2013 was $3.5 billion.

          The number of shares of the registrant's common stock outstanding as of March 17, 2014 was 112,132,334.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and subsidiaries (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company's business strategy, plans, and goals and objectives.

        Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  the ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects, including GLPI's ability to qualify as a real estate investment trust;

  •
  our ability to maintain our status as a real estate investment trust and there being no need for any further dividend of historical accumulated earnings and profits in order to qualify as a real estate investment trust in 2014;

  •
  the ability and willingness of our tenants, operators and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

  •
  the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

  •
  the ability of our tenants and operators to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract customers;

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

  •
  GLPI's duty to indemnify Penn National Gaming, Inc. and Subsidiaries ("Penn") in certain circumstances if the spin-off transaction described in Part 1 of this Form 10-K fails to be tax-free;

  •
  changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

  •
  changes in accounting standards;

ii

  •
  the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

  •
  other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

  •
  additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document.

        Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section of this document. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

        You should consider the areas of risk described above, as well as those set forth under the heading "Risk Factors," in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

iii

        This 10-K includes information regarding Penn, a Pennsylvania corporation. Penn is subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn provided in this 10-K has been derived from public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for information purposes only. Penn's filings with the SEC can be found at www.sec.gov.

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.    BUSINESS

Overview

        On November 15, 2012, Penn announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded real estate investment trust ("REIT"), GLPI (the "Spin-Off").

        GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," in a tax-free distribution. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, pursuant to a master lease (the "Master Lease"). The master lease is a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. GLPI also owns and operates the TRS Properties through its taxable REIT subsidiaries ("TRS").

        The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60, "Spinoffs and Reverse Spinoffs."

        Prior to the Spin-Off, GLPI and Penn entered into a Separation and Distribution Agreement setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of Penn and GLPI. Penn and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and Penn.

        GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of December 31, 2013, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 19 gaming and related facilities (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio) that are geographically diversified across 13 states. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

        In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for United States ("U.S.") federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210 million. Of 88,691,827 million shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.

Tax Status

        We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Internal Revenue Code (the "Code") provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

        Our TRS Properties are able to engage in activities resulting in income that is not qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Properties are subject to federal and state income taxes.

Tenants

        As of December 31, 2013, all of the Company's properties with the exception of the TRS properties were leased to a wholly-owned subsidiary of Penn under the Master Lease.

        Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. The obligations under the Master Lease are guaranteed by Penn and by all Penn subsidiaries that occupy and operate the facilities leased under the Master Lease, or that own a gaming license, other license or other material asset necessary to operate any portion of the facilities. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the entire portfolio.

        We will seek to cultivate our relationships with tenants and gaming providers in order to expand the mixture of tenants operating our properties and, in doing so, to reduce our dependence on Penn. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our overall portfolio of gaming properties. For instance, in January

2014, GLPI closed on an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The Casino Queen property is operated by the former owners pursuant to a long-term lease with terms and conditions similar to the Master Lease.

        The rent structure under the Master Lease with Penn includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Master Lease with Penn are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

        At Penn's option, the Master Lease with Penn may be extended for up to four 5-year renewal terms beyond the initial 15-year term, on the same terms and conditions. If Penn elects to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease, provided that the final renewal option shall only be exercisable with respect to certain of the barge-based facilities—i.e., facilities where barges serve as foundations upon which buildings are constructed to serve as gaming or related facilities or serve ancillary purposes such as access platforms or shear barges to protect a gaming facility from floating debris—following an independent third party expert's review of the total useful life of the applicable barged-based facility measured from the beginning of the initial term. If the final five-year renewal term would not cause the aggregate term to exceed 80% of the useful life of such facility, the facility shall be included in the five-year renewal. In the event that a five-year renewal of such facility would cause it to exceed 80% of the estimated useful life, such facility shall be included in the renewal for the period of time equal to but not exceeding 80% of the estimated useful life.

        Penn will not have the ability to terminate its obligations under the Master Lease prior to its expiration without the Company's consent. If the Master Lease is terminated prior to its expiration other than with our consent, Penn may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property.

        The following table summarizes certain features of our properties as of December 31, 2013:

	Location	Type of Facility	Approx. Property Square Footage(1)	Owned Acreage	Leased Acreage(2)	Hotel Rooms
Tenants
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	74.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	0.4	2.1	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	276.4	—	100
Argosy Casino Alton	Alton, IL	Dockside gaming	241,762	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	44.3	—	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	573.7	—	—
M Resort	Henderson, NV	Land-based gaming	910,173	87.6	—	390
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	6.7	27.0	152
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	317.4	—	—
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	425,920	579.9	—	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	41	—	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	1.6	26.6	—
Argosy Casino Sioux City	Sioux City, IA	Dockside gaming	73,046	—	4.6	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	247.8	—	502
Under Development
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Harness racing	—	119.4	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	—	193.4	—	—

			6,344,403	2,978.7	163.7	2,635

TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	120,517	28.9	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	97,961	36.4	—	—

			218,478	65.3	—	—

Total			6,562,881	3,044.0	163.7	2,635

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Leased acreage reflects land subject to leases with third parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

Hollywood Casino Lawrenceburg

        We own 74.1 acres and lease 32.1 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot, with the other portion used for remote parking.

Hollywood Casino Aurora

        We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 0.4 acres, on which the pavilion is located and a pedestrian walkway bridge. The property also includes a parking lot under an operating lease agreement and two parking garages under capital lease agreements, together comprising over 2 acres.

Hollywood Casino Joliet

        We own 276 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a 1,100 space parking garage, surface parking areas and a recreational vehicle park.

Argosy Casino Alton

        We lease 3.6-acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas with 1,341 spaces. In addition, we own an office building property consisting of 0.2 acres.

Hollywood Casino Toledo

        We own a 44-acre site in Toledo, Ohio, where Penn opened Hollywood Casino Toledo on May 29, 2012. The property includes the casino as well as structured and surface parking.

Hollywood Casino Columbus

        We own 116 acres of land in Columbus, Ohio, where Penn opened Hollywood Casino Columbus on October 8, 2012. The property includes the casino as well as structured and surface parking.

Hollywood Casino at Charles Town Races

        We own 300 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

Hollywood Casino at Penn National Race Course

        We own 574 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 181 acres. The facility includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes approximately 393 acres surrounding the Penn National Race Course that are available for future expansion or development.

M Resort

        We own 88 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel, a 4,700 space parking facility, and other facilities.

Hollywood Casino Bangor

        We own and lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of just over 9 acres, and includes a 152-room hotel and four-story parking. In addition, we lease 25 acres located at historic Bass Park, which is adjacent to the facility, which includes a one-half mile standard bred racetrack and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

Zia Park Casino

        The casino adjoins the racetrack and is located on 317 acres that we own in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack. In September 2013, Penn began construction of a new hotel, budgeted at $26.2 million which will include 150 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

Hollywood Casino Bay St. Louis

        We own 580 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, and other facilities.

Argosy Casino Riverside

        We own 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.

Hollywood Casino Tunica

        We lease 68 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.

Boomtown Biloxi

        We lease 18.2 acres, most of which is utilized for the gaming location. We also lease 5 acres of submerged tidelands at the casino site from the State of Mississippi, lease 3.6 acres for parking, own 1.2 acres of land mostly used for parking and welcome center, and own 0.4 acres of undeveloped land. We own the barge on which the casino is located and all of the land-based facilities.

Argosy Casino Sioux City

        We lease 4.1 acres, for the landing rights and parking, which includes the dockside embarkation for the Argosy IV, a riverboat casino. We own the Argosy IV and adjacent barge facilities. We also lease 0.4 acres primarily used for employee parking.

Hollywood Casino St. Louis

        We own 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking.

Properties Under Development

Hollywood Gaming at Dayton Raceway

        We own 119 acres in Dayton, Ohio, where we are developing a new integrated racing and gaming facility, which we anticipate completing in the fall of 2014 at which time it will be leased to Penn.

Hollywood Gaming at Mahoning Valley Race Course

        We own 193 acres in Youngstown, Ohio, where we are developing a new integrated racing and gaming facility, which we anticipate completing in the fall of 2014 at which time it will be leased to Penn.

TRS Properties

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space with 943 gaming machines and 18 table games. The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a steakhouse, a 268-seat buffet, a deli, a premium players' lounge, a nightclub, a lobby bar, a public atrium, two meeting rooms and 1,490 parking spaces.

Hollywood Casino Perryville

        Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 1,158 slot machines. On March 5, 2013, table games were opened at Hollywood Casino Perryville following a November 2012 referendum authorizing the ability to add table games to Maryland's five existing and planned casinos. At December 31, 2013, Hollywood Casino Perryville had 12 table games and 10 poker tables. The facility also offers various food and beverage options, including a bar and grill, a gift shop and 1,600 parking spaces with valet and self-parking.

Competition

        We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.

        In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, the gaming operations at our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which our gaming tenants and operators are located (such as in Ohio and Maryland), have legalized, and will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming tenants and operators and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact our gaming tenants and operators' ability to compete with facilities in nearby jurisdictions.

        Hollywood Casino Baton Rouge and Hollywood Casino Perryville recently faced additional competition. Hollywood Casino Perryville's results have been and will continue to be negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings in mid-September 2012 to approximately 4,750 slot machines, as well as opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013. Additionally, a proposed mid-2014 opening of a $400 million casino in Baltimore City County will also negatively impact our operations at Hollywood Casino Perryville. Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, table games were opened on March 5, 2013 and the tax rate will decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George's County was granted. The proposed $925 million casino, which can not open until the earlier of July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact Hollywood Casino Perryville's financial results. In Louisiana, a new riverboat casino and hotel in Baton Rouge opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

Segments

        Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 "Segment Reporting") reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 11—Segment Information" for further information with respect to the Company's segments.

Management

Name	Age	Position
Peter M. Carlino	67	Chairman of the Board and Chief Executive Officer
William J. Clifford	56	Chief Financial Officer, Secretary and Treasurer
Steven T. Synder	53	Senior Vice President of Corporate Development
Brandon J. Moore	39	Senior Vice President and General Counsel

        Peter M. Carlino.    Mr. Carlino is Chairman of our Board of Directors and Chief Executive Officer. Prior to the Spin-Off, Mr. Carlino served as Penn's Chief Executive Officer since April 1994. After the Spin-Off, Mr. Carlino no longer serves as an officer of Penn, however, he continues in his role as Penn's Chairman of the Board of Directors. Since 1976, Mr. Carlino has been President of

Carlino Capital Management Corp. (formerly known as Carlino Financial Corporation), a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning and monitoring the operations.

        William J. Clifford.    Mr. Clifford is our Chief Financial Officer, Secretary and Treasurer. Prior to the Spin-off, Mr. Clifford served as Penn's Senior Vice President-Finance and Chief Financial Officer since October 2001. After the Spin-Off, Mr. Clifford no longer serves as an officer of Penn. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas. From May 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Casino Administrator with Las Vegas Hilton, Las Vegas, Senior Internal Auditor with Del Webb, Las Vegas, and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno.

        Steven T. Synder.    Mr. Synder is our Senior Vice President of Corporate Development. Mr. Synder joined us in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, he was Penn's Senior Vice President of Corporate Development from 2003 and was responsible for identifying and conducting internal and industry analysis of potential acquisitions, partnerships and other opportunities. He joined Penn in May 1998 through 2001 as Vice President of Corporate Development. Prior to joining Penn, Mr. Synder was a partner with Hamilton Partners, Ltd., as well as Managing Director of Municipal and Corporate Investment Banking for Meridian Capital Markets. Mr. Synder began his career in finance at Butcher & Singer, where he served as First Vice President of Public Finance.

        Brandon J. Moore.    Mr. Moore joined us in January 2014 as Senior Vice President and General Counsel. Previously, he served as a Vice President, Senior Corporate Counsel at Penn from March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr, LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.

Tax Considerations

        We intend to elect to be treated as a REIT on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. The material qualification requirements are summarized below. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Additionally, while we intend to operate so that we continue to qualify to be taxed as a REIT, no assurance can be given that the Internal Revenue Service (the "IRS") will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future.

Taxation of REITs in General

        As a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from an investment in a C corporation. A "C corporation" is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders. We will nonetheless be subject to U.S. federal tax in the following circumstances:

  •
  We will be taxed at regular corporate rates on any undistributed net taxable income, including undistributed net capital gains.

  •
  We may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

  •
  If we have net income from prohibited transactions, which are, in general, sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

  •
  If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may thereby avoid the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

  •
  If we fail to satisfy the 75% gross income test and/or the 95% gross income test, as discussed below, but nonetheless maintain our qualification as a REIT because we satisfy other requirements, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

  •
  If we violate the asset tests (other than certain de minimis violations) or other requirements applicable to REITs, as described below, and yet maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty tax. In that case, the amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the nonqualifying assets in question multiplied by the highest corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure.

  •
  If we fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed net taxable income from prior periods, we will be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level.

  •
  We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record-keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's shareholders.

  •
  A 100% tax may be imposed on transactions between us and a TRS that do not reflect arm's-length terms.

  •
  If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize gain on a disposition of any such assets during the ten-year period following their acquisition from the subchapter C corporation.

  •
  The earnings of our TRSs will generally be subject to U.S. federal corporate income tax.

        In addition, we and our subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local, and foreign income, property, gross receipts and other taxes on our assets and operations. We could also be subject to tax in situations and on transactions not presently contemplated.

Requirements for Qualification—General

        The Code defines a REIT as a corporation, trust or association:

  1.
  that is managed by one or more trustees or directors;

  2.
  the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

  3.
  that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;

  4.
  that is neither a financial institution nor an insurance company subject to specific provisions of the Code;

  5.
  the beneficial ownership of which is held by 100 or more persons;

  6.
  in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer "individuals" (as defined in the Code to include specified tax-exempt entities); and

  7.
  that meets other tests described below, including with respect to the nature of its income and assets.

        The Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation's initial tax year as a REIT (which, in our case, will be 2014). Our charter provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6) above. If we fail to satisfy these share ownership requirements, except as provided in the next sentence, our status as a REIT will terminate. If, however, we comply with the rules contained in applicable U.S. Department of the Treasury (the "Treasury") regulations that require us to ascertain the actual ownership of our shares and we do not know, or would not have known through the exercise of reasonable diligence, that we failed to meet the requirements described in condition (6) above, we will be treated as having met this requirement.

        To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If, upon request by the Company, a stockholder fails or refuses to comply with the demands, such holder will be required by Treasury regulations to submit a statement with his, her or its tax return disclosing the actual ownership of our stock and other information.

Taxable REIT Subsidiaries

        In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a TRS. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a TRS. The separate existence of a TRS or other taxable corporation is not ignored for U.S. federal income tax purposes. Accordingly, a TRS or other taxable subsidiary corporation generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate and may reduce our ability to make distributions to our shareholders.

        We are not treated as holding the assets of a TRS or other taxable subsidiary corporation or as receiving any income that the subsidiary earns. Rather, the stock issued by a taxable subsidiary corporation to us is an asset in our hands, and we treat the dividends paid to us from such taxable subsidiary corporation, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of TRSs or other taxable subsidiary corporations on a look-through basis in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use TRSs or other taxable subsidiary corporations to perform services or conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.

        The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT's tenants that are not conducted on an arm's-length basis. We intend that all of our transactions with our TRS, if any, will be conducted on an arm's-length basis.

Income Tests

        As a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions," discharge of indebtedness and certain hedging transactions, generally must be derived from "rents from real property," gains from the sale of real estate assets, interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), dividends received from other REITs, and specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.

        We may directly or indirectly receive distributions from TRSs or other corporations that are not REITs or qualified REIT subsidiaries. These distributions generally are treated as dividend income to the extent of the earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from another REIT or qualified REIT subsidiary, however, will be qualifying income for purposes of both the 95% and 75% gross income tests.

        If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may still qualify to be taxed as a REIT for such year if we are entitled to relief under applicable provisions of the Code. These relief provisions will be generally available if (i) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (ii) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations, which have not yet been issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify to be taxed as a REIT. Even if these relief provisions apply, and we retain our status as a REIT, the Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.

Asset Tests

        At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include interests in real property and stock of other corporations that qualify as REITs, as well as some kinds of mortgage-backed securities and mortgage loans. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

        Second, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.

        Third, we may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below. Solely for purposes of the 10% asset test, the determination of our interest in the assets of a partnership or limited liability company in which we own an interest will be based on our proportionate interest in any securities issued by the partnership or limited liability company, excluding for this purpose certain securities described in the Code.

        Fourth, the aggregate value of all securities of TRSs that we hold, together with other non-qualified assets (such as furniture and equipment or other tangible personal property, or non-real estate securities) may not, in the aggregate, exceed 25% of the value of our total assets.

        However, certain relief provisions are available to allow REITs to satisfy the asset requirements or to maintain REIT qualification notwithstanding certain violations of the asset and other requirements. For example, if we should fail to satisfy the asset tests at the end of a calendar quarter such a failure would not cause us to lose our REIT qualification if we (i) satisfied the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the relative market values of our assets. If the condition described in (ii) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of the relief provisions described above.

        In the case of de minimis violations of the 10% and 5% asset tests, a REIT may maintain its qualification despite a violation of such requirements if (i) the value of the assets causing the violation does not exceed the lesser of 1% of the REIT's total assets and $10,000,000 and (ii) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or the relevant tests are otherwise satisfied within that time frame.

        Even if we did not qualify for the foregoing relief provisions, one additional provision allows a REIT which fails one or more of the asset requirements to nevertheless maintain its REIT qualification if (i) the REIT provides the IRS with a description of each asset causing the failure, (ii) the failure is due to reasonable cause and not willful neglect, (iii) the REIT pays a tax equal to the greater of (a) $50,000 per failure and (b) the product of the net income generated by the assets that caused the failure multiplied by the highest applicable corporate tax rate (currently 35%) and (iv) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or otherwise satisfies the relevant asset tests within that time frame.

Annual Distribution Requirements

        In order to qualify to be taxed as a REIT, we are required to distribute dividends, other than capital gain dividends, to our shareholders in an amount at least equal to:

  (i)
  the sum of

  (a)
  90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid; and

  (b)
  90% of our after tax net income, if any, from foreclosure property (as described below); minus

  (ii)
  the excess of the sum of specified items of non-cash income over 5% of our REIT taxable income, computed without regard to our net capital gain and the deduction for dividends paid.

        We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. These distributions will be treated as received by our shareholders in the year in which paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is (i) pro rata among all outstanding shares of stock within a particular class and (ii) in accordance with any preferences among different classes of stock as set forth in our organizational documents.

        To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be subject to tax at ordinary corporate tax rates on the retained portion. We may elect to retain, rather than distribute, some or all of our net long-term capital gains and pay tax on such gains. In this case, we could elect for our shareholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our shareholders would then increase the adjusted basis of their stock by the difference between (i) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (ii) the tax that we paid on their behalf with respect to that income.

        To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements.

        If we fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed net taxable income from prior periods, we will be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (a) the amounts actually distributed, plus (b) the amounts of income we retained and on which we have paid corporate income tax.

        We expect that our REIT taxable income will be less than our cash flow because of depreciation and other non-cash charges included in computing REIT taxable income. Accordingly, we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirements described above. However, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses, and the inclusion of income and deduction of expenses in determining our taxable income. In addition, we may decide to retain our cash, rather than distribute it, in order to repay debt, acquire assets, or for other reasons. If these timing differences occur, we may borrow funds to pay dividends or pay dividends through the distribution of other property (including shares of our stock) in order to meet the distribution requirements, while preserving our cash.

        If our taxable income for a particular year is subsequently determined to have been understated, we may be able to rectify a resultant failure to meet the distribution requirements for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in our deduction for dividends paid for the earlier year. In this case, we may be able to avoid losing REIT qualification or being taxed on amounts distributed as deficiency dividends, subject to the 4% excise tax described above. We will be required to pay interest based on the amount of any deduction taken for deficiency dividends.

        For purposes of the 90% distribution requirement and excise tax described above, any dividend that we declare in October, November or December of any year and that is payable to a shareholder of record on a specified date in any such month will be treated as both paid by us and received by the shareholder on December 31 of such year, provided that we actually pay the dividend before the end of January of the following calendar year.

Failure to Qualify

        If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification as a REIT if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are also available for failures of the income tests and asset tests, as described above in "—Income Tests" and "—Asset Tests."

        If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to shareholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), distributions to shareholders would be taxable as regular corporate dividends. Such dividends paid to U.S. shareholders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributes may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost our qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.

Legislative or Other Actions Affecting REITs

        The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the Treasury which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.

Regulation

        The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

  •
  ensure that unsuitable individuals and organizations have no role in gaming operations;

  •
  establish procedures designed to prevent cheating and fraudulent practices;

  •
  establish and maintain responsible accounting practices and procedures;

  •
  maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

  •
  maintain systems for reliable record keeping;

  •
  file periodic reports with gaming regulators;

  •
  ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and

  •
  establish programs to promote responsible gaming.

        These regulations will impact our business in two important ways: (1) our ownership and operation of the TRS Properties and (2) the operations of our gaming tenants. Our ownership and operation of the TRS Properties will subject GLPI and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate will require GLPI and its affiliates to maintain a license as a key business entity or supplier of Penn because of its status as landlord.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Insurance

        We have comprehensive liability, property and business interruption insurance at our TRS Properties. In regards to our properties under the Master Lease with Penn, the Master Lease requires

Penn as the tenant to have their own comprehensive liability, property and business interruption insurance policies, including protection for our insurable interests as the landlord.

Environmental Matters

        Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of the properties we own utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. The Master Lease obligates the tenant thereunder to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. An operator's failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

        Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.

        In connection with the ownership of our current properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we most likely will engage a consultant to conduct a limited environmental assessment of each property prior to acquisition and oversee our properties in accordance with environmental laws. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.

        Pursuant to the Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Master Lease) will be retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn.

Employees

        As of December 31, 2013, we had 866 full- and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.

        Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 128 of our employees at Hollywood

Casino Perryville under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.

Available Information

        For more information about us, visit our website at www.glpropinc.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

ITEM 1A.    RISK FACTORS

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

        GLPI has no significant historical operations as an independent company and does not currently have the infrastructure and personnel necessary to operate as a separate publicly traded company without relying on Penn to provide certain services on a transitional basis. Penn is obligated to provide such transition services pursuant to the terms of a Transition Services Agreement that GLPI entered into with Penn, to allow GLPI time, if necessary, to build the infrastructure and retain the personnel necessary to operate as a separate publicly traded company without relying on such services. Following the expiration of the Transition Services Agreement, Penn will be under no obligation to provide further assistance to GLPI. As a separate public entity, we are subject to, and responsible for, regulatory compliance, including (a) periodic public filings with the SEC, (b) compliance with NASDAQ's continued listing requirements, (c) compliance with applicable state gaming rules and regulations and (d) compliance with generally applicable tax and accounting rules. Because GLPI's business historically has not been operated as a separate publicly traded company, GLPI cannot assure you that it will be able to successfully implement the infrastructure or retain the personnel necessary to operate as a separate publicly traded company or that GLPI will not incur costs in excess of anticipated costs to establish such infrastructure and retain such personnel.

If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, GLPI could be subject to significant tax liabilities and, in certain circumstances, GLPI could be required to indemnify Penn for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.

        Penn has received a private letter ruling from the IRS (substantially to the effect that, among other things, the Spin-Off, together with the required compliance exchanges and certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code (the "IRS Ruling"). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and Penn received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that Penn received from its tax advisors, relied on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI's business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

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

        Under a Tax Matters Agreement that GLPI entered into with Penn, GLPI generally is required to indemnify Penn against any tax resulting from the Spin-Off to the extent that such tax resulted from (i) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (ii) other actions or failures to act by GLPI, or (iii) any of GLPI's representations or undertakings being incorrect or violated. GLPI's indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the Tax Matters Agreement, GLPI may be subject to substantial liabilities.

GLPI may not be able to engage in desirable strategic or capital-raising transactions following the Spin-Off. In addition, GLPI could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

        To preserve the tax-free treatment to Penn of the Spin-Off, for the two-year period following the Spin-Off, GLPI may be prohibited, except in specific circumstances, from: (1) entering into any transaction pursuant to which all or a portion of GLPI's stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, (3) repurchasing GLPI common stock, (4) ceasing to actively conduct the business of operating Hollywood Casino Baton Rouge or Hollywood Casino Perryville, or (5) taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free. These restrictions may limit GLPI's ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of GLPI's business.

The Spin-Off agreements are not the result of negotiations between unrelated third parties.

        The agreements that we entered into with Penn in connection with the Spin-Off, including the Separation and Distribution Agreement, Master Lease, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement, have been negotiated in the context of the Spin-Off while we were still a wholly-owned subsidiary of Penn. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Penn. As a result, although those agreements are generally intended to reflect arm's-length terms, the terms of those agreements may not reflect terms that would have resulted from arm's-length negotiations between unaffiliated third parties. Accordingly, there can be no assurance that the terms of these agreements will be as favorable for GLPI as would have resulted from negotiations with one or more unrelated third parties.

The historical financial information included in this filing may not be a reliable indicator of future results.

        The historical financial statements included herein include the combined historical financial data of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which were acquired by a subsidiary of GLPI called GLP Holdings, Inc., and which operate the TRS Properties.

        The historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI will be in the future. Prior to the Spin-Off, the business of GLPI was operated by Penn as part of one corporate organization and not operated as a stand-alone company. Because GLPI has no significant historical operations and did not acquire the real estate ownership and development business of Penn until immediately prior to the Spin-Off, there are no historical financial statements for GLPI as it exists following the Spin-Off. Significant changes will occur in the cost structure, financing and business operations of GLPI as a result of its operation as a stand-alone company and the entry into transactions with Penn (and its subsidiaries) that have not existed historically, including the Master Lease.

The ownership by our executive officers and directors of common shares, options or other equity awards of Penn may create, or may create the appearance of, conflicts of interest.

        Because of their current or former positions with Penn, substantially all of our executive officers, including our chief executive officer and chief financial officer, and certain directors own common shares of Penn, options to purchase common shares of Penn or other Penn equity awards as well as common shares, options to purchase common shares and/or other equity awards in GLPI. The individual holdings of common shares, options to purchase common shares or other equity awards of Penn and GLPI may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Penn in ways that do not benefit or affect us in the same manner.

Peter M. Carlino, our Chairman and Chief Executive Officer, and David A. Handler, one of our directors, also serve on the Penn Board of Directors which may create conflicts of interest and/or create regulatory obstacles for the Company in its pursuit of additional properties.

        Peter M. Carlino serves as Chairman of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn's management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g. Master Lease) thereafter. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future. We have established a mechanism in our Corporate Governance Guidelines to address potential conflicts through the use of an independent director but there can be no assurance that this process will completely eliminate conflicts resulting from overlapping directors. In addition to potential conflicts of interest, the overlapping director position could create obstacles to engaging in certain transactions in close proximity to existing Penn properties and there can be no assurance that the Company will be able to overcome such obstacles.

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

        Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make GLPI financially responsible for substantially all liabilities that may result relating to or arising out of its business. If GLPI is required to indemnify Penn under the circumstances set forth in the Separation and Distribution Agreement, GLPI may be subject to substantial liabilities.

In connection with the Spin-Off, Penn will indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Penn's ability to satisfy its indemnification obligation will not be impaired in the future.

        Pursuant to the Separation and Distribution Agreement, Penn has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Penn agreed to retain, and there can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn and such recovery could have a material adverse impact on Penn's financial condition and ability to pay rent due under the Master Lease.

A court could deem the distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

        A court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by Penn in connection with the Spin-Off, or the Purging Distribution by GLPI, to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Penn some or all of the shares of our common stock issued in the distribution, to return some of the Purging Distribution to GLPI, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risk Factors Relating to the Status of GLPI as a REIT

If GLPI does not qualify to be taxed as a REIT, or fails to remain qualified as a REIT, GLPI will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to shareholders of GLPI.

        GLPI currently operates, and intends to continue to operate, in a manner that will allow GLPI to qualify to be taxed as a REIT for U.S. federal income tax purposes, which GLPI currently expects to occur commencing with its taxable year beginning on January 1, 2014. GLPI received an opinion from its special tax advisors, Wachtell, Lipton, Rosen & Katz and KPMG LLP (collectively the "Special Tax Advisors"), with respect to its qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinions of Special Tax Advisors represent only the view of the Special Tax Advisors based on their review and analysis of existing law and on certain representations as to factual matters and covenants made by GLPI, including representations relating to the values of GLPI's assets and the sources of GLPI's income. The opinions are expressed as of the date issued. Special Tax Advisors will have no obligation to advise GLPI or the holders of GLPI common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Special Tax Advisors and GLPI's qualification as a REIT will depend on GLPI's satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Advisors. GLPI's ability to satisfy the asset tests depends upon GLPI's analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.

        Penn has received a private letter ruling from the IRS with respect to certain issues relevant to GLPI's qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) certain of the assets to be held by GLPI after the Spin-Off and (2) the methodology for calculating a certain portion of rent received by GLPI pursuant to the Master Lease will not adversely affect GLPI's qualification as a REIT. Although GLPI may generally rely upon the ruling, no assurance can be given that the IRS will not challenge GLPI's qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

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

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize GLPI's REIT qualification. GLPI's qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, GLPI's ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which it has no control or only limited influence.

Legislative or other actions affecting REITs could have a negative effect on GLPI.

        The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury. In particular, in June 2013 several companies pursuing REIT conversions disclosed that they have been informed by the IRS that it has formed a new internal working group to study the current legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code. While GLPI has no reason to believe that its private letter ruling will be adversely affected by the IRS internal working group, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI. GLPI cannot predict how changes in the tax laws might affect its investors or GLPI. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect GLPI's ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to GLPI investors and GLPI of such qualification.

GLPI could fail to qualify to be taxed as a REIT if income it receives from Penn or its subsidiaries is not treated as qualifying income.

        Under applicable provisions of the Code, GLPI will not be treated as a REIT unless it satisfies various requirements, including requirements relating to the sources of its gross income. Rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, GLPI may fail to qualify to be taxed as a REIT. Furthermore, GLPI's qualification as a REIT will depend on GLPI's satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. GLPI's ability to satisfy the asset tests depends upon GLPI's analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.

        In addition, subject to certain exceptions, rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of these requirements if GLPI or an actual or constructive owner of 10% or more of GLPI stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock entitled to vote or 10% or more of the total value of all classes of Penn stock. GLPI's charter provides for restrictions on ownership and transfer of its shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by GLPI from Penn or its subsidiaries to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including GLPI's stock.

REIT distribution requirements could adversely affect GLPI's ability to execute its business plan.

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

        From time to time, GLPI may generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If GLPI does not have other funds available in these situations, GLPI could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable GLPI to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase GLPI's costs or reduce its equity. Thus, compliance with the REIT requirements may hinder GLPI's ability to grow, which could adversely affect the value of GLPI stock. Restrictions in GLPI's indebtedness following the Spin-Off, including restrictions on GLPI's ability to incur additional indebtedness or make certain distributions, could preclude it from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of GLPI common stock outstanding without commensurate increases in funds from operations each would adversely affect the ability of GLPI to maintain distributions to its shareholders. Moreover, the failure of Penn to make rental payments under the Master Lease would materially impair the ability of GLPI to make distributions. Consequently, there can be no assurance that GLPI will be able to make distributions at the anticipated distribution rate or any other rate.

Even if GLPI remains qualified as a REIT, GLPI may face other tax liabilities that reduce its cash flow.

        Even if GLPI remains qualified for taxation as a REIT, GLPI may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, GLPI holds certain of its assets and conducts related activities through TRS subsidiary corporations that are subject to federal, state, and local corporate-level income taxes as regular C corporations as well as state and local gaming taxes. In addition, GLPI may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to GLPI shareholders.

Complying with REIT requirements may cause GLPI to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

        To qualify to be taxed as a REIT for U.S. federal income tax purposes, GLPI must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of GLPI's investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of GLPI's total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of GLPI's total assets can be represented by securities of one or more TRSs. If GLPI fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, GLPI may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing GLPI's income and amounts available for distribution to GLPI shareholders.

        In addition to the asset tests set forth above, to qualify to be taxed as a REIT GLPI must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to GLPI shareholders and the ownership of GLPI stock. GLPI may be unable to pursue investments that would be otherwise advantageous to GLPI in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder GLPI's ability to make certain attractive investments.

Complying with REIT requirements may limit GLPI's ability to hedge effectively and may cause GLPI to incur tax liabilities.

        The REIT provisions of the Code substantially limit GLPI's ability to hedge its assets and liabilities. Income from certain hedging transactions that GLPI may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that GLPI enters into other types of hedging transactions or fails to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, GLPI may be required to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of GLPI's hedging activities because the TRS may be subject to tax on gains or expose GLPI to greater risks associated with changes in interest rates that GLPI would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

GLPI paid the Purging Distribution in common stock and cash and may pay taxable dividends on GLPI common stock in common stock and cash. GLPI's shareholders may sell shares of GLPI common stock to pay tax on such dividends, placing downward pressure on the market price of GLPI common stock.

        GLPI paid the Purging Distribution in a combination of cash and GLPI stock. Penn has received a private letter ruling from the IRS with respect to certain issues relevant to GLPI's payment of the Purging Distribution in a combination of cash and GLPI stock. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) the Purging Distribution will be treated as a dividend that will first reduce GLPI's accumulated earnings and profits (as determined for U.S. federal income tax purposes) attributable to pre-REIT years in satisfaction of the REIT annual distribution requirement and (2) the amount of any GLPI stock received by any GLPI shareholder as part of the Purging Distribution will be considered to equal the amount of cash that could have been received instead. In the Purging Distribution, a shareholder of GLPI common stock will be required to report dividend income as a result of the Purging Distribution even though GLPI distributed no cash or only nominal amounts of cash to such shareholder.

        GLPI currently intends to pay dividends (other than the Purging Distribution) in cash only, and not in-kind. However, if for any taxable year, GLPI has significant amounts of taxable income in excess of available cash flow, GLPI may declare dividends in-kind in order to satisfy the REIT annual distribution requirements. GLPI may distribute a portion of its dividends in the form of its stock or its debt instruments. In either event, a shareholder of GLPI common stock will be required to report dividend income as a result of such distributions even though GLPI distributed no cash or only nominal amounts of cash to such shareholder.

        The IRS has issued private letter rulings to other REITs (and, with respect to the Purging Distribution and as described above, to Penn) treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but GLPI could request a similar ruling from the IRS. GLPI cannot rely on the private letter ruling Penn received from the IRS, as described above, with respect to the payment of dividends other than the Purging Distribution. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to GLPI's taxable year beginning on January 1, 2014 and future taxable years. Accordingly, it is unclear whether and to what extent GLPI will be able to make taxable dividends (other than the Purging Distribution) payable in-kind.

        If GLPI made any taxable dividend payable in cash and common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of GLPI's current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the GLPI stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, GLPI may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in GLPI stock. If, in any taxable dividend payable in cash and GLPI stock, a significant number of GLPI shareholders determine to sell shares of GLPI stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of GLPI stock.

Even if GLPI qualifies to be taxed as a REIT, GLPI could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT.

        GLPI owns appreciated assets that were held by a C corporation before GLPI elected to be treated as a REIT and were acquired by GLPI in a transaction in which the adjusted tax basis of the assets in GLPI's hands is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If GLPI disposes of any such appreciated assets during the ten-year period following GLPI's acquisition of the assets from the C corporation (i.e., during the ten-year period following GLPI's qualification as a REIT), GLPI will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by GLPI (i.e., at the time that GLPI became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. GLPI would be subject to this tax liability even if it qualifies and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and GLPI's distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. GLPI may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If GLPI sells such assets in a taxable transaction, the amount of corporate tax that GLPI will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time GLPI became a REIT. The amount of tax could be significant.

Risk Factors Relating to Our Business following the Spin-Off

We are dependent on Penn (including its subsidiaries) until we substantially diversify our portfolio, and an event that has a material adverse effect on Penn's business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.

        Immediately following the Spin-Off, a subsidiary of Penn became the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on Penn to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. The inability or unwillingness of Penn to meet its subsidiary's rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.

        Due to our dependence on rental payments from Penn and its tenant subsidiary as our main source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the lease with respect to a particular property. Failure by Penn's tenant subsidiary to comply with the terms of the Master Lease or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Penn. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

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

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

        The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which Penn operates require GLPI and its affiliates to maintain a license as a key business entity or supplier of Penn because of GLPI's status as landlord.

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

        Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for investment purposes only. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest.

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

        Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment's performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

        In order for GLPI to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which GLPI elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own GLPI stock during at least 335 days of a taxable year (other than the first taxable year for which GLPI elects to be taxed as a REIT). GLPI's charter, with certain exceptions, authorizes the Board of Directors to take such actions as are necessary and desirable to preserve GLPI's qualification as a REIT. GLPI's charter also provides that, subject to certain exceptions with respect to certain members of the Carlino family and affiliates of Fortress and unless exempted by the Board of Directors, no person may beneficially or constructively own more than 7% in value or in number, whichever is more restrictive, of GLPI's outstanding shares of all classes and series of stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of GLPI that might involve a premium price for shares of GLPI stock or otherwise be in the best interests of GLPI shareholders. The acquisition of less than 7% of our outstanding stock by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 7% in value of our outstanding stock, and thus violate our charter's ownership limit. Our charter prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Code. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. GLPI's charter also provides that shares of GLPI's capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of GLPI's capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. GLPI or its designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of GLPI's capital stock in violation of the limit may be void under certain circumstances. GLPI's 7% ownership limitation may have the effect of delaying, deferring or preventing a change in control of GLPI, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for GLPI's shareholders. To assist GLPI in complying with applicable gaming laws, our charter also provides that capital stock of GLPI that is owned or controlled by an unsuitable person or an affiliate of an unsuitable person will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any such unsuitable person or affiliate will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by the unsuitable person or affiliate for the shares or the amount realized from the sale, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion. The shares shall additionally be redeemable by GLPI, out of funds legally available for that redemption, to the extent required by the gaming authorities making the determination of unsuitability or to the extent determined to be necessary or advisable by our Board, at a redemption price equal to the lesser of (i) the market price on the date of the redemption notice, (ii) the market price on the redemption date, or (iii) the actual amount paid for the shares by the owner thereof, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion.

Pennsylvania law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit GLPI's shareholders from realizing a premium on their stock.

        GLPI's charter and bylaws contain, and Pennsylvania law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with GLPI's Board of Directors rather than to attempt a hostile takeover. GLPI's charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors; (iii) classify our Board of Directors into three separate classes with staggered terms; (iv) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (v) not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to the compensation and governance committee; (vi) require shareholders to have beneficially owned at least 1% of the outstanding GLPI common stock in order to recommend a person for nomination for election to the Board, or to present a shareholder proposal, for action at a shareholders meeting; and (vii) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.

        In addition, specific anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to attempt a hostile takeover. These provisions require (i) approval of certain transactions by a majority of the voting stock other than that held by the potential acquirer; (ii) the acquisition at "fair value" of all the outstanding shares not held by an acquirer of 20% or more; (iii) a five-year moratorium on certain "business combination" transactions with an "interested shareholder;" (iv) the loss by interested shareholders of their voting rights over "control shares;" (v) the disgorgement of profits realized by an interested shareholder from certain dispositions of GLPI shares; and (vi) severance payments for certain employees and prohibiting termination of certain labor contracts.

        GLPI's believes these provisions will protect its shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with GLPI's Board of Directors and by providing GLPI's Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make GLPI immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that GLPI's Board of Directors determines is not in the best interests of GLPI. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our management team, including chairman and chief executive officer (Peter M. Carlino) and chief financial officer (William J. Clifford), has limited experience operating a REIT.

        The requirements for qualifying as a REIT are highly technical and complex. Our management team, including chairman and chief executive officer (Peter M. Carlino) and chief financial officer (William J. Clifford), has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. Any failure to comply with those provisions in a timely manner could prevent GLPI from qualifying as a REIT or could force GLPI to pay unexpected taxes and penalties. In such event, GLPI's net income would be reduced and GLPI could incur a loss, which could materially harm its business, financial position or results of operations. In addition, there is no assurance that their past experience with the acquisition, development and disposition of gaming facilities will be sufficient to enable them to successfully manage GLPI's portfolio of properties as required by its business plan or the REIT provisions of the Code.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

        Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. If we lose the services of Messrs. Carlino or Clifford, we may not be able to successfully manage our business or achieve our business objectives. Furthermore, the Company does not have any employment agreements in place with its executive management team at this time.

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

        A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer's ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.

The price of our common stock may fluctuate significantly.

        Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, change in market interest rates, actions by various regulatory agencies and legislatures, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

        In addition to these costs, which are typically not limited by law or regulation and could exceed the property's value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination.

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

Risks Related to Our Capital Structure

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

        We currently have indebtedness of $2.35 billion, with an additional $700 million available for borrowing under our revolving credit facility. We transferred most of the proceeds from this indebtedness to Penn or one of its affiliates in connection with the internal reorganization. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Rental Properties

        As of December 31, 2013, all but the TRS properties were leased to a subsidiary of Penn under the Master Lease, a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions.

        In addition, see Item 1 for further information pertaining to our properties.

Properties Under Development

Hollywood Gaming at Dayton Raceway

        We own 119 acres in Dayton, Ohio, where we are developing a new integrated racing and gaming facility, which we anticipate completing in the fall of 2014 at which time it will be leased to Penn.

Hollywood Gaming at Mahoning Valley Race Course

        We own 193 acres in Youngstown, Ohio, where we are developing a new integrated racing and gaming facility, which we anticipate completing in the fall of 2014 at which time it will be leased to Penn.

TRS Properties

Hollywood Casino Baton Rouge

        Hollywood Casino Baton Rouge is a four-story dockside riverboat casino located on approximately 20 acres, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own 4.8 acres of land that are used primarily for offices, warehousing, and parking. We own 4 acres of adjacent land which features a railroad underpass that provides unimpeded access to the casino property.

Hollywood Casino Perryville

        We own approximately 36 acres of land in Perryville, Maryland, where Hollywood Casino Perryville is located.

Corporate Office

        Pursuant to our Transition Services Agreement with Penn, we currently occupy office space in Penn's corporate office buildings in Wyomissing, Pennsylvania.

ITEM 3.    LEGAL PROCEEDINGS

        Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn and that Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. There can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses.

        The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." The closing sale price per share of our common stock on the NASDAQ Global Select Market on March 17, 2014, was $36.84. As of March 17, 2014, there were approximately 542 holders of record of our common stock.

Dividend Policy

        GLPI will pay distributions in cash in an amount equal to approximately 80% of GLPI's Adjusted Funds From Operations ("Adjusted FFO"), excluding dividends related to cash payments on unvested GLPI options, for each quarterly period subsequent to January 1, 2014 but in no event will the annual dividend be less than 90% of GLPI's REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. For purposes of determining its cash distributions, GLPI's Adjusted FFO will be calculated by starting with The National Association of Real Estate Investment Trusts' ("NAREIT") definition of "funds from operations," which is net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus real estate depreciation. The NAREIT definition will then be adjusted to exclude the effect of stock based compensation expense, debt issuance costs amortization and other depreciation expense reduced by maintenance capital expenditures.

        Initially, cash available for distribution to GLPI shareholders will be derived solely from the rental payments under the Master Lease and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Directors of GLPI deems relevant.

        On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. In addition, on February 18, 2014, the Company's Board of Directors declared its first quarterly dividend. Shareholders of record on March 7, 2014 will receive $0.52 per common share, payable on March 28, 2014. See Note 15 for further details.

Recent Sales of Unregistered Securities

        On February 13, 2013, in connection with our initial capitalization, we issued 1,000 shares of our common stock to CRC Holdings, Inc., a wholly owned subsidiary of Penn for an aggregate purchase price of $10. These shares were transferred to Penn on October 29, 2013 in connection with the Spin-Off.

        On October 28, 2013, we issued 44,490,560 shares of our common stock to CRC Holdings, Inc., a wholly owned subsidiary of Penn, in exchange for certain real property assets contributed by CRC Holdings, Inc. These shares were transferred to Penn on October 29, 2013 in connection with the Spin-Off.

        On October 30, 2013, we issued 44,529,144 shares of our common stock to Penn, in exchange for real property assets contributed by Penn.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2013 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2013(1)(2)	2012(2)	2011	2010(3)	2009(3)
	(in thousands, except per share data)
Income statement data:
Net revenues	$242,129	$210,643	$231,884	$143,198	$122,994
Total operating expenses	181,547	166,975	179,371	112,067	83,979

Income from operations	60,582	43,668	52,513	31,131	39,015
Total other expenses	(23,456)	(6,318)	(6,954)	(4,874)	(5,633)

Income from operations before income taxes	37,126	37,350	45,559	26,257	33,382
Taxes on income	17,296	14,431	18,875	10,927	13,393

Net income	$19,830	$22,919	$26,684	$15,330	$19,989

Per share data:
Basic earnings per common share	$0.18	$0.21	$0.24	$0.14	$0.18
Diluted earnings per common share	$0.17	$0.20	$0.23	$0.13	$0.17
Weighted shares outstanding—Basic(4)	110,617	110,582	110,582	110,582	110,582
Weighted shares outstanding—Diluted(4)	115,865	115,603	115,603	115,603	115,603
Other data:
Net cash provided by operating activities	$80,632	$26,744	$56,840	$29,083	$25,047
Net cash used in investing activities	(16,275)	(4,810)	(8,171)	(58,987)	(34,489)
Net cash provided by (used in) financing activities	206,302	(24,518)	(50,436)	41,866	9,525
Depreciation	28,923	14,090	14,568	10,809	9,158
Interest expense	19,254	—	—	—	—
Interest expense on debt obligation to Penn National Gaming, Inc.(5)	—	—	—	583	1,949
Capital expenditures	16,428	5,190	8,288	59,056	25,683
Balance sheet data:
Cash and cash equivalents	$285,221	$14,562	$17,146	$18,913	$6,951
Total assets	2,609,239	267,075	261,342	254,208	181,956
Total debt	2,350,000	—	—	—	—
Intercompany note with Penn National Gaming, Inc(5)	—	—	—	900	21,650
Shareholders' equity	142,429	236,330	219,911	215,388	138,857

(1)
GLPI was spun-off from Penn on November 1, 2013. See Note 1 for additional details. For 2012 through 2009, the selected historical financial data sets forth the historical operations of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which was acquired by a subsidiary of GLPI as part of the Spin-Off.

(2)
Hollywood Casino Perryville faced increased competition and its results have been negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The Anne Arundel casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, a new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has had an adverse effect on the financial results of Hollywood Casino Baton Rouge.

(3)
The higher level of capital expenditures in 2010 and 2009 were primarily due to the construction of Hollywood Casino Perryville which opened to the public on September 27, 2010.

(4)
Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2012, 2011, 2010 and 2009 were retrospectively restated to equal the number of GLPI basic and diluted shares outstanding at the Spin-Off. The share counts were also adjusted to reflect the impact of the shares issued as part of the Purging Distribution. See Note 1 in the Notes to the Consolidated Financial Statements for further details.

(5)
Hollywood Casino Baton Rouge had an intercompany note from Penn due to Penn's acquisition of the property. In January 2011, Hollywood Casino Baton Rouge fully repaid this obligation to Penn. Interest expense was assessed on this note based on Penn's estimated incremental borrowing costs. All interest expense was incurred and settled through intercompany charges from Penn on a continuing basis.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        On November 15, 2012, Penn announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded REIT.

        The Company was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," in a tax-free distribution. We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease, and GLPI also owns and operates the TRS Properties through its TRS. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

        Prior to the Spin-Off, GLPI and Penn entered into a Separation and Distribution Agreement setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of Penn and GLPI. Penn and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and Penn.

        GLPI's primary business consists of acquiring, financing and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of December 31, 2013, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 19 gaming and related facilities (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio) that are geographically diversified across 13 states.

        We expect to grow our portfolio by aggressively pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn. We believe that a number of gaming operators would like to de-lever or are seeking liquidity while continuing to generate the benefits of continued operations, which may present significant expansion opportunities for us to pursue. Of particular significance, we believe that a number of gaming operators would be willing to enter into transactions designed to monetize their real estate assets (i.e., gaming facilities) through sale-leaseback transactions with an unrelated party not perceived to be a competitor. These gaming operators could use the proceeds from the sale of those assets to repay debt and rebalance their capital structures, while maintaining the use of the sold gaming facilities through long term leases. Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI's gaming facilities.

        In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. See Note 15 for further details.

        As of December 31, 2013, our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a "triple-net" operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, in accordance with ASC 605, "Revenue Recognition" ("ASC 605"), the Company records revenue for the real estate taxes paid by its tenant on the leased properties under the Master Lease with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company believes it is the primary obligor.

        Gaming revenue for our TRS properties is derived primarily from gaming on slot machines and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other TRS revenues are derived from our dining, retail, and certain other ancillary activities.

Our Competitive Strengths

        We believe the following competitive strengths will contribute significantly to our success:

Geographically Diverse Property Portfolio

        As of December 31, 2013, our portfolio consists of 21 gaming and related facilities (including two properties under development in Dayton, OH and Mahoning Valley, OH). Our portfolio comprises approximately 6.6 million property square footage and approximately 3,200 acres of owned and leased land and is broadly diversified by location across 13 states. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Financially Secure Tenants

        As of December 31, 2013, substantially all of the Company's real estate properties were leased to a wholly-owned subsidiary of Penn, and all of the Company's rental revenues were derived from the Master Lease. Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission. Penn's net revenues were $2.9 billion for the years ended December 31, 2013 and 2012.

Long-Term, Triple-Net Lease Structure

        Our real estate properties are leased under the Master Lease, a "triple-net" operating lease guaranteed by the tenant with a term of 15 years (in addition to four 5 year renewals at the tenant's option), pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Flexible UPREIT Structure

        We have the flexibility to operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by GLP Capital or by subsidiaries of GLP Capital. Conducting business through GLP Capital allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which provides property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure potentially may facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations. We believe that this flexibility will provide us an advantage in seeking future acquisitions.

Experienced and Committed Management Team

        Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. William J. Clifford, chief financial officer of GLPI, is a finance professional with more than 30 years of experience in the gaming industry including four years of gaming regulatory experience, sixteen years of casino property operations, and twelve years of corporate experience. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Ability to Identify Attractive Real Estate Investments

        As a result of our management team's operating experience, network of relationships and industry insight, we expect to be able to identify attractive real estate investments within the gaming industry. We will seek operators for these real estate investments who possess local market knowledge, demonstrate hands-on management and have proven track records. We believe our management team's experience gives us a key competitive advantage in objectively evaluating an operator's financial position and operating efficiency in order for us to make prudent real estate investments.

Segment Information

        Consistent with how our Chief Operating Decision Maker reviews and assesses our financial performance, we have two reportable segments, GLP Capital and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

Executive Summary

Financial Highlights

        We reported net revenues and income from operations of $242.1 million and $60.6 million, respectively, for the year ended December 31, 2013, compared to $210.6 million and $43.7 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2013, as compared to the year ended December 31, 2012, were:

  •
  Rental revenue associated with the Master Lease, which became effective on November 1, 2013, of $76.6 million for the year ended December 31, 2013.

  •
  Legal, consulting and other fees related to the Spin-Off transaction of $13.5 million for the year ended December 31, 2013.

  •
  Increased depreciation expense of $14.8 million for the year ended December 31, 2013, compared to the corresponding period in the prior year, primarily due to the real property assets transferred to GLPI as part of the Spin-Off, as well as associated real estate taxes of $7.6 million for the year ended December 31, 2013.

  •
  Interest expense of $19.3 million for the year ended December 31, 2013 related to our fixed and variable rate borrowings entered into in connection with the Spin-Off.

  •
  Additional competition which negatively impacted Hollywood Casino Perryville and Hollywood Casino Baton Rouge, namely the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012 and the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, respectively. This competition was the primary reason Hollywood Casino Perryville and Hollywood Casino Baton Rouge's net revenues and income from operations declined by $45.1 million and $17.4 million, respectively, for the year ended December 31, 2013, compared to the corresponding period in the prior year.

  •
  Net income decreased by $3.1 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to the variances explained above and an increase in income taxes.

Segment Developments

        The following are recent developments that have had or will have an impact on us by segments:

  GLP Capital

  •
  On November 1, 2013, the Spin-Off of GLPI from Penn was completed. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a "triple net" 15 year Master Lease agreement. Additional information regarding the Master Lease is discussed in detail in the section entitled "Our Operations" above.

  •
  In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, Penn received approval from the Ohio Racing Commission for its relocation plans. Construction started in late May 2013 for the new

    Hollywood-themed facility in Austintown, featuring a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, featuring a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Penn expects to open these facilities in the fall of 2014 at which time these two facilities will be added to the Master Lease. GLPI's share of the budget for these two projects is limited solely to real estate construction costs which are budgeted at $100.0 million and $89.5 million for the Austintown and Dayton facilities, respectively, of which $25.9 million and $26.1 million have been incurred through December 31, 2013.

  •
  In Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization ("QSO"). The agreement between a subsidiary of our tenant, Penn's gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its local QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. An extension agreement with MRHD through March 2015 was signed by both parties; however, the validity of this agreement is currently the subject of litigation. Furthermore, in April 2013, the Iowa Racing and Gaming Commission ("IRGC") awarded a new gaming license to operate a land-based casino in Woodbury County to Sioux City Entertainment ("SCE") and SCE is currently constructing a Hard Rock branded casino. Belle is challenging the denial of its gaming license renewal, however, if Belle's license is revoked, it will necessitate the eventual closure of Argosy Casino Sioux City. The IRGC has indicated that it intends to permit Penn to continue operations at its Sioux City facility until such time as the new casino opens to the public or until the appeals from the IRGC's decision are exhausted, but not beyond. If Argosy Casino Sioux City closes, the rental income due to us from Penn would be reduced in accordance with the terms of the Master Lease.

  •
  On December 9, 2013, GLPI announced that it had entered into an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The casino and adjacent land cover approximately 78 acres and include a 157 room hotel and a 38,000 square foot casino. The transaction closed in January 2014. See Note 15 for further details.

  TRS Properties

  •
  Hollywood Casino Perryville faced increased competition and its results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013, and opened a 52 table poker room in late August 2013. Finally, additional competition is expected for Hollywood Casino Perryville with the planned mid 2014 opening of a new $400 million casino facility in Baltimore City County.

  •
  In November 2012, voters approved legislation authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, table games were opened on March 5, 2013 and the tax rate will decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George's County was granted. The proposed $925 million casino, which can not open until the earlier of July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact Hollywood Casino Perryville's financial results.

  •
  A new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

Critical Accounting Estimates

        We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, real estate investments, and goodwill and other intangible assets as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

        We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

        The development and selection of the critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Income Taxes

        We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

        Our TRS Properties are able to engage in activities resulting in income that would be not qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Properties are subject to federal and state income taxes.

Real Estate Investments

        Our real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by GLPI include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements.

        We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of our real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.

Goodwill and Other Intangible Assets

        At December 31, 2013, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our consolidated balance sheet, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville from Penn in connection with the Spin-Off.

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

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company considers its Hollywood Casino Perryville gaming license as an indefinite-life intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.

        Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting unit operates. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions has the impact of increasing competition for our property which generally will have a negative effect on its profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

        Assumptions and estimates about future cash flow levels and multiples are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of our reporting unit.

        The Company's annual goodwill and other indefinite-life intangible assets impairment test is performed on October 1st of each year. Hollywood Casino Baton Rouge and Hollywood Casino Perryville faced a significant increase in competition in 2012 which has negatively impacted their operations. The Company has incorporated into its current year projections its TRS Properties' recent operating trends as well as an estimate of the impact of additional gaming expansion in Maryland that is expected to commence in mid 2014 in Baltimore City County and in mid 2016 in Prince George's County. After consideration of these factors, no impairment charge was required for the year ended December 31, 2013.

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that a wholly-owned subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

  •
  The fact that the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI.

  •
  The successful execution of the development and construction activities currently underway at the two Ohio properties, as well as the risks associated with the costs, regulatory approval and the timing of these activities.

  •
  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

        The consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 are summarized below:

Year Ended December 31,	2013	2012	2011
	(in thousands)
Revenues:
Rental	$68,955	$—	$—
Real estate taxes paid by tenants	7,602	—	—

Total rental revenue	76,557	—	—
Gaming	159,352	202,581	223,302
Food, beverage and other	12,357	15,635	16,396

Total Revenues	248,266	218,216	239,698
Less promotional allowances	(6,137)	(7,573)	(7,814)

Net revenues	242,129	210,643	231,884

Operating expenses:
Gaming	89,367	113,111	124,971
Food, beverage and other	10,775	13,114	13,664
Real estate taxes	9,220	1,592	1,362
General and administrative	43,262	25,068	24,806
Depreciation	28,923	14,090	14,568

Total operating expenses	181,547	166,975	179,371

Income from operations	$60,582	$43,668	$52,513

        Certain information regarding our results of operations by segment for the years ended December 31, 2013, 2012 and 2011 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2013	2012	2011	2013	2012	2011
	(in thousands)
GLP Capital	$76,557	$—	$—	$34,333	$—	$—
TRS Properties	165,572	210,643	231,884	26,249	43,668	52,513

Total	$242,129	$210,643	$231,884	$60,582	$43,668	$52,513

Adjusted EBITDA, FFO and AFFO

        Adjusted EBITDA, Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO") are used by the Company as performance measures for benchmarking against the Company's peers and as internal measures of business operating performance. The Company believes Adjusted EBITDA, FFO, and AFFO provide a meaningful perspective of the underlying operating performance of the Company's current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. AFFO is considered a supplemental measure for the real estate industry and a supplement to GAAP measures.

        NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation. We have defined AFFO as FFO plus stock based compensation expense, debt issuance costs amortization and other depreciation expense reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as income from operations, excluding the impact of stock based compensation expense, depreciation, and gains or loss on disposal of assets.

        Adjusted EBITDA, FFO, and AFFO are not recognized terms under GAAP. Because certain companies do not calculate Adjusted EBITDA, FFO and AFFO in the same way and certain other companies may not perform such calculation, those measures as used by other companies may not be consistent with the way the Company calculates such measures and should not be considered as alternative measures of operating profit or net income. The Company's presentation of these measures does not replace the presentation of the Company's financial results in accordance with GAAP.

        The reconciliation of the Company's net income per GAAP to Adjusted EBITDA, FFO and AFFO for the years ended December 31, 2013, 2012 and 2011 was as follows:

Year Ended December 31,	2013	2012	2011
	(in thousands)
Net income	$19,830	$22,919	$26,684
Real estate depreciation	14,896	—	—
Gain on sale of fixed assets	(39)	(142)	(75)

Funds from operations	$34,687	$22,777	$26,609
Other depreciation	14,027	14,090	14,568
Debt issuance cost amortization	700	—	—
Stock based compensation	1,566	—	—
Maintenance CAPEX	(4,230)	(3,260)	(3,157)

Adjusted funds from operations	$46,750	$33,607	$38,020
Interest, net	19,253	(2)	(4)
Management fees	4,203	6,320	6,958
Taxes on income	17,296	14,431	18,875
Maintenance CAPEX	4,230	3,260	3,157
Debt issuance cost amortization	(700)	—	—

Adjusted EBITDA	$91,032	$57,616	$67,006

        The reconciliation of each segment's net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011 was as follows:

	GLP Capital(1)	TRS Properties
Year Ended December 31,	2013	2013	2012	2011
	(in thousands)
Net income	$6,612	$13,218	$22,919	$26,684
Real estate depreciation	14,896	—	—	—
Gain on sale of fixed assets	—	(39)	(142)	(75)

Funds from operations	$21,508	$13,179	$22,777	$26,609
Other depreciation	—	14,027	14,090	14,568
Debt issuance costs amortization	700	—	—	—
Stock based compensation	1,566	—	—	—
Maintenance CAPEX	—	(4,230)	(3,260)	(3,157)

Adjusted funds from operations	$23,774	$22,976	$33,607	$38,020
Interest, net	19,254	(1)	(2)	(4)
Management fees	—	4,203	6,320	6,958
Taxes on income	8,467	8,829	14,431	18,875
Maintenance CAPEX	—	4,230	3,260	3,157
Debt issuance costs amortization	(700)	—	—	—

Adjusted EBITDA	$50,795	$40,237	$57,616	$67,006

(1)
GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

2013 Compared with 2012

        Adjusted EBITDA, FFO and AFFO for our GLP Capital segment was $50.8 million, $21.5 million and $23.8 million, respectively, for the year ended December 31, 2013 due to the Spin-Off, which occurred on November 1, 2013.

        Adjusted EBITDA for our TRS Properties segment decreased by $17.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to additional competition which negatively impacted Hollywood Casino Perryville and Hollywood Casino Baton Rouge, namely the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012 and the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, respectively. FFO for our TRS Properties segment decreased by $9.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the decrease in adjusted EBITDA described previously partially offset by reduced income taxes primarily due to reduced earnings as well as reduced management fees primarily due to reduced net revenue and the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off. AFFO for our TRS Properties segment decreased by $10.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the decrease in FFO described previously and increased maintenance capital expenditures.

2012 Compared with 2011

        Adjusted EBITDA for our TRS Properties segment decreased by $9.4 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the previously mentioned additional competition which negatively impacted Hollywood Casino Perryville and Hollywood Casino Baton Rouge. FFO and AFFO for our TRS Properties segment decreased by $3.8 million and $4.4 million, respectively, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the decrease in adjusted EBITDA described previously partially offset by reduced income taxes primarily due to reduced earnings.

Revenues

        Revenues for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Precentage Variance
Total rental revenue	$76,557	$—	$76,557	N/A
Gaming	159,352	202,581	(43,229)	(21.3)%
Food, beverage and other	12,357	15,635	(3,278)	(21.0)%

Revenues	248,266	218,216	30,050	13.8%
Less promotional allowances	(6,137)	(7,573)	1,436	19.0%

Net revenues	$242,129	$210,643	$31,486	14.9%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$202,581	$223,302	$(20,721)	(9.3)%
Food, beverage and other	15,635	16,396	(761)	(4.6)%

Revenues	218,216	239,698	(21,482)	(9.0)%
Less promotional allowances	(7,573)	(7,814)	241	3.1%

Net revenues	$210,643	$231,884	$(21,241)	(9.2)%

Total rental revenue

        For the year ended December 31, 2013, rental income associated with the Master Lease, which became effective on November 1, 2013, was $76.6 million for our GLP Capital segment, which included $7.6 million of revenue for the real estate taxes paid by our tenant on the leased properties under the Master Lease. In accordance with ASC 605, the Company is required to show the real estate taxes paid by its tenants on the leased properties under the Master Lease as revenue with an offsetting expense as the Company believes it is the primary obligor.

Gaming revenue

2013 Compared with 2012

        Gaming revenue for our TRS Properties segment decreased by $43.2 million, or 21.3%, to $159.4 million in 2013, primarily due to decreased gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino Perryville primarily due to the impact from the partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which was partially offset by the introduction of table games at the property in March 2013.

2012 Compared with 2011

        Gaming revenue for our TRS Properties segment decreased by $20.7 million, or 9.3%, to $202.6 million in 2012, primarily due to decreased gaming revenue at Hollywood Casino Perryville primarily due to the impact from the opening of a casino complex at the Arundel Mills mall in Maryland in June 2012, as well as to a lesser extent a decrease in gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012.

Operating Expenses

        Operating expenses for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Precentage Variance
Gaming	$89,367	$113,111	$(23,744)	(21.0)%
Food, beverage and other	10,775	13,114	(2,339)	(17.8)%
Real estate taxes	9,220	1,592	7,628	479.1%
General and administrative	43,262	25,068	18,194	72.6%
Depreciation	28,923	14,090	14,833	105.3%

Total operating expenses	$181,547	$166,975	$14,572	8.7%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$113,111	$124,971	$(11,860)	(9.5)%
Food, beverage and other	13,114	13,664	(550)	(4.0)%
Real estate taxes	1,592	1,362	230	16.9%
General and administrative	25,068	24,806	262	1.1%
Depreciation	14,090	14,568	(478)	(3.3)%

Total operating expenses	$166,975	$179,371	$(12,396)	(6.9)%

Gaming expense

2013 Compared with 2012

        Gaming expense for our TRS Properties segment decreased by $23.7 million, or 21.0%, to $89.4 million in 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. Additionally, Hollywood Casino Baton Rouge had, to a lesser extent, decreased payroll and marketing costs due to realignment of costs associated with lower business demand.

2012 Compared with 2011

        Gaming expense for our TRS Properties segment decreased by $11.9 million, or 9.5%, to $113.1 million in 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Perryville and Hollywood Casino Baton Rouge, as well as decreased marketing expenses at Hollywood Casino Perryville in an attempt to realign our costs subsequent with the opening of the casino complex at the Arundel Mills mall in Maryland in June 2012.

Real estate taxes

        Real estate taxes increased by $7.6 million, or 479.1%, to $9.2 million in 2013, primarily due to the real estate taxes paid by our tenant on the leased properties under the Master Lease in our GLP Capital segment. Although this amount is paid by our tenant, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

General and administrative expense

        General and administrative costs include items such as compensation costs (including stock based compensation awards), professional services, office costs, rent expense and costs associated with development activities. In addition, Penn provides GLPI with certain administrative and support services on a transitional basis pursuant to the Transition Services Agreement. The fees charged to GLPI for Transition Services furnished pursuant to this agreement are determined based on fixed percentages of Penn's internal costs which percentages are intended to approximate the actual cost incurred by Penn in providing the Transition Services to GLPI for the relevant period. Under the Transition Services Agreement, Penn will provide these services for a period of up to two years, unless terminated sooner by GLPI.

2013 Compared with 2012

        General and administrative expenses increased by $18.2 million, or 72.6%, to $43.3 million in 2013, primarily due to general and administrative expenses for our GLP Capital segment of $19.7 million for the year ended December 31, 2013 primarily due to legal, consulting and other fees related to the Spin-Off transaction of $13.5 million for the year ended December 31, 2013, as well as compensation expense, including stock based compensation charges for the amortization of unrecognized compensation on Penn equity awards held by GLPI employees at the time of the Spin-Off, of $4.7 million, rent expense for those leases assigned to GLPI as part of the Spin-Off for $0.4 million (see Note 7), and transition services fees of $0.3 million for the year ended December 31, 2013.

Depreciation expense

2013 Compared with 2012

        Depreciation expense increased by $14.8 million, or 105.3%, to $28.9 million in 2013, primarily due to the real property assets transferred to GLPI as part of the Spin-Off in our GLP Capital segment.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Percentage Variance
Interest expense	$(19,254)	$—	$(19,254)	N/A
Interest income	1	2	(1)	(50.0)%
Management fee	(4,203)	(6,320)	2,117	33.5%

Total other expenses	$(23,456)	$(6,318)	$(17,138)	(271.3)%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Interest income	$2	$4	$(2)	(50.0)%
Management fee	(6,320)	(6,958)	638	9.2%

Total other expenses	$(6,318)	$(6,954)	$636	9.1%

Interest expense

        For the year ended December 31, 2013, interest expense was $19.3 million related to our fixed and variable rate borrowings entered into in connection with the Spin-Off in our GLP Capital segment.

Management fee

        Management fees decreased by $2.1 million, or 33.5%, to $4.2 million in 2013, primarily due to reduced net revenue at Hollywood Casino Baton Rouge and Hollywood Casino Perryville for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as well as the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off.

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 46.6% for the year ended December 31, 2013, as compared to 38.6% for the year ended December 31, 2012, primarily due to the Company incurring non-deductible Spin-Off costs for the year ended December 31, 2013.

        Our projected annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. We intend to elect to be taxed as a REIT for our taxable year beginning on January 1, 2014. As a REIT, we will no longer be required to pay corporate level tax on income of the REIT that is distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRS Properties.

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $80.6 million, $26.7 million, and $56.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net cash provided by operating activities of $53.9 million for the year ended December 31, 2013 compared to the corresponding period in the prior year comprised primarily of an increase in cash receipts from customers/tenant of $30.4 million, a decrease in cash paid to suppliers and vendors of $12.9 million, a decrease in cash paid to employees of $1.9 million, a decrease in cash paid for taxes of $1.2 million, and a decrease of $8.3 million related to management fees and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off (see Notes 13 and 14), all of which were partially offset by an increase in cash paid for interest of $0.8 million. The increase in cash receipts collected from our customers/tenant for the year ended December 31, 2013 compared to the corresponding period in the prior year was primarily due to two months of rental income under the Master Lease of $76.6 million partially offset by a decrease of $45.1 million in our TRS properties' net revenues due to the impact of new competition previously mentioned in their respective markets. The decrease in cash paid for operating expenses for the year ended December 31, 2013 compared to the corresponding period in the prior year was primarily due to lower operating expenses for our TRS Properties partially offset by higher operating expenses at GLPI mainly due to Spin-Off costs.

        Net cash used in investing activities totaled $16.3 million, $4.8 million, and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities for the year ended December 31, 2013 primarily included expenditures for property and equipment, net of reimbursements totaling $16.4 million. The increase in net cash used in investing activities of $11.5 million for the year ended December 31, 2013 compared to the corresponding period in the prior year was primarily due to increased expenditures for property and equipment of $11.2 million as a result of expenditures subsequent to the Spin-Off at the two facilities under development in Ohio as well as a final payment for an airplane which was placed in service in 2013 (previous payments were made by Penn and contributed as part of the Spin-Off).

        Net cash provided by (used in) financing activities totaled $206.3 million, $(24.5) million, and $(50.4) million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds from the issuance of long-term debt, net of issuance costs of $2,301.9 million partially offset by the cash distribution to Penn in connection with the Spin-Off of $2,090.0 million.

Capital Expenditures

        Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility or create a new facility. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

        Capital expenditures totaled $12.2 million for the year ended December 31, 2013 and primarily consisted of $2.6 million and $4.8 million for the real estate related construction costs after the Spin-Off of the Austintown facility and the Dayton facility, respectively.

        In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, Penn received approval from the Ohio Racing Commission for its relocation plans. Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, featuring a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, featuring a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. As part of the Spin-Off, GLPI is responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility. Cumulative construction costs contributed to GLPI at the time of the Spin-Off were $23.3 million and $21.3 million for the Austintown facility and the Dayton facility, respectively. We expect our total funding commitment for these projects to total approximately $137.4 million in 2014 which we anticipate funding via our revolving credit facility and free cash flow. Penn expects to open these facilities in the fall of 2014 at which time these two facilities will be added to the Master Lease. GLPI's share of the budget for these two projects is limited solely to real estate construction costs which are budgeted at $100.0 million and $89.5 million, respectively, for the Austintown and Dayton facilities.

        During the year ended December 31, 2013, we spent approximately $4.2 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment as well as table equipment at our TRS properties. Our tenants are responsible for capital maintenance expenditures at the properties owned by GLPI.

Debt

        On October 28, 2013, GLP Capital entered into a new five year senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The interest rates payable on the loans are, at our option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2013, the applicable margin was 1.75% for LIBOR loans and 0.75% for base rate loans, which was reduced to 1.50% and 0.50%, respectively, in the first quarter of 2014. See Note 15 for further details. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2013, the commitment fee rate was 0.30%, which was reduced to 0.25% in the first quarter of 2014. GLP Capital is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018. GLP Capital may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Credit Facility is guaranteed by GLPI.

        The Company's Credit Facility had a gross outstanding balance of $300 million at December 31, 2013, consisting of the $300 million Term Loan A facility. No balances were outstanding on the revolving credit facility at December 31, 2013.

        The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI intends to make on its U.S. federal income tax return for its first full fiscal year following the Spin-Off. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder.

        On October 30 and 31, 2013, the Company completed offerings of $2,050 million aggregate principal amount of three series of new senior notes issued by two of GLPI's wholly-owned subsidiaries (the "Issuers"): $550 million of 4.375% Senior Notes due 2018 (the "2018 Notes"); $1,000 million of 4.875% Senior Notes due 2020 (the "2020 Notes"); and $500 million of 5.375% Senior Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes and the 2020 Notes, the "Notes"). The 2018 Notes mature on November 1, 2018 and bear interest at a rate of 4.375% per year. The 2020 Notes mature on November 1, 2020 and bear interest at a rate of 4.875% per year. The 2023 Notes mature on November 1, 2023 and bear interest at a rate of 5.375% per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2014.

        The Company may redeem the Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Notes of a particular series, the Company will be required to give holders of the Notes of such series the opportunity to sell their Notes of such series at a price equal to 101% of the principal amount of the Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.

        The Notes are guaranteed on a senior unsecured basis by GLPI. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.

        The Notes contain covenants limiting the Issuers' ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Issuers to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

        GLPI used the proceeds of the 2018 Notes and the 2023 Notes, together with borrowings under the Credit Facility, to make distributions directly or indirectly, to Penn in partial exchange for the contribution of real property assets to GLPI in connection with the Spin-Off and to pay related fees and expenses. A portion of the net proceeds from the 2020 Notes was used to repay certain amounts drawn under the revolving portion of the Credit Facility and the remaining net proceeds were used to fund the Purging Distribution by GLPI of accumulated earnings and profits on its real property assets in order to comply with certain REIT qualification requirements. The proceeds of additional revolving loans under the Credit Facility will be used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the documentation governing the Credit Facility.

        At December 31, 2013, the Company was in compliance with all required financial covenants.

Outlook

        Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our senior unsecured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures (primarily related to the development of the Austintown and Dayton, Ohio facilities), working capital needs and dividend requirements. In addition, we expect a majority of our future growth to come from acquisitions of gaming and other properties at reasonable valuations to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies

  Contractual Cash Obligations

        The following table presents our contractual cash obligations at December 31, 2013:

	Payments Due By Period
	Total	2014	2015 - 2016	2017 - 2018	2019 and After
	(in thousands)
Senior unsecured credit facility
Principal	$300,000	$—	$—	$300,000	$—
Interest(1)	61,957	11,328	25,766	24,863	—
4.375% senior subordinated notes
Principal	550,000	—	—	550,000	—
Interest	120,446	24,196	48,125	48,125	—
4.875% senior subordinated notes
Principal	1,000,000	—	—	—	1,000,000
Interest	341,385	48,885	97,500	97,500	97,500
5.375% senior subordinated notes
Principal	500,000	—	—	—	500,000
Interest	268,899	27,024	53,750	53,750	134,375
Purchase obligations	1,375	1,067	238	70	—
Capital expenditure commitments(2)	34,487	34,487	—	—	—
Operating leases	46,457	1,013	616	650	44,178
Other liabilities reflected in the Company's consolidated balance sheets(3)	1,121	1,121	—	—	—

Total	$3,226,127	$149,121	$225,995	$1,074,958	$1,776,053

(1)
The interest rates associated with the variable rate components of our senior unsecured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR of 150 basis points which became effective in the first quarter of 2014. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
The Company's current construction program for 2014 calls for capital expenditures of approximately $137.4 million, of which the Company was contractually committed to spend approximately $34.5 million at December 31, 2013, related to the two Ohio racetracks scheduled to be opened in the fall of 2014.

(3)
Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for cash, free play or services.

        Additionally, as part of the Spin-Off, GLPI is committed to fund certain projects in development at Penn, including a new gaming and entertainment destination in Philadelphia, PA and an integrated racing and gaming facility in Lawrence County, near Pittsburgh (the last of the Category 1 sites in Pennsylvania). If Penn is selected for both projects, GLPI would provide real estate financing in the form of a loan or lease up to $418.5 million.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2013 and 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

        GLPI's primary market risk exposure is interest rate risk with respect to its indebtedness of $2,350.0 million at December 31, 2013. Furthermore, $2,050.0 million of our obligations are the Notes that have fixed interest rates with maturing dates ranging from five to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI's ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI's ability to hedge its assets and liabilities.

        The table below provides information at December 31, 2013 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/13
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$550,000	$1,500,000	$2,050,000	$2,058,750
Average interest rate					4.38%	5.04%
Variable rate	$—	$—	$—	$—	$300,000	$—	$300,000	$294,750
Average interest rate(1)					5.02%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Gaming and Leisure Properties, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal Control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaming and Leisure Properties, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 25, 2014

Gaming and Leisure Properties, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Real Estate Investments, net	$2,010,303	$—
Property and equipment, used in operations, net	139,121	118,954
Cash and cash equivalents	285,221	14,562
Prepaid expenses	5,983	1,141
Deferred income taxes	2,228	2,859
Other current assets	17,367	1,009
Receivable from Penn National Gaming, Inc.	—	43,318
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $1,270 at December 31, 2013	46,877	—
Other assets	17,041	134

Total assets	$2,609,239	$267,075

Liabilities
Accounts payable	$21,397	$251
Accrued expenses	13,783	5,787
Accrued interest	18,055	—
Accrued salaries and wages	10,337	3,507
Gaming, property, and other taxes	18,789	1,136
Income taxes	17,256	11,538
Other current liabilities	12,911	109
Long-term debt	2,350,000	—
Deferred income taxes	4,282	8,417

Total liabilities	2,466,810	30,745
Commitments and Contingencies (Note 7)
Shareholders' equity
Common stock ($.01 par value, 550,000,000 shares authorized, 88,659,448 shares issued at December 31, 2013)	887	—
Additional paid-in capital	3,651	71,356
Retained earnings	137,891	164,974

Total shareholders' equity	142,429	236,330

Total liabilities and shareholders' equity	$2,609,239	$267,075

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

Year ended December 31,	2013	2012	2011
Revenues
Rental	$68,955	$—	$—
Real estate taxes paid by tenants	7,602	—	—

Total rental revenue	76,557	—	—
Gaming	159,352	202,581	223,302
Food, beverage and other	12,357	15,635	16,396

Total revenues	248,266	218,216	239,698
Less promotional allowances	(6,137)	(7,573)	(7,814)

Net revenues	242,129	210,643	231,884

Operating expenses
Gaming	89,367	113,111	124,971
Food, beverage and other	10,775	13,114	13,664
Real estate taxes	9,220	1,592	1,362
General and administrative	43,262	25,068	24,806
Depreciation	28,923	14,090	14,568

Total operating expenses	181,547	166,975	179,371

Income from operations	60,582	43,668	52,513

Other income (expenses)
Interest expense	(19,254)	—	—
Interest income	1	2	4
Management fee	(4,203)	(6,320)	(6,958)

Total other expenses	(23,456)	(6,318)	(6,954)

Income from operations before income taxes	37,126	37,350	45,559
Income tax provision	17,296	14,431	18,875

Net income	$19,830	$22,919	$26,684

Earnings per common share:
Basic earnings per common share	$0.18	$0.21	$0.24
Diluted earnings per common share	$0.17	$0.20	$0.23

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2010	—	$—	$100,017	$115,371	$215,388
Cash contribution to parent	—	—	(22,161)	—	(22,161)
Net income	—	—	—	26,684	26,684

Balance, December 31, 2011	—	—	77,856	142,055	219,911
Cash contribution to parent	—	—	(6,500)	—	(6,500)
Net income	—	—	—	22,919	22,919

Balance, December 31, 2012	—	—	71,356	164,974	236,330
Contributions to Penn National Gaming, Inc., prior to spin-off	—	—	(3,387)	(46,913)	(50,300)
Real estate assets and liabilities contributed to GLPI from Penn National Gaming, Inc. (See Note 1)	88,601,637	886	2,022,687	—	2,023,573
Cash distribution to Penn National Gaming, Inc. in connection with Spin-Off	—	—	(2,090,000)	—	(2,090,000)
Stock option activity	57,811	1	2,621	—	2,622
Restricted stock activity	—	—	374	—	374
Net income	—	—	—	19,830	19,830

Balance, December 31, 2013	88,659,448	$887	$3,651	$137,891	$142,429

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Year ended December 31,	2013	2012	2011
Operating activities
Net income	$19,830	$22,919	$26,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,923	14,090	14,568
Amortization of debt issuance costs	1,270	—	—
Gain on sale of fixed assets	(39)	(142)	(75)
Deferred income taxes	(5,646)	(88)	(6,514)
Charge for stock-based compensation	1,566	—	—
(Increase) decrease,
Prepaid expenses and other current assets	(885)	1,513	(1,248)
Other assets	(662)	—	(2)
Increase (decrease),
Accounts payable	2,638	(260)	(288)
Accrued expenses	7,996	(456)	(180)
Accrued interest	17,216	—	(4)
Accrued salaries and wages	2,131	(394)	313
Gaming, property and other taxes	(7)	(250)	146
Income taxes	5,718	(10,162)	23,396
Other current and noncurrent liabilities	583	(26)	44

Net cash provided by operating activities	80,632	26,744	56,840

Investing activities
Capital project expenditures, net of reimbursements	(12,198)	(1,930)	(5,131)
Capital maintenance expenditures	(4,230)	(3,260)	(3,157)
Proceeds from sale of property and equipment	153	380	117

Net cash used in investing activities	(16,275)	(4,810)	(8,171)

Financing activities
Net advances to Penn National Gaming, Inc.	(3,595)	(18,018)	(27,375)
Cash contributions to Penn National Gaming, Inc.	(3,387)	(6,500)	(22,161)
Cash distribution to Penn National Gaming, Inc. in connection with Spin-Off	(2,090,000)	—	—
Principal payments on debt obligation to Penn National Gaming, Inc.	—	—	(900)
Proceeds from exercise of options	1,431	—	—
Proceeds from issuance of long-term debt, net of issuance costs	2,301,853	—	—

Net cash provided by (used in) financing activities	206,302	(24,518)	(50,436)

Net increase (decrease) in cash and cash equivalents	270,659	(2,584)	(1,767)
Cash and cash equivalents at beginning of year	14,562	17,146	18,913

Cash and cash equivalents at end of year	$285,221	$14,562	$17,146

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

        On November 15, 2012, Penn National Gaming, Inc. ("Penn") announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded real estate investment trust ("REIT"), Gaming and Leisure Properties, Inc. ("GLPI") (the "Spin-Off").

        GLPI and subsidiaries (the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," in a tax-free distribution. The Company intends to elect on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Master Lease"), and GLPI also owns and operates the TRS Properties through its TRS.

        Prior to the Spin-Off, GLPI and Penn entered into a Separation and Distribution Agreement setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of Penn and GLPI. Penn and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and Penn.

        GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of December 31, 2013, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 19 gaming and related facilities (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio) that are geographically diversified across 13 states. GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

        In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. See Note 15 for further details.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Business and Basis of Presentation (Continued)

        The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60, "Spinoffs and Reverse Spinoffs." The assets and liabilities contributed to GLPI from Penn were as follows (in thousands):

Prepaid expenses	$2,766
Current deferred income tax assets	4,358
Property and equipment, net	2,024,572
Other assets	16,245
Accrued expenses	(5,656)
Other current liabilities	(12,219)
Deferred income tax liabilities	(6,493)

Net contribution	$2,023,573

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

2. Principles of Consolidation

        The consolidated financial statements include the accounts of GLPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

        Concentrations of credit risks arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2013, substantially all of the Company's real estate properties were leased to Penn, and all of the Company's rental revenues were derived from a master lease defined below. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission. Penn's net revenues were $2.9 billion for the years ended December 31, 2013 and 2012. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentration of credit risks. As of December 31, 2013, the Company's portfolio of 19 leased properties was diversified by location across 11 states.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

        The Company's policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

        Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.

Prepaid Expenses and Other Assets

        Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also consists of admission fees and property taxes that were paid in advance. Other current assets are items expected to be realized within twelve months of the balance sheet date. Other current assets primarily include accounts receivable and food and beverage inventory. Other assets are all items that are long-term in nature and primarily include deferred compensation assets (see Note 7 for further details) and a deposit for certain real estate for Hollywood Casino Baton Rouge that should close in 2014.

Fair Value of Financial Instruments

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

  Cash and Cash Equivalents

        The fair value of the Company's cash and cash equivalents approximates the carrying value of the Company's cash and cash equivalents, due to the short maturity of the cash equivalents. The Company maintained a higher level of cash on hand at December 31, 2013 in order to fund the cash portion of its Purging Distribution. See Note 15 for additional details.

  Long-term Debt

        The fair value of the senior notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820 "Fair Value Measurements and Disclosures."

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2013		2012
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$285,221	$285,221	$14,562	$14,562
Financial liabilities:
Long-term debt
Senior unsecured credit facility	300,000	294,750	—	—
Senior notes	2,050,000	2,058,750	—	—

Real Estate Investments

        The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 8 years to 41 years.

        The Company continually monitors events and circumstances that could indicate that the carrying amount of the Company's real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether it will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss. The Company groups its Real Estate Investments by tenant in evaluating impairment. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions.

Property and Equipment used in operations

        Property and equipment are stated at cost, less accumulated depreciation and represent assets used by the Company's TRS operations and certain corporate assets. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 31 years

        Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

        The estimated useful lives are determined based on the nature of the assets as well as the Company's current operating strategy.

        The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescense demand, competition and other factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.

Goodwill and Other Intangible Assets

        At December 31, 2013, the Company had $75.5 million in goodwill and $9.6 million in other intangible assets within its consolidated balance sheet, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville from Penn in connection with the Spin-Off.

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

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company considers its Hollywood Casino Perryville gaming license as an indefinite-life intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

reasonable and supportable assumptions which represent the Company's best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.

        Forecasted cash flows (based on the Company's annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which the Company's reporting unit operates. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions has the impact of increasing competition for the property which generally will have a negative effect on its profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

        Assumptions and estimates about future cash flow levels and multiples are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company's overall value but may be to the detriment of its reporting unit.

Debt Issuance Costs

        Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

Comprehensive Income

        Comprehensive income includes net income and all other non-owner changes in shareholders' equity during a period, including but not limited to, unrealized gains and losses on equity securities classified as available-for-sale and unrealized fair value adjustments on certain derivative instruments. Since the Company did not have any non-owner changes in shareholders' equity for the years ended December 31, 2013, 2012 and 2011, comprehensive income for the years ended December 31, 2013, 2012 and 2011 was equivalent to net income for those time periods.

Income Taxes

        The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the deferred tax assets is evaluated by assessing the valuation allowance and by adjusting the amount of the allowance, if any, as necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income.

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for 2013, 2012 and 2011.

        The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the combined balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognized any interest and penalties, net of deferred taxes.

        The Company intends to elect on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. The Company intends to continue to be organized and to operate in a manner that will permit the Company to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which it failed to qualify to be taxed as a REIT.

        The TRS Properties are able to engage in activities resulting in income that would be not qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS Properties are subject to federal and state income taxes.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Revenue Recognition and Promotional Allowances

        The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Contingent rental income is recognized once the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been given to the tenant.

        As of December 31, 2013, all but two of the Company's properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by all Penn subsidiaries that occupy and operate the facilities leased under the Master Lease, or that own a gaming license, other license or other material asset necessary to operate any portion of the facilities. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the entire portfolio.

        The rent structure under the Master Lease with Penn includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Master Lease with Penn are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

        As of December 31, 2013, the future minimum rental income from the Company's properties under non-cancelable operating leases was as follows (in thousands):

Year ending December 31,
2014	$375,602
2015	375,602
2016	375,602
2017	376,101
2018	368,311
Thereafter	3,240,760

Total	$5,111,978

        For the year ended December 31, 2013, GLPI recognized $6.7 million in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above.

        Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties under the Master Lease with an

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor under the Master Lease.

        Gaming revenue mainly consists of video lottery gaming revenue as well as to a lesser extent table game and poker revenue. Video lottery gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

        The following table discloses the components of gaming revenue within the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
	(in thousands)
Video lottery, net of cash incentives	$138,803	$189,808	$210,349
Table game	18,096	11,891	12,333
Poker	2,453	882	620

Total gaming revenue	$159,352	$202,581	$223,302

        Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

        The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the years ended December 31, 2013, 2012 and 2011 are as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Food and beverage	$5,970	$6,806	$6,971
Other	167	767	843

Total promotional allowances	$6,137	$7,573	$7,814

        The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the years ended December 31, 2013, 2012 and 2011 are as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Food and beverage	$2,907	$3,319	$3,198
Other	86	384	409

Total cost of complimentary services	$2,993	$3,703	$3,607

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Gaming and Admission Taxes

        For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. At Hollywood Casino Baton Rouge, the gaming admission tax is based on graduated tax rates. The Company records gaming and admission taxes at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rate changes during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the years ended December 31, 2013, 2012 and 2011, these expenses, which are recorded within gaming expense in the combined statements of income, totaled $71.6 million, $94.9 million and $105.4 million, respectively.

Earnings Per Share

        The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (outstanding restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options and unvested restricted shares. Basic and diluted EPS for the years ended December 31, 2012 and 2011 were retroactively restated for the number of GLPI basic and diluted shares outstanding immediately following the Spin-Off. The Company's share counts were also retroactively restated to include the shares issued as part of the Purge Distribution.

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Determination of shares:
Weighted-average common shares outstanding	110,617	110,582	110,582
Assumed conversion of dilutive employee stock-based awards	4,924	4,703	4,703
Assumed conversion of restricted stock	324	318	318

Diluted weighted-average common shares outstanding	115,865	115,603	115,603

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted EPS for the Company's common stock for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
	(in thousands, expect per share data)
Calculation of basic EPS:
Net income	$19,830	$22,919	$26,684
Less: Net income allocated to participating securities	(75)	(86)	(101)

Net income attributable to common shareholders	$19,755	$22,833	$26,583
Weighted-average common shares outstanding	110,617	110,582	110,582
Basic EPS	$0.18	$0.21	$0.24
Calculation of diluted EPS:
Net income	$19,830	$22,919	$26,684
Diluted weighted-average common shares outstanding	115,865	115,603	115,603
Diluted EPS	$0.17	$0.20	$0.23

        There were no outstanding options to purchase shares of common stock during the years ended December 31, 2013, 2012 and 2011 that were not included in the computation of diluted EPS because they were antidilutive.

Stock-Based Compensation

        In connection with the Spin-Off, each outstanding option and cash settled stock appreciation right ("SAR") with respect to Penn common stock outstanding on the distribution date was converted into two awards, an adjusted Penn option and a GLPI option, or, in the case of the SARs, an adjusted Penn SAR and a GLPI SAR. The adjustment preserved the aggregate intrinsic value of the options and SARs. Additionally, in connection with the Spin-Off, holders of outstanding restricted stock and phantom stock units ("PSUs") with respect to Penn common stock became entitled to an additional share of restricted stock or PSU with respect to GLPI common stock for each share of Penn restricted stock or PSU held.

        The adjusted options and SARs, as well as the restricted stock and PSUs, otherwise remain subject to their original terms, except that for purposes of the adjusted Penn awards (including in determining exercisability and the post-termination exercise period), continued service with GLPI following the distribution date shall be deemed continued service with Penn; and for purposes of the GLPI awards (including in determining exercisability and the post-termination exercise period), continued service with Penn following the distribution date shall be deemed continued service with GLPI.

        The Company accounts for stock compensation under ASC 718, "Compensation-Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. There were no stock option grants awarded in 2013.

        Additionally, the cash-settled PSUs entitle employees to receive cash based on the fair value of the Company's common stock on the vesting date. These PSUs are accounted for as liability awards and

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, "Compensation-Stock Compensation, Awards Classified as Liabilities."

        In addition, the Company's SARs are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model.

        See Note 10 for further information related to the treatment of the unrecognized compensation expense at the time of the Spin-Off related to awards held by GLPI employees.

Segment Information

        Consistent with how the Company's Chief Operating Decision Maker reviews and assesses the Company's financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company's business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 11 for further information with respect to the Company's segments.

Statements of Cash Flows

        The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities.

Certain Risks and Uncertainties

        The Company is dependent on Penn (including its subsidiaries), who is the lessee of substantially all of the Company's properties pursuant to the Master Lease and accounts for a significant portion of its revenues. The inability or unwillingness of Penn to meet its subsidiary's rent obligations and other obligations under the Master Lease could materially adversely affect the Company's business, financial position or results of operations, including the Company's ability to pay dividends to its shareholders as required to maintain its status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, the Company's business, financial position or results of operations could also be materially adversely affected.

        The Company's operations are also dependent on its continued licensing by state gaming commissions of its gaming tenants and operators. The loss of a license could have an adverse effect on future results of operations. Additionally, the Company is dependent on the local market in which its gaming tenants and operators operate for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company's results of operations could be adversely affected. Furthermore, the Company is dependent upon a stable gaming tax structure in the locations that its gaming tenants and operators operate in. Any change in the tax structure could have an adverse effect on future results of operations.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Real Estate Investments

        Real estate investments, net, represents investments in 19 properties and is summarized as follows:

December 31,	2013	2012
	(in thousands)
Land and improvements	$382,581	$—
Building and improvements	2,050,533	—
Construction in progress	61,677	—

Total property and equipment	2,494,791	—
Less accumulated depreciation	(484,488)	—

Property and equipment, net	$2,010,303	$—

        In connection with the Spin-Off, Penn contributed $1.96 billion of real estate investments, net of accumulated depreciation which was recorded at Penn's historical carrying value. Construction in progress primarily represents two development projects which the Company is responsible for the real estate construction costs, namely Hollywood at Dayton Raceway and Hollywood at Mahoning Valley Race Track which Penn anticipates opening in the fall of 2014.

5. Property and Equipment used in operations

        Property and equipment used in operations, net, consists of the following:

December 31,	2013	2012
	(in thousands)
Land and improvements	$27,586	$28,193
Building and improvements	115,888	109,248
Furniture, fixtures, and equipment	101,288	76,088
Construction in progress	203	87

Total property and equipment	244,965	213,616
Less accumulated depreciation	(105,844)	(94,662)

Property and equipment, net	$139,121	$118,954

6. Long-term Debt

        Long-term debt is as follows:

December 31,	2013
(in thousands)
Senior unsecured credit facility	$300,000
$550 million 4.375% senior notes due November 2018	550,000
$1,000 million 4.875% senior notes due November 2020	1,000,000
$500 million 5.375% senior notes due November 2023	500,000

$2,350,000

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Debt (Continued)

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2013 (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	850,000
Thereafter	1,500,000

Total minimum payments	$2,350,000

        On October 28, 2013, GLP Capital entered into a new five year senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The interest rates payable on the loans are, at our option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2013, the applicable margin was 1.75% for LIBOR loans and 0.75% for base rate loans, which was reduced to 1.50% and 0.50%, respectively, in the first quarter of 2014. See Note 15 for further details. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2013, the commitment fee rate was 0.30%, which was reduced to 0.25% in the first quarter of 2014. GLP Capital is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018. GLP Capital may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Credit Facility is guaranteed by GLPI.

        The Company's Credit Facility had a gross outstanding balance of $300 million at December 31, 2013, consisting of the $300 million Term Loan A facility. No balances were outstanding on the revolving credit facility at December 31, 2013.

        The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI intends to make on its U.S. federal income tax return for its first full fiscal year following the Spin-Off. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Debt (Continued)

of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder.

        On October 30 and 31, 2013, the Company completed offerings of $2,050 million aggregate principal amount of three series of new senior notes issued by two of GLPI's wholly-owned subsidiaries (the "Issuers"): $550 million of 4.375% Senior Notes due 2018 (the "2018 Notes"); $1,000 million of 4.875% Senior Notes due 2020 (the "2020 Notes"); and $500 million of 5.375% Senior Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes and the 2020 Notes, the "Notes"). The 2018 Notes mature on November 1, 2018 and bear interest at a rate of 4.375% per year. The 2020 Notes mature on November 1, 2020 and bear interest at a rate of 4.875% per year. The 2023 Notes mature on November 1, 2023 and bear interest at a rate of 5.375% per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2014.

        The Company may redeem the Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Notes of a particular series, the Company will be required to give holders of the Notes of such series the opportunity to sell their Notes of such series at a price equal to 101% of the principal amount of the Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.

        The Notes are guaranteed on a senior unsecured basis by GLPI. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.

        The Notes contain covenants limiting the Issuers' ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Issuers to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

        GLPI used the proceeds of the 2018 Notes and the 2023 Notes, together with borrowings under the Credit Facility, to make distributions directly or indirectly, to Penn in partial exchange for the contribution of real property assets to GLPI in connection with the Spin-Off and to pay related fees and expenses. A portion of the net proceeds from the 2020 Notes was used to repay certain amounts drawn under the revolving portion of the Credit Facility and the remaining net proceeds were used to fund the Purging Distribution by GLPI of accumulated earnings and profits on its real property assets in order to comply with certain REIT qualification requirements. The proceeds of additional revolving loans under the Credit Facility will be used for working capital, to fund permitted dividends, distributions and acquisitions, for general corporate purposes and for any other purpose not prohibited by the documentation governing the Credit Facility.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Debt (Continued)

        At December 31, 2013, the Company was in compliance with all required financial covenants.

7. Commitments and Contingencies

Litigation

        Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings.

        The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Operating Lease Commitments

        As part of the Spin-Off, Penn assigned to GLPI various leases on the property acquired in connection with the Spin-Off. The following is a description of some of the more significant lease contracts that Penn assigned to GLPI. Total rental expense under these agreements was $0.4 million for the year ended December 31, 2013 (which covers the period subsequent to the Spin-Off date).

        One of Penn's subsidiaries entered into a lease agreement for the land utilized in connection with the operations of a casino in Biloxi, Mississippi. The lease commenced March 3, 1994 and is for a term of 99 years. The annual rental payments are increased every 5 years by fifteen percent and will be $0.2 million for 2014. The next reset period is in March 2014.

        One of Penn's subsidiaries entered into a lease agreement for the land utilized in connection with the operations of a casino in Tunica, Mississippi. The lease commenced on October 11, 1993 with a five year initial term and nine five year renewals at the tenant's option. The lease agreement has an annual fixed rent provision, as well as an annual revenue-sharing provisions, which is equal to the result obtained by subtracting the fixed rent provision from 4% of gross revenues.

        One of Penn's subsidiaries has an operating lease with the City of Bangor which covers the permanent casino facility that opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision which GLPI is responsible for which totals $0.1 million per year. The final term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2013 are as follows (in thousands):

Year ending December 31,
2014	$1,013
2015	314
2016	302
2017	316
2018	334
Thereafter	44,178

Total	$46,457

        In addition, for the TRS Properties, the Company is liable under numerous operating leases for equipment and other miscellaneous assets, which expire at various dates through 2015. Total rental expense under these agreements was $1.4 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Expenditure Commitments

        The Company's current construction program for 2014 calls for capital expenditures of approximately $137.4 million, of which the Company was contractually committed to spend approximately $34.5 million at December 31, 2013, related to the two Ohio racetracks scheduled to be opened in the fall of 2014.

        Additionally, as part of the Spin-Off, GLPI is committed to fund certain projects in development at Penn, including a new gaming and entertainment destination in Philadelphia, PA and an integrated racing and gaming facility in Lawrence County, near Pittsburgh (the last of the Category 1 sites in Pennsylvania). If Penn is selected for both of these projects, GLPI would provide real estate financing in the form of a loan or lease up to $418.5 million for these two projects.

Purchase obligations

        The Company has obligations to purchase various goods and services totaling $1.4 million at December 31, 2013, of which $1.1 million will be incurred in 2014.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the profit-sharing plan for all years ended December 31, 2013, 2012 and 2011 were $0.2 million.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis,

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2013, 2012 and 2011 were $0.3 million, $0.1 million and $0.1 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheet, was $12.8 million at December 31, 2013 and relates primarily to balances contributed to use as part of the Spin-Off related to our executive officers that were previously employed by Penn.

Labor Agreements

        Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 128 of Hollywood Casino Perryville's employees under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.

8. Income Taxes

        Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,228	$2,859

Net deferred tax assets	2,228	2,859

Deferred tax liabilities:
Property, plant and equipment	(3,459)	(7,840)
Intangibles	(823)	(577)

Net deferred tax liabilities	(4,282)	(8,417)

Net:	$(2,054)	$(5,558)

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        The provision for income taxes charged to operations for years ended December 31, 2013, 2012 and 2011 was as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Current tax expense
Federal	$19,429	$12,216	$21,048
State	3,513	2,303	4,341

Total current	22,942	14,519	25,389

Deferred tax (benefit) expense
Federal	(7,624)	64	(6,780)
State	1,978	(152)	266

Total deferred	(5,646)	(88)	(6,514)

Total provision	$17,296	$14,431	$18,875

        The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	10.4%	3.0%	6.6%
Nondeductible transaction costs	7.5%	0.0%	0.0%
REIT conversion benefit	(5.3)%	0.0%	0.0%
Other permanent differences	(0.8)%	0.1%	0.2%
Other miscellaneous items	(0.2)%	0.5%	(0.4)%

	46.6%	38.6%	41.4%

Year ended December 31,	2013	2012	2011
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$12,994	$13,073	$15,945
State and local income taxes	3,840	1,126	3,016
Nondeductible transaction costs	2,793	—	—
REIT conversion benefit	(1,959)	—	—
Permanent differences	(268)	30	72
Other miscellaneous items	(104)	202	(158)

	$17,296	$14,431	$18,875

9. Dividends

        On February 18, 2014, GLPI made the Purging Distribution of $1.05 billion, of which approximately $210.0 million was made in cash with the remainder in GLPI common stock to distribute

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Dividends (Continued)

the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. In addition, on February 18, 2014, the Company's Board of Directors declared its first quarterly dividend. Shareholders of record on March 7, 2014 will receive $0.52 per common share, payable on March 28, 2014. See Note 15 for further details.

10. Stock-Based Compensation

        The Company can issue up to 5,147,059 shares of Common Stock under the 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock awards, phantom stock units and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. No awards were granted under the 2013 Plan as of December 31, 2013.

        In connection with the Spin-Off of GLPI, employee stock options and cash settled stock appreciation rights of Penn were converted through the issuance of GLPI employee stock options and GLPI cash settled stock appreciation rights and an adjustment to the exercise prices of their Penn awards. The number of options and cash settled stock appreciation rights, subject to and the exercise price of each converted award was adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. These awards are not counted against the 2013 Plan limit mentioned above.

        Holders of outstanding restricted stock awards and cash settled phantom stock unit awards received an additional share of restricted stock or cash settled phantom stock unit awards in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off.

        The unrecognized compensation at the time of the Spin-Off related to both Penn and GLPI's stock options and restricted stock awards held by GLPI employees will be amortized to expense over the awards' remaining vesting periods. As of December 31, 2013, there was $6.8 million and $4.7 million of total unrecognized compensation cost for stock options and restricted stock awards, respectively, that will be recognized over the grants remaining weighted average vesting period of 1.68 years and 3.05 years, respectively. For the year ended December 31, 2013, the Company recognized $1.6 million of compensation expense associated with these awards.

        The following tables contain information on stock options issued and outstanding for the year ended December 31, 2013 as well as restricted shares:

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	$—
Options transferred on Spin-Off date	10,396,889	24.35
Exercised	(57,811)	24.75
Canceled	(625)	20.85

Outstanding at December 31, 2013	10,338,453	$24.34	3.15	$270,222

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

	Exercise Price Range			Total
	$9.32 to $22.41	$22.90 to $29.10	$29.19 to $47.40	$9.32 to $47.40
Outstanding options
Number outstanding	4,049,443	3,555,573	2,733,437	10,338,453
Weighted-average remaining contractual life (years)	1.94	3.69	4.16	3.15
Weighted-average exercise price	$19.54	$25.16	$30.41	$24.34
Exercisable options
Number outstanding	3,621,045	2,805,381	1,504,710	7,931,136
Weighted-average exercise price	$19.38	$24.68	$31.36	$23.53

Number of Award Shares
Outstanding at December 31, 2012	—
Amounts transferred in connection with Spin-Off	419,067
Released	—
Canceled	—

Outstanding at December 31, 2013	419,067

        The Company had 7,931,136 stock options that were exercisable at December 31, 2013 with a weighted average exercise price of $23.53 which had an intrinsic value of $213.8 million. The aggregate intrinsic value of stock options exercised during 2013 was $1.3 million. The Company issues new authorized common shares to satisfy stock option exercises and plans to do the same for restricted stock lapses once they occur.

        Additionally, there was $9.4 million of total unrecognized compensation cost at December 31, 2013, which will be recognized over the awards remaining weighted average vesting period of 2.55 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the year ended December 31, 2013, the Company recognized $1.2 million of compensation expense associated with these awards.

        In addition, there was $0.5 million of total unrecognized compensation cost at December 31, 2013, which will be recognized over the grants remaining weighted average vesting period of 1.84 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI. For the year ended December 31, 2013, the Company recognized $0.2 million of compensation expense associated with these awards.

        See Note 15 for a discussion on the impact of the Purging Distribution on the Company's compensation awards.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below.

	GLP Capital(1)	TRS Properties	Total
	(in thousands)
For the year ended December 31, 2013
Net revenues	$76,557	$165,572	$242,129
Income from operations	34,333	26,249	60,582
Interest expense	19,254	—	19,254
Income from operations before income taxes	15,079	22,047	37,126
Income tax provision	8,467	8,829	17,296
Net income	6,612	13,218	19,830
Depreciation	14,896	14,027	28,923
Capital expenditures	13,042	3,386	16,428
For the year ended December 31, 2012
Net revenues	$—	$210,643	$210,643
Income from operations	—	43,668	43,668
Interest expense	—	—	—
Income from operations before income taxes	—	37,350	37,350
Income tax provision	—	14,431	14,431
Net income	—	22,919	22,919
Depreciation	—	14,090	14,090
Capital expenditures	—	5,190	5,190
For the year ended December 31, 2011
Net revenues	$—	$231,884	$231,884
Income from operations	—	52,513	52,513
Interest expense	—	—	—
Income from operations before income taxes	—	45,559	45,559
Income tax provision	—	18,875	18,875
Net income	—	26,684	26,684
Depreciation	—	14,568	14,568
Capital expenditures	—	8,288	8,288
Balance sheet at December 31, 2013
Total assets	2,379,243	229,996	2,609,239
Balance sheet at December 31, 2012
Total assets	—	267,075	267,075

(1)
GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off. For the year ended December 31, 2013, all revenues in the GLP Capital segment were attributable from Penn under the terms of the Master Lease. Results included transaction costs associated with the Spin-Off of $13.5 million.

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2013
Net revenues	$42,648	$46,072	$39,633	$113,776
Income from operations	6,811	9,090	5,665	39,016
Net income	3,216	4,699	2,681	9,234
Earnings per common share:
Basic earnings per common share	$0.04	$0.04	$0.02	$0.08
Diluted earnings per common share	$0.03	$0.04	$0.02	$0.08
2012
Net revenues	$66,909	$60,252	$45,823	$37,659
Income from operations	16,507	14,472	8,155	4,534
Net income	8,665	7,618	4,530	2,106
Earnings per common share:
Basic earnings per common share	$0.08	$0.07	$0.04	$0.02
Diluted earnings per common share	$0.07	$0.07	$0.04	$0.02

        During the fourth quarter of 2013, the Company had rental revenue related to the Master Lease, which became effective November 1, 2013, of $76.6 million.

        During the fourth quarter of 2013, the Company incurred transaction costs of $13.5 million associated with the Spin-Off.

        During the fourth quarter of 2013, the Company incurred depreciation expense of $14.8 million related to the real property assets transferred to GLPI as part of the Spin-Off.

        In October 2013, GLP Capital entered into a new five year senior unsecured credit facility and completed offerings of $2,050 million aggregate principal amount of new senior notes. During the fourth quarter of 2013, the Company incurred interest expense of $19.3 million related to its new borrowings.

13. Pre-Spin Transactions with Penn

        Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $4.2 million, $6.3 million and $7.0 million for the years ended December 31, 2013 (before the Spin-Off), 2012 and 2011, respectively. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

        Hollywood Casino Baton Rouge and Hollywood Casino Perryville had cumulative net advances of $43.3 million at December 31, 2012. The advances were the result of operating cash flows generated by

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Pre-Spin Transactions with Penn (Continued)

Hollywood Casino Baton Rouge and Hollywood Casino Perryville in excess of intercompany allocations such as the management fee agreement. As part of the Spin-Off, these amounts were forgiven.

14. Supplemental Disclosures of Cash Flow Information

        Prior to the Spin-Off, the Company's Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of the income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville's allocated share of federal income taxes was $9.4 million, $13.2 million and $15.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Their first federal income taxes payment directly to tax authorities will occur in early 2014. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $1.6 million, $2.8 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash paid for interest was $0.8 million for the year ended December 31, 2013 and no interest was paid for the years ended December 31, 2012 and 2011.

15. Subsequent Events

        In January 2014, the Company completed the acquisition of the real estate assets associated with the Casino Queen in East St. Louis, Illinois for $140 million. Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen's outstanding long-term debt obligations. GLPI leased the property back to Casino Queen on a triple net basis for approximately $14 million in rent per year. The initial lease term is 15 years, with an option to renew for four successive five year terms.

        Upon the declaration of the Purging Distribution, GLPI options and GLPI SARs were adjusted in a manner that preserved both the pre-distribution intrinsic value of the options and SARs and the pre-distribution ratio of the stock price to exercise price that existed immediately before the Purging Distribution. Additionally, upon declaration of the Purging Distribution, holders of GLPI PSUs were credited with the special dividend, which will accrue and be paid, if applicable, on the vesting date of the related PSU. Holders of GLPI restricted stock will be entitled to receive the special dividend with respect to such restricted stock on the same date or dates that the special dividend is payable on GLPI common stock to shareholders of GLPI generally.

        On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the

Gaming and Leisure Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Subsequent Events (Continued)

three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.

        Additionally, on February 18, 2014, the Company's Board of Directors declared its first quarterly dividend of $0.52 per common share payable on March 28, 2014 to shareholders of record on March 7, 2014.

        In the first quarter of 2014, the applicable margin for LIBOR loans and base rate loans was reduced to 1.50% and 0.50%, respectively, and the commitment fee rate on the unused portion of the commitments under the revolving facility was reduced to 0.25%.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

							Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed(2)
			Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition					Original Date of Construction / Renovation
Description	Location	Ownership Percentage	Land	Building/ Improvements	Total		Land	Building/ Improvements	Total(1)	Accumulated Depreciation		Date Acquired
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	100%	$15,251	$342,393	$357,644	$—	$15,251	$342,393	$357,644	$71,978	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	100%	4,937	98,379	103,316	—	4,937	98,379	103,316	44,796	1993/2002/2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	100%	19,214	101,104	120,318	—	19,214	101,104	120,318	33,380	1992/2003/2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	100%	—	6,462	6,462	—	—	6,462	6,462	3,411	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	100%	12,003	144,094	156,097	—	12,003	144,094	156,097	8,440	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	100%	38,240	188,543	226,783	62	38,266	188,579	226,845	8,629	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	100%	35,102	233,069	268,171	—	35,102	233,069	268,171	84,897	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	100%	25,500	161,810	187,310	—	25,500	161,810	187,310	41,299	2008/2010	11/1/2013	31
M Resort	Henderson, NV	100%	66,104	126,689	192,793	—	66,104	126,689	192,793	11,709	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	100%	12,883	84,257	97,140	—	12,883	84,257	97,140	16,621	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	100%	9,313	38,947	48,260	—	9,313	38,947	48,260	11,145	2005	11/1/2013	31
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	100%	59,388	87,352	146,740	—	59,388	87,352	146,740	32,897	1992/2006/2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	100%	23,468	143,301	166,769	—	23,468	143,301	166,769	38,387	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	100%	4,634	42,031	46,665	—	4,634	42,031	46,665	18,781	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	100%	3,423	63,083	66,506	—	3,423	63,083	66,506	30,720	1994/2006	11/1/2013	15
Argosy Casino Sioux City	Sioux City, IA	100%	3	11,920	11,923	—	3	11,920	11,923	11,148	1993/2004	11/1/2013	8
Hollywood Casino St. Louis	Maryland Heights, MO	100%	44,198	177,063	221,261	—	44,198	177,063	221,261	16,250	1997/2013	11/1/2013	13
Hollywood at Dayton Raceway	Dayton, OH	100%	3,211	—	3,211	—	3,211	—	3,211	—	N/A	11/1/2013	N/A
Hollywood at Mahoning Valley Race Track	Youngstown, OH	100%	5,683	—	5,683	—	5,683	—	5,683	—	N/A	11/1/2013	N/A

			$382,555	$2,050,497	$2,433,052	$62	$382,581	$2,050,533	$2,433,114	$484,488

(1)
The total cost for federal income tax purposes of the properties listed above was $2.44 billion.

(2)
Estimated useful lives range from 1 to 41 years.

Real Estate:
Balance at the beginning of the period	$—
Amounts contributed from Spin-Off	2,433,052
Improvements	62

Balance at the end of the year	$2,433,114

Accumulated Depreciation:
Balance at the beginning of the period	$—
Amounts contributed from Spin-Off	(469,666)
Depreciation expense	(14,822)

Balance at the end of the year	$(484,488)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        We currently rely on financial information and resources from Penn National Gaming, Inc. to manage certain aspects of our business and report our results under a transition services agreement. Since our Spin-Off from Penn National Gaming, Inc., we have added new corporate and oversight functions such as Board of Director and investor relations. Other than those noted above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for new public companies.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for in this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information called for in this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for in this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for in this item is hereby incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.  Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2013 and 2012

    Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

2.
Financial Statement Schedules:

    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2013 for GLPI.

3.
Exhibits, Including Those Incorporated by Reference.

    The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.
By:	/s/ PETER M. CARLINO Peter M. Carlino Chairman of the Board and Chief Executive Officer

Dated: March 25, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2014
/s/ WILLIAM J. CLIFFORD William J. Clifford	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	March 25, 2014
/s/ DAVID A. HANDLER David A. Handler	Director	March 25, 2014
/s/ E. SCOTT URDANG E. Scott Urdang	Director	March 25, 2014
/s/ JOSEPH W. MARSHALL Joseph W. Marshall	Director	March 25, 2014
/s/ WESLEY R. EDENS Wesley R. Edens	Director	March 25, 2014

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on November 7, 2013).
3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 15, 2013).
3.2	Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on October 15, 2013).
4.1
Indenture, dated as of October 30, 2013, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on November 1, 2013).
4.2
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 30, 2013, establishing the 2018 Notes and the 2023 Notes. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on November 1, 2013).
4.3
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 31, 2013, establishing the 2020 Notes. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on November 1, 2013).
4.4
Investor Rights Agreement by and among Gaming and Leisure Properties, Inc. and FIF V PFD LLC dated as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 5, 2013).
10.1
Registration Rights Agreement, dated as of October 30, 2013, by and among GLP Capital, L.P., GLP Financing II, Inc., Gaming and Leisure Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named therein, with respect to the 2018 Notes. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 1, 2013).
10.2
Registration Rights Agreement, dated as of October 30, 2013, by and among GLP Capital, L.P., GLP Financing II, Inc., Gaming and Leisure Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named therein, with respect to the 2023 Notes. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 1, 2013).
10.3
Registration Rights Agreement, dated as of October 31, 2013, by and among GLP Capital, L.P., GLP Financing II, Inc., Gaming and Leisure Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named therein, with respect to the 2020 Notes. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 1, 2013).
10.4
Credit Agreement, dated as of October 28, 2013, among GLP Capital, L.P., as successor-by-merger to GLP Financing, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 1, 2013).
10.5
Master Lease by and among GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 7, 2013).

Exhibit		Description of Exhibit
10.6		Tax Matters Agreement dated as of November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).
10.7
Transition Services Agreement dated November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 7, 2013).
10.8
Employee Matters Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).
10.9		Gaming and Leisure Properties, Inc. 2013 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form S-8 filed on October 31, 2013).
14.1		Code of Business Conduct. (Incorporated by reference to Exhibit 14.1 to the Company's current report on Form 8-K filed on October 15, 2013).
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
32.2	*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.