Form 10-Q
period 2014-03-31
Gaming & Leisure Properties, Inc.
filed 2014-05-12
CIK 1575965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of May 7, 2014
Common Stock, par value $.01 per share	112,132,334

Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. (“GLPI”) and subsidiaries (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements include information concerning the Company’s business strategy, plans, and goals and objectives.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                  the ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects, including GLPI’s ability to qualify as a real estate investment trust;

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

•                  GLPI’s duty to indemnify Penn National Gaming, Inc. and subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

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

•                  other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•                  additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

Certain of these factors and other factors, risks and uncertainties are discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net	$2,153,653	$2,010,303
Property and equipment, used in operations, net	141,886	139,121
Cash and cash equivalents	48,278	285,221
Prepaid expenses	7,667	5,983
Deferred income taxes	1,927	2,228
Other current assets	24,240	17,367
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $3,277 and $1,270 at March 31, 2014 and December 31, 2013, respectively	44,862	46,877
Loan receivable	41,000	—
Other assets	13,275	17,041
Total assets	$2,561,886	$2,609,239

Liabilities
Accounts payable	$24,594	$21,397
Accrued expenses	6,995	13,783
Accrued interest	42,869	18,055
Accrued salaries and wages	8,135	10,337
Gaming, property, and other taxes	23,764	18,789
Income taxes	5,889	17,256
Other current liabilities	14,585	12,911
Long-term debt	2,500,000	2,350,000
Deferred income taxes	3,083	4,282
Total liabilities	2,629,914	2,466,810

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 111,771,524 and 88,659,448 shares issued at March 31, 2014 and December 31, 2013, respectively)	1,118	887
Additional paid-in capital	862,588	3,651
Retained (deficit) earnings	(931,734)	137,891
Total shareholders’ (deficit) equity	(68,028)	142,429
Total liabilities and shareholders’ (deficit) equity	$2,561,886	$2,609,239

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Rental	$106,114	$—
Real estate taxes paid by tenants	11,998	—
Total rental revenue	118,112	—
Gaming	38,755	41,080
Food, beverage and other	2,831	3,215
Total revenues	159,698	44,295
Less promotional allowances	(1,370)	(1,646)
Net revenues	158,328	42,649
Operating expenses
Gaming	21,562	23,139
Food, beverage and other	2,546	2,767
Real estate taxes	12,423	406
General and administrative	20,941	5,939
Depreciation	26,522	3,588
Total operating expenses	83,994	35,839
Income from operations	74,334	6,810

Other income (expenses)
Interest expense	(28,974)	—
Interest income	546	—
Management fee	—	(1,280)
Total other expenses	(28,428)	(1,280)

Income from operations before income taxes	45,906	5,530
Income tax provision	1,594	2,316
Net income	$44,312	$3,214

Earnings per common share:
Basic earnings per common share	$0.40	$0.03
Diluted earnings per common share	$0.38	$0.03

Dividends paid per common share	$0.52	$—

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2013	88,659,448	$887	$3,651	$137,891	$142,429
Stock option activity	1,051,847	10	15,844	—	15,854
Restricted stock activity	80,408	1	(584)	—	(583)
Dividends paid, including purging distribution	21,979,821	220	843,677	(1,113,937)	(270,040)
Net income	—	—	—	44,312	44,312
Balance, March 31, 2014	111,771,524	$1,118	$862,588	$(931,734)	$(68,028)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Three months ended March 31,	2014	2013

Operating activities
Net income	$44,312	$3,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,522	3,588
Amortization of debt issuance costs	2,007	—
Losses (Gains) on sales of property	158	(28)
Deferred income taxes	(898)	128
Charge for stock-based compensation	1,951	—
(Increase) decrease,
Prepaid expenses and other current assets	(5,201)	(380)
Other assets	(273)	4
Increase (decrease),
Accounts payable	43	177
Accrued expenses	(6,788)	189
Accrued interest	24,814	—
Accrued salaries and wages	(2,202)	(510)
Gaming, pari-mutuel, property and other taxes	4,975	337
Income taxes	(11,367)	(10,541)
Other current and noncurrent liabilities	1,674	63
Net cash provided by (used in) operating activities	79,727	(3,759)
Investing activities
Capital project expenditures, net of reimbursements	(24,002)	(78)
Capital maintenance expenditures	(871)	(896)
Proceeds from sale of property and equipment	—	79
Increase in cash in escrow	(3,356)	—
Funding of loan receivable	(43,000)	—
Principal payments on loan receivable	2,000	—
Acquisition of real estate	(140,730)	—
Net cash used in investing activities	(209,959)	(895)
Financing activities
Net advances to Penn National Gaming, Inc.	—	7,280
Dividends paid	(270,040)	—
Proceeds from exercise of options	13,321	—
Proceeds from issuance of long-term debt	182,008	—
Payments of long-term debt	(32,000)	—
Net cash (used in) provided by financing activities	(106,711)	7,280
Net increase in cash and cash equivalents	(236,943)	2,626
Cash and cash equivalents at beginning of year	285,221	14,562
Cash and cash equivalents at end of year	$48,278	$17,188

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.              Organization and Operations

On November 15, 2012, Penn National Gaming, Inc. (“Penn”) announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded real estate investment trust (“REIT”), Gaming and Leisure Properties, Inc. (“GLPI”) (the “Spin-Off”).

GLPI and subsidiaries (the “Company”) was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties,” in a tax-free distribution. The Company intends to elect on its United States (“U.S.”) federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a “taxable REIT subsidiary” (a “TRS”) effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a “triple-net” operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the “Master Lease”), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

Prior to the Spin-Off, GLPI and Penn entered into a Separation and Distribution Agreement setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of Penn and GLPI. Penn and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and Penn after the Spin-Off.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of March 31, 2014, GLPI’s portfolio consisted of 22 gaming and related facilities, which included the TRS Properties, the real property associated with 19 gaming and related facilities of Penn (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio), and the real property associated with the Casino Queen in East St. Louis, Illinois, that was acquired in January 2014.  These facilities are geographically diversified across 13 states. GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the “Purging Distribution”). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock.  See Note 8 for further details.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 (our “Annual Report”) should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

2.              Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Long-term Debt

The fair value of the senior notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820 “Fair Value Measurements and Disclosures.”

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,278	$48,278	$285,221	$285,221
Financial liabilities:
Long-term debt
Senior unsecured credit facility	450,000	441,000	300,000	294,750
Senior notes	2,050,000	2,114,250	2,050,000	2,058,750

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three months ended March 31, 2014 and 2013, and comprehensive income for the three months ended March 31, 2014 and 2013 was equivalent to net income for those time periods.

Revenue Recognition and Promotional Allowances

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Contingent rental income is recognized once the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant. For facilities being jointly developed with the tenant, the Company retains control of the assets to be leased until operations commence and control is transferred to the tenant.

As of March 31, 2014, all but three of the Company’s properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease.

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

Additionally, in accordance with ASC 605, “Revenue Recognition,” the Company records revenue for the real estate taxes paid by its tenants on the leased properties under the Master Lease with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor under the Master Lease.

Gaming revenue generated by the TRS Properties mainly consists of video lottery gaming revenue, and to a lesser extent, table game and poker revenue. Video lottery gaming revenue is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Video lottery	$33,381	$37,352
Table game	4,940	3,448
Poker	434	280
Total gaming revenue, net of cash incentives	$38,755	$41,080

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Food and beverage	$1,361	$1,517
Other	9	129
Total promotional allowances	$1,370	$1,646

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Food and beverage	$716	$713
Other	3	69
Total cost of complimentary services	$719	$782

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. At Hollywood Casino Baton Rouge, the gaming admission tax is based on graduated tax rates. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three months ended March 31, 2014 and 2013, these expenses, which are recorded within gaming expense in the condensed consolidated statements of income, totaled $17.3 million, and $18.7 million, respectively.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options and unvested restricted shares. Basic and diluted EPS for the three months ended March 31, 2013 were retroactively restated for the number of GLPI basic and diluted shares outstanding immediately following the Spin-Off and to include the shares issued as part of the Purge Distribution.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2014 and 2013 (in thousands):

Three months ended March 31,	2014	2013

Determination of shares:
Weighted-average common shares outstanding	111,198	110,582
Assumed conversion of dilutive employee stock-based awards	6,282	4,703
Assumed conversion of restricted stock	370	318
Diluted weighted-average common shares outstanding	117,850	115,603

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2014 and 2013:

Three months ended March 31,	2014	2013
	(in thousands, expect per share data)
Calculation of basic EPS:
Net income	$44,312	$3,214
Less: Net income allocated to participating securities	(175)	(12)
Net income attributable to common shareholders	$44,137	$3,202
Weighted-average common shares outstanding	111,198	110,582
Basic EPS	$0.40	$0.03

Calculation of diluted EPS:
Net income	$44,312	$3,214
Diluted weighted-average common shares outstanding	117,850	115,603
Diluted EPS	$0.38	$0.03

There were no outstanding options to purchase shares of common stock during the three months ended March 31, 2014 and 2013 that were not included in the computation of diluted EPS because they were antidilutive.

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation - Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value for stock options is estimated at the date of grant using the Black-Scholes option- pricing model. There were no stock option grants awarded in the first quarter 2014.

Additionally, the cash-settled phantom stock units (“PSU”) entitle employees to receive cash based on the fair value of the Company’s common stock on the vesting date. These PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation-Stock Compensation, Awards Classified as Liabilities.”

In addition, the Company’s stock appreciation rights (“SAR”) are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model.

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

The adjusted options and SARs, as well as the restricted stock awards and PSUs, otherwise remain subject to their original terms, except that for purposes of the adjusted Penn awards (including in determining exercisability and the post-termination exercise period), continued service with GLPI following the distribution date shall be deemed continued service with Penn.

As of March 31, 2014, there was $5.8 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 1.47 years. For the three months ended March 31, 2014, the Company recognized $1.4 million of compensation expense associated with these awards. In addition, the Company also recognized $3.3 million of compensation expense for the three months ended March 31, 2014, relating to the first quarter $.52 dividend paid on vested employee stock options.

As of March 31, 2014, there was $6.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 3.28 years. For the three months ended March 31, 2014, the Company recognized $0.6 million of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2014.

Number of Award Shares
Outstanding at December 31, 2013	419,067
E&P Purge	106,261
Granted	64,279
Released	(110,714)
Canceled	(37,274)
Outstanding at March 31, 2014	441,619

In addition, there was $8.1 million of total unrecognized compensation cost at March 31, 2014, which will be recognized over the awards remaining weighted average vesting period of 2.37 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the three months ended March 31, 2014, the Company recognized $0.4 million of compensation expense associated with these awards. In addition, the Company also recognized $0.4 million for the three months ended March 31, 2014, relating to the purge distribution dividend and the first quarter $.52 dividend paid on unvested PSUs.

Additionally, there was $0.3 million of total unrecognized compensation cost at March 31, 2014, which will be recognized over the grants remaining weighted average vesting period of 1.62 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI. For the three months ended March 31, 2014, the Company recognized $21 thousand of compensation expense associated with these awards.

Upon the declaration of the Purging Distribution, GLPI options and GLPI SARs were adjusted in a manner that preserved both the pre-distribution intrinsic value of the options and SARs and the pre-distribution ratio of the stock price to exercise price that existed immediately before the Purging Distribution. Additionally, upon declaration of the Purging Distribution, holders of GLPI PSUs were credited with the special dividend, which will accrue and be paid, if applicable, on the vesting date of the related PSU. Holders of GLPI restricted stock were entitled to receive the special dividend with respect to such restricted stock on the same date or dates that the special dividend was payable on GLPI common stock to shareholders of GLPI generally.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) (“GLP Capital”) and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 9 for further information with respect to the Company’s segments.

3.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of March 31, 2014, the balance of this loan was $41 million, due to principal and interest payments made.  GLPI leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease and will result in approximately $14 million in annual rent.  The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

4.              Real Estate Investments

Real estate investments, net, represents investments in 20 properties and is summarized as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Land and improvements	$453,141	$382,581
Building and improvements	2,120,663	2,050,533
Construction in progress	87,323	61,677
Total real estate investments	2,661,127	2,494,791
Less accumulated depreciation	(507,474)	(484,488)
Real estate investments, net	$2,153,653	$2,010,303

Construction in progress primarily represents two development projects which the Company is responsible for the real estate construction costs, namely Hollywood at Dayton Raceway and Hollywood at Mahoning Valley Race Track which Penn anticipates opening in the fall of 2014.  The Company acquired the real estate of Casino Queen for $140.7 million in January 2014.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS:

	March 31,	December 31,
	2014	2013
	(in thousands)

Land and improvements	$31,635	$27,586
Building and improvements	116,267	115,888
Furniture, fixtures, and equipment	102,740	101,288
Construction in progress	504	203
Total property and equipment	251,146	244,965
Less accumulated depreciation	(109,260)	(105,844)
Property and equipment, net	$141,886	$139,121

6.              Long-term Debt

Long-term debt is as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Senior unsecured credit facility	$450,000	$300,000
$550 million 4.375% senior notes due November 2018	550,000	550,000
$1,000 million 4.875% senior notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior notes due November 2023	500,000	500,000
	$2,500,000	$2,350,000

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2014 (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	1,000,000
Thereafter	1,500,000
Total minimum payments	$2,500,000

The Company participates in a $1,000.0 million senior unsecured credit facility (the “Credit Facility”), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At March 31, 2014, the Credit Facility had a gross outstanding balance of $450 million, consisting of the $300 million Term Loan A facility and $150 million of borrowings under the revolving credit facility. As of March 31, 2014, $550 million remained available under the Credit Facility.

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

The Notes contain covenants limiting the Company’s ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2014, the Company was in compliance with all required covenants.

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

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

8.              Dividends

On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock or not making an election received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.  In addition, cash distributions were made to GLPI and Penn employee restricted stock award holders in the amount of $1 million for the purging distribution.  GLPI and Penn have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009-14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request may affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014.

Additionally, on February 18, 2014, the Company’s Board of Directors declared its first quarterly dividend of $0.52 per common share, which was paid on March 28, 2014, in the amount of $58 million, to shareholders of record on March 7, 2014. In addition, dividend payments were made to GLPI restricted stock award holders in the amount of $1.0 million.

9.              Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
	(in thousands)
For the three months ended March 31, 2014
Net revenues	$118,112	$40,216	$—	$158,328
Income from operations	67,871	6,463	—	74,334
Interest, net	28,428	2,601	(2,601)	28,428
Income from operations before income taxes	42,044	3,862	—	45,906
Income tax provision	—	1,594	—	1,594
Net income	42,044	2,268	—	44,312
Depreciation	23,441	3,081	—	26,522
Capital project expenditures, net of reimbursements	24,002	—	—	24,002
Capital maintenance expenditures	—	871	—	871

For the three months ended March 31, 2013
Net revenues	$—	$42,649	$—	$42,649
Income from operations	—	6,810	—	6,810
Income from operations before income taxes	—	5,530	—	5,530
Income tax provision	—	2,316	—	2,316
Net income	—	3,214	—	3,214
Depreciation	—	3,588	—	3,588
Capital project expenditures, net of reimbursements	—	78	—	78
Capital maintenance expenditures	—	896	—	896

Balance sheet at March 31,2014
Total assets	$2,324,839	$237,047	—	$2,561,886

Balance sheet at December 31, 2013
Total assets	$2,379,243	$229,996	—	$2,609,239

(1)         GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)         Amounts in the “Eliminations” column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

10.  Pre-Spin Transactions with Penn

Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $1.3 million for the three months ended March 31, 2013. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

11.  Supplemental Disclosures of Cash Flow Information

Prior to the Spin-Off, the Company’s Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of the income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville’s allocated share of federal income taxes was $1.8 million for the three months ended March 31, 2013. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made federal income tax payments directly to tax authorities of $1.4 million for the three months ended March 31, 2014. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $0.9 million for the three months ended March 31, 2014 and no payments for the three months ended March 31, 2013. In addition, GLPI, prior to qualifying for REIT status, was subjected to corporate federal and state income taxes. The Company paid federal income tax directly to tax authorities of $10.1 million for the three months ended March 31, 2014. The Company also paid state income tax payments of $1.4 million directly to the state authorities for the three months ended March 31, 2014. Cash paid for interest was $2.1 million for the three months ended March 31, 2014 and no interest was paid for the three months ended March 31, 2013.

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

The Company was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties,” in a tax-free distribution. We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a “taxable REIT subsidiary” effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease, and GLPI also owns and operates the TRS Properties through an indirect, wholly-owned subsidiary,GLP Holding, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

Prior to the Spin-Off, GLPI and Penn entered into a Separation and Distribution Agreement setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of Penn and GLPI. Penn and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and Penn after the Spin-Off.

GLPI’s primary business consists of acquiring, financing and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of March 31, 2014, GLPI’s portfolio consisted of 22 gaming and related facilities, which included the TRS Properties, the real property associated with 19 gaming and related facilities of Penn (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio), and the real property associated with the Casino Queen acquired in January 2014.  These facilities are geographically diversified across 13 states.

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Gaming and Leisure Properties, Inc. (“GLPI”) and Penn National Gaming, Inc. (“Penn”) have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009-14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request may affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014. See Note 8 for further details.

As of March 31, 2014, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a “triple-net” operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 605, “Revenue Recognition” (“ASC 605”), the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company believes it is the primary obligor.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $158.3 million and $74.3 million, respectively, for the three months ended March 31, 2014 compared to $42.6 million and $6.8 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, were:

•                  Rental revenue of $118.1 million for the three months ended March 31, 2014 and zero for the three months ended March 31, 2013 as we had not yet entered into a lease with Penn.

•                  Increased depreciation expense of $22.9 million for the three months ended March 31, 2014, compared to the corresponding period in the prior year, primarily due to the real property assets transferred to GLPI as part of the Spin-Off.

•                  Interest expense of $29 million for the three months ended March 31, 2014 related to our fixed and variable rate borrowings entered into in connection with the Spin-Off.

•                  Increased General and Administrative expenses of $15.0 million for the three months ended March 31, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $14.8 million for the three months ended March 31, 2014, which included compensation expense of $3.2 million,  stock based compensation charges of $6.1 million, legal expenses of $1.0 million, rent expense for those leases assigned to GLPI as part of the Spin-Off for $0.7 million, and transition services fees of $0.8 million for the three months ended March 31, 2014.

•                  Net income increased by $41.1 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or will have an impact on us by segments:

GLP Capital

•                  In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. The new Mahoning Valley facility, which will be a thoroughbred track and feature approximately 850 video lottery terminals, will be located on 193 acres in Mahoning Valley’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature approximately 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. We expect both facilities to open in the fall of 2014. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley and Dayton facilities, respectively, of which $35.5 million and $39.1 million have been incurred through March 31, 2014. Penn expects to open these facilities in the fall of 2014 at which time these two facilities will be added to the Master Lease.

•                  In April, Iowa Racing and Gaming Commission ruled that Argosy Casino Sioux City must cease operations by July 1, 2014, which will result in reduced rental revenue in the amount of $3.1 million in the second half of 2014.

•                  On December 9, 2013, GLPI announced that it had entered into an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The casino and adjacent land cover approximately 78 acres and include a 157 room hotel and a 38,000 square foot casino. The transaction closed in January 2014. See Note 3 to the condensed consolidated financial statements for further details.

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

•                  In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, table games were opened on March 5, 2013 and the tax rate will decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The proposed $925 million casino, which can not open until the earlier of July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact Hollywood Casino Perryville’s financial results.

•                  A new riverboat casino and hotel in Baton Rouge, Louisiana, L’Auberge, opened on September 1, 2012.  The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three months ended March 31, 2014.

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

•                  The successful execution of the development and construction activities currently underway at the two Ohio properties, as well as the risks associated with the costs, regulatory approval and timing of these activities.

•                  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
Rental	$106,114	$—
Real estate taxes paid by tenants	11,998	—
Total rental revenue	118,112	—
Gaming	38,755	41,080
Food, beverage and other	2,831	3,215
Total revenues	159,698	44,295
Less promotional allowances	(1,370)	(1,646)
Net revenues	158,328	42,649
Operating expenses
Gaming	21,562	23,139
Food, beverage and other	2,546	2,767
Real estate taxes	12,423	406
General and administrative	20,941	5,939
Depreciation	26,522	3,588
Total operating expenses	83,994	35,839
Income from operations	$74,334	$6,810

Certain information regarding our results of operations by segment for the three months ended March 31, 2014 and 2013 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2014	2013	2014	2013
	(in thousands)

GLP Capital	$118,112	$—	$67,871	$—
TRS Properties	40,216	42,649	6,463	6,810
Total	$158,328	$42,649	$74,334	$6,810

Adjusted EBITDA, FFO and AFFO

Adjusted EBITDA, Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance. The Company believes Adjusted EBITDA, FFO, and AFFO provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization and other depreciation expense reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, and gains (or losses) from sales of property, management fees, and stock based compensation expense.

Adjusted EBITDA, FFO, and AFFO are not recognized terms under GAAP. Because certain companies do not calculate Adjusted EBITDA, FFO and AFFO in the same way and certain other companies may not perform such calculation, those measures as used by other companies may not be consistent with the way the Company calculates such measures and should not be considered as alternative measures of operating profit or net income. The Company’s presentation of these measures does not replace the presentation of the Company’s financial results in accordance with GAAP.

The reconciliation of the Company’s net income per GAAP to Adjusted EBITDA, FFO and AFFO for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income	$44,312	$3,214
Real estate depreciation	23,441	—
Gains (losses) from sales of property	158	(28)
Funds from operations	$67,911	$3,186
Other depreciation	3,081	3,588
Debt issuance cost amortization	2,007	—
Stock based compensation	1,951	—
Maintenance CAPEX	(871)	(896)
Adjusted funds from operations	$74,079	$5,878
Interest, net	28,428	—
Management fees	—	1,280
Taxes on income	1,594	2,316
Maintenance CAPEX	871	896
Debt issuance cost amortization	(2,007)	—
Adjusted EBITDA	$102,965	$10,370

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2014 and 2013 is as follows:

	GLP Capital (1)	TRS Properties
Three Months Ended March 31,	2014	2014	2013
	(in thousands)
Net income	$42,044	$2,268	$3,214
Real estate depreciation	23,441	—	—
Losses (gains) from sales of property	—	158	(28)
Funds from operations	$65,485	$2,426	$3,186
Other depreciation	—	3,081	3,588
Debt issuance costs amortization	2,007	—	—
Stock based compensation	1,951	—	—
Maintenance CAPEX	—	(871)	(896)
Adjusted funds from operations	$69,443	$4,636	$5,878
Interest, net	25,827	2,601	—
Management fees	—	—	1,280
Taxes on income	—	1,594	2,316
Maintenance CAPEX	—	871	896
Debt issuance costs amortization	(2,007)	—	—
Adjusted EBITDA	$93,263	$9,702	$10,370

(1)                                 GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $65.5 million, $69.4 million and $93.3 million, respectively, for the three months ended March 31, 2014.

Net income for our TRS Properties segment decreased by $0.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to additional competition, which negatively impacted Hollywood Casino Baton Rouge, namely the opening of the new L’Auberge riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012.  FFO for our TRS Properties segment decreased by $0.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the decrease in net income described above.  AFFO for our TRS Properties segment decreased by $1.2 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the decrease described above as well as a $0.5 million decrease in depreciation at Hollywood Casino Perryville, due to certain equipment purchased at opening, now  being fully depreciated.  Adjusted EBITDA for our TRS Properties segment decreased by $0.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the decrease described above.

Revenues

Revenues for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Total rental revenue	$118,112	$—	$118,112	N/A
Gaming	38,755	41,080	(2,325)	-5.7%
Food, beverage and other	2,831	3,215	(384)	-11.9%
Revenues	159,698	44,295	115,403	260.5%
Less promotional allowances	(1,370)	(1,646)	276	-16.8%
Net revenues	$158,328	$42,649	$115,679	271.2%

Total rental revenue

For the three months ended March 31, 2014, rental income was $118.1 million for our GLP Capital segment, which included $12 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense as the Company believes it is the primary obligor.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $2.3 million, or 5.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to decreased gaming revenue at Hollywood Casino Baton Rouge of $2.6 million from the impact of L’Auberge riverboat casino and hotel in Baton Rouge, Louisiana opening on September 1, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Gaming	$21,562	$23,139	$(1,577)	-6.8%
Food, beverage and other	2,546	2,767	(221)	-8.0%
Real estate taxes	12,423	406	12,017	2959.9%
General and administrative	20,941	5,939	15,002	252.6%
Depreciation	26,522	3,588	22,934	639.2%
Total operating expenses	$83,994	$35,839	$48,155	134.4%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $1.6 million, or 6.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a $0.8 million decrease in gaming taxes resulting from decreased taxable gaming revenue at Hollywood Casino Baton Rouge and a $0.6 million slot tax reduction due to implementation of table games at Hollywood Casino Perryville.

Real estate taxes

Real estate taxes increased by $12 million, or 2959.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the real estate taxes paid by our tenants on the leased properties in our GLP Capital segment. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

General and administrative expense

General and administrative costs include items such as compensation costs (including stock based compensation awards), professional services, rent expense and costs associated with development activities. In addition, Penn provides GLPI with certain administrative and support services on a transitional basis pursuant to the Transition Services

Agreement. The fees charged to GLPI for Transition Services furnished pursuant to this agreement are determined based on fixed percentages of Penn’s internal costs which percentages are intended to approximate the actual cost incurred by Penn in providing the Transition Services to GLPI for the relevant period. Under the Transition Services Agreement, Penn will provide these services for a period of up to two years, unless terminated sooner by GLPI.

General and administrative expenses increased by $15 million, or 252.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily resulting from general and administrative expenses for our GLP Capital segment of $14.8 million for the three months ended March 31, 2014, which included compensation expense of $3.2 million,  stock based compensation charges of $6.1 million, legal expenses of $1 million, rent expense for those leases assigned to GLPI as part of the Spin-Off for $0.7 million, and transition services fees of $0.8 million for the three months ended March 31, 2014.

Depreciation expense

Depreciation expense increased by $22.9 million, or 639.2%, to $26.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the real property assets transferred to GLPI as part of the Spin-Off in our GLP Capital segment.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Interest expense	$(28,974)	$—	$(28,974)	N/A
Interest income	546	—	546	N/A
Management fee	—	(1,280)	1,280	-100.0%
Total operating expenses	$(28,428)	$(1,280)	$(27,148)	2120.9%

Interest expense

For the three months ended March 31, 2014, interest expense was $29 million related to our fixed and variable rate borrowings.

Management fee

Management fees decreased by $1.3 million, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 3.5% for the three months ended March 31, 2014, as compared to 41.9% for the three months ended March 31, 2013, primarily due to the Company intending to elect to be taxed as a REIT for our taxable year beginning on January 1, 2014.  As a REIT, we will no longer be required to pay federal corporate income tax on earnings from operation of the REIT that are distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $79.7 million during the three months ended March 31, 2014, while $3.8 million in net cash was used during the three months ended March 31, 2013. The increase in net cash provided by operating activities of $83.5 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $116.9 million, an increase in cash paid to suppliers and vendors of $22.5 million, an increase in cash paid to employees of $9.5 million, and a net decrease of $0.8 million related to cash paid for taxes and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off, all of which were partially offset by an increase in cash paid for interest of $2.1 million. The increase in cash receipts collected from our customers/tenants for the three months ended March 31, 2014 compared to the corresponding period in the prior year was primarily due to three months of rental income of $118.1 million partially offset by a decrease of $2.4 million in our TRS properties’ net revenues due to the impact of new competition previously mentioned in their respective markets.

Net cash used in investing activities totaled $210.0 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in net cash used in investing activities of $209.1 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year was primarily due to a $140.7 million dollar payment associated with the Casino Queen asset acquisition along with the  $43 million, five year term loan  to Casino Queen, less $2 million of principal payments for the quarter ended March 31, 2014, as well as  increased capital expenditures of $23.9 million primarily related to construction spend at the two facilities under development in Ohio.

Financing activities used net cash of $106.7 million during the three months ended March 31, 2014 and provided cash of $7.3 million during the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 included dividend payments of $270.0 million, partially offset by net proceeds from the issuance of long-term debt, net of repayments of long-term debt of $150 million.

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

Capital expenditures totaled $24.0 million for the three months ended March 31, 2014 and primarily consisted of $9.6 million and $12.9 million for the real estate related construction costs of the Mahoning Valley facility and the Dayton facility, respectively.

In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. The new Mahoning Valley facility, which will be a thoroughbred track and feature approximately 850 video lottery terminals, will be located on 193 acres in Mahoning Valley’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature approximately 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. We expect both facilities to open in the fall of 2014. Upon the opening of the new facilities, both will be added to the Master Lease. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs, which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley and Dayton facilities, respectively, of which $35.5 million and $39.0 million have been incurred through March 31, 2014.

During the three months ended March 31, 2014, we spent approximately $0.9 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

The Company participates in a $1,000.0 million senior unsecured credit facility (the “Credit Facility”), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At March 31, 2014, the Credit Facility had a gross outstanding balance of $450 million, consisting of the $300 million Term Loan A facility and $150 million of borrowings under the revolving credit facility. As of March 31, 2014, $550 million remained available under the Credit Facility.

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

The Notes contain covenants limiting the Company’s ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2014, the Company was in compliance with all required covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,500.0 million at March 31, 2014. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturing dates ranging from four to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2014.

	04/01/14 - 03/31/15	04/01/15 - 03/31/16	04/01/16 - 03/31/17	04/01/17 - 03/31/18	04/01/18 - 03/31/19	Thereafter	Total	Fair Value 03/31/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$550,000	$1,500,000	$2,050,000	$2,114,250
Average interest rate					4.38%	5.04%

Variable rate	$—	$—	$—	$—	$450,000	$—	$450,000	$441,000
Average interest rate (1)					4.64%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 7: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, “Item 1A. Risk Factors,” of our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended March 31, 2014.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	First Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2014 and 2013and (v) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed or furnished, as applicable, herewith

**                                  Pursuant to applicable securities law and regulations, the interactive data file is deemed not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

May 12, 2014	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	First Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC.

31.1	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Pursuant to applicable securities law and regulations, the interactive data file is deemed not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.