Form 10-Q
period 2014-06-30
Gaming & Leisure Properties, Inc.
filed 2014-08-01
CIK 1575965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 22, 2014
Common Stock, par value $.01 per share	112,338,317

Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. (“GLPI”) and its subsidiaries (collectively, the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements include information concerning the Company’s business strategy, plans, and goals and objectives.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•                  the ability to receive, or delays in obtaining, the regulatory approvals required to own, develop and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects, including our ability to identify and reach definitive agreements with a third party operator for our planned acquisition of The Meadows Racetrack and Casino;

•                  there being no need for any further dividend of historical accumulated earnings and profits in order to qualify as a real estate investment trust (“REIT”) for the fiscal year ending December 31, 2014;

•                  our ability to qualify as a REIT, given the highly technical and complex Code provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT qualification and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

•                  the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its intended election of REIT status;

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

•                  GLPI’s duty to indemnify Penn National Gaming, Inc. and its subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net	$2,178,613	$2,010,303
Property and equipment, used in operations, net	139,010	139,121
Cash and cash equivalents	41,679	285,221
Prepaid expenses	4,779	5,983
Deferred income taxes	1,933	2,228
Other current assets	37,087	17,367
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $5,288 and $1,270 at June 30, 2014 and December 31, 2013, respectively	43,165	46,877
Loan receivable	36,000	—
Other assets	14,313	17,041
Total assets	$2,581,677	$2,609,239

Liabilities
Accounts payable	$49,074	$21,397
Accrued expenses	7,423	13,783
Accrued interest	17,490	18,055
Accrued salaries and wages	10,441	10,337
Gaming, property, and other taxes	26,759	18,789
Income taxes	—	17,256
Other current liabilities	15,344	12,911
Long-term debt	2,526,000	2,350,000
Deferred income taxes	2,068	4,282
Total liabilities	2,654,599	2,466,810

Shareholders’ (deficit) equity

Common stock ($.01 par value, 550,000,000 shares authorized, 112,274,380 and 88,659,448 shares issued at June 30, 2014 and December 31, 2013, respectively)	1,123	887
Additional paid-in capital	869,861	3,651
Retained (deficit) earnings	(943,906)	137,891
Total shareholders’ (deficit) equity	(72,922)	142,429
Total liabilities and shareholders’ (deficit) equity	$2,581,677	$2,609,239

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Rental	$107,298	$—	$213,412	$—
Real estate taxes paid by tenants	12,446	—	24,444	—
Total rental revenue	119,744	—	237,856	—
Gaming	39,449	44,299	78,204	85,379
Food, beverage and other	3,088	3,374	5,919	6,589
Total revenues	162,281	47,673	321,979	91,968
Less promotional allowances	(1,495)	(1,601)	(2,865)	(3,247)
Net revenues	160,786	46,072	319,114	88,721

Operating expenses
Gaming	22,167	24,342	43,729	47,481
Food, beverage and other	2,509	2,783	5,055	5,550
Real estate taxes	12,856	406	25,279	812
General and administrative	19,531	5,824	40,472	11,763
Depreciation	26,349	3,627	52,871	7,215
Total operating expenses	83,412	36,982	167,406	72,821
Income from operations	77,374	9,090	151,708	15,900

Other income (expenses)
Interest expense	(29,108)	—	(58,082)	—
Interest income	668	1	1,214	1
Management fee	—	(1,381)		(2,661)
Total other expenses	(28,440)	(1,380)	(56,868)	(2,660)

Income before income taxes	48,934	7,710	94,840	13,240
Income tax provision	1,922	3,011	3,516	5,327
Net income	$47,012	$4,699	$91,324	$7,913

Earnings per common share:
Basic earnings per common share	$0.42	$0.04	$0.82	$0.07
Diluted earnings per common share	$0.40	$0.04	$0.78	$0.07

Dividends paid per common share	$0.52	$—	$1.04	$—

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, December 31, 2013	88,659,448	$887	$3,651	$137,891	$142,429
Stock option activity	1,478,489	14	23,242	—	23,256
Restricted stock activity	156,622	2	(709)	—	(707)
Dividends paid, including purging distribution	21,979,821	220	843,677	(1,173,121)	(329,224)
Net income	—	—	—	91,324	91,324
Balance, June 30, 2014	112,274,380	$1,123	$869,861	$(943,906)	$(72,922)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Six months ended June 30,	2014	2013

Operating activities
Net income	$91,324	$7,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,871	7,215
Amortization of debt issuance costs	4,018	—
Losses (Gains) on sales of property	159	(30)
Deferred income taxes	(1,919)	(373)
Charge for stock-based compensation	5,087	—
(Increase) decrease,
Prepaid expenses and other current assets	(17,296)	(247)
Other assets	(1,309)	6
Increase (decrease),
Accounts payable	8,183	135
Accrued expenses	(6,360)	270
Accrued interest	(565)	—
Accrued salaries and wages	104	(986)
Gaming, pari-mutuel, property and other taxes	7,970	—
Income taxes	(18,476)	(7,832)
Other current and noncurrent liabilities	2,430	361
Net cash provided by operating activities	126,221	6,432
Investing activities
Capital project expenditures, net of reimbursements	(55,504)	(554)
Capital maintenance expenditures	(1,468)	(1,744)
Proceeds from sale of property and equipment	6	81
Funding of loan receivable	(43,000)	—
Principal payments on loan receivable	7,000	—
Acquisition of real estate	(140,730)	—
Net cash used in investing activities	(233,696)	(2,217)
Financing activities
Net advances to Penn National Gaming, Inc.	—	(377)
Dividends paid	(329,224)	—
Proceeds from exercise of options	17,463	—
Proceeds from issuance of long-term debt	208,000	—
Financing costs	(306)	—
Payments of long-term debt	(32,000)	—
Net cash used in financing activities	(136,067)	(377)
Net increase in cash and cash equivalents	(243,542)	3,838
Cash and cash equivalents at beginning of year	285,221	14,562
Cash and cash equivalents at end of year	$41,679	$18,400

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

GLPI (together with its subsidiaries, the “Company”) was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties,” in a tax-free distribution. The Company intends to elect on its United States (“U.S.”) federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a “taxable REIT subsidiary” (a “TRS”) effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a “triple-net” operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the “Master Lease”), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of June 30, 2014, GLPI’s portfolio consisted of 22 gaming and related facilities, which included the TRS Properties, the real property associated with 19 gaming and related facilities operated by Penn (including two properties under development in Ohio, Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course), and the real property associated with the Casino Queen in East St. Louis, Illinois, that was acquired in January 2014.  These facilities are geographically diversified across 13 states. GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the “Purging Distribution”). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock.  See Note 9 for further details.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 (our “Annual Report”) should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

2.    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014 -08”). This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, only disposals representing a strategic shift that will have a major effect on operations and financial results should be presented as discontinued operations.  ASU 2014 -08 is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

3.              Summary of Significant Accounting Policies

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

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under Accounting Standards Code (“ASC”) 820 “Fair Value Measurements and Disclosures.”

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,679	$41,679	$285,221	$285,221
Financial liabilities:
Long-term debt
Senior unsecured credit facility	476,000	459,340	300,000	294,750
Senior notes	2,050,000	2,115,500	2,050,000	2,058,750

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three and six months ended June 30, 2014 and 2013, and comprehensive income for the three months ended June 30, 2014 and 2013 was equivalent to net income for those time periods.

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

As of June 30, 2014, all but three of the Company’s properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Video lottery	$33,651	$37,697	$67,032	$75,049
Table game	5,350	5,562	10,290	9,010
Poker	448	1,040	882	1,320
Total gaming revenue, net of cash incentives	$39,449	$44,299	$78,204	$85,379

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Food and beverage	$1,484	$1,588	$2,845	$3,105
Other	11	13	20	142
Total promotional allowances	$1,495	$1,601	$2,865	$3,247

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Food and beverage	$720	$746	$1,437	$1,459
Other	4	6	7	75
Total cost of complimentary services	$724	$752	$1,444	$1,534

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. At Hollywood Casino Baton Rouge, the gaming admission tax is based on graduated tax rates. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three and six months ended June 30, 2014, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $17.9 million and $35.2 million, respectively, as compared to $19.6 million and $38.3 million for the three and six months ended June 30, 2013, respectively.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. Basic and diluted EPS for the three and six months ended June 30, 2013 were retroactively restated for the number of GLPI basic and diluted shares outstanding immediately following the Spin-Off and to include the shares issued as part of the purging distribution dividend paid to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (“the Purging Distribution”).

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	111,921	110,582	111,561	110,582
Assumed conversion of dilutive employee stock-based awards	5,579	4,703	5,922	4,703
Assumed conversion of restricted stock	157	318	261	318
Assumed conversion of performance-based restricted stock awards	74	—	40	—
Diluted weighted-average common shares outstanding	117,731	115,603	117,784	115,603

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, expect per share data)
Calculation of basic EPS:
Net income	$47,012	$4,699	$91,324	$7,913
Less: Net income allocated to participating securities	(194)	(18)	(378)	(30)
Net income attributable to common shareholders	$46,818	$4,681	$90,946	$7,883
Weighted-average common shares outstanding	111,921	110,582	111,561	110,582
Basic EPS	$0.42	$0.04	$0.82	$0.07

Calculation of diluted EPS:
Net income	$47,012	$4,699	$91,324	$7,913
Diluted weighted-average common shares outstanding	117,731	115,603	117,784	115,603
Diluted EPS	$0.40	$0.04	$0.78	$0.07

Options to purchase 109,714 shares were outstanding during the three months ended June 30, 2014, but were not included in the computation of diluted EPS because of being antidilutive.  There were no outstanding options to purchase shares of common stock during the six months ended June 30, 2014 and three and six months ended June 30, 2013 that were not included in the computation of diluted EPS because of being antidilutive.

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

The adjusted options and SARs, as well as the restricted stock awards and PSUs, otherwise remain subject to their original terms, except that for purposes of the adjusted Penn awards (including in determining exercisability and the post-termination exercise period), continued service with GLPI following the distribution date shall be deemed continued service with Penn.  The unrecognized compensation relating to both Penn and GLPI’s stock options and restricted stock awards held by GLPI employees will be amortized to expense over the awards’ remaining vesting periods.

As of June 30, 2014, there was $5.0 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 1.27 years. For the three and six months ended June 30, 2014, the Company recognized $1.4 million and $2.8 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $3.2 million and $6.5 million of compensation expense for the three and six months ended June 30, 2014, relating to each of the first and second quarter $.52 per share dividends paid on vested employee stock options.

As of June 30, 2014, there was $14.9 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 2.75 years. For the three and six months ended June 30, 2014 and 2013, the Company recognized $0.9 million and $1.5 million, respectively of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the six months ended June 30, 2014.

Number of Award Shares

Outstanding at December 31, 2013	419,067
E&P Purge	106,261
Granted	232,891
Released	(237,304)
Canceled	(59,018)
Outstanding at June 30, 2014	461,897

On April 25, 2014, the Company awarded market performance-based restricted stock awards with a three-year cliff vesting. The amount of restricted shares vested at the end of the three-year period will be determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index.  The Company utilized a third party valuation firm to measure the fair value of the awards at grant date using the Monte Carlo model. As of June 30, 2014, there was $11.4 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.82 years for performance-based restricted stock awards.  For the three and six months ended June 30, 2104, the Company recognized $0.7 million of compensation expense associated with these awards.

As of June 30, 2014, there was $7.1 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.14 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the three and six months ended June 30, 2014, the Company recognized $0.7 million and $1.1 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $0.1 million and $0.5 million for the three and six months ended June 30, 2014, respectively relating to the purging distribution dividend and the first and second quarter $.52 per share dividends paid on unvested PSUs.

As of June 30, 2014, there was $0.3 million of total unrecognized compensation cost, which will be recognized over the grants remaining weighted average vesting period of 1.39 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI.

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

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) (“GLP Capital”) and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 10 for further information with respect to the Company’s segments.

4.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of June 30, 2014, the balance of this loan was $36 million, due to principal and interest payments made.  GLPI leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease and will result in approximately $14 million in annual rent.  The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

In May 2014, the Company announced that it had entered into an agreement with Cannery Casino Resorts LLC (“CCR”) to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania, for $465 million. The 180,000 square foot casino, which opened in 2007, contains 3,317 slot machines, 61 table games and 14 poker tables. In addition to the casino, the property includes 11 casual and fine dining restaurants, bars and lounges, a 24-lane bowling alley and a 5/8 mile racetrack with a 500-seat grandstand.  The Company is currently evaluating third party operators for the property, to whom the Company expects to sell the entities holding the licenses and operating assets, while retaining ownership of the land and buildings. The transaction is subject to and requires approval from the Pennsylvania Gaming Control Board (“PAGCB”) and the Pennsylvania Racing Commission (“PARC”).  The Company filed applications/petitions with the PAGCB and the PARC for approval to own and operate the facility in the event that all of the conditions to closing in the Company’s agreement with CCR are satisfied and an agreement with a third party operator cannot be reached on terms acceptable to the Company and/or the PAGCB or PARC do not approve such third party operator.  The transaction, which is expected to be accretive immediately upon closing, is expected to close in 2015.

5.              Real Estate Investments

Real estate investments, net, represents investments in 20 properties and is summarized as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Land and improvements	$453,297	$382,581
Building and improvements	2,120,572	2,050,533
Construction in progress	135,047	61,677
Total real estate investments	2,708,916	2,494,791
Less accumulated depreciation	(530,303)	(484,488)
Real estate investments, net	$2,178,613	$2,010,303

Construction in progress primarily represents two development projects for which the Company is responsible for the real estate construction costs, namely Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course. On June 30, 2014, Penn announced that pending final regulatory approval, Hollywood Gaming at Dayton Raceway will open its doors to the public on August 28, 2014. Penn anticipates opening Hollywood Gaming at Mahoning Valley Race Course in mid-September 2014.  The increase in land and buildings and related improvements is primarily driven by the Company’s acquisition of the real estate of Casino Queen for $140.7 million in January 2014.

6.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS:

	June 30,	December 31,
	2014	2013
	(in thousands)

Land and improvements	$31,586	$27,586
Building and improvements	116,290	115,888
Furniture, fixtures, and equipment	103,081	101,288
Construction in progress	367	203
Total property and equipment	251,324	244,965
Less accumulated depreciation	(112,314)	(105,844)
Property and equipment, net	$139,010	$139,121

7.              Long-term Debt

Long-term debt is as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Senior unsecured credit facility	$476,000	$300,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
	$2,526,000	$2,350,000

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2014 (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	1,026,000
Thereafter	1,500,000
Total minimum payments	$2,526,000

The Company participates in a $1,000.0 million senior unsecured credit facility (the “Credit Facility”), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At June 30, 2014, the Credit Facility had a gross outstanding balance of $476.0 million, consisting of the $300 million Term Loan A facility and $176 million of borrowings under the revolving credit facility. As of June 30, 2014, $524.0 million remained available under the Credit Facility.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI intends to make on its U.S. federal income tax return for its 2014 fiscal year. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder.

Each of the 4.375% Senior Unsecured Notes due 2018 (the “2018 Notes”); 4.875% Senior Unsecured Notes due 2020 (the “2020 Notes”); and 5.375% Senior Unsecured Notes due 2023 (the “2023 Notes,” and collectively with the 2018 Notes and 2020 Notes, the “Notes”) contains covenants limiting the Company’s ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2014, the Company was in compliance with all required covenants.

8.              Commitments and Contingencies

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

9.              Dividends

On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210.0 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock or not making an election received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.  In addition, cash distributions were made to GLPI and Penn employee restricted stock award holders in the amount of $1.0 million for the purging distribution.  GLPI and Penn have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009 -14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request may affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014.

Additionally, on February 18, 2014, the Company’s Board of Directors declared its first quarterly dividend of $0.52 per common share, which was paid on March 28, 2014, in the amount of $58.0 million, to shareholders of record on March 7, 2014. In addition, first quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On May 30, 2014, the Company’s Board of Directors declared a second quarter dividend of $0.52 per common share, which was paid on June 27, 2014, in the amount of $58.2 million, to shareholders of record on June 12, 2014. In addition, second quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million.

10.       Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(in thousands)	GLP Capital	TRS Properties	Eliminations (2)	Total	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
Net revenues	$119,744	$41,042	$—	$160,786	$—	$46,072	$—	$46,072
Income from operations	70,219	7,155	—	77,374	—	9,090	—	9,090
Interest, net	28,440	2,601	(2,601)	28,440	—	(1)	—	(1)
Income before income taxes	44,380	4,554	—	48,934	—	7,710	—	7,710
Income tax provision	—	1,922	—	1,922	—	3,011	—	3,011
Net income	44,380	2,632	—	47,012	—	4,699	—	4,699
Depreciation	23,292	3,057	—	26,349	—	3,627	—	3,627
Capital project expenditures, net of reimbursements	31,502	—	—	31,502	—	476	—	476
Capital maintenance expenditures	—	597	—	597	—	848	—	848

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(in thousands)	GLP Capital	TRS Properties	Eliminations (2)	Total	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
Net revenues	$237,856	$81,258	$—	$319,114	$—	$88,721	$—	$88,721
Income from operations	138,090	13,618	—	151,708	—	15,900	—	15,900
Interest, net	56,868	5,202	(5,202)	56,868	—	(1)	—	(1)
Income before income taxes	86,424	8,416	—	94,840	—	13,240	—	13,240
Income tax provision	—	3,516	—	3,516	—	5,327	—	5,327
Net income	86,424	4,900	—	91,324	—	7,913	—	7,913
Depreciation	46,733	6,138	—	52,871	—	7,215	—	7,215
Capital project expenditures, net of reimbursements	55,504	—	—	55,504	—	554	—	554
Capital maintenance expenditures	—	1,468	—	1,468	—	1,744	—	1,744

(1)              GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)              Amounts in the “Eliminations” column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

11.       Pre-Spin Transactions with Penn

Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $1.4 million and $2.7 million for the three and six months ended June 30, 2013, respectively. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

12.       Supplemental Disclosures of Cash Flow Information

Prior to the Spin-Off, the Company’s Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of federal income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville’s allocated share of federal income taxes were $4.9 million and $6.7 million, respectively, for the three and six months ended June 30, 2013. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $0.7 million for both the three and six months ended June 30, 2013.

Cash paid for income taxes was $10.8 million and $24.6 million for the three and six months ended June 30, 2014, respectively. This included a payment of $5.1 million directly to Penn for federal and state income tax liabilities incurred prior to the Spin-Off, which Penn will be responsible for when filing its 2013 tax returns.

Cash paid for interest was $52.5 million and $54.6 million for the three and six months ended June 30, 2014, respectively and no interest was paid for the three and six months ended June 30, 2013.

13.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

GLPI guarantees the Notes issued by its subsidiaries, GLP Capital, L.P. and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. No subsidiaries of GLPI guarantee the Notes.

Summarized financial information as June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At June 30, 2014 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,039,279	$139,334	$—	$2,178,613
Property and equipment, used in operations, net	26,133	—	112,877	—	139,010
Cash and cash equivalents	7,078	5,178	29,423	—	41,679
Prepaid expenses	622	875	2,062	1,220	4,779
Deferred income taxes	—	—	1,933	—	1,933
Other current assets	1,004	33,081	3,002	—	37,087
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,288 at June 30, 2014	—	43,165	—	—	43,165
Loan receivable	—	—	36,000	—	36,000
Intercompany loan receivable	—	193,595		(193,595)	—
Intercompany transactions and investment in subsidiaries	(76,506)	201,559	134,181	(259,234)	—
Other assets	14,178	—	135	—	14,313
Total assets	$(27,491)	$2,516,732	$544,045	$(451,609)	$2,581,677

Liabilities
Accounts payable	$28,326	$20,583	$165	$—	49,074
Accrued expenses	817	881	5,725	—	7,423
Accrued interest	—	17,490	—	—	17,490
Accrued salaries and wages	8,011	—	2,430	—	10,441
Gaming, property, and other taxes	191	23,794	2,774	—	26,759
Income taxes	(5,915)	4,943	(248)	1,220	—
Other current liabilities	13,999	—	1,345	—	15,344
Long-term debt	—	2,526,000	—	—	2,526,000
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred income taxes	—	—	2,068	—	2,068
Total liabilities	45,429	2,593,691	207,854	(192,375)	2,654,599

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 112,274,380 shares issued at June 30, 2014	1,123	—	—	—	1,123
Additional paid-in capital	869,861	72,270	226,981	(299,251)	869,861
Retained (deficit) earnings	(943,904)	(149,229)	109,210	40,017	(943,906)
Total shareholders’ (deficit) equity	(72,920)	(76,959)	336,191	(259,234)	(72,922)
Total liabilities and shareholders’ (deficit) equity	$(27,491)	$2,516,732	$544,045	$(451,609)	$2,581,677

Six months ended June 30, 2014 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$207,240	$6,172	$—	$213,412
Real estate taxes paid by tenants	—	23,528	916	—	24,444
Total rental revenue	—	230,768	7,088	—	237,856
Gaming	—	—	78,204	—	78,204
Food, beverage and other	—	—	5,919	—	5,919
Total revenues	—	230,768	91,211	—	321,979
Less promotional allowances	—	—	(2,865)	—	(2,865)
Net revenues	—	230,768	88,346	—	319,114
Operating expenses
Gaming	—	—	43,729	—	43,729
Food, beverage and other	—	—	5,055	—	5,055
Real estate taxes	—	23,528	1,751	—	25,279
General and administrative	27,145	1,442	11,885	—	40,472
Depreciation	901	44,437	7,533	—	52,871
Total operating expenses	28,046	69,407	69,953	—	167,406
Income from operations	(28,046)	161,361	18,393	—	151,708

Other income (expenses)
Interest expense	—	(58,082)	—	—	(58,082)
Interest income	—	—	1,214	—	1,214
Management fee	—	—	—	—	—
Intercompany dividends and interest	357,979	19,087	362,189	(739,255)	—
Other	—	—	—	—	—
Total other expenses	357,979	(38,995)	363,403	(739,255)	(56,868)

Income before income taxes	329,933	122,366	381,796	(739,255)	94,840
Income tax provision	—	—	3,516	—	3,516
Net income	$329,933	$122,366	$378,280	$(739,255)	$91,324

Six months ended June 30, 2014 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$329,933	$122,366	$(360,975)	$—	$91,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	901	44,437	7,533	—	52,871
Amortization of debt issuance costs	—	4,018	—	—	4,018
Losses (Gains) on sales of property	—	—	159	—	159
Deferred income taxes	—	—	(1,919)	—	(1,919)
Charge for stock-based compensation	5,087	—	—	—	5,087

(Increase) decrease,
Prepaid expenses and other current assets	318	(16,415)	(2,419)	1,220	(17,296)
Other assets	(1,288)	—	(21)	—	(1,309)
Intercompany	(2,711)	(867)	3,578	—	—
Increase (decrease),
Accounts payable	7,320	1,089	(226)	—	8,183
Accrued expenses	(7,641)	880	401	—	(6,360)
Accrued interest	—	(565)	—	—	(565)
Accrued salaries and wages	880	—	(776)	—	104
Gaming, pari-mutuel, property and other taxes	50	6,252	1,668	—	7,970
Income taxes	(1,442)	(7,365)	(8,449)	(1,220)	(18,476)
Other current and noncurrent liabilities	1,216	—	1,214	—	2,430
Net cash provided by (used in) operating activities	332,623	153,830	(360,232)	—	126,221
Investing activities
Capital project expenditures, net of reimbursements	(1,586)	(53,918)	—	—	(55,504)
Capital maintenance expenditures	—	—	(1,468)	—	(1,468)
Proceeds from sale of property and equipment	—	—	6	—	6
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	7,000	—	7,000
Acquisition of real estate			(140,730)		(140,730)
Net cash used in investing activities	(1,586)	(53,918)	(178,192)	—	(233,696)
Financing activities
Dividends paid	(329,224)	—	—	—	(329,224)
Proceeds from exercise of options	17,463	—	—	—	17,463
Proceeds from issuance of long-term debt	—	208,000	—	—	208,000
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(54,999)	(491,524)	546,523	—	—
Net cash (used in) provided by financing activities	(366,760)	(315,830)	546,523	—	(136,067)
Net increase in cash and cash equivalents	(35,723)	(215,918)	8,099	—	(243,542)
Cash and cash equivalents at beginning of year	42,801	221,095	21,325	—	285,221
Cash and cash equivalents at end of year	$7,078	$5,178	$29,423	$—	$41,679

At December 31, 2013 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,010,303	$—	$—	$2,010,303
Property and equipment, used in operations, net	25,458	—	113,663	—	139,121
Cash and cash equivalents	42,801	221,095	21,325	—	285,221
Prepaid expenses	1,191	1,834	2,958	—	5,983
Deferred income taxes	—	—	1,885	343	2,228
Other current assets	753	15,708	906	—	17,367
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $1,270 at December 31, 2013	—	46,877	—	—	46,877
Loan receivable	—	—	—	—	—
Intercompany transactions and investment in subsidiaries	104,391	208,739	308,157	(621,287)	—
Other assets	12,880	—	4,161	—	17,041
Total assets	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Liabilities
Accounts payable	$21,006	$—	$391	$—	21,397
Accrued expenses	8,458	—	5,325	—	13,783
Accrued interest	—	18,055	—	—	18,055
Accrued salaries and wages	7,131	—	3,206	—	10,337
Gaming, property, and other taxes	141	17,542	1,106	—	18,789
Income taxes	(4,473)	12,308	9,421	—	17,256
Other current liabilities	12,782	—	129	—	12,911
Long-term debt	—	2,350,000	—	—	2,350,000
Deferred income taxes	—	—	3,939	343	4,282
Total liabilities	45,045	2,397,905	23,517	343	2,466,810

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 88,659,448 shares issued at December 31, 2013	887	—	—	—	887
Additional paid-in capital	3,651	17,271	162,700	(179,971)	3,651
Retained (deficit) earnings	137,891	89,380	351,936	(441,316)	137,891
Total shareholders’ (deficit) equity	142,429	106,651	514,636	(621,287)	142,429
Total liabilities and shareholders’ (deficit) equity	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Six months ended June 30, 2013 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$—	$—	$—	$—
Real estate taxes paid by tenants	—	—	—	—	—
Total rental revenue	—	—	—	—	—
Gaming	—	—	85,379	—	85,379
Food, beverage and other	—	—	6,589	—	6,589
Total revenues	—	—	91,968	—	91,968
Less promotional allowances	—	—	(3,247)	—	(3,247)
Net revenues	—	—	88,721	—	88,721
Operating expenses					—
Gaming	—	—	47,481	—	47,481
Food, beverage and other	—	—	5,550	—	5,550
Real estate taxes	—	—	812	—	812
General and administrative	—	—	11,763	—	11,763
Depreciation	—	—	7,215	—	7,215
Total operating expenses	—	—	72,821	—	72,821
Income from operations	—	—	15,900	—	15,900

Other income (expenses)
Interest expense	—	—	—	—	—
Interest income	—	—	1	—	1
Management fee	—	—	(2,661)	—	(2,661)
Intercompany dividends and interest	—	—	—	—	—
Other	—	—	—	—	—
Total other expenses	—	—	(2,660)	—	(2,660)

Income before income taxes	—	—	13,240	—	13,240
Income tax provision	—	—	5,327	—	5,327
Net income	$—	$—	$7,913	$—	$7,913

Six months ended June 30, 2013 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$—	$7,913	$—	$7,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	7,215	—	7,215
Amortization of debt issuance costs	—	—	—	—	—
Losses (Gains) on sales of property	—	—	(30)	—	(30)
Deferred income taxes	—	—	(373)	—	(373)
Charge for stock-based compensation	—	—	—	—	—

(Increase) decrease,
Prepaid expenses and other current assets	—	—	(247)	—	(247)
Other assets	—	—	6	—	6
Increase (decrease),
Accounts payable	—	—	135	—	135
Accrued expenses	—	—	270	—	270
Accrued interest	—	—	—	—	—
Accrued salaries and wages	—	—	(986)	—	(986)
Gaming, pari-mutuel, property and other taxes	—	—	—	—	—
Income taxes	—	—	(7,832)	—	(7,832)
Other current and noncurrent liabilities	—	—	361	—	361
Net cash provided by operating activities	—	—	6,432	—	6,432
Investing activities
Capital project expenditures, net of reimbursements	`	`	(554)	—	(554)
Capital maintenance expenditures	—	—	(1,744)	—	(1,744)
Proceeds from sale of property and equipment	—	—	81	—	81
Increase in cash in escrow	—	—	—	—	—
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate					—
Net cash used in investing activities	—	—	(2,217)	—	(2,217)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(377)	—	(377)
Cash contributions to Penn National Gaming, Inc.	—	—	—	—	—
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Payments of long-term debt	—	—	—	—	—
Net cash used in financing activities	—	—	(377)	—	(377)
Net increase in cash and cash equivalents	—	—	3,838	—	3,838
Cash and cash equivalents at beginning of year			14,562		14,562
Cash and cash equivalents at end of year	$—	$—	$18,400	$—	$18,400

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

The Company was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. In connection with the Spin-Off, which was completed on November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties,” in a tax-free distribution. We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a “taxable REIT subsidiary” effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease, and GLPI also owns and operates the TRS Properties through an indirect, wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of June 30, 2014, GLPI’s portfolio consisted of 22 gaming and related facilities, which included the TRS Properties, the real property associated with 19 gaming and related facilities of Penn (including two properties under development in Ohio, Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course), and the real property associated with the Casino Queen acquired in January 2014.  These facilities are geographically diversified across 13 states.

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. GLPI and Penn have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009-14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request may affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014. See Note 9 for further details.

As of June 30, 2014, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a “triple-net” operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a “triple net” basis on terms similar to the Master Lease.  The Casino Queen lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $160.8 million and $77.4 million, respectively, for the three months ended June 30, 2014 compared to $46.1 million and $9.1 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $319.1 million and $151.7 million, respectively, for the six months ended June 30, 2014 compared to $88.7 million and $15.9 million, respectively, for the corresponding period in the prior year.  The major factors affecting our results for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were:

•                  Rental revenue of $119.7 million and $237.9 million, respectively, for the three and six months ended June 30, 2014, and zero for the three and six months ended June 30, 2013, as we had not yet entered into a lease with Penn or Casino Queen.

•                  Increased depreciation expense of $22.7 million and $45.7 million, respectively, for the three and six months ended June 30, 2014, compared to the corresponding periods in the prior year, primarily due to the real property assets transferred to GLPI as part of the Spin-Off.

•                  Interest expense of $29.1 and $58.1 million, respectively, for the three and six months ended June 30, 2014, related to our fixed and variable rate borrowings entered into in connection with the Spin-Off. No interest expense was recognized in the three and six month periods ended June 30, 2013.

•                  Increased general and administrative expenses of $13.7 million for the three months ended June 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $13.8 million for the three months ended June 30, 2014, which included compensation expense of $3.0 million, stock based compensation charges of $7.1 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $0.7 million, and transition services fees of $0.4 million. General and administrative expenses increased $28.7 million for the six months ended June 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $28.6 million for the six months ended June 30, 2014, which included compensation expense of $7.1 million, stock based compensation charges of $13.2 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $1.4 million, and transition services fees of $1.2 million.

•                  Net income increased by $42.3 million and $83.4 million, respectively for the three and six months ended June 30, 2014, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or will have an impact on us by segments:

GLP Capital

•                  Operations at the Argosy Casino Sioux City ceased at the end of July, as the result of a ruling of the Iowa Racing and Gaming Commission (“IRGC”). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court. This will result in reduced rental revenue in the amount of approximately $2.8 million in the second half of 2014. At June 30, 2014, the real property assets associated with the Sioux City property have been fully depreciated, and no plan to list these assets for sale is in place.

•                  On May 14, 2014, GLPI announced that it has entered into an agreement to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, from Cannery Casino Resorts. The 180,000 square foot casino, which opened in 2007, contains 3,317 slot machines, 61 table games and 14 poker tables. In addition to the casino, the property includes 11 casual and fine dining restaurants, bars and lounges, a 24-lane bowling alley and a 5/8 mile racetrack with a 500-seat grandstand. The Company is currently evaluating third party operators for the property, to whom the Company expects to sell the entities holding the licenses and operating assets, while retaining ownership of the land and buildings. The transaction is subject to and requires approval from the PAGCB and the PARC. The Company filed applications/petitions with the PAGCB and the PARC for approval to own and operate the facility in the event that all of the conditions to closing in the Company’s agreement with CCR are satisfied and an agreement with a third party operator cannot be reached on terms acceptable to the Company and/or the PAGCB or PARC do not approve such third party operator.  The transaction, which is expected to be accretive immediately upon closing, is expected to close in 2015.

•                  On December 9, 2013, GLPI announced that it had entered into an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The casino and adjacent land cover approximately 78 acres and include a 157 room hotel and a 38,000 square foot casino. The transaction closed in January 2014. See Note 4 to the condensed consolidated financial statements for further details.

•                  In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Hollywood Gaming at Mahoning Valley Race Course, which will be a thoroughbred track and feature up to 850 video lottery terminals, will be located on 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway, which will be a standardbred track and with up to 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively, of which $70.0 million and $73.9 million has been paid or accrued through June 30, 2014. On June 30, 2014, Penn announced that pending final regulatory approval, Hollywood Gaming at Dayton Raceway will open its doors to the public on August 28, 2014. Hollywood Gaming at Mahoning Valley Race Course is expected to open in mid-September 2014. Both facilities will be added to the Master Lease upon commencement of operations.

TRS Properties

•                  Hollywood Casino Perryville faced increased competition and its results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013, and opened a 52 table poker room in late August 2013. Finally, additional competition is expected for Hollywood Casino Perryville with the August 26, 2014 opening of a new $400 million casino facility in Baltimore City County.

•                  In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County Maryland and the ability to add table games to Maryland’s five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, table games were opened on March 5, 2013. We expect Perryville’s tax rate to decrease from 67 percent to 61 percent when the facility directly purchases its slot machines in April 2015. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The proposed $925 million casino, which can not open until the earlier of July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the six months ended June 30, 2014.

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

•                  The successful execution of the development and construction activities currently underway at the two Ohio properties, as well as the risks associated with the costs, regulatory approval and timing of these activities. The Company’s ability to locate an operator for the pending acquisition of the Meadows Racetrack and Casino and the risks associated with holding the operations in a TRS.

•                  The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues
Rental	$107,298	$—	$213,412	$—
Real estate taxes paid by tenants	12,446	—	24,444	—
Total rental revenue	119,744	—	237,856	—
Gaming	39,449	44,299	78,204	85,379
Food, beverage and other	3,088	3,374	5,919	6,589
Total revenues	162,281	47,673	321,979	91,968
Less promotional allowances	(1,495)	(1,601)	(2,865)	(3,247)
Net revenues	160,786	46,072	319,114	88,721
Operating expenses
Gaming	22,167	24,342	43,729	47,481
Food, beverage and other	2,509	2,783	5,055	5,550
Real estate taxes	12,856	406	25,279	812
General and administrative	19,531	5,824	40,472	11,763
Depreciation	26,349	3,627	52,871	7,215
Total operating expenses	83,412	36,982	167,406	72,821
Income from operations	$77,374	$9,090	$151,708	$15,900

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Three Months Ended June 30,
	2014	2013	2014	2013
	Net Revenues		Income from Operations
	(in thousands)

GLP Capital	$119,744	$—	$70,219	$—
TRS Properties	41,042	46,072	7,155	9,090
Total	$160,786	$46,072	$77,374	$9,090

	Six Months Ended June 30,
	2014	2013	2014	2013
	Net Revenues		Income from Operations
	(in thousands)

GLP Capital	$237,856	$—	$138,090	$—
TRS Properties	81,258	88,721	13,618	15,900
Total	$319,114	$88,721	$151,708	$15,900

Adjusted EBITDA, FFO and AFFO

Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”) and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as

FFO excluding stock based compensation expense, the amortization of debt issuance costs, and other depreciation expense reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, and (gains) or losses from sales of property, management fees, and stock based compensation expense.

FFO, AFFO and Adjusted EBITDA are not recognized terms under GAAP. Because certain companies do not calculate FFO, AFFO and Adjusted EBITDA in the same way and certain other companies may not perform such calculation, those measures as used by other companies may not be consistent with the way the Company calculates such measures and should not be considered as alternative measures of operating profit or net income. The Company’s presentation of these measures does not replace the presentation of the Company’s financial results in accordance with GAAP.

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$47,012	$4,699	$91,324	$7,913
Real estate depreciation	23,292	—	46,733	—
Losses (gains) from sales of property	1	(2)	159	(30)
Funds from operations	$70,305	$4,697	$138,216	$7,883
Other depreciation	3,057	3,627	6,138	7,215
Amortization of debt issuance costs	2,011	—	4,018	—
Stock based compensation	3,136	—	5,087	—
Maintenance CAPEX	(597)	(848)	(1,468)	(1,744)
Adjusted funds from operations	$77,912	$7,476	$151,991	$13,354
Interest, net	28,440	(1)	56,868	(1)
Management fees	—	1,381	—	2,661
Taxes on income	1,922	3,011	3,516	5,327
Maintenance CAPEX	597	848	1,468	1,744
Amortization of debt issuance costs	(2,011)	—	(4,018)	—
Adjusted EBITDA	$106,860	$12,715	$209,825	$23,085

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 is as follows:

	GLP Capital (1)	TRS Properties
Three Months Ended June 30,	2014	2014	2013
	(in thousands)
Net income	$44,380	$2,632	$4,699
Real estate depreciation	23,292	—	—
Losses (gains) from sales of property	—	1	(2)
Funds from operations	$67,672	$2,633	$4,697
Other depreciation	—	3,057	3,627
Debt issuance costs amortization	2,011	—	—
Stock based compensation	3,136	—	—
Maintenance CAPEX	—	(597)	(848)
Adjusted funds from operations	$72,819	$5,093	$7,476
Interest, net (2)	25,839	2,601	(1)
Management fees	—	—	1,381
Taxes on income	—	1,922	3,011
Maintenance CAPEX	—	597	848
Debt issuance costs amortization	(2,011)	—	—
Adjusted EBITDA	$96,647	$10,213	$12,715

	GLP Capital (1)	TRS Properties
Six Months Ended June 30,	2014	2014	2013
	(in thousands)
Net income	$86,424	$4,900	$7,913
Real estate depreciation	46,733	—	—
Losses (gains) from sales of property	—	159	(30)
Funds from operations	$133,157	$5,059	$7,883
Other depreciation	—	6,138	7,215
Debt issuance costs amortization	4,018	—	—
Stock based compensation	5,087	—	—
Maintenance CAPEX	—	(1,468)	(1,744)
Adjusted funds from operations	$142,262	$9,729	$13,354
Interest, net (2)	51,666	5,202	(1)
Management fees	—	—	2,661
Taxes on income	—	3,516	5,327
Maintenance CAPEX	—	1,468	1,744
Debt issuance costs amortization	(4,018)	—	—
Adjusted EBITDA	$189,910	$19,915	$23,085

(1)                                 GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)                                 Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $5.2 million, respectively, for the three and six months ended June 30, 2014.

FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $67.7 million, $72.8 million and $96.6 million, respectively, for the three months ended June 30, 2014. FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $133.2 million, $142.3 million and $189.9 million, respectively, for the six months ended June 30, 2014.

Net income for our TRS Properties segment decreased by $2.1 million and $3.0 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily due to additional competition and increased operating pressure in both markets, as well as interest expense on both our fixed and variable rate debt in the three and six months ended June 30, 2014.  FFO for our TRS Properties segment decreased by $2.1 million and $2.8 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily due to the decrease in net income described above.  AFFO for our TRS Properties segment decreased by $2.4 million and $3.6 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily due to the decrease described above, as well as decreases of $0.5 million and $1.0 million, respectively in depreciation expense at Hollywood Casino Perryville for the three and six months ended June 30, 2014, due to certain equipment purchased at opening now being fully depreciated.  Adjusted EBITDA for our TRS Properties segment decreased by $2.5 million and $3.2 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily due to the decrease described above, as well as a combination of higher interest expense, lower taxes and no management fees in both the three and six months ended June 30, 2014.

Revenues

Revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Total rental revenue	$119,744	$—	$119,744	N/A
Gaming	39,449	44,299	(4,850)	-10.9%
Food, beverage and other	3,088	3,374	(286)	-8.5%
Total Revenues	162,281	47,673	114,608	240.4%
Less promotional allowances	(1,495)	(1,601)	106	-6.6%
Net revenues	$160,786	$46,072	$114,714	249.0%

				Percentage
Six Months Ended June 30,	2014	2013	Variance	Variance
Total rental revenue	$237,856	$—	$237,856	N/A
Gaming	78,204	85,379	(7,175)	-8.4%
Food, beverage and other	5,919	6,589	(670)	-10.2%
Total Revenues	321,979	91,968	230,011	250.1%
Less promotional allowances	(2,865)	(3,247)	382	-11.8%
Net revenues	$319,114	$88,721	$230,393	259.7%

Total rental revenue

For the three months ended June 30, 2014, rental income was $119.7 million for our GLP Capital segment, which included $12.4 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the six months ended June 30, 2014, rental income was $237.9 million for our GLP Capital segment, which included $24.4 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $4.9 million, or 10.9%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to decreased gaming revenues of $2.5 million at Hollywood Casino Baton Rouge and $2.4 million at Hollywood Casino Perryville resulting from increased competition in both markets. Gaming revenue for our TRS Properties segment decreased by $7.2 million, or 8.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to decreased gaming revenues of $5.1 million at Hollywood Casino Baton Rouge and $2.1 million at Hollywood Casino Perryville for the reason described above.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$22,167	$24,342	$(2,175)	-8.9%
Food, beverage and other	2,509	2,783	(274)	-9.8%
Real estate taxes	12,856	406	12,450	3066.5%
General and administrative	19,531	5,824	13,707	235.4%
Depreciation	26,349	3,627	22,722	626.5%
Total operating expenses	$83,412	$36,982	$46,430	125.5%

				Percentage
Six Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$43,729	$47,481	$(3,752)	-7.9%
Food, beverage and other	5,055	5,550	(495)	-8.9%
Real estate taxes	25,279	812	24,467	3013.2%
General and administrative	40,472	11,763	28,709	244.1%
Depreciation	52,871	7,215	45,656	632.8%
Total operating expenses	$167,406	$72,821	$94,585	129.9%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $2.2 million, or 8.9%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a $0.5 million decrease in gaming and admission taxes resulting from decreased taxable gaming revenue at Hollywood Casino Baton Rouge, and a $1.1 million slot tax reduction due to the implementation of table games at Hollywood Casino Perryville. Gaming expense for our TRS Properties segment decreased by $3.8 million, or 7.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a $1.3 million decrease in gaming and admission taxes resulting from decreased taxable gaming revenue at Hollywood Casino Baton Rouge, and a $1.8 million slot tax reduction due to implementation of table games at Hollywood Casino Perryville.

Real estate taxes

Real estate taxes increased by $12.5 million, or 3066.5%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the real estate taxes paid by our tenants on the leased properties in our GLP Capital segment.  For the same reason, real estate taxes increased by $24.5 million, or 3013.2%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation awards), professional services, rent expense, and costs associated with development activities. In addition, Penn provides GLPI with certain administrative and support services on a transitional basis pursuant to a transition services agreement executed in connection with the Spin-Off. The fees charged to GLPI for transition services furnished pursuant to this agreement are determined based on fixed percentages of Penn’s internal costs which percentages are intended to approximate the actual cost incurred by Penn in providing the transition services to GLPI for the relevant period. Under the transition services agreement, Penn will provide these services for a period of up to two years, unless terminated sooner by GLPI.

General and administrative expenses increased by $13.7 million, or 235.4%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily resulting from general and administrative expenses for our GLP Capital segment of $13.8 million for the three months ended June 30, 2014, which included compensation expense of $3.0 million,  stock based compensation charges of $7.1 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $0.7 million, and transition services fees of $0.4 million. This was offset by a decrease of $0.1 million in the general and administrative expenses of our TRS Properties from the comparable period in the prior year. General and administrative expenses increased $28.7 million, or 244.1%, for the six months ended June 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $28.6 million for the six months ended June 30, 2014, which included compensation expense of $7.1 million, stock based compensation charges of $13.2 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $1.4 million, and transition services fees of $1.2 million.

Depreciation expense

Depreciation expense increased by $22.7 million, or 626.5%, to $26.3 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the real property assets in our GLP Capital segment transferred to GLPI as part of the Spin-Off.  For the same reason, depreciation expense increased by $45.7 million, or 632.8%, to $52.9 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Interest expense	$(29,108)	$—	$(29,108)	N/A
Interest income	668	1	667	66700.0%
Management fee	—	(1,381)	1,381	-100.0%
Total other expenses	$(28,440)	$(1,380)	$(27,060)	1960.9%

				Percentage
Six Months Ended June 30,	2014	2013	Variance	Variance
Interest expense	$(58,082)	$—	$(58,082)	N/A
Interest income	1,214	1	1,213	121300.0%
Management fee	—	(2,661)	2,661	-100.0%
Total other expenses	$(56,868)	$(2,660)	$(54,208)	2037.9%

Interest expense

For the three months ended June 30, 2014, interest expense was $29.1 million related to our fixed and variable rate borrowings. For the six months ended June 30, 2014, interest expense was $58.1 million related to our fixed and variable rate borrowings. We had no interest expense for the three and six months ended June 30, 2013.

Management fee

Management fees decreased by $1.4 million, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off. For the same reason, management fees decreased by $2.7 million, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to 3.9% for the three months ended June 30, 2014, as compared to 39.1% for the three months ended June 30, 2013, primarily due to the Company’s election to be taxed as a REIT for our taxable year beginning on January 1, 2014. For the same reason, our effective tax rate decreased to 3.7% from 40.2% for the six months ended June 30, 2014 as compared to the same period in the prior year. As a REIT, we will no longer be required to pay federal corporate income tax on earnings from operation of the REIT that are distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on earnings of our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $126.2 million and $6.4 million, respectively, during the six months ended June 30, 2014 and 2013. The increase in net cash provided by operating activities of $119.8 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $231.6 million, partially offset by an increase in cash paid to suppliers and vendors of $36.9 million, an increase in cash paid to employees of $13.1 million, a net increase of $7.3 million related to cash paid for taxes and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off, and an increase in cash paid for interest of $54.6 million. The increase in cash receipts collected from our customers/tenants for the six months ended June 30, 2014 compared to the corresponding period in the prior year was primarily due to six months of rental income of $237.9 million, partially offset by a decrease of $7.5 million in our TRS Properties’ net revenues due to the impact of the previously mentioned competition in their respective markets.

Net cash used in investing activities totaled $233.7 million and $2.2 million, respectively, for the six months ended June 30, 2014 and 2013.  The increase in net cash used in investing activities of $231.5 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year was primarily due to a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million five year term loan to Casino Queen, less $7.0 million of principal payments, as well as increased capital expenditures of $54.7 million primarily related to construction spend at the two facilities under development in Ohio for the six months ended June 30, 2014.

Financing activities used net cash of $136.1 million and $0.4 million, respectively, during the six months ended June 30, 2014 and 2013. Net cash used in financing activities for the six months ended June 30, 2014 included dividend payments of $329.2 million, partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $175.7 million and proceeds from stock option exercises of $17.5 million.

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

Capital project expenditures totaled $55.5 million for the six months ended June 30, 2014 and primarily consisted of $24.7 million and $29.2 million for the real estate related construction costs of the Mahoning Valley Race Course and the Dayton Raceway, respectively.

In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Hollywood Gaming at Mahoning Valley Race Course, which will be a thoroughbred track and feature up to 850 video lottery terminals, will be located on 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway, which will be a standardbred track and with up to 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On June 30, 2014, Penn announced that pending final regulatory approval, Hollywood Gaming at Dayton Raceway will open its doors to the public on August 28, 2014. Hollywood Gaming at Mahoning Valley Race Course is expected to open in mid-September of 2014. Both facilities will be added to the Master Lease upon commencement of operations. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs, which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively, of which $70.0 million and $73.9 million has been paid or accrued through June 30, 2014.

During the six months ended June 30, 2014, we spent approximately $1.5 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

The Company participates in a $1,000.0 million senior unsecured credit facility (the “Credit Facility”), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At June 30, 2014, the Credit Facility had a gross outstanding balance of $476 million, consisting of the $300 million Term Loan A facility and $176 million of borrowings under the revolving credit facility. As of June 30, 2014, $524 million remained available under the Credit Facility.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI intends to make on its U.S. federal income tax return for its 2014 fiscal year. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder.

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

At June 30, 2014, the Company was in compliance with all required covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,526.0 million at June 30, 2014. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturing dates ranging from four to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2014.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	Thereafter	Total	Fair Value 06/30/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$550,000	$1,500,000	$2,050,000	$2,115,500
Average interest rate					4.38%	5.04%

Variable rate	$—	$—	$—	$—	$476,000	$—	$476,000	$459,340
Average interest rate (1)					4.43%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 8: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended June 30, 2014.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Second Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC.

10.2*	Membership Interest Purchase Agreement dated as of May 13, 2014, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

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

GAMING AND LEISURE PROPERTIES, INC.

August 1, 2014	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
10.1	Second Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC.

10.2	Membership Interest Purchase Agreement dated as of May 13, 2014, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC.

31.1	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

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