Form 10-Q
period 2014-09-30
Gaming & Leisure Properties, Inc.; GLP Financing II, Inc.; GLP Capital, L.P.
filed 2014-11-07
CIK 1575965, 1610074, 1610075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of November 4, 2014
Common Stock, par value $.01 per share	112,446,798

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

•
the outcome of our lawsuit against Cannery Casino Resorts LLC (“CCR”), the owner of the Meadows Racetrack and Casino, alleging among other things, fraud, breach of the agreement and breach of the related consulting agreement;

•
the resolution of our jointly requested Pre-Filing Agreement from the IRS to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn;  the outcome of this request will affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014;

•
our ability to qualify as a real estate investment trust (“REIT”), given the highly technical and complex Internal Revenue Code (“Code”) provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT qualification and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

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

•
GLPI’s duty to indemnify Penn National Gaming, Inc. and its subsidiaries (“Penn”) in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate investments, net	$2,201,856	$2,010,303
Property and equipment, used in operations, net	136,139	139,121
Cash and cash equivalents	31,334	285,221
Prepaid expenses	10,026	5,983
Deferred income taxes	2,267	2,228
Other current assets	37,726	17,367
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $7,308 and $1,270 at September 30, 2014 and December 31, 2013, respectively	41,146	46,877
Loan receivable	35,000	—
Other assets	14,845	17,041
Total assets	$2,595,437	$2,609,239

Liabilities
Accounts payable	$18,448	$21,397
Accrued expenses	6,199	13,783
Accrued interest	42,415	18,055
Accrued salaries and wages	10,661	10,337
Gaming, property, and other taxes	32,561	18,789
Income taxes	—	17,256
Other current liabilities	15,269	12,911
Long-term debt	2,546,000	2,350,000
Deferred income taxes	1,783	4,282
Total liabilities	2,673,336	2,466,810

Shareholders’ (deficit) equity

Common stock ($.01 par value, 550,000,000 shares authorized, 112,432,245 and 88,659,448 shares issued at September 30, 2014 and December 31, 2013, respectively)	1,124	887
Additional paid-in capital	874,435	3,651
Retained (deficit) earnings	(953,458)	137,891
Total shareholders’ (deficit) equity	(77,899)	142,429
Total liabilities and shareholders’ (deficit) equity	$2,595,437	$2,609,239

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental	$107,326	$—	$320,738	$—
Real estate taxes paid by tenants	12,512	—	36,956	—
Total rental revenue	119,838	—	357,694	—
Gaming	36,473	38,129	114,677	123,508
Food, beverage and other	3,015	2,984	8,934	9,573
Total revenues	159,326	41,113	481,305	133,081
Less promotional allowances	(1,531)	(1,480)	(4,396)	(4,727)
Net revenues	157,795	39,633	476,909	128,354

Operating expenses
Gaming	20,504	21,701	64,233	69,182
Food, beverage and other	2,471	2,690	7,526	8,240
Real estate taxes	12,929	413	38,208	1,225
General and administrative	17,743	5,553	58,215	17,316
Depreciation	26,526	3,611	79,397	10,826
Total operating expenses	80,173	33,968	247,579	106,789
Income from operations	77,622	5,665	229,330	21,565

Other income (expenses)
Interest expense	(29,378)	—	(87,460)	—
Interest income	623	—	1,837	1
Management fee	—	(1,189)	—	(3,850)
Total other expenses	(28,755)	(1,189)	(85,623)	(3,849)

Income before income taxes	48,867	4,476	143,707	17,716
Income tax (benefit) expense	(1,035)	1,795	2,481	7,122
Net income	$49,902	$2,681	$141,226	$10,594

Earnings per common share:
Basic earnings per common share	$0.44	$0.02	$1.26	$0.10
Diluted earnings per common share	$0.42	$0.02	$1.20	$0.09

Dividends paid per common share	$0.52	$—	$1.56	$—

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	88,659,448	$887	$3,651	$137,891	$142,429
Stock option activity	1,636,137	15	27,549	—	27,564
Restricted stock activity	156,839	2	1,353	—	1,355
Dividends paid, including purging distribution	21,979,821	220	843,677	(1,232,575)	(388,678)
Distribution in connection with tax matter agreement	—	—	(1,795)	—	(1,795)
Net income	—	—	—	141,226	141,226
Balance, September 30, 2014	112,432,245	$1,124	$874,435	$(953,458)	$(77,899)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2014	2013
Operating activities
Net income	$141,226	$10,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,397	10,826
Amortization of debt issuance costs	6,038	—
Losses (Gains) on sales of property	13	(31)
Deferred income taxes	(3,145)	(2,551)
Charge for stock-based compensation	8,623	—
(Increase) decrease,
Prepaid expenses and other current assets	(7,675)	(1,155)
Other assets	(1,237)	—
Increase (decrease),
Accounts payable	(1,480)	374
Accrued expenses	(7,584)	(405)
Accrued interest	24,360	—
Accrued salaries and wages	324	(579)
Gaming, pari-mutuel, property and other taxes	602	529
Income taxes	(20,813)	(4,579)
Other current and noncurrent liabilities	2,358	185
Net cash provided by operating activities	221,007	13,208
Investing activities
Capital project expenditures, net of reimbursements	(124,526)	(657)
Capital maintenance expenditures	(2,109)	(2,510)
Proceeds from sale of property and equipment	159	141
Funding of loan receivable	(43,000)	—
Principal payments on loan receivable	8,000	—
Acquisition of real estate	(140,730)	—
Net cash used in investing activities	(302,206)	(3,026)
Financing activities
Net advances to Penn National Gaming, Inc.	—	(6,194)
Dividends paid	(388,678)	—
Proceeds from exercise of options	20,296	—
Proceeds from issuance of long-term debt	228,000	—
Financing costs	(306)	—
Payments of long-term debt	(32,000)	—
Net cash used in financing activities	(172,688)	(6,194)
Net decrease in cash and cash equivalents	(253,887)	3,988
Cash and cash equivalents at beginning of period	285,221	14,562
Cash and cash equivalents at end of period	$31,334	$18,550

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Organization and Operations

On November 15, 2012, Penn announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded REIT, Gaming and Leisure Properties, Inc. (the “Spin-Off”).

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of September 30, 2014, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois, that was acquired in January 2014.  These facilities are geographically diversified across 12 states.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the “Purging Distribution”). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. GLPI and Penn have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009 -14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn. The outcome of this request will affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014. See Note 9 for further details.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 (our “Annual Report”) should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,334	$31,334	$285,221	$285,221
Financial liabilities:
Long-term debt
Senior unsecured credit facility	496,000	474,920	300,000	294,750
Senior notes	2,050,000	2,101,000	2,050,000	2,058,750

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three and nine months ended September 30, 2014 and 2013, and comprehensive income for the three and nine months ended September 30, 2014 and 2013 was equivalent to net income for those time periods.

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

As of September 30, 2014, all but three of the Company’s properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease.

The rent structure under the Master Lease with Penn includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Master Lease with Penn are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and nine months months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Video lottery	$31,593	$32,859	$98,625	$107,946
Table game	4,496	4,485	14,786	13,457
Poker	384	785	1,266	2,105
Total gaming revenue, net of cash incentives	$36,473	$38,129	$114,677	$123,508

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, “Revenue Recognition— Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Food and beverage	$1,522	$1,468	$4,367	$4,573
Other	9	12	29	154
Total promotional allowances	$1,531	$1,480	$4,396	$4,727

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Food and beverage	$711	$748	$2,147	$2,207
Other	3	6	10	81
Total cost of complimentary services	$714	$754	$2,157	$2,288

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. At Hollywood Casino Baton Rouge, the gaming admission tax is based on graduated tax rates. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three and nine months ended September 30, 2014, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $16.7 million and $51.9 million, respectively, as compared to $17.3 million and $55.6 million for the three and nine months ended September 30, 2013, respectively.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. Basic and diluted EPS for the three and nine months ended September 30, 2013 were retroactively restated for the number of GLPI basic and diluted shares outstanding immediately following the Spin-Off and to include the shares issued as part of the purging distribution dividend paid to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the “Purging Distribution”).

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	112,377	110,582	111,836	110,582
Assumed conversion of dilutive employee stock-based awards	5,098	4,703	5,642	4,703
Assumed conversion of restricted stock	150	318	225	318
Assumed conversion of performance-based restricted stock awards	9	—	6	—
Diluted weighted-average common shares outstanding	117,634	115,603	117,709	115,603

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, expect per share data)
Calculation of basic EPS:
Net income	$49,902	$2,681	$141,226	$10,594
Less: Net income allocated to participating securities	(208)	(10)	(591)	(40)
Net income attributable to common shareholders	$49,694	$2,671	$140,635	$10,554
Weighted-average common shares outstanding	112,377	110,582	111,836	110,582
Basic EPS	$0.44	$0.02	$1.26	$0.10

Calculation of diluted EPS:
Net income	$49,902	$2,681	$141,226	$10,594
Diluted weighted-average common shares outstanding	117,634	115,603	117,709	115,603
Diluted EPS	$0.42	$0.02	$1.20	$0.09

Options to purchase 17,158 and 12,155 shares were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted EPS because of being antidilutive.  There were no outstanding options to purchase shares of common stock during the three and nine months ended September 30, 2013 that were not included in the computation of diluted EPS because of being antidilutive.

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

In connection with the Spin-Off of GLPI, employee stock options and cash settled stock appreciation rights of Penn were converted through the issuance of GLPI employee stock options and GLPI cash settled stock appreciation rights and an adjustment to the exercise prices of their Penn awards. The number of options and cash settled stock appreciation rights and the exercise price of each converted award was adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off.

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

The unrecognized compensation relating to both Penn and GLPI’s stock options, SARs, restricted stock awards and PSUs held by GLPI employees will be amortized to expense over the awards’ remaining vesting periods.

As of September 30, 2014, there was $3.8 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 1.10 years. For the three and nine months ended September 30, 2014, the Company recognized $1.5 million and $4.3 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $3.2 million and $9.7 million of compensation expense for the three and nine months ended September 30, 2014, relating to each of the first, second and third quarter $0.52 per share dividends paid on vested employee stock options.

As of September 30, 2014, there was $10.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 2.51 years. For the three and nine months ended September 30, 2014, the Company recognized $1.1 million and $2.6 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2014.

Number of Award Shares

Outstanding at December 31, 2013	419,067
E&P Purge	106,261
Granted	239,649
Released	(237,618)
Canceled	(59,018)
Outstanding at September 30, 2014	468,341

On April 25, 2014, the Company awarded market performance-based restricted stock awards with a three-year cliff vesting. The amount of restricted shares vested at the end of the three-year period will be determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index.  The Company utilized a third party valuation firm to measure the fair value of the awards at grant date using the Monte Carlo model. As of September 30, 2014, there was $10.4 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.57 years for performance-based restricted stock awards.  For the three and nine months ended September 30, 2014 the Company recognized $1.1 million and $1.8 million, respectively of compensation expense associated with these awards.

As of September 30, 2014, there was $5.9 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 1.91 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the three and nine months ended September 30, 2014, the Company recognized $0.5 million and $1.6 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively relating to the purging distribution dividend and the first, second and third quarter $0.52 per share dividends paid on unvested PSUs.

As of September 30, 2014, there was $0.3 million of total unrecognized compensation cost, which will be recognized over the grants remaining weighted average vesting period of 1.44 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI. For the three and nine months ended September 30, 2014, the Company recognized $38 thousand and $59 thousand, respectively of compensation expense associated with these awards.

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

4.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of September 30, 2014, principal and interest payments reduced the balance of this loan to $35.0 million. GLPI leased the property back to Casino Queen on a “triple net” basis on terms similar to those in the Master Lease and will result in approximately $14 million in annual rent.  The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.
On May 14, 2014, the Company announced that it had entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time.  The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to the consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
Although the Company intends to pursue its claims vigorously, there can be no assurances that the Company will prevail on any of the claims in the action, or, if the Company does prevail on one or more of the claims, of the amount of recovery that may be awarded to the Company for such claim(s). In addition, the timing and resolution of the claims set forth in the lawsuit are unpredictable and the Company is not able to currently predict any effect this suit may have on closing of the transaction.

5.              Real Estate Investments

Real estate investments, net, represents investments in 19 properties and is summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Land and improvements	$454,175	$382,581
Building and improvements	2,287,853	2,050,533
Construction in progress	1,214	61,677
Total real estate investments	2,743,242	2,494,791
Less accumulated depreciation	(541,386)	(484,488)
Real estate investments, net	$2,201,856	$2,010,303

The decrease in construction in progress and related increase in building and improvements is primarily due to the placement of the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley assets into service upon commencement of operations on August 28, 2014 and September 17, 2014, respectively. Both properties were jointly developed with Penn and were added to the Master Lease upon commencement of operations. The Company’s acquisition of the real estate assets of Casino Queen for $140.7 million in January 2014 also contributed to the increase in building and improvements, as well as land and improvements.

6.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS:

	September 30, 2014	December 31, 2013
	(in thousands)
Land and improvements	$31,586	$27,586
Building and improvements	116,469	115,888
Furniture, fixtures, and equipment	103,100	101,288
Construction in progress	490	203
Total property and equipment	251,645	244,965
Less accumulated depreciation	(115,506)	(105,844)
Property and equipment, net	$136,139	$139,121

7.              Long-term Debt

Long-term debt is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Senior unsecured credit facility	$496,000	$300,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
	$2,546,000	$2,350,000

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2014 (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	1,046,000
Thereafter	1,500,000
Total minimum payments	$2,546,000

The Company participates in a $1,000.0 million senior unsecured credit facility (the “Credit Facility”), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At September 30, 2014, the Credit Facility had a gross outstanding balance of $496 million, consisting of the $300 million Term Loan A facility and $196 million of borrowings under the revolving credit facility. Additionally, at September 30, 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $744 thousand, resulting in $503.3 million of available borrowing capacity under the revolving credit facility as of September 30, 2014.

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

At September 30, 2014, the Company was in compliance with all required covenants.

8.              Commitments and Contingencies

Litigation
On May 14, 2014, the Company announced that it had entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time.  The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to the consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
Although the Company intends to pursue its claims vigorously, there can be no assurances that the Company will prevail on any of the claims in the action, or, if the Company does prevail on one or more of the claims, of the amount of recovery that may be awarded to the Company for such claim(s). In addition, the timing and resolution of the claims set forth in the lawsuit are unpredictable and the Company is not able to currently predict any effect this suit may have on closing of the transaction.
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

9.              Dividends

On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210.0 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock or not making an election received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.  In addition, cash distributions were made to GLPI and Penn employee restricted stock award holders in the amount of $1.0 million for the purging distribution.  GLPI and Penn have jointly requested a Pre-Filing Agreement from the Internal Revenue Service pursuant to Revenue Procedure 2009 -14 to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request will affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014. This additional dividend is expected to be paid in cash from the Company's revolving credit facility.

Additionally, on February 18, 2014, the Company’s Board of Directors declared its first quarterly dividend of $0.52 per common share, which was paid on March 28, 2014, in the amount of $58.0 million, to shareholders of record on March 7, 2014. In addition, first quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On May 30, 2014, the Company’s Board of Directors declared a second quarter dividend of $0.52 per common share, which was paid on June 27, 2014, in the amount of $58.2 million, to shareholders of record on June 12, 2014. In addition, second quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On September 3, 2014, the Company’s Board of Directors declared a third quarter dividend of $0.52 per common share, which was paid on September 26, 2014, in the amount of $58.5 million, to shareholders of record on September 15, 2014. In addition, third quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million.

10.       Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
(in thousands)	GLP Capital	TRS Properties	Eliminations (2)	Total	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
Net revenues	$119,845	$37,950	$—	$157,795	$—	$39,633	$—	$39,633
Income from operations	72,288	5,334	—	77,622	—	5,665	—	5,665
Interest, net	28,757	2,600	(2,602)	28,755	—	—	—	—
Income before income taxes	46,133	2,734	—	48,867	—	4,476	—	4,476
Income tax (benefit) expense	(1,491)	456	—	(1,035)	—	1,795	—	1,795
Net income	47,624	2,278	—	49,902	—	2,681	—	2,681
Depreciation	23,472	3,054	—	26,526	—	3,611	—	3,611
Capital project expenditures, net of reimbursements	69,022	—	—	69,022	—	103	—	103
Capital maintenance expenditures	—	641	—	641	—	766	—	766

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
(in thousands)	GLP Capital	TRS Properties	Eliminations (2)	Total	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
Net revenues	$357,701	$119,208	$—	$476,909	$—	$128,354	$—	$128,354
Income from operations	210,378	18,952	—	229,330	—	21,565	—	21,565
Interest, net	85,625	7,802	(7,804)	85,623	—	(1)	—	(1)
Income before income taxes	132,557	11,150	—	143,707	—	17,716	—	17,716
Income tax (benefit) expense	(1,491)	3,972	—	2,481	—	7,122	—	7,122
Net income	134,048	7,178	—	141,226	—	10,594	—	10,594
Depreciation	70,205	9,192	—	79,397	—	10,826	—	10,826
Capital project expenditures, net of reimbursements	124,526	—	—	124,526	—	657	—	657
Capital maintenance expenditures	—	2,109	—	2,109	—	2,510	—	2,510

(1)              GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.
(2)              Amounts in the “Eliminations” column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

11.       Pre-Spin Transactions with Penn

Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $1.2 million and $3.9 million for the three and nine months ended September 30, 2013, respectively. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

12.       Supplemental Disclosures of Cash Flow Information

Prior to the Spin-Off, the Company’s Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of federal income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville’s allocated share of federal income taxes were $0.8 million and $7.5 million, respectively, for the three and nine months ended September 30, 2013. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $0.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2013.

Cash paid for income taxes was $2.3 million and $26.9 million for the three and nine months ended September 30, 2014, respectively. This included a payment of $5.1 million directly to Penn, which had been accrued at the date of the Spin-Off, for federal and state income tax liabilities incurred prior to the Spin-Off, which Penn will be responsible for when filing its 2013 tax returns.

Cash paid for interest was $2.4 million and $57.0 million for the three and nine months ended September 30, 2014, respectively and no interest was paid for the three and nine months ended September 30, 2013.

13.       Related Party Transactions

On September 19, 2014, the Company entered into an Agreement of Sale (the “Sale Agreement”) with Wyomissing Professional Center Inc. (“WPC”) and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania, in exchange for the payment of $725,000 in cash to WPC, plus taxes and closing costs. In addition, the Company reimbursed WPC approximately $270,000 for site work and pre-development costs previously completed per the Sale Agreement.

In connection with completion of construction of the building in The Wyomissing Professional Center Campus, on September 24, 2014, the Company entered into an agreement (the “Construction Management Agreement”) with CB Consulting Group LLC (the “Construction Manager”). Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.

14.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized financial information as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At September 30, 2014 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,063,282	$138,574	$—	$2,201,856
Property and equipment, used in operations, net	25,681	—	110,458	—	136,139
Cash and cash equivalents	1,113	3,185	27,036	—	31,334
Prepaid expenses	272	4,462	1,735	3,557	10,026
Deferred income taxes	—	—	2,267	—	2,267
Other current assets	—	34,841	2,885	—	37,726
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $7,308 at September 30, 2014	—	41,146	—	—	41,146
Loan receivable	—	—	35,000	—	35,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(86,167)	196,698	126,730	(237,261)	—
Other assets	14,104	—	741	—	14,845
Total assets	$(44,997)	$2,537,209	$530,524	$(427,299)	$2,595,437

Liabilities
Accounts payable	$9,992	$7,745	$711	$—	$18,448
Accrued expenses	302	913	4,984	—	6,199
Accrued interest	—	42,415	—	—	42,415
Accrued salaries and wages	7,882	—	2,779	—	10,661
Gaming, property, and other taxes	819	29,143	2,599	—	32,561
Income taxes	—	(2,489)	(1,068)	3,557	—
Other current liabilities	13,907	—	1,362	—	15,269
Long-term debt	—	2,546,000	—	—	2,546,000
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred income taxes	—	—	1,783	—	1,783
Total liabilities	32,902	2,623,727	206,745	(190,038)	2,673,336

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 112,432,245 shares issued at September 30, 2014	1,124	—	—	—	1,124
Additional paid-in capital	874,435	130,623	285,334	(415,957)	874,435
Retained (deficit) earnings	(953,458)	(217,141)	38,445	178,696	(953,458)
Total shareholders’ (deficit) equity	(77,899)	(86,518)	323,779	(237,261)	(77,899)
Total liabilities and shareholders’ (deficit) equity	$(44,997)	$2,537,209	$530,524	$(427,299)	$2,595,437

Nine months ended September 30, 2014 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$311,066	$9,672	$—	$320,738
Real estate taxes paid by tenants	—	35,516	1,440	—	36,956
Total rental revenue	—	346,582	11,112	—	357,694
Gaming	—	—	114,677	—	114,677
Food, beverage and other	7	—	8,927	—	8,934
Total revenues	7	346,582	134,716	—	481,305
Less promotional allowances	—	—	(4,396)	—	(4,396)
Net revenues	7	346,582	130,320	—	476,909
Operating expenses
Gaming	—	—	64,233	—	64,233
Food, beverage and other	—	—	7,526	—	7,526
Real estate taxes	—	35,521	2,687	—	38,208
General and administrative	38,140	2,000	18,075	—	58,215
Depreciation	1,366	66,683	11,348	—	79,397
Total operating expenses	39,506	104,204	103,869	—	247,579
Income from operations	(39,499)	242,378	26,451	—	229,330

Other income (expenses)
Interest expense	—	(87,460)	—	—	(87,460)
Interest income	—	—	1,837	—	1,837
Management fee	—	—	—	—	—
Intercompany dividends and interest	487,239	32,188	490,869	(1,010,296)	—
Total other expenses	487,239	(55,272)	492,706	(1,010,296)	(85,623)

Income before income taxes	447,740	187,106	519,157	(1,010,296)	143,707
Income tax (benefit) expense	—	(1,491)	3,972	—	2,481
Net income	$447,740	$188,597	$515,185	$(1,010,296)	$141,226

Nine months ended September 30, 2014 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$447,740	$188,597	$515,185	$(1,010,296)	$141,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,366	66,683	11,348	—	79,397
Amortization of debt issuance costs	—	6,038	—	—	6,038
(Gains) Losses on sales of property	—	(150)	163	—	13
Deferred income taxes	—	—	(3,145)	—	(3,145)
Charge for stock-based compensation	8,623	—	—	—	8,623

(Increase) decrease,
Prepaid expenses and other current assets	1,672	(10,161)	(2,743)	3,557	(7,675)
Other assets	(1,214)	—	(23)	—	(1,237)
Intercompany	(2,604)	(867)	3,471	—	—
Increase (decrease),
Accounts payable	(12,808)	11,009	319	—	(1,480)
Accrued expenses	(8,156)	913	(341)	—	(7,584)
Accrued interest	—	24,360	—	—	24,360
Accrued salaries and wages	751	—	(427)	—	324
Gaming, pari-mutuel, property and other taxes	678	—	(76)	—	602
Income taxes	4,473	(14,797)	(6,932)	(3,557)	(20,813)
Other current and noncurrent liabilities	1,124	—	1,234	—	2,358
Net cash provided by (used in) operating activities	441,645	271,625	518,033	(1,010,296)	221,007
Investing activities
Capital project expenditures, net of reimbursements	(1,599)	(122,927)	—	—	(124,526)
Capital maintenance expenditures	—	—	(2,109)	—	(2,109)
Proceeds from sale of property and equipment	—	150	9	—	159
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	8,000	—	8,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,599)	(122,777)	(177,830)	—	(302,206)
Financing activities
Dividends paid	(388,678)	—	—	—	(388,678)
Proceeds from exercise of options	20,296	—	—	—	20,296
Proceeds from issuance of long-term debt	—	228,000	—	—	228,000
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(113,352)	(562,452)	(334,492)	1,010,296	—
Net cash (used in) provided by financing activities	(481,734)	(366,758)	(334,492)	1,010,296	(172,688)
Net (decrease) increase in cash and cash equivalents	(41,688)	(217,910)	5,711	—	(253,887)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	—	285,221
Cash and cash equivalents at end of period	$1,113	$3,185	$27,036	$—	$31,334

At December 31, 2013 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,010,303	$—	$—	$2,010,303
Property and equipment, used in operations, net	25,458	—	113,663	—	139,121
Cash and cash equivalents	42,801	221,095	21,325	—	285,221
Prepaid expenses	1,191	1,834	2,958	—	5,983
Deferred income taxes	—	—	1,885	343	2,228
Other current assets	753	15,708	906	—	17,367
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $1,270 at December 31, 2013	—	46,877	—	—	46,877
Loan receivable	—	—	—	—	—
Intercompany transactions and investment in subsidiaries	104,391	208,739	308,157	(621,287)	—
Other assets	12,880	—	4,161	—	17,041
Total assets	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Liabilities
Accounts payable	$21,006	$—	$391	$—	$21,397
Accrued expenses	8,458	—	5,325	—	13,783
Accrued interest	—	18,055	—	—	18,055
Accrued salaries and wages	7,131	—	3,206	—	10,337
Gaming, property, and other taxes	141	17,542	1,106	—	18,789
Income taxes	(4,473)	12,308	9,421	—	17,256
Other current liabilities	12,782	—	129	—	12,911
Long-term debt	—	2,350,000	—	—	2,350,000
Deferred income taxes	—	—	3,939	343	4,282
Total liabilities	45,045	2,397,905	23,517	343	2,466,810

Shareholders’ equity (deficit)
Common stock ($.01 par value, 550,000,000 shares authorized, 88,659,448 shares issued at December 31, 2013	887	—	—	—	887
Additional paid-in capital	3,651	17,271	162,700	(179,971)	3,651
Retained earnings (deficit)	137,891	89,380	351,936	(441,316)	137,891
Total shareholders’ equity (deficit)	142,429	106,651	514,636	(621,287)	142,429
Total liabilities and shareholders’ (deficit) equity	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Nine months ended September 30, 2013 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$—	$—	$—	$—
Real estate taxes paid by tenants	—	—	—	—	—
Total rental revenue	—	—	—	—	—
Gaming	—	—	123,508	—	123,508
Food, beverage and other	—	—	9,573	—	9,573
Total revenues	—	—	133,081	—	133,081
Less promotional allowances	—	—	(4,727)	—	(4,727)
Net revenues	—	—	128,354	—	128,354
Operating expenses
Gaming	—	—	69,182	—	69,182
Food, beverage and other	—	—	8,240	—	8,240
Real estate taxes	—	—	1,225	—	1,225
General and administrative	—	—	17,316	—	17,316
Depreciation	—	—	10,826	—	10,826
Total operating expenses	—	—	106,789	—	106,789
Income from operations	—	—	21,565	—	21,565

Other income (expenses)
Interest expense	—	—	—	—	—
Interest income	—	—	1	—	1
Management fee	—	—	(3,850)	—	(3,850)
Intercompany dividends and interest	—	—	—	—	—
Total other expenses	—	—	(3,849)	—	(3,849)

Income before income taxes	—	—	17,716	—	17,716
Income tax expense	—	—	7,122	—	7,122
Net income	$—	$—	$10,594	$—	$10,594

Nine months ended September 30, 2013 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$—	$10,594	$—	$10,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	10,826	—	10,826
Amortization of debt issuance costs	—	—	—	—	—
(Gains) on sales of property	—	—	(31)	—	(31)
Deferred income taxes	—	—	(2,551)	—	(2,551)
Charge for stock-based compensation	—	—	—	—	—

(Increase) decrease,
Prepaid expenses and other current assets	—	—	(1,155)	—	(1,155)
Other assets	—	—	—	—	—
Intercompany	—	—	—	—	—
Increase (decrease),	0	0		0
Accounts payable	—	—	374	—	374
Accrued expenses	—	—	(405)	—	(405)
Accrued interest	—	—	—	—	—
Accrued salaries and wages	—	—	(579)	—	(579)
Gaming, pari-mutuel, property and other taxes	—	—	529	—	529
Income taxes	—	—	(4,579)	—	(4,579)
Other current and noncurrent liabilities	—	—	185	—	185
Net cash provided by operating activities	—	—	13,208	—	13,208
Investing activities
Capital project expenditures, net of reimbursements	—	—	(657)	—	(657)
Capital maintenance expenditures	—	—	(2,510)	—	(2,510)
Proceeds from sale of property and equipment	—	—	141	—	141
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate	—	—	—	—	—
Net cash used in investing activities	—	—	(3,026)	—	(3,026)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(6,194)	—	(6,194)
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Financing costs	—	—	—	—	—
Payments of long-term debt	—	—	—	—	—
Intercompany financing	—	—	—	—	—
Net cash used in financing activities	—	—	(6,194)	—	(6,194)
Net increase in cash and cash equivalents	—	—	3,988	—	3,988
Cash and cash equivalents at beginning of period	—	—	14,562	$—	14,562
Cash and cash equivalents at end of period	$—	$—	$18,550	$—	$18,550

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in “triple net” lease arrangements. As of September 30, 2014, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities of Penn, and the real property associated with the Casino Queen acquired in January 2014.  These facilities are geographically diversified across 12 states.

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

As of September 30, 2014, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a “triple-net” operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a “triple net” basis on terms similar to the Master Lease.  The Casino Queen lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $157.8 million and $77.6 million, respectively, for the three months ended September 30, 2014 compared to $39.6 million and $5.7 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $476.9 million and $229.3 million, respectively, for the nine months ended September 30, 2014 compared to $128.4 million and $21.6 million, respectively, for the corresponding period in the prior year.  The major factors affecting our results for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were:

•
Rental revenue of $119.8 million and $357.7 million, respectively, for the three and nine months ended September 30, 2014, and zero for the three and nine months ended September 30, 2013, as we had not yet entered into a lease with Penn or Casino Queen. Rental revenue for the three and nine months ended September 30, 2014 included real estate taxes of $12.5 million and $37.0 million, respectively. Under ASC 605, “Revenue Recognition,” we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under the Master Lease.

•
Increased general and administrative expenses of $12.2 million for the three months ended September 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $11.6 million for the three months ended September 30, 2014, which included compensation expense of $0.4 million, stock based compensation charges of $7.4 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $0.7 million, legal fees of $0.9 million, and transition services fees of $0.3 million. Compensation expense for the three months ended September 30, 2014, was reduced by an approximate $2 million adjustment to the bonus accrual for corporate executives related to the Meadows transaction. General and administrative expenses increased $40.9 million for the nine months ended September 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $40.2 million for the nine months ended September 30, 2014, which included compensation expense of $7.5 million, stock based compensation charges of $20.6 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $2.1 million, legal fees of $1.7 million, and transition services fees of $1.5 million.

•
Increased depreciation expense of $22.9 million and $68.6 million, respectively, for the three and nine months ended September 30, 2014, compared to the corresponding periods in the prior year, primarily due to the real property assets transferred to GLPI as part of the Spin-Off.

•
Interest expense of $29.4 million and $87.5 million, respectively, for the three and nine months ended September 30, 2014, related to our fixed and variable rate borrowings entered into in connection with the Spin-Off. No interest expense was recognized in the three and nine month periods ended September 30, 2013.

•
Net income increased by $47.2 million and $130.6 million, respectively for the three and nine months ended September 30, 2014, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Recent Developments

The following are recent developments that will have an impact our operating results:

•
The resolution of our jointly requested Pre-Filing Agreement from the IRS to confirm the appropriate allocation of Penn’s historical earnings and profits between GLPI and Penn.  The outcome of this request will affect the amount of the dividend required to be paid by GLPI to its shareholders prior to December 31, 2014.

Segment Developments

The following are recent developments that have had or will have an impact on us by segments:

GLP Capital

•
On May 14, 2014, the Company announced that it had entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time.  The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to the consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.

Although the Company intends to pursue its claims vigorously, there can be no assurances that the Company will prevail on any of the claims in the action, or, if the Company does prevail on one or more of the claims, of the amount of recovery that may be awarded to the Company for such claim(s). In addition, the timing and resolution of the claims set forth in the lawsuit are unpredictable and the Company is not able to currently predict any effect this suit may have on closing of the transaction.

•
During the three months ended September 30, 2014, operations at both Hollywood Casino Mahoning Valley Race Course and Hollywood Casino at Dayton Raceway, our two joint development properties with Penn commenced operations. In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Operations at Hollywood Gaming at Mahoning Valley Race Course commenced on September 17, 2014. The new facility at Mahoning Valley Race Course is a thoroughbred track that opened with 850 video lottery terminals and is located on 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened its doors to the public on August 28, 2014 and is a standardbred track that opened with 1,000 video lottery terminals and is located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. GLPI’s share of the budget for these two projects was limited solely to real estate construction costs which were budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively, of which $100.0 million and $88.2 million has been paid or accrued through September 30, 2014. Both facilities were added to the Master Lease upon commencement of operations.

•
Operations at the Argosy Casino Sioux City ceased at the end of July, as the result of a ruling of the Iowa Racing and Gaming Commission (“IRGC”). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court. The closure of the Sioux City property resulted in reduced rental revenue of approximately $1.1 million for the three months ended September 30, 2014 and will result in reduced rental revenue of approximately $1.6 million for the fourth quarter of 2014 and $6.2 million on an annual go forward basis. The real property assets associated with the Sioux City property were fully depreciated at the closure date and were subsequently sold to a third party.

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

TRS Properties

•
Hollywood Casino Perryville continued to face increased competition, led by the August 26, 2014 opening of the Horseshoe Casino Baltimore, located in downtown Baltimore. In addition, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland opened table games on April 11, 2013, and a 52 table poker room in late August 2013. Both facilities have negatively impacted Perryville's results of operations.

•
In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County Maryland and the ability to add table games to Maryland’s five existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. Table games were opened at our Perryville, Maryland facility on March 5, 2013. We expect Perryville’s tax rate to decrease from 67 percent to 61 percent when the facility directly purchases its slot machines in April 2015. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The proposed $925 million casino, which cannot open until the earlier of July 2016 or 30 months after the opening date of the Horseshoe Casino Baltimore, will adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the nine months ended September 30, 2014.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

•
The fact that the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues
Rental	$107,326	$—	$320,738	$—
Real estate taxes paid by tenants	12,512	—	36,956	—
Total rental revenue	119,838	—	357,694	—
Gaming	36,473	38,129	114,677	123,508
Food, beverage and other	3,015	2,984	8,934	9,573
Total revenues	159,326	41,113	481,305	133,081
Less promotional allowances	(1,531)	(1,480)	(4,396)	(4,727)
Net revenues	157,795	39,633	476,909	128,354
Operating expenses
Gaming	20,504	21,701	64,233	69,182
Food, beverage and other	2,471	2,690	7,526	8,240
Real estate taxes	12,929	413	38,208	1,225
General and administrative	17,743	5,553	58,215	17,316
Depreciation	26,526	3,611	79,397	10,826
Total operating expenses	80,173	33,968	247,579	106,789
Income from operations	$77,622	$5,665	$229,330	$21,565

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Three Months Ended September 30,
	2014	2013	2014	2013
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$119,845	$—	$72,288	$—
TRS Properties	37,950	39,633	5,334	5,665
Total	$157,795	$39,633	$77,622	$5,665

	Nine Months Ended September 30,
	2014	2013	2014	2013
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$357,701	$—	$210,378	$—
TRS Properties	119,208	128,354	18,952	21,565
Total	$476,909	$128,354	$229,330	$21,565

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, and other depreciation reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, and (gains) or losses from sales of property, management fees, and stock based compensation expense.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$49,902	$2,681	$141,226	$10,594
(Gains) losses from sales of property	(146)	(1)	13	(31)
Real estate depreciation	23,472	—	70,205	—
Funds from operations	$73,228	$2,680	$211,444	$10,563
Other depreciation	3,054	3,611	9,192	10,826
Amortization of debt issuance costs	2,020	—	6,038	—
Stock based compensation	3,536	—	8,623	—
Maintenance CAPEX	(641)	(766)	(2,109)	(2,510)
Adjusted funds from operations	$81,197	$5,525	$233,188	$18,879
Interest, net	28,755	—	85,623	(1)
Management fees	—	1,189	—	3,850
Income tax (benefit) expense	(1,035)	1,795	2,481	7,122
Maintenance CAPEX	641	766	2,109	2,510
Amortization of debt issuance costs	(2,020)	—	(6,038)	—
Adjusted EBITDA	$107,538	$9,275	$317,363	$32,360

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 is as follows:

	GLP Capital (1)	TRS Properties
Three Months Ended September 30,	2014	2014	2013
	(in thousands)
Net income	$47,624	$2,278	$2,681
(Gains) losses from sales of property	(150)	4	(1)
Real estate depreciation	23,472	—	—
Funds from operations	$70,946	$2,282	$2,680
Other depreciation	—	3,054	3,611
Debt issuance costs amortization	2,020	—	—
Stock based compensation	3,536	—	—
Maintenance CAPEX	—	(641)	(766)
Adjusted funds from operations	$76,502	$4,695	$5,525
Interest, net (2)	26,155	2,600	—
Management fees	—	—	1,189
Income tax (benefit) expense	(1,491)	456	1,795
Maintenance CAPEX	—	641	766
Debt issuance costs amortization	(2,020)	—	—
Adjusted EBITDA	$99,146	$8,392	$9,275

	GLP Capital (1)	TRS Properties
Nine Months Ended September 30,	2014	2014	2013
	(in thousands)
Net income	$134,048	$7,178	$10,594
(Gains) losses from sales of property	(150)	163	(31)
Real estate depreciation	70,205	—	—
Funds from operations	$204,103	$7,341	$10,563
Other depreciation	—	9,192	10,826
Debt issuance costs amortization	6,038	—	—
Stock based compensation	8,623	—	—
Maintenance CAPEX	—	(2,109)	(2,510)
Adjusted funds from operations	$218,764	$14,424	$18,879
Interest, net (2)	77,821	7,802	(1)
Management fees	—	—	3,850
Income tax (benefit) expense	(1,491)	3,972	7,122
Maintenance CAPEX	—	2,109	2,510
Debt issuance costs amortization	(6,038)	—	—
Adjusted EBITDA	$289,056	$28,307	$32,360

(1)	GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $7.8 million, respectively, for the three and nine months ended September 30, 2014.

FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $70.9 million, $76.5 million and $99.1 million, respectively, for the three months ended September 30, 2014. FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $204.1 million, $218.8 million and $289.1 million, respectively, for the nine months ended September 30, 2014.

Net income for our TRS Properties segment decreased by $0.4 million and $3.4 million, respectively for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily due to additional competition in the Perryville market and increased operating pressure at both of our TRS properties, as well as interest expense in the three and nine months ended September 30, 2014.  FFO for our TRS Properties segment decreased by

$0.4 million and $3.2 million, respectively for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily due to the decrease in net income described above.  AFFO for our TRS Properties segment decreased by $0.8 million and $4.5 million, respectively for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily due to the decrease described above, as well as decreases of $0.5 million and $1.6 million, respectively in depreciation expense at Hollywood Casino Perryville for the three and nine months ended September 30, 2014, due to certain equipment purchased at opening now being fully depreciated.  Adjusted EBITDA for our TRS Properties segment decreased by $0.9 million and $4.1 million, respectively for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily due to the decrease described above, as well as a combination of higher interest expense, lower taxes and the elimination of management fees in both the three and nine months ended September 30, 2014.

Revenues

Revenues for the three and nine months September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Total rental revenue	$119,838	$—	$119,838	N/A
Gaming	36,473	38,129	(1,656)	(4.3)%
Food, beverage and other	3,015	2,984	31	1.0%
Total Revenues	159,326	41,113	118,213	287.5%
Less promotional allowances	(1,531)	(1,480)	(51)	3.4%
Net revenues	$157,795	$39,633	$118,162	298.1%

				Percentage
Nine Months Ended September 30,	2014	2013	Variance	Variance
Total rental revenue	$357,694	$—	$357,694	N/A
Gaming	114,677	123,508	(8,831)	(7.2)%
Food, beverage and other	8,934	9,573	(639)	(6.7)%
Total Revenues	481,305	133,081	348,224	261.7%
Less promotional allowances	(4,396)	(4,727)	331	(7.0)%
Net revenues	$476,909	$128,354	$348,555	271.6%

Total rental revenue

For the three months ended September 30, 2014, rental income was $119.8 million for our GLP Capital segment, which included $12.5 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the nine months ended September 30, 2014, rental income was $357.7 million for our GLP Capital segment, which included $37.0 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $1.7 million, or 4.3%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to decreased gaming revenues of $0.5 million at Hollywood Casino Baton Rouge and $1.2 million at Hollywood Casino Perryville, resulting from additional competition in the Perryville market and increased operating pressure at both of our TRS properties. Gaming revenue for our TRS Properties segment decreased by $8.8 million, or 7.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to decreased gaming revenues of $5.5 million at Hollywood Casino Baton Rouge and $3.3 million at Hollywood Casino Perryville for the reason described above.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$20,504	$21,701	$(1,197)	(5.5)%
Food, beverage and other	2,471	2,690	(219)	(8.1)%
Real estate taxes	12,929	413	12,516	3,030.5%
General and administrative	17,743	5,553	12,190	219.5%
Depreciation	26,526	3,611	22,915	634.6%
Total operating expenses	$80,173	$33,968	$46,205	136.0%

				Percentage
Nine Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$64,233	$69,182	$(4,949)	(7.2)%
Food, beverage and other	7,526	8,240	(714)	(8.7)%
Real estate taxes	38,208	1,225	36,983	3,019.0%
General and administrative	58,215	17,316	40,899	236.2%
Depreciation	79,397	10,826	68,571	633.4%
Total operating expenses	$247,579	$106,789	$140,790	131.8%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $1.2 million, or 5.5%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to decreases of $0.1 million and $0.5 million, respectively in gaming and admission taxes at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from a reduction in taxable gaming revenue. Gaming expense for our TRS Properties segment decreased by $4.9 million, or 7.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to decreases of $1.5 million and $2.2 million, respectively in gaming and admission taxes at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from a reduction in taxable gaming revenue.

Real estate taxes

Real estate taxes increased by $12.5 million, or 3,030.5%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the real estate taxes paid by our tenants on the leased properties in our GLP Capital segment.  For the same reason, real estate taxes increased by $37.0 million, or 3,019.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

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

General and administrative expenses increased by $12.2 million, or 219.5%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily resulting from general and administrative expenses for our GLP Capital segment of $11.6 million for the three months ended September 30, 2014, which included compensation expense of $0.4 million,  stock based compensation charges of $7.4 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $0.7 million, legal fees of $0.9 million, and transition services fees of $0.3 million. Compensation expense for the three months ended September 30, 2014, was reduced by an approximate $2 million adjustment to the bonus accrual for corporate executives related to the Meadows transaction. General and administrative expenses increased $40.9 million, or 236.2%, for the nine months ended September 30, 2014, primarily resulting from general and administrative expenses for our GLP Capital segment of $40.2 million for the nine months ended September 30, 2014, which included compensation expense of $7.5 million, stock based compensation charges of $20.6 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $2.1 million, legal fees of $1.7 million, and transition services fees of $1.5 million.

Depreciation expense

Depreciation expense increased by $22.9 million, or 634.6%, to $26.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the real property assets in our GLP Capital segment, transferred to GLPI as part of the Spin-Off.  For the same reason, depreciation expense increased by $68.6 million, or 633.4%, to $79.4 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Interest expense	$(29,378)	$—	$(29,378)	N/A
Interest income	623	—	623	N/A
Management fee	—	(1,189)	1,189	(100.0)%
Total other expenses	$(28,755)	$(1,189)	$(27,566)	2,318.4%

				Percentage
Nine Months Ended September 30,	2014	2013	Variance	Variance
Interest expense	$(87,460)	$—	$(87,460)	N/A
Interest income	1,837	1	1,836	183,600.0%
Management fee	—	(3,850)	3,850	(100.0)%
Total other expenses	$(85,623)	$(3,849)	$(81,774)	2,124.6%

Interest expense

For the three months ended September 30, 2014, interest expense was $29.4 million related to our fixed and variable rate borrowings. For the nine months ended September 30, 2014, interest expense was $87.5 million related to our fixed and variable rate borrowings. We had no interest expense for the three and nine months ended September 30, 2013.

Management fee

Management fees decreased by $1.2 million, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off. For the same reason, management fees decreased by $3.9 million, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Taxes

During the three months ended September 30, 2014, we had a net tax benefit of approximately $1.0 million, compared to income tax expense of $1.8 million in the prior year period. For the nine months ended September 30, 2014 and 2013, we recognized income tax expense of $2.5 million and $7.1 million, respectively. Our election to be taxed as REIT for our taxable year beginning on January 1, 2014 contributed to the income tax benefit in the three months ended September 30, 2014 and the decreased income tax expense in the nine months ended September 30, 2014, as compared to the corresponding period in the prior year. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was negative 2.1% for the three months ended September 30, 2014, as compared to 40.1% for the three months ended September 30, 2013, driven by our REIT election. For the same reason, our effective tax rate decreased to 1.7% from 40.2% for the nine months ended September 30, 2014 as compared to the same period in the prior year. As a REIT, we will no longer be required to pay federal corporate income tax on earnings from operation of the REIT that are distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on the earnings of our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $221.0 million and $13.2 million, respectively, during the nine months ended September 30, 2014 and 2013. The increase in net cash provided by operating activities of $207.8 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $348.4 million, partially offset by an increase in cash paid to suppliers and vendors of $59.5 million, an increase in cash paid to employees of $17.6 million, a net increase of $6.6 million related to cash paid for taxes and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off, and an increase in cash paid for interest of $57.0 million. The increase in cash receipts collected from our customers/tenants for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was primarily due to nine months of rental income of $357.7 million, partially offset by a decrease of $9.1 million in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets.

Net cash used in investing activities totaled $302.2 million and $3.0 million, respectively, for the nine months ended September 30, 2014 and 2013.  The increase in net cash used in investing activities of $299.2 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was primarily due to a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million five year term loan to Casino Queen, less $8.0 million of principal payments, as well as increased capital expenditures of $123.5 million primarily related to construction spend at the two recently opened Ohio facilities for the nine months ended September 30, 2014.

Financing activities used net cash of $172.7 million and $6.2 million, respectively, during the nine months ended September 30, 2014 and 2013. Net cash used in financing activities for the nine months ended September 30, 2014 included dividend payments of $388.7 million, partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $195.7 million and proceeds from stock option exercises of $20.3 million.

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

Capital project expenditures totaled $124.5 million for the nine months ended September 30, 2014 and primarily consisted of $62.2 million and $58.7 million for the real estate related construction costs of the Mahoning Valley Race Course and the Dayton Raceway, respectively.

During the three months ended September 30, 2014, operations at both Hollywood Casino Mahoning Valley Race Course and Hollywood Casino at Dayton Raceway, our two joint development properties with Penn commenced operations. In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Operations at Hollywood Gaming at Mahoning Valley Race Course commenced on September 17, 2014. The new facility at Mahoning Valley Race Course is a thoroughbred track that opened with 850 video lottery terminals and is located on 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened its doors to the public on August 28, 2014 and is a standardbred track that opened with 1,000 video lottery terminals and is located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs, which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively, of which $100.0 million and $88.2 million has been paid or accrued through September 30, 2014. Both facilities were added to the Master Lease upon commencement of operations.

During the nine months ended September 30, 2014, we spent approximately $2.1 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

The Company participates in a $1,000.0 million Credit Facility, consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At September 30, 2014, the Credit Facility had a gross outstanding balance of $496 million, consisting of the $300.0 million Term Loan A facility and $196.0 million of borrowings under the revolving credit facility. Additionally, at September 30, 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $744 thousand, resulting in $503.3 million of available borrowing capacity under the revolving credit facility as of September 30, 2014.

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

At September 30, 2014, the Company was in compliance with all required covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,546.0 million at September 30, 2014. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from four to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2014.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	Thereafter	Total	Fair Value at 9/30/2014
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$550,000	$1,500,000	$2,050,000	$2,101,000
Average interest rate					4.38%	5.04%

Variable rate	$—	$—	$—	$—	$496,000	$—	$496,000	$474,920
Average interest rate (1)					4.28%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended September 30, 2014.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P.

10.2*	Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

November 7, 2014	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P.

10.2	Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC.
31.1	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.