Form 10-K
period 2014-12-31
Gaming & Leisure Properties, Inc.; GLP Financing II, Inc.; GLP Capital, L.P.
filed 2015-02-27
CIK 1575965, 1610074, 1610075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.4 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2014. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.
The number of shares of the registrant's common stock outstanding as of February 20, 2015 was 113,662,355.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•
the ability to receive, or delays in obtaining, the regulatory approvals required to own and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects;

•
the outcome of our lawsuit against Cannery Casino Resorts LLC ("CCR"), the owner of the Meadows Racetrack and Casino, alleging among other things, fraud, breach of the agreement and breach of the related consulting agreement;

•
our ability to qualify as a real estate investment trust ("REIT"), given the highly technical and complex Internal Revenue Code ("Code") provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT qualification and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

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

 This Annual Report on Form 10-K includes information regarding Penn National Gaming, Inc. and Subsidiaries ("Penn"), a Pennsylvania corporation. Penn is subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn provided in this Annual Report on Form 10-K has been derived from public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for information purposes only. Penn's filings with the SEC can be found at www.sec.gov.
In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). GLPI owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.
The Company intends to elect on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back these assets to Penn for use by its subsidiaries pursuant to a master lease (the "Master Lease"). The Master Lease is a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions.
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
In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 11 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. "Triple net" leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2014, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis,

Illinois. These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2014, the Company's properties were 100% occupied.
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
Tenants
As of December 31, 2014, all of the Company's rental properties, with the exception of the real property associated with the Casino Queen acquired in January 2014, were leased to a wholly-owned subsidiary of Penn under the Master Lease.
Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. The obligations under the Master Lease are guaranteed by Penn and by all Penn subsidiaries that occupy and operate the facilities leased under the Master Lease, or that own a gaming license, other license or other material asset necessary to operate any portion of the facilities. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the entire Penn portfolio.
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
The following table summarizes certain features of our properties as of December 31, 2014:

	Location	Type of Facility	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenants
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	74.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	0.4	2.1	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	276.4	—	100
Argosy Casino Alton	Alton, IL	Dockside gaming	241,762	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	43.8	—	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	573.7	—	—
M Resort	Henderson, NV	Land-based gaming	910,173	87.6	—	390
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	6.7	27.6	152
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	579.9	—	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	41.0	—	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	1.6	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	247.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Standardbred racing	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	193.4	—	—
Casino Queen	East St. Louis, IL	Land-based gaming	330,502	67.3		157
			6,970,344	3,045.8	134.1	2,792
TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	120,517	28.9	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	97,961	36.4	—	—
			218,478	65.3	—	—
Total			7,188,822	3,111.1	134.1	2,792

(1)	Square footage includes air conditioned space and excludes parking garages and barns.

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

Hollywood Casino Aurora
We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 0.4 acres, on which the pavilion is located and a pedestrian walkway bridge. The property also includes a parking lot under an operating lease agreement and two parking garages under capital lease agreements, together comprising 2.1 acres.
Hollywood Casino Joliet
We own 276.4 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a 1,100 space parking garage, surface parking areas and a recreational vehicle park.
Argosy Casino Alton
We lease 3.6 acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas with 1,341 spaces. In addition, we own an office building property consisting of 0.2 acres.
Hollywood Casino Toledo
We own a 43.8 acre site in Toledo, Ohio, where Hollywood Casino Toledo is located. The property includes the casino as well as structured and surface parking for approximately 3,300 spaces.
Hollywood Casino Columbus
We own 116.2 acres of land in Columbus, Ohio, where Hollywood Casino Columbus is located. The property includes the casino as well as structured and surface parking for 4,616 spaces.
Hollywood Casino at Charles Town Races
We own 298.6 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.
Hollywood Casino at Penn National Race Course
We own 573.7 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 181 acres. The facility includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes approximately 393 acres surrounding the Penn National Race Course that are available for future expansion or development.
M Resort
We own 87.6 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel, a 4,700 space parking facility and other facilities.
Hollywood Casino Bangor
We own and lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of 6.7 acres, and includes a 152-room hotel and four-story parking. In addition, we lease 27.6 acres located at historic Bass Park, which is adjacent to the facility, and includes a one-half mile standardbred racetrack and a grandstand with over 12,000 square feet and seating for 3,500 patrons.
Zia Park Casino
We own 317.4 acres in Hobbs, New Mexico, where Zia Park Casino is located. The property also includes a one-mile quarter thoroughbred racetrack.
Hollywood Casino Gulf Coast
We own 579.9 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel and other facilities.

Argosy Casino Riverside
We own 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.
Hollywood Casino Tunica
We lease 67.7 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.
Boomtown Biloxi
We lease 1.0 acres of land mostly used for parking and a welcome center. In addition our tenant has rights to 18.5 acres of land, most of which is utilized for the gaming location and 4.5 acres of submerged tidelands at the casino site.
Hollywood Casino St. Louis
We own 247.8 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking for approximately 4,600 spaces.
Hollywood Gaming at Dayton Raceway
We own 119.7 acres in Dayton, Ohio, where Penn opened Hollywood Gaming at Dayton Raceway on August 28, 2014. The property includes a land-based casino, a 5/8-mile all-weather standardbred racetrack and surface parking.
Hollywood Gaming at Mahoning Valley Race Course
We own 193.4 acres in Youngstown, Ohio, where Penn opened Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. The property includes a land-based casino, a one-mile thoroughbred racetrack and surface parking.
Casino Queen
We own 67.3 acres in East St. Louis, Illinois, which includes a 157-room hotel, a recreational vehicle park and surface parking areas.
TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space with 956 gaming machines and 12 table games. The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a grill, a 268-seat buffet, a deli, a premium players' lounge, a nightclub, a lobby bar, a public atrium, two meeting rooms and 1,490 parking spaces.
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 1,158 slot machines, 12 table games and 10 poker tables. The facility also offers various food and beverage options, including a bar and grill, a gift shop and 1,600 parking spaces with valet and self-parking.
Competition
We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Furthermore, a mid-sized regional casino operator has recently announced plans to separate its real estate assets and operations through the formation of a REIT. Another large global casino operator has declared a voluntary Chapter 11 reorganization in order to significantly reduce its debt with the intent of restructuring its operations into a REIT and separate operating company. There is also market speculation surrounding the formation of additional gaming REITs. If any of these transactions materialize, we will face direct competition in the acquisition of gaming properties.

In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which our gaming tenants and operators are located have legalized, and will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming tenants and operators and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants and operators' ability to compete with facilities in nearby jurisdictions.
Hollywood Casino Perryville continued to face additional competition, led by the August 26, 2014 opening of the Horseshoe Casino Baltimore, located in downtown Baltimore. In addition Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland, which opened on June 6, 2012, added table games on April 11, 2013, and a 52 table poker room in late August 2013. Further, in early 2015, Horseshoe Casino Baltimore and Maryland Live! received approval to add additional table games. Both facilities have and will continue to negatively impact Hollywood Casino Perryville's results of operations.
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George's County. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. In December 2013, the license for the sixth casino in Prince George's County was granted. The proposed $1.2 billion casino resort, which is expected to open in the second half of 2016 will adversely impact Hollywood Casino Perryville's financial results.
In Louisiana, a new riverboat casino and hotel opened on September 1, 2012 in Baton Rouge. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 "Segment Reporting") reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 13—Segment Information" for further information with respect to the Company's segments.
Management

Name	Age	Position
Peter M. Carlino	68	Chairman of the Board and Chief Executive Officer
William J. Clifford	57	Chief Financial Officer, Secretary and Treasurer
Steven T. Snyder	54	Senior Vice President of Corporate Development
Desiree A. Burke	49	Senior Vice President and Chief Accounting Officer
Brandon J. Moore	40	Senior Vice President and General Counsel
Peter M. Carlino.    Mr. Carlino is Chairman of our Board of Directors and Chief Executive Officer. Prior to the Spin-Off, Mr. Carlino served as Penn's Chief Executive Officer since April 1994. Subsequent to the Spin-Off, Mr. Carlino no longer serves as an officer of Penn, however, he continues in his role as Penn's Chairman of the Board of Directors. Since 1976, Mr. Carlino has been President of Carlino Capital Management Corp. (formerly known as Carlino Financial Corporation), a holding company that owns and operates various Carlino family businesses, in which capacity he has been continuously active in strategic planning and monitoring the operations.
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
Steven T. Snyder.    Mr. Snyder is our Senior Vice President of Corporate Development. Mr. Snyder joined the Company in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, he served as Penn's Senior Vice President of Corporate Development since 2003 and was responsible for identifying and conducting internal and industry analysis of potential acquisitions, partnerships and other opportunities. He joined Penn as Vice President of Corporate Development in May 1998 and held that position until his appointment to Senior Vice President in 2003. Prior to joining Penn, Mr. Snyder was a partner with Hamilton Partners, Ltd., as well as Managing Director of Municipal and Corporate Investment Banking for Meridian Capital Markets. Mr. Snyder began his career in finance at Butcher & Singer, where he served as First Vice President of Public Finance.
Desiree A. Burke. Ms. Burke joined the Company in April 2014 as our Senior Vice President and Chief Accounting Officer. Previously, Ms. Burke served as Penn's Vice President and Chief Accounting Officer since November 2009. Additionally, she served as Penn's Vice President and Corporate Controller from November 2005 to October 2009. Prior to her time at Penn National Gaming, Inc., Ms. Burke was the Executive Vice President/Director of Financial Reporting and Control for MBNA America Bank, N.A. She joined MBNA in 1994 and held positions of ascending responsibility in the finance department during her tenure. Ms. Burke is a CPA.
Brandon J. Moore.    Mr. Moore joined the Company in January 2014 as our Senior Vice President and General Counsel. Previously, he served as Penn's Vice President, Senior Corporate Counsel since March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr, LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
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
To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If, upon request by the Company, a shareholder fails or refuses to comply with the demands, such holder will be required by Treasury regulations to submit a statement with his, her or its tax return disclosing the actual ownership of our stock and other information.
Qualified REIT Subsidiaries

The Code provides that a corporation that is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a "qualified REIT subsidiary" shall be treated as assets, liabilities and items of income, deduction and credit of the REIT. A "qualified REIT subsidiary" is a corporation, all of the capital stock of which is owned by the REIT, that has not elected to be a "taxable REIT subsidiary" (discussed below). In applying the requirements described herein, all of our "qualified REIT subsidiaries" will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and items of income, deduction and credit. These subsidiaries, therefore, will not be subject to federal corporate income taxation, although they may be subject to state and local taxation.
Taxable REIT Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a TRS. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a TRS. The separate existence of a TRS is not ignored for U.S. federal income tax purposes. Accordingly, a TRS generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate and may reduce our ability to make distributions to our shareholders.
We are not treated as holding the assets of a TRS or as receiving any income that the subsidiary earns. Rather, the stock issued by the TRS to us is an asset in our hands, and we treat the dividends paid to us, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of TRSs on a look-through basis in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use TRSs to perform services or conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.
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
Rents received by a REIT will qualify as "rents from real property" in satisfying the gross income requirements described above only if several conditions are met.

•
The amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of gross receipts or sales.

•
Rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively, owns 10% or more of such tenant (a "Related Party Tenant"). However, rental payments from a taxable REIT subsidiary will qualify as rents from real property even if we own more than 10% of the total value or combined voting power of the taxable REIT subsidiary if at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space.

•
Rent attributable to personal property leased in connection with a lease of real property will not qualify as "rents from real property" if such rent exceeds 15% of the total rent received under the lease.

•
the REIT generally must not operate or manage the property or furnish or render services to tenants, except through an "independent contractor" who is adequately compensated and from whom the REIT derives no income, or through a taxable REIT subsidiary. The "independent contractor" requirement, however, does not apply to the extent the services provided by the REIT are "usually or customarily rendered" in connection with the rental of space for occupancy only, and are not otherwise considered "rendered to the occupant." In addition, a de minimis rule applies with respect to non-customary services. Specifically, if the value of the non-customary service income with respect to a property (valued at no less than 150% of the direct costs of performing such services) is 1% or less of the total income derived from the property, then all rental income except the non-customary service income will qualify as "rents from real property." A taxable REIT subsidiary may provide services (including noncustomary services) to a REIT’s tenants without "tainting" any of the rental income received by the REIT, and will be able to manage or operate properties for third parties and generally engage in other activities unrelated to real estate.

We do not anticipate receiving rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of gross receipts or sales consistent with the rules described above). We also do not anticipate receiving more than a de minimis amount of rents from any Related Party Tenant or rents attributable to personal property leased in connection with real property that will exceed 15% of the total rents received with respect to such real property. We may receive certain types of income that will not qualify under the 75% or 95% gross income tests. In particular, dividends received from a taxable REIT subsidiary will not qualify under the 75% test. We believe, however, that the aggregate amount of such items and other non-qualifying income in any taxable year will not cause GLPI to exceed the limits on non-qualifying income under either the 75% or 95% gross income tests.
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
We believe that we have and will continue to be in compliance with these gross income tests. If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may still qualify to be taxed as a REIT for such year if we are entitled to relief under applicable provisions of the Code. These relief provisions will be generally available if (i) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (ii) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations, which have not yet been issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify to be taxed as a REIT. Even if these relief provisions apply, and we retain our status as a REIT, the Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
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
Third, we may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below. Solely for purposes of the 10% asset test, the determination of our interest in the assets of a partnership or limited liability company in which we own an interest will be based on our proportionate interest in any securities issued by the partnership or limited liability company, excluding for this purpose certain securities described in the Code. The safe harbor under which certain types of securities are disregarded for purposes of the 10% value limitation includes (1) straight debt securities (including straight debt securities that provides for certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a "related person"; (4) any obligation to pay rents from real property; (5) certain securities issued by a State or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of a security. In addition, for purposes of applying the 10% value limitation, (a) a REIT’s interest as a partner in a partnership is not considered a security; (b) any debt instrument issued by a partnership is not treated as a security if at least 75% of the partnership’s gross income is from sources that would qualify for the 75% REIT gross income test, and (c) any debt instrument issued by a partnership is not treated as a security to the extent of the REIT’s interest as a partner in the partnership.
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

We believe that we have been and will continue to be in compliance with the asset tests described above.
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
For purposes of the 90% distribution requirement and excise tax described above, any distribution must be paid in the taxable year to which they relate, or in the following taxable year if such distributions are declared in October, November or December of the taxable year, are payable to shareholders of record on a specified date in any such month, and are actually paid before the end of January of the following year. Such distributions are treated as both paid by us and received by our shareholders on December 31 of the year in which they are declared.
In addition, at our election, a distribution for a taxable year may be declared before we timely file our tax return for the year, provided we pay such distribution with or before our first regular dividend payment after such declaration, and such payment is made during the 12-month period following the close of such taxable year. Such distributions are taxable to our shareholders in the year in which paid, even though the distributions relate to our prior taxable year for purposes of the 90% distribution requirement.

In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is (i) pro rata among all outstanding shares of stock within a particular class and (ii) in accordance with any preferences among different classes of stock as set forth in our organizational documents

We believe that we have satisfied the annual distribution requirements for the year of our initial REIT election, December 31, 2014. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2015 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
These regulations will impact our business in two important ways: (1) our ownership and operation of the TRS Properties and (2) the operations of our gaming tenants. Our ownership and operation of the TRS Properties will subject GLPI and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier of Penn because of its status as landlord.
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
Insurance
We have comprehensive liability, property and business interruption insurance at our TRS Properties. In regards to our properties subject to "triple-net" leases, the lease agreements require our tenants to have their own comprehensive liability, property and business interruption insurance policies, including protection for our insurable interests as the landlord.
Environmental Matters
Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of the properties we own utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Our "triple-net" leases obligate the tenants thereunder to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. An operator's failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.
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
Employees
As of December 31, 2014, we had 807 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 210 of our employees at Hollywood Casino Perryville under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.
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
Penn has received a private letter ruling from the IRS substantially to the effect that, among other things, the Spin-Off, together with the required compliance exchanges and certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code (the "IRS Ruling"). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and Penn received from its tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that Penn received from its tax advisors, relied on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI's business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
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
The agreements that we entered into with Penn in connection with the Spin-Off, including the Separation and Distribution Agreement, Master Lease, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement, were negotiated in the context of the Spin-Off while we were still a wholly-owned subsidiary of Penn. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Penn. As a result, although those agreements are generally intended to reflect arm's-length terms, the terms of those agreements may not reflect terms that would have resulted from arm's-length negotiations between unaffiliated third parties. Accordingly, there can be no assurance that the terms of these agreements will be as favorable for GLPI as would have resulted from negotiations with one or more unrelated third parties.
The historical financial information included in this filing may not be a reliable indicator of future results.
The historical financial statements included herein primarily consist of the combined historical financial data of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which were acquired by a subsidiary of GLPI called GLP Holdings, Inc., and which operate the TRS Properties. The financial results for the years ended December 31, 2012, 2011 and 2010 reflect only the operations of the TRS Properties, whereas financial results for the Company's 2013 fiscal year reflect a full year of operations for the businesses in the taxable REIT subsidiaries and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity.
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
A subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on Penn to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. The inability or unwillingness of Penn to meet its subsidiary's rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.
Due to our dependence on rental payments from Penn and its tenant subsidiary as our main source of revenues, we may be limited in our ability to enforce our rights under the Master Lease or to terminate the lease with respect to a particular property. Failure by Penn's tenant subsidiary to comply with the terms of the Master Lease or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Penn. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of significantly reducing our rental revenues.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
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
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate exclusively in certain states and from overseas locations, and are accessible to certain domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
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
The tenants of our gaming properties are operators of gaming facilities, which operators must be licensed under applicable state law. Prior to the transfer of gaming facilities, the new operator generally must become licensed under state law. In the event that the Master Lease or any future lease agreement we will enter into is terminated or expires and a new tenant is found, any delays in the new tenant receiving regulatory approvals from the applicable state government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for GLPI to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which GLPI elects to qualify to be taxed as a REIT. Additionally, at least 100 persons must beneficially own GLPI stock during at least 335 days of a taxable year (other than the first taxable year for which GLPI elects to be taxed as a REIT). GLPI's charter, with certain exceptions, authorizes the Board of Directors to take such actions as are necessary and desirable to preserve GLPI's qualification as a REIT. GLPI's charter also provides that, subject to certain exceptions exempted by the Board of Directors, no person may beneficially or constructively own more than 7% in value or in number, whichever is more restrictive, of GLPI's outstanding shares of all classes and series of stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of GLPI that might involve a premium price for shares of GLPI stock or otherwise be in the best interests of GLPI shareholders. The acquisition of less than 7% of our outstanding stock by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 7% in value of our outstanding stock, and thus violate our charter's ownership limit. Our charter prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Code. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. GLPI's charter also provides that shares of GLPI's capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of GLPI's capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. GLPI or its designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of GLPI's capital stock in violation of the limit may be void under certain circumstances. GLPI's 7% ownership limitation may have the effect of delaying, deferring or preventing a change in control of GLPI, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for GLPI's shareholders. To assist GLPI in complying with applicable gaming laws, our charter also provides that capital stock of GLPI that is owned or controlled by an unsuitable person or an affiliate of an unsuitable person will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any such unsuitable person or affiliate will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by the unsuitable person or affiliate for the shares or the amount realized from the sale, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion. The shares shall additionally be redeemable by GLPI, out of funds legally available for that redemption, to the extent required by the gaming authorities making the determination of unsuitability or to the extent determined to be necessary or advisable by our Board of Directors, at a redemption price equal to the lesser of (i) the market price on the date of the redemption notice, (ii) the market price on the redemption date, or (iii) the actual amount paid for the shares by the owner thereof, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion.
Pennsylvania law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit GLPI's shareholders from realizing a premium on their stock.
GLPI's charter and bylaws contain, and Pennsylvania law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with GLPI's Board of Directors rather than to attempt a hostile takeover. GLPI's charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors; (iii) classify our Board of Directors into three separate classes with staggered terms; (iv) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (v) not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to the compensation and governance committee; (vi) require shareholders to have beneficially owned at least 1% of the outstanding GLPI common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders meeting; and (vii) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
GLPI's believes these provisions will protect its shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with GLPI's Board of Directors and by providing GLPI's Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make GLPI immune from takeovers or to prevent a transaction from occurring. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that GLPI's Board of Directors determines is not in the best interests of GLPI. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our management team, including chairman and chief executive officer, Peter M. Carlino, and chief financial officer, William J. Clifford, has limited experience operating a REIT.
The requirements for qualifying as a REIT are highly technical and complex. Our management team, including chairman and chief executive officer, Peter M. Carlino, and chief financial officer, William J. Clifford, has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. Any failure to comply with those provisions in a timely manner could prevent GLPI from qualifying as a REIT or could force GLPI to pay unexpected taxes and penalties. In such event, GLPI's net income would be reduced and GLPI could incur a loss, which could materially harm its business, financial position or results of operations. In addition, there is no assurance that their past experience with the acquisition, development and disposition of gaming facilities will be sufficient to enable them to successfully manage GLPI's portfolio of properties as required by its business plan or the REIT provisions of the Code.
If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.
Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. If we lose the services of Messrs. Carlino or Clifford, we may not be able to successfully manage our business or achieve our business objectives. Furthermore, with the exception of the Company's Senior Vice President of Corporate Development, the Company does not have any employment agreements in place with its executive management team at this time.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
While the Master Lease requires, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, a tenant's failure to comply could lead to an uninsured or underinsured loss and there can be no assurance that we will be able to recover such uninsured or underinsured amounts from such tenant. Futher, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
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
Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, changes in market interest rates, actions by various regulatory agencies and legislatures, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.
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
As of December 31, 2014, we had indebtedness of $2.61 billion, with an additional $441.3 million available for borrowing under our revolving credit facility. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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

We may be subject to significant dilution caused by the additional issuance of equity securities.
Subsequent to our Spin-Off from Penn, our ability to engage in significant equity issuances has been limited and restricted in order to preserve the tax-free nature of the Spin-Off. If and when additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market following the Spin-Off, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2014, all but one of the Company's 19 rental properties were leased to a subsidiary of Penn under the Master Lease, a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. The Casino Queen lease is also a "triple-net" operating lease with terms similar to those of the Master Lease.
In addition, see Item 1 for further information pertaining to our rental properties.
TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino located on approximately 20.1 acres, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own approximately 4.8 acres of land that are used primarily for offices, warehousing, and parking, and approximately 4 acres of adjacent land which features a railroad underpass that provides unimpeded access to the casino property.

Hollywood Casino Perryville
We own 36.4 acres of land in Perryville, Maryland where Hollywood Casino Perryville is located. The property is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C.
See Item 1 for further information pertaining to our TRS properties.
Corporate Office
Pursuant to our Transition Services Agreement with Penn, we currently occupy office space in Penn's corporate office buildings in Wyomissing, Pennsylvania. During the current year, construction commenced on a new corporate headquarters building. The building site is located in Wyomissing, Pennsylvania. We expect to move into the new building in 2015.
ITEM 3.    LEGAL PROCEEDINGS
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." The following table sets forth for the periods indicated the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market and cash dividends per share for the same periods.

	High	Low	Dividends per Share
2014
First Quarter	$50.43	$33.98	$12.36	(2)
Second Quarter	38.33	32.41	0.52
Third Quarter	35.88	30.90	0.52
Fourth Quarter	32.61	28.16	0.92	(3)
2013 (1)
Fourth Quarter	$50.82	$41.20	$—
The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 20, 2015, was $33.79. As of February 20, 2015, there were approximately 457 holders of record of our common stock.
(1) Our stock began trading on the NASDAQ Global Select Market on October 14, 2013.
(2) Includes the February 18, 2014 Purging Distribution, which totaled $1.05 billion or $11.84 per common share and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off.
(3) Includes one-time dividends of $0.40 per common share related to distributions to ensure the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the Internal Revenue Service and distributed 100% of its taxable income for the 2014 year.
Dividend Policy
The Company's annual dividend is greater than or equal to at least 90% of its REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. For purposes of determining its cash distributions, GLPI's Adjusted Funds From Operations is calculated by starting with The National Association of Real Estate Investment Trusts' ("NAREIT") definition of "funds from operations," which is net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding (gains) or losses from sales of property and real estate depreciation. The NAREIT definition is adjusted to exclude the effect of stock based compensation expense, debt issuance costs amortization and other depreciation expense reduced by maintenance capital expenditures.
On February 3, 2015, the Company declared a regular quarterly cash dividend of $0.545 per share, which is payable on March 27, 2015 to shareholders of record as of March 10, 2015. Cash available for distribution to GLPI shareholders is derived from the rental payments under its real estate leases and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 11 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for the five-year period ended December 31, 2014 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2014 (1)	2013 (1) (2)	2012 (2)	2011	2010
	(in thousands, except per share data)
Income statement data:
Net revenues	$635,945	$242,129	$210,643	$231,884	$143,198
Total operating expenses	332,562	181,547	166,975	179,371	112,067
Income from operations	303,383	60,582	43,668	52,513	31,131
Total other expenses	114,586	23,456	6,318	6,954	4,874
Income from operations before income taxes	188,797	37,126	37,350	45,559	26,257
Taxes on income	3,413	17,296	14,431	18,875	10,927
Net income	$185,384	$19,830	$22,919	$26,684	$15,330
Per share data:
Basic earnings per common share	$1.65	$0.18	$0.21	$0.24	$0.14
Diluted earnings per common share	$1.58	$0.17	$0.20	$0.23	$0.13
Weighted shares outstanding—Basic (3)	112,037	110,617	110,582	110,582	110,582
Weighted shares outstanding—Diluted (3)	117,586	115,865	115,603	115,603	115,603

Other data:
Net cash provided by operating activities	$273,259	$80,632	$26,744	$56,840	$29,083
Net cash used in investing activities	(317,319)	(16,275)	(4,810)	(8,171)	(58,987)
Net cash (used in) provided by financing activities	(205,188)	206,302	(24,518)	(50,436)	41,866
Depreciation	106,843	28,923	14,090	14,568	10,809
Interest expense	117,030	19,254	—	—	—
Interest expense on debt obligation to Penn National Gaming, Inc. (4)	—	—	—	—	583
Capital expenditures (5)	142,769	16,428	5,190	8,288	59,056
Balance sheet data:
Cash and cash equivalents	$35,973	$285,221	$14,562	$17,146	$18,913
Real estate investments, net	2,180,124	2,010,303	—	—	—
Total assets	2,564,580	2,609,239	267,075	261,342	254,208
Total debt	2,609,487	2,350,000	—	—	—
Intercompany note with Penn National Gaming, Inc. (4)	—	—	—	—	900
Shareholders' equity	(124,736)	142,429	236,330	219,911	215,388
Property Data:
Number of rental properties owned at year end	19	17	—	—	—
Rentable square feet at year end	6,970	6,344	—	—	—

(1)
Financial results for the Company's 2014 fiscal year reflect the first full year of operations for both operating segments. GLPI was spun-off from Penn on November 1, 2013. See Note 1 to the consolidated financial statements for additional details. For 2010 through 2012, the selected historical financial data sets forth the historical operations of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which were acquired by a subsidiary of GLPI as part of the Spin-Off.

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

(3)
Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2012, 2011 and 2010 were retrospectively restated to equal the number of GLPI basic and diluted shares outstanding at the Spin-Off. The share counts were also adjusted to reflect the impact of the shares issued as part of the Purging Distribution. See Note 1 to the consolidated financial statements for further details.

(4)
Hollywood Casino Baton Rouge had an intercompany note from Penn due to Penn's acquisition of the property. In January 2011, Hollywood Casino Baton Rouge fully repaid this obligation to Penn. Interest expense was assessed on this note based on Penn's estimated incremental borrowing costs. All interest expense was incurred and settled through intercompany charges from Penn on a continuing basis.

(5)
The higher level of capital expenditures in 2014 was primarily due to the construction of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which opened to the public on August 28, 2014 and September 17, 2014, respectively. The higher level of capital expenditures in 2010 was primarily due to the construction of Hollywood Casino Perryville which opened to the public on September 27, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. We intend to elect on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease, and GLPI also owns and operates the TRS Properties through its TRS. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. "Triple net" leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2014, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis,

Illinois. These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2014, our properties were 100% occupied.
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
In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, we made a one-time distribution of $37.0 million to shareholders in order to confirm we appropriately allocated our historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 11 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
As of December 31, 2014, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a "triple-net" operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a "triple net" basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions are similar to the Master Lease.

Additionally, in accordance with ASC 605, "Revenue Recognition" ("ASC 605"), the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company has concluded it is the primary obligor.

Gaming revenue generated by our TRS Properties is derived primarily from video lottery gaming revenue and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other TRS revenues are derived from our dining, retail, and certain other ancillary activities.
Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2014, our portfolio consisted of 21 gaming and related facilities. Our portfolio comprises approximately 7.2 million of property square footage and approximately 3,245 acres of owned and leased land and is broadly diversified by location across 12 states. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
As of December 31, 2014, substantially all of the Company's real estate properties were leased to a wholly-owned subsidiary of Penn, and the majority of the Company's rental revenues were derived from the Master Lease. Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission. Penn's net revenues were $2.6 billion for the year ended December 31, 2014, and $2.9 billion for the years ended December 31, 2013 and 2012.
Long-Term, Triple-Net Lease Structure
Our real estate properties are leased under "triple-net" operating leases guaranteed by our tenants with initial terms of 15 years (in addition to four 5 year renewals at the tenants' option), pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
Experienced and Committed Management Team
Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. William J. Clifford, chief financial officer of GLPI, is a finance professional with more than 30 years of experience in the gaming industry, including four years of gaming regulatory experience, sixteen years of casino property operations, and thirteen years of corporate experience. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

When reviewing the Company's financial results it should be noted that financial results for the Company's 2014 fiscal year reflect a full year of operations for both operating segments, whereas financial results for the Company's 2013 fiscal year reflect a full year of operations for the businesses in the taxable REIT subsidiaries and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity. Financial results for the Company's 2012 fiscal year reflect only the operations of the Company's taxable REIT subsidiaries.

Financial Highlights

We reported net revenues and income from operations of $635.9 million and $303.4 million, respectively, for the year ended December 31, 2014, compared to $242.1 million and $60.6 million, respectively, for the year ended December 31, 2013.  The major factors affecting our results for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were:

•
Rental revenue of $481.8 million and $76.6 million, respectively, for the years ended December 31, 2014 and 2013. Rental revenue for the years ended December 31, 2014 and 2013 included real estate taxes of $50.5 million and $7.6 million, respectively. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under our "triple-net" operating leases. Rental revenue was significantly lower in the prior year, as compared to the current year due to only two months of rental revenue recognition in the prior year.

•
General and administrative expenses increased $37.6 million for the year ended December 31, 2014, primarily resulting from $56.9 million of general and administrative expenses for our GLP Capital segment for the year ended December 31, 2014, up from $19.7 million in the prior year as a result of a full year of operations in 2014. General and administrative expenses for our GLP Capital segment included compensation expense of $10.6 million, stock based compensation charges of $30.9 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $2.8 million, and fees for outside services, including transition services and legal of $9.3 million for the year ended December 31, 2014. Stock-based compensation charges for our GLP Capital segment for the year ended December 31, 2014 include approximately $2.4 million of expense related to the $0.40 one-time dividend discussed below.

•
Increased depreciation expense of $77.9 million for the year ended December 31, 2014, compared to the prior year, primarily due to a full year of depreciation expense on the real property assets transferred to GLPI as part of the Spin-Off. We also recorded depreciation expense of approximately $2.9 million related to the assets acquired in the January 2014 Casino Queen transaction.

•
Increased interest expense of $97.8 million for the year ended December 31, 2014, compared to the prior year. The increase in interest expense related to our fixed and variable rate borrowings entered into in connection with the Spin-Off and additional variable rate borrowings during the year ended December 31, 2014.

•	Net income increased by $165.6 million for the year ended December 31, 2014, as compared to the prior year, primarily due to the variances explained above.

Recent Developments

•
On December 19, 2014, the Company made a one-time distribution of $0.40 per common share to ensure the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS and to ensure the Company distributed 100% of its taxable income for the 2014 year.

Segment Developments

The following are recent developments that have had or will have an impact on us by segment:

GLP Capital

•
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.

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

•
Operations at both Hollywood Casino Mahoning Valley Race Course and Hollywood Casino at Dayton Raceway, our two joint development properties with Penn commenced during the year ended December 31, 2014. In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks.

In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Operations at Hollywood Gaming at Mahoning Valley Race Course commenced on September 17, 2014. The new facility at Mahoning Valley Race Course is a thoroughbred track with 866 video lottery terminals and is located on approximately 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened its doors to the public on August 28, 2014 and is a standardbred track with 984 video lottery terminals and is located on approximately 120 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. GLPI’s share of the budget for these two projects was limited solely to real estate construction costs which were budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively. At December 31, 2014 the budgeted amount for each project had been paid or accrued in full. Both facilities were added to the Master Lease upon commencement of operations.

•
Operations at the Argosy Casino Sioux City ceased at the end of July 2014, as the result of a ruling of the Iowa Racing and Gaming Commission ("IRGC"). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court. The closure of the Sioux City property resulted in reduced rental revenue of $2.6 million for the year ended December 31, 2014 and will result in reduced rental revenue of $6.2 million on an annual go forward basis. The real property assets associated with the Sioux City property were fully depreciated at the closure date and were subsequently sold to a third party.

•
On December 9, 2013, GLPI announced that it had entered into an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The casino and adjacent land cover approximately 67 acres and include a 157 room hotel and a 38,000 square foot casino. The transaction closed in January 2014. See Note 5 to the consolidated financial statements for further details.

TRS Properties

•
Hollywood Casino Perryville continued to face additional competition, led by the August 26, 2014 opening of the Horseshoe Casino Baltimore, located in downtown Baltimore. In addition Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland, which opened on June 6, 2012, added table games on April 11, 2013, and a 52 table poker room in late August 2013. Further, in early 2015, Horseshoe Casino Baltimore and Maryland Live! received approval to add additional table games. Both facilities have and will continue to negatively impact Hollywood Casino Perryville's results of operations.

•
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's existing and planned casinos. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. Table games were opened at our Perryville, Maryland facility on March 5, 2013. We expect Hollywood Casino Perryville's tax rate to decrease from 67 to 61 percent when the facility directly purchases its slot machines in April 2015. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George's County was granted. The proposed $1.2 billion casino resort, which is expected to open in the second half of 2016 will adversely impact Hollywood Casino Perryville's financial results.

•
In Louisiana, a new riverboat casino and hotel opened on September 1, 2012 in Baton Rouge. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge.

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
Real Estate Investments
Real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by GLPI include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements. Additionally, the amortization of real estate assets subject to capital leases is included within the depreciation line item of the Company's consolidated statements of earnings.
We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, we estimate the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If we determine the carrying amount is not recoverable, we would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP fair value provisions. We group our real estate investments by tenant in evaluating impairment. In assessing the recoverability of the carrying value, we must make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.
Goodwill and Other Intangible Assets
At December 31, 2014, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our consolidated balance sheets, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. Our goodwill resides on the books of our Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of our Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.

Under ASC 350, we are required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. We have elected to perform our annual goodwill impairment test as of October 1 of each year. ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. If the carrying amount exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
In accordance with ASC 350, we consider the Hollywood Casino Perryville gaming license an indefinite-lived intangible asset that does not require amortization based on our future expectations to operate this casino indefinitely as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. We expect to expense any costs related to the gaming license renewal as incurred.
We assessed the fair value of our gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming we built a casino with similar unity to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

•	Projected revenues and operating cash flows;

•	Theoretical construction costs and duration;

•	Pre-opening expenses;

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

•	Remaining useful life of the license.
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.
Forecasted cash flows can be significantly impacted by the local economy in which our subsidiaries operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions can result in increased competition for the property. This generally has a negative effect on profitability once competitors become established, as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.
Assumptions and estimates about future cash flow levels are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of our existing operations.
We determined the fair value of our goodwill and gaming license as of October 1, 2014 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on our balance sheet. In determining the fair value of each asset, we incorporated recent operating trends of both TRS properties, as well as the expected impact of the recent opening of the Horseshoe Casino Baltimore in August 2014 and the anticipated opening of new casino in Prince George's County during the second half of 2016 on Hollywood Casino Perryville into our current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amounts, and as of October 1, 2014, our goodwill and gaming license were not impaired.
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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are summarized below:

Year Ended December 31,	2014	2013	2012
	(in thousands)
Revenues
Rental	$431,280	$68,955	$—
Real estate taxes paid by tenants	50,534	7,602	—
Total rental revenue	481,814	76,557	—
Gaming	148,283	159,352	202,581
Food, beverage and other	11,621	12,357	15,635
Total revenues	641,718	248,266	218,216
Less promotional allowances	(5,773)	(6,137)	(7,573)
Net revenues	635,945	242,129	210,643
Operating expenses
Gaming	82,995	89,367	113,111
Food, beverage and other	9,734	10,775	13,114
Real estate taxes	52,154	9,220	1,592
General and administrative	80,836	43,262	25,068
Depreciation	106,843	28,923	14,090
Total operating expenses	332,562	181,547	166,975
Income from operations	$303,383	$60,582	$43,668

Certain information regarding our results of operations by segment for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(in thousands)
GLP Capital	$481,821	$76,557	—	$279,848	$34,333	—
TRS Properties	154,124	165,572	210,643	23,535	26,249	43,668
Total	$635,945	$242,129	$210,643	$303,383	$60,582	$43,668

Adjusted EBITDA, FFO and AFFO

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31,	2014	2013	2012
	(in thousands)
Net income	$185,384	$19,830	$22,919
Losses (gains) from dispositions of property	10	(39)	(142)
Real estate depreciation	92,750	14,896	—
Funds from operations	$278,144	$34,687	$22,777
Other depreciation	14,093	14,027	14,090
Amortization of debt issuance costs (1)	8,057	700	—
Stock based compensation	12,258	1,566	—
Maintenance CAPEX	(3,538)	(4,230)	(3,260)
Adjusted funds from operations	$309,014	$46,750	$33,607
Interest, net	114,586	19,253	(2)
Management fees	—	4,203	6,320
Income tax expense	3,413	17,296	14,431
Maintenance CAPEX	3,538	4,230	3,260
Amortization of debt issuance costs (1)	(8,057)	(700)	—
Adjusted EBITDA	$422,494	$91,032	$57,616

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 is as follows:

	GLP Capital (1)		TRS Properties
Year Ended December 31,	2014	2013	2014	2013	2012
	(in thousands)
Net income	$177,157	$6,612	$8,227	$13,218	22,919
(Gains) losses from dispositions of property	(149)	—	159	(39)	(142)
Real estate depreciation	92,750	14,896	—	—	—
Funds from operations	$269,758	$21,508	$8,386	$13,179	22,777
Other depreciation	1,832	—	12,261	14,027	14,090
Debt issuance costs amortization (3)	8,057	700	—	—	—
Stock based compensation	12,258	1,566	—	—	—
Maintenance CAPEX	—	—	(3,538)	(4,230)	(3,260)
Adjusted funds from operations	$291,905	$23,774	$17,109	$22,976	33,607
Interest, net (2)	104,180	19,254	10,406	(1)	(2)
Management fees	—	—	—	4,203	6,320
Income tax (benefit) expense	(1,489)	8,467	4,902	8,829	14,431
Maintenance CAPEX	—	—	3,538	4,230	3,260
Debt issuance costs amortization (3)	(8,057)	(700)	—	—	—
Adjusted EBITDA	$386,539	$50,795	$35,955	$40,237	57,616

(1)	GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the year ended December 31, 2014.

(3) Such amortization is a non-cash component included in interest, net.

2014 Compared with 2013

FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $269.8 million, $291.9 million and $386.5 million, respectively, for the year ended December 31, 2014. The increases in FFO, AFFO and Adjusted EBITDA from the year ended December 31, 2013 were primarily due to a full year of real estate operations in 2014 compared to only two months of real estate operations in 2013.

Net income for our TRS Properties segment decreased by $5.0 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to additional competition in the Perryville market and increased operating pressure at both of our TRS properties, as well as interest expense in the year ended December 31, 2014.  FFO for our TRS Properties segment decreased by $4.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the decrease in net income described above.  AFFO for our TRS Properties segment decreased by $5.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the decrease described above, as well as a decrease of $1.7 million in depreciation expense at Hollywood Casino Perryville for the year ended December 31, 2014, due to certain equipment purchased at opening now being fully depreciated.  Adjusted EBITDA for our TRS Properties segment decreased $4.3 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the decrease described above, as well as lower taxes and the elimination of management fees in the year ended December 31, 2014.
2013 Compared with 2012
FFO, AFFO and Adjusted EBITDA for our GLP Capital segment were $21.5 million, $23.8 million and $50.8 million, respectively, for the year ended December 31, 2013 due to the Spin-Off, which occurred on November 1, 2013.

Net income and FFO for our TRS Properties segment decreased by $9.7 million and $9.6 million, respectively for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to additional competition which negatively impacted Hollywood Casino Perryville and Hollywood Casino Baton Rouge, namely the partial opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 and its second phase opening in mid-September 2012 and the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, respectively. This was partially offset by reduced income taxes primarily due to reduced earnings as well as reduced management fees primarily due to reduced net revenue and the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off. AFFO for our TRS Properties segment decreased by $10.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the decrease in FFO described previously and increased maintenance capital expenditures. Adjusted EBITDA for our TRS Properties segment decreased by $17.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the additional competition described above.
Revenues

Revenues for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Total rental revenue	$481,814	$76,557	$405,257	529.4%
Gaming	148,283	159,352	(11,069)	(6.9)%
Food, beverage and other	11,621	12,357	(736)	(6.0)%
Total Revenues	641,718	248,266	393,452	158.5%
Less promotional allowances	(5,773)	(6,137)	364	5.9%
Net revenues	$635,945	$242,129	$393,816	162.6%

				Percentage
Year Ended December 31,	2013	2012	Variance	Variance
Total rental revenue	$76,557	$—	$76,557	N/A
Gaming	159,352	202,581	(43,229)	(21.3)%
Food, beverage and other	12,357	15,635	(3,278)	(21.0)%
Total Revenues	248,266	218,216	30,050	13.8%
Less promotional allowances	(6,137)	(7,573)	1,436	19.0%
Net revenues	$242,129	$210,643	$31,486	14.9%

Total rental revenue

For the year ended December 31, 2014, rental income was $481.8 million for our GLP Capital segment, which included $50.5 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the year ended December 31, 2013, rental income was $76.6 million for our GLP Capital segment, which included $7.6 million of revenue for the real estate taxes paid by our tenants on the leased properties. Rental revenue increased from 2013 to 2014 due to a full year of real estate operations in 2014, compared to only two months of real estate operations in 2013. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company has concluded it is the primary obligor.

Gaming revenue

2014 Compared to 2013

Gaming revenue for our TRS Properties segment decreased by $11.1 million, or 6.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to decreased gaming revenues of $6.1 million at Hollywood Casino Baton Rouge and $5.0 million at Hollywood Casino Perryville, resulting from additional competition in the Perryville market and increased operating pressure at both of our TRS properties.

2013 Compared with 2012
Gaming revenue for our TRS Properties segment decreased by $43.2 million, or 21.3%, to $159.4 million in 2013, primarily due to decreased gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino Perryville primarily due to the impact from the partial opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 and its second phase opening in mid-September 2012, which was partially offset by the introduction of table games at Hollywood Casino Perryville in March 2013.
Operating Expenses

Operating expenses for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Gaming	$82,995	$89,367	$(6,372)	(7.1)%
Food, beverage and other	9,734	10,775	(1,041)	(9.7)%
Real estate taxes	52,154	9,220	42,934	465.7%
General and administrative	80,836	43,262	37,574	86.9%
Depreciation	106,843	28,923	77,920	269.4%
Total operating expenses	$332,562	$181,547	$151,015	83.2%

				Percentage
Year Ended December 31,	2013	2012	Variance	Variance
Gaming	$89,367	$113,111	$(23,744)	(21.0)%
Food, beverage and other	10,775	13,114	(2,339)	(17.8)%
Real estate taxes	9,220	1,592	7,628	479.1%
General and administrative	43,262	25,068	18,194	72.6%
Depreciation	28,923	14,090	14,833	105.3%
Total operating expenses	$181,547	$166,975	$14,572	8.7%

Gaming expense

2014 Compared with 2013

Gaming expense for our TRS Properties segment decreased by $6.4 million, or 7.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to decreases of $1.6 million and $3.2 million, respectively in gaming and admission taxes at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from a reduction in taxable gaming revenue.
2013 Compared with 2012
Gaming expense for our TRS Properties segment decreased by $23.7 million, or 21.0%, to $89.4 million in 2013, primarily due to an overall decrease in gaming and admission taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. Additionally, Hollywood Casino Baton Rouge had, to a lesser extent, decreased payroll and marketing costs due to realignment of costs associated with lower business demand.
Real estate taxes

2014 Compared with 2013

Real estate taxes increased by $42.9 million, or 465.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a full year of real estate taxes paid by our tenants on the leased properties in our GLP Capital segment.  Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

2013 Compared with 2012
Real estate taxes increased by $7.6 million, or 479.1%, to $9.2 million in 2013, primarily due to a partial year of the real estate taxes paid by our tenant on the leased properties under the Master Lease in our GLP Capital segment.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation awards), professional services, rent expense, and costs associated with development activities. In addition, Penn provides GLPI with certain administrative and support services on a transitional basis pursuant to a transition services agreement executed in connection with the Spin-Off. The fees charged to GLPI for transition services furnished pursuant to this agreement are determined based on fixed percentages of Penn’s internal costs which percentages are intended to approximate the actual cost incurred by Penn in providing the transition services to GLPI for the relevant period. At December 31, 2014, most of these services had been terminated.

2014 Compared with 2013

General and administrative expenses increased by $37.6 million, or 86.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily resulting from general and administrative expenses for our GLP Capital segment of $56.9 million for the year ended December 31, 2014 as a result of a full year of operations in 2014. General and administrative expenses for our GLP Capital segment included compensation expense of $10.6 million, stock based compensation charges of $30.9 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $2.8 million (see Note 9 to the consolidated financial statements for further information on assigned leases), and fees for outside services, including transition services and legal of $9.3 million. Stock-based compensation charges for our GLP Capital segment for the year ended December 31, 2014 include approximately $2.4 million of expense related to the $0.40 one-time dividend.
2013 Compared with 2012
General and administrative expenses increased by $18.2 million, or 72.6%, to $43.3 million in 2013, primarily due to general and administrative expenses for our GLP Capital segment of $19.7 million for the year ended December 31, 2013 primarily due to legal, consulting and other fees related to the Spin-Off transaction of $13.5 million for the year ended December 31, 2013, as well as compensation expense, including stock based compensation charges for the amortization of unrecognized compensation on Penn equity awards held by GLPI employees at the time of the Spin-Off, of $4.7 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $0.4 million, and transition services fees of $0.3 million for the year ended December 31, 2013.
Depreciation expense

2014 Compared with 2013

Depreciation expense increased by $77.9 million, or 269.4%, to $106.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a full year of depreciation related to the real property assets transferred to GLPI as part of the Spin-Off.  We also recorded depreciation expense of approximately $2.9 million related to the assets acquired in the January 2014 Casino Queen transaction.
2013 Compared with 2012
Depreciation expense increased by $14.8 million, or 105.3%, to $28.9 million in 2013, primarily due to the real property assets transferred to GLPI as part of the Spin-Off in our GLP Capital segment.
Other income (expenses)

Other income (expenses) for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Interest expense	$(117,030)	$(19,254)	$(97,776)	(507.8)%
Interest income	2,444	1	2,443	244,300.0%
Management fee	—	(4,203)	4,203	100.0%
Total other expenses	$(114,586)	$(23,456)	$(91,130)	(388.5)%

				Percentage
Year Ended December 31,	2013	2012	Variance	Variance
Interest expense	$(19,254)	$—	$(19,254)	N/A
Interest income	1	2	(1)	(50.0)%
Management fee	(4,203)	(6,320)	2,117	33.5%
Total other expenses	$(23,456)	$(6,318)	$(17,138)	(271.3)%

Interest expense
2014 Compared with 2013
For the year ended December 31, 2014, interest expense related to our fixed and variable rate borrowings was $117.0 million, as compared to $19.3 million in the year ended December 31, 2013. Interest expense increased due a full year of interest expense on both our fixed and variable rate borrowings entered into in connection with the Spin-Off and additional variable rate borrowings during the year ended December 31, 2014.
2013 Compared with 2012
For the year ended December 31, 2013, interest expense was $19.3 million and related to our fixed and variable rate borrowings entered into in connection with the Spin-Off in our GLP Capital segment. We had no interest expense for the year ended December 31, 2012.
Management fee

 2014 Compared with 2013

Management fees decreased by $4.2 million, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off.
2013 Compared with 2012
Management fees decreased by $2.1 million, or 33.5%, to $4.2 million in 2013, primarily due to reduced net revenue at Hollywood Casino Baton Rouge and Hollywood Casino Perryville for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as well as the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off.
Taxes

2014 Compared to 2013

During the year ended December 31, 2014, we had income tax expense of approximately $3.4 million, compared to income tax expense of $17.3 million during the year ended December 31, 2013. Our intended election to be taxed as REIT for our taxable year beginning on January 1, 2014 contributed to our significant decrease in income tax expense in 2014 as compared to the corresponding period in the prior year. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 1.8% for the year ended December 31, 2014, as compared to 46.6% for the year ended December 31, 2013, driven by our REIT election. As a REIT, we will no longer be required to pay federal corporate income tax on earnings from operation of the REIT that are distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on the earnings of our TRS Properties.
2013 Compared with 2012
Our effective tax rate increased to 46.6% for the year ended December 31, 2013, as compared to 38.6% for the year ended December 31, 2012, primarily due to the Company incurring non-deductible Spin-Off costs for the year ended December 31, 2013.
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

Net cash provided by operating activities was $273.3 million, $80.6 million and $26.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by operating activities of $192.6 million for the year ended December 31, 2014 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $393.9 million, partially offset by an increase in cash paid to suppliers and vendors of $66.3 million, an increase in cash paid to employees of $24.6 million, a net increase of $1.7 million related to cash paid for taxes and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off, and an increase in cash paid for interest of $108.6 million. The increase in cash receipts collected from our customers/tenants for the year ended December 31, 2014 compared to the corresponding period in the prior year was primarily due to an increase of $405.3 million in rental income, partially offset by a decrease of $11.4 million in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets. The increases in our cash outflows and inflows are primarily driven by twelve months of real estate operations in 2014, compared to only two months of real estate operations in 2013.

Net cash used in investing activities totaled $317.3 million, $16.3 million and $4.8 million, respectively, for the years ended December 31, 2014, 2013 and 2012. The increase in net cash used in investing activities of $301.0 million for the year ended December 31, 2014 compared to the corresponding period in the prior year was primarily due to a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million five year term loan to Casino Queen, less $9.0 million of principal payments, as well as increased capital expenditures of $126.3 million primarily related to construction spend at the two recently opened Ohio facilities for the year ended December 31, 2014.

Financing activities used net cash of $205.2 million during the year ended December 31, 2014 and provided $206.3 million of net cash during the year ended December 31, 2013. During the year ended December 31, 2012, financing activities used cash of $24.5 million. Net cash used in financing activities for the year ended December 31, 2014 included dividend payments of $494.1 million, partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $259.6 million and proceeds from stock option exercises of $29.9 million. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds from the issuance of long-term debt, net of issuance costs of $2,301.9 million, partially offset by the cash distribution to Penn in connection with the Spin-Off of $2,090.0 million.

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

Capital project expenditures totaled $139.2 million for the year ended December 31, 2014 and primarily consisted of $71.3 million and $63.0 million for the real estate related construction costs of the Mahoning Valley Race Course and the Dayton Raceway, respectively.

Operations at both Hollywood Casino Mahoning Valley Race Course and Hollywood Casino at Dayton Raceway, our two joint development properties with Penn commenced during the year ended December 31, 2014. In June 2012, Penn announced that it had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for its Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. In connection with the Spin-Off, Penn transferred these properties to us and we received the appropriate approvals from the Ohio regulatory bodies to participate in the development of the new racetracks. Operations at Hollywood Gaming at Mahoning Valley Race Course commenced on September 17, 2014. The new facility at Mahoning Valley Race Course is a thoroughbred track with 866 video lottery terminals and is located on approximately 193 acres in the Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened its doors to the public on August 28, 2014 and is a standardbred track with 984 video lottery terminals and is located on approximately 120 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. GLPI’s share of the budget for these two projects is limited solely to real estate construction costs, which are budgeted at $100.0 million and $89.5 million for the Mahoning Valley Race Course and Dayton Raceway facilities, respectively. At December 31, 2014 the budgeted amount for each project had been paid or accrued in full. Both facilities were added to the Master Lease upon commencement of operations.

During the year ended December 31, 2014, we spent approximately $3.5 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company participates in a one billion Credit Facility, consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At December 31, 2014, the Credit Facility had a gross outstanding balance of $558 million, consisting of the $300 million Term Loan A facility and $258 million of borrowings under the revolving credit facility. Additionally, at December 31, 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.7 million, resulting in $441.3 million of available borrowing capacity under the revolving credit facility as of December 31, 2014.

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

Senior Unsecured Notes

At December 31, 2014, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, (collectively the "Notes") is payable semi-annually on May 1 and November 1 of each year.
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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc., (the "Issuers") two wholly-owned subsidiaries of GLPI and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 18 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

At December 31, 2014, the Company was in compliance with all required covenants under the Credit Facility and the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Outlook
Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our senior unsecured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties at reasonable valuations to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2014:

	Payments Due By Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and After
	(in thousands)
Senior unsecured credit facility
Principal	$558,000	$—	$—	$558,000	$—
Interest (1)	78,510	20,327	42,076	16,107	—
4.375% senior subordinated notes
Principal	550,000	—	—	550,000	—
Interest	96,251	24,063	48,125	24,063	—
4.875% senior subordinated notes
Principal	1,000,000	—	—	—	1,000,000
Interest	292,500	48,750	97,500	97,500	48,750
5.375% senior subordinated notes
Principal	500,000	—	—	—	500,000
Interest	241,875	26,875	53,750	53,750	107,500
Capital lease obligations	1,487	81	226	231	949
Purchase obligations	1,824	1,804	20	—	—
Operating leases	51,521	1,528	3,053	2,620	44,320
Other liabilities reflected in the Company's consolidated balance sheets (2)	623	623	—	—	—
Total	$3,372,591	$124,051	$244,750	$1,302,271	$1,701,519

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

(2)	Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2014 for the following future periods:

	Total Amounts Committed	2015	2016 - 2017	2018 - 2019	2020 and After
	(in thousands)
Letters of Credit (1)	$744	$744	—	—	—
Total	$744	$744	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014 and 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,609.5 million at December 31, 2014. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from four to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2014.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	Thereafter	Total	Fair Value at 12/31/2014
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$550,000	$—	$1,500,000	$2,050,000	$2,091,000
Average interest rate				4.38%		5.04%

Variable rate	$—	$—	$—	$558,000	$—	$—	$558,000	$535,010
Average interest rate (1)				3.81%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Board of Directors
Gaming and Leisure Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaming and Leisure Properties, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaming and Leisure Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gaming and Leisure Properties, Inc. and Subsidiaries
We have audited Gaming and Leisure Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gaming and Leisure Properties, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Gaming and Leisure Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Gaming and Leisure Properties, Inc. and Subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013

Assets
Real estate investments, net	$2,180,124	$2,010,303
Property and equipment, used in operations, net	134,028	139,121
Cash and cash equivalents	35,973	285,221
Prepaid expenses	7,900	5,983
Deferred tax assets, current	2,015	2,228
Other current assets	45,254	17,367
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,327 and $1,270 at December 31, 2014 and 2013, respectively	39,126	46,877
Loan receivable	34,000	—
Deferred tax assets, non-current	679	—
Other assets	383	17,041
Total assets	$2,564,580	$2,609,239

Liabilities
Accounts payable	$4,409	$21,397
Accrued expenses	5,339	13,783
Accrued interest	17,528	18,055
Accrued salaries and wages	12,581	10,337
Gaming, property, and other taxes	22,741	18,789
Income taxes	—	17,256
Current maturities of long-term debt	81	—
Other current liabilities	15,788	12,911
Long-term debt, net of current maturities	2,609,406	2,350,000
Deferred tax liabilities, non-current	1,443	4,282
Total liabilities	2,689,316	2,466,810

Commitments and Contingencies (Note 9)

Shareholders’ (deficit) equity

Common stock ($.01 par value, 550,000,000 shares authorized, 112,981,088 and 88,659,448 shares issued at December 31, 2014 and 2013, respectively)	1,130	887
Additional paid-in capital	888,860	3,651
Retained (deficit) earnings	(1,014,726)	137,891
Total shareholders’ (deficit) equity	(124,736)	142,429
Total liabilities and shareholders’ (deficit) equity	$2,564,580	$2,609,239

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2014	2013	2012

Revenues
Rental	$431,280	$68,955	$—
Real estate taxes paid by tenants	50,534	7,602	—
Total rental revenue	481,814	76,557	—
Gaming	148,283	159,352	202,581
Food, beverage and other	11,621	12,357	15,635
Total revenues	641,718	248,266	218,216
Less promotional allowances	(5,773)	(6,137)	(7,573)
Net revenues	635,945	242,129	210,643

Operating expenses
Gaming	82,995	89,367	113,111
Food, beverage and other	9,734	10,775	13,114
Real estate taxes	52,154	9,220	1,592
General and administrative	80,836	43,262	25,068
Depreciation	106,843	28,923	14,090
Total operating expenses	332,562	181,547	166,975
Income from operations	303,383	60,582	43,668

Other income (expenses)
Interest expense	(117,030)	(19,254)	—
Interest income	2,444	1	2
Management fees	—	(4,203)	(6,320)
Total other expenses	(114,586)	(23,456)	(6,318)

Income before income taxes	188,797	37,126	37,350
Income tax expense	3,413	17,296	14,431
Net income	$185,384	$19,830	$22,919

Earnings per common share:
Basic earnings per common share	$1.65	$0.18	$0.21
Diluted earnings per common share	$1.58	$0.17	$0.20

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	—	$—	$77,856	$142,055	$219,911
Cash contribution to parent	—	—	(6,500)	—	(6,500)
Net income	—	—	—	22,919	22,919
Balance, December 31, 2012	—	—	71,356	164,974	236,330
Contributions to Penn National Gaming, Inc., prior to Spin-Off	—	—	(3,387)	(46,913)	(50,300)
Real estate assets and liabilities contributed to GLPI from Penn National Gaming, Inc. (See Note 1)	88,601,637	886	2,022,687	—	2,023,573
Cash contribution to Penn National Gaming, Inc. in connection with Spin-Off	—	—	(2,090,000)	—	(2,090,000)
Stock option activity	57,811	1	2,621	—	2,622
Restricted stock activity	—	—	374	—	374
Net income	—	—	—	19,830	19,830
Balance, December 31, 2013	88,659,448	887	3,651	137,891	142,429
Stock option activity	2,184,980	21	38,648	—	38,669
Restricted stock activity	156,839	2	3,519	—	3,521
Dividends paid, including the Purging Distribution ($14.32 per common share)	21,979,821	220	843,677	(1,338,001)	(494,104)
Distribution in connection with tax matter agreement	—	—	(635)	—	(635)
Net income	—	—	—	185,384	185,384
Balance, December 31, 2014	112,981,088	$1,130	$888,860	$(1,014,726)	$(124,736)

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2014	2013	2012
Operating activities
Net income	$185,384	$19,830	$22,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,843	28,923	14,090
Amortization of debt issuance costs	8,057	1,270	—
Losses (gains) on dispositions of property	10	(39)	(142)
Deferred income taxes	(3,305)	(5,646)	(88)
Stock-based compensation	12,258	1,566	—
(Increase) decrease,
Prepaid expenses and other current assets	(10,601)	(885)	1,513
Other assets	(1,660)	(662)	—
Increase (decrease),
Accounts payable	(1,650)	2,638	(260)
Accrued expenses	(8,444)	7,996	(456)
Accrued interest	(527)	17,216	—
Accrued salaries and wages	2,244	2,131	(394)
Gaming, pari-mutuel, property and other taxes	527	(7)	(250)
Income taxes	(18,754)	5,718	(10,162)
Other current and noncurrent liabilities	2,877	583	(26)
Net cash provided by operating activities	273,259	80,632	26,744
Investing activities
Capital project expenditures, net of reimbursements	(139,231)	(12,198)	(1,930)
Capital maintenance expenditures	(3,538)	(4,230)	(3,260)
Proceeds from sale of property and equipment	180	153	380
Funding of loan receivable	(43,000)	—	—
Principal payments on loan receivable	9,000	—	—
Acquisition of real estate	(140,730)	—	—
Net cash used in investing activities	(317,319)	(16,275)	(4,810)
Financing activities
Net advances to Penn National Gaming, Inc.	—	(6,982)	(24,518)
Cash contributions to Penn National Gaming, Inc. in connection with Spin-Off	—	(2,090,000)	—
Dividends paid, including the Purging Distribution	(494,104)	—	—
Proceeds from exercise of options	29,931	1,431	—
Proceeds from issuance of long-term debt	291,950	2,350,000	—
Financing costs	(306)	(48,147)	—
Payments of long-term debt	(32,024)	—	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	(635)	—	—
Net cash (used in) provided by financing activities	(205,188)	206,302	(24,518)
Net (decrease) increase in cash and cash equivalents	(249,248)	270,659	(2,584)
Cash and cash equivalents at beginning of period	285,221	14,562	17,146
Cash and cash equivalents at end of period	$35,973	$285,221	$14,562

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Consolidated Financial Statements

1.              Business and Basis of Presentation

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company intends to elect on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of December 31, 2014, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2014, the Company's properties were 100% occupied. GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, which may or may not include Penn.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 11 for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results may differ from those estimates.
2. Principles of Consolidation
The consolidated financial statements include the accounts of GLPI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
When reviewing the Company's financial results it should be noted that financial results for the Company's 2014 fiscal year reflect a full year of operations for both operating segments, whereas financial results for the Company's 2013 fiscal year reflect a full year of operations for the businesses in the TRS and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity. Financial results for the Company's 2012 fiscal year reflect only the operations of the Company's TRS.

3.    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014 -08"). This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the new guidance, only disposals representing a strategic shift that will have a major effect on operations and financial results should be presented as discontinued operations.  ASU 2014 -08 is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

4.              Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2014, substantially all of the Company's real estate properties were leased to Penn and approximately 97% of the Company's rental revenues were derived from the Master Lease. Revenues from Penn are reported in the Company's GLP Capital, L.P. reportable segment. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission. Penn's net revenues were $2.6 billion for the year ended December 31, 2014 and $2.9 billion for each of the years ended December 31, 2013 and 2012. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2014, the Company's portfolio of 19 leased properties and the TRS properties was diversified by location across 12 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and loans receivable.
The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also includes property taxes that were paid in advance. Other current assets are items expected to be realized within twelve months of the balance sheet date and primarily consists of accounts receivable, deposits, food and beverage inventory and deferred compensation plan assets (See Note 9 for further details). Other assets are all items that are long-term in nature.
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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both December 31, 2014 and 2013 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,973	$35,973	$285,221	$285,221
Deferred compensation plan assets	14,280	14,280	12,685	12,685
Loan receivable	34,000	34,000	—	—
Financial liabilities:
Deferred compensation plan liabilities	14,369	14,369	12,783	12,783
Long-term debt:
Senior unsecured credit facility	558,000	535,010	300,000	294,750
Senior unsecured notes	2,050,000	2,091,000	2,050,000	2,058,750
Real Estate Investments
The Company records the acquisition of real estate assets at cost, including acquisition and closing costs. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 10 to 31 years. Additionally, the amortization of real estate assets subject to capital leases is included within the depreciation line item of the Company's consolidated statements of earnings.
The Company continually monitors events and circumstances that could indicate that the carrying amount of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, the Company estimates the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP fair value provisions. The Company groups its real estate investments by tenant in evaluating impairment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss.
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
Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Building and improvements	5 to 31 years
Furniture, fixtures, and equipment	3 to 31 years
Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term. The estimated useful lives are determined based on the nature of the assets as well as the Company's current operating strategy.
The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based upon the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP fair value provisions. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.
Goodwill and Other Intangible Assets
At both December 31, 2014 and 2013, the Company had $75.5 million of goodwill and $9.6 million of other intangible assets within its consolidated balance sheets, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
Under ASC 350, the Company is required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual goodwill impairment test as of October 1 of each year. ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. If the carrying amount exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
In accordance with ASC 350, the Company considers its Hollywood Casino Perryville gaming license an indefinite-lived intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. The Company expects to expense any costs related to the gaming license renewal as incurred.
We assessed the fair value of our gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming the Company built a casino with similar unity to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

•	Projected revenues and operating cash flows;

•	Theoretical construction costs and duration;

•	Pre-opening expenses;

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

•	Remaining useful life of the license
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent the Company's best estimates of the cash flows expected to result from the use of the assets. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.
Forecasted cash flows can be significantly impacted by the local economy in which the Company's subsidiaries operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions can result in increased competition for the property. This generally has a negative effect on profitability once competitors become established, as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.
Assumptions and estimates about future cash flow levels are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company's business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company's overall value but may be to the detriment of its existing operations.
The Company determined the fair value of its goodwill and gaming license as of October 1, 2014 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on its balance sheet. In determining the fair value of each asset, the Company incorporated recent operating trends of both TRS properties, as well as the expected impact of the recent opening of the Horseshoe Casino Baltimore in August 2014 and the anticipated opening of new casino in Prince George's County during the second half of 2016 on Hollywood Casino Perryville into its current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amounts, and as of October 1, 2014, the Company's goodwill and gaming license were not impaired.
Debt Issuance Costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness.
Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the years ended December 31, 2014, 2013 and 2012 and comprehensive income for the years ended December 31, 2014, 2013 and 2012 was equivalent to net income for those time periods.
Income Taxes
The TRS Properties are able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS Properties are subject to federal and state income taxes.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the year ended December 31, 2014, the Company recognized $18 thousand of penalties and interest, net of deferred income taxes. During the years ended December 31, 2013 and 2012, the Company did not recognize any interest and penalties, net of deferred income taxes.
The Company intends to elect on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., intend to jointly elect to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil

Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. The Company intends to continue to be organized and to operate in a manner that will permit the Company to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the 4 taxable years following the year in which it failed to qualify to be taxed as a REIT.
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

As of December 31, 2014, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a "triple net" basis on terms similar to those in the Master Lease.

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

The rent structure under the Casino Queen lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to a fixed amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five year period. Similar to Master Lease, the tenant is responsible for all executory charges described in the above paragraph.

As of December 31, 2014, the future minimum rental income from the Company's properties under non-cancelable operating leases was as follows (in thousands):

Year ending December 31,
2015	$405,743
2016	405,743
2017	406,243
2018	398,622
2019	360,517
Thereafter	3,188,424
Total	$5,165,292

For the years ended December 31, 2014 and 2013, GLPI recognized $40.5 million and $6.7 million, respectively, in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above. The expected future minimum rental income from these properties, as well as the portion of the rent based on the performance of the other facilities under the Master Lease that is reset in Year 5 (November 1, 2018) of the lease are excluded from the table above as they are considered contingent rental income under ASC 840 "Leases."
Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor.

Gaming revenue generated by the TRS Properties mainly consists of video lottery gaming revenue and to a lesser extent, table game and poker revenue. Video lottery gaming revenue is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

The following table discloses the components of gaming revenue within the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Video lottery	$127,572	$138,803	$189,808
Table game	19,120	18,096	11,891
Poker	1,591	2,453	882
Total gaming revenue, net of cash incentives	$148,283	$159,352	$202,581

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Food and beverage	$5,732	$5,970	$6,806
Other	41	167	767
Total promotional allowances	$5,773	$6,137	$7,573

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Food and beverage	$2,766	$2,907	$3,319
Other	15	86	384
Total cost of complimentary services	$2,781	$2,993	$3,703

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville the gaming and admission tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the years ended December 31, 2014, 2013 and 2012, these expenses, which are primarily recorded within gaming expense in the consolidated statements of income, totaled $66.8 million, $71.6 million and $94.9 million, respectively.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. Basic and diluted EPS for the year ended December 31, 2012 were retroactively restated for the number of GLPI basic and diluted shares outstanding immediately following the Spin-Off and to include the shares issued as part of the purging distribution dividend paid to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Determination of shares:
Weighted-average common shares outstanding	112,037	110,617	110,582
Assumed conversion of dilutive employee stock-based awards	5,340	4,924	4,703
Assumed conversion of restricted stock	209	324	318
Assumed conversion of performance-based restricted stock awards	—	—	—
Diluted weighted-average common shares outstanding	117,586	115,865	115,603

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Calculation of basic EPS:
Net income	$185,384	$19,830	$22,919
Less: Net income allocated to participating securities	(772)	(75)	(86)
Net income attributable to common shareholders	$184,612	$19,755	$22,833
Weighted-average common shares outstanding	112,037	110,617	110,582
Basic EPS	$1.65	$0.18	$0.21

Calculation of diluted EPS:
Net income	$185,384	$19,830	$22,919
Diluted weighted-average common shares outstanding	117,586	115,865	115,603
Diluted EPS	$1.58	$0.17	$0.20

Options to purchase 17,917 shares were outstanding during the year ended December 31, 2014 but were not included in the computation of diluted EPS because of being antidilutive. There were no outstanding options to purchase shares of common stock during the years ended December 31, 2013 and 2012 that were not included in the computation of diluted EPS because of being antidilutive. Performance-based restricted stock awards were excluded from the computation of diluted EPS for the year ended December 31, 2014 because at the end of the reporting period no contingent shares were issuable based upon the terms of the awards.

Stock-Based Compensation
The Company's 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights ("SARs"), restricted stock awards, including performance-based restricted stock awards, phantom stock units ("PSUs") and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
The Company accounts for stock compensation under ASC 718, "Compensation - Stock Compensation," which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the Company's time-based restricted stock awards is equivalent to the closing stock price on the day of grant. The Company utilizes a third party valuation firm to measure the fair value of performance-based restricted stock awards at grant date using the Monte Carlo model.

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

In addition, the Company’s cash-settled SARs are accounted for as liability awards. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model.
In connection with the Spin-Off, each outstanding option and cash settled SAR with respect to Penn common stock outstanding on the distribution date was converted into two awards, an adjusted Penn option and a GLPI option, or, in the case of the SARs, an adjusted Penn SAR and a GLPI SAR. The adjustment preserved the aggregate intrinsic value of the options and SARs. Additionally, in connection with the Spin-Off, holders of outstanding restricted stock and PSUs with respect to Penn common stock became entitled to an additional share of restricted stock or PSU with respect to GLPI common stock for each share of Penn restricted stock or PSU held.
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

The unrecognized compensation relating to both Penn and GLPI’s stock options, SARs, restricted stock awards, performance-based restricted stock awards and PSUs held by GLPI employees will be amortized to expense over the awards’ remaining vesting periods.

See Note 12 for further information related to the stock-based compensation.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 13 for further information with respect to the Company’s segments.

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
5.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of December 31, 2014, principal and interest payments reduced the balance of this loan to $34.0 million. Commencing on March 31, 2015, Casino Queen is obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. The collectability of the remaining loan balance is reasonably assured, and it is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period of receipt. GLPI leased the property back to Casino Queen on a "triple net" basis on terms similar to those in the Master Lease and will result in approximately $14 million in annual rent.  The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

On May 14, 2014, the Company announced that it entered into an agreement with Cannery Casino Resorts LLC ("CCR") to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
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

6.              Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Land and improvements	$454,181	$382,581
Building and improvements	2,288,664	2,050,533
Construction in progress	2,576	61,677
Total real estate investments	2,745,421	2,494,791
Less accumulated depreciation	(565,297)	(484,488)
Real estate investments, net	$2,180,124	$2,010,303

The decrease in construction in progress and related increase in building and improvements is primarily due to the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley assets being placed into service upon commencement of operations on August 28, 2014 and September 17, 2014, respectively. Both properties were jointly developed with Penn and were added to the Master Lease upon commencement of operations. The Company’s acquisition of the real estate assets of Casino Queen for $140.7 million in January 2014 also contributed to the increase in building and improvements, as well as land and improvements.

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS:

	December 31, 2014	December 31, 2013
	(in thousands)
Land and improvements	$31,595	$27,586
Building and improvements	116,867	115,888
Furniture, fixtures, and equipment	103,612	101,288
Construction in progress	724	203
Total property and equipment	252,798	244,965
Less accumulated depreciation	(118,770)	(105,844)
Property and equipment, net	$134,028	$139,121

8.              Long-term Debt

Long-term debt, net of current maturities is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Senior unsecured credit facility	$558,000	$300,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	1,487	—
Total long-term debt	2,609,487	2,350,000
Less current maturities of long-term debt	(81)	—
Long-term debt, net of current maturities	$2,609,406	$2,350,000

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2014 (in thousands):

2015	$81
2016	119
2017	107
2018	1,108,113
2019	118
Thereafter	1,500,949
Total minimum payments	$2,609,487

Senior Unsecured Credit Facility

The Company participates in a one billion senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2014, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2014, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

At December 31, 2014, the Credit Facility had a gross outstanding balance of $558 million, consisting of the $300 million Term Loan A facility and $258 million of borrowings under the revolving credit facility. Additionally, at December 31, 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.7 million, resulting in $441.3 million of available borrowing capacity under the revolving credit facility as of December 31, 2014.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which election GLPI intends to make on its U.S. federal income tax return for its 2014 fiscal year. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder. At December 31, 2014, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2014, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, (collectively the "Notes") is payable semi-annually on May 1 and November 1 of each year.
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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc., (the "Issuers") two wholly-owned subsidiaries of GLPI and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 18 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

At December 31, 2014, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

9.              Commitments and Contingencies

Litigation

On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission. On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company is seeking a declaratory judgment that CCR has breached the agreements, return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages. The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.

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

Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. There can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are liable, we may be temporarily required to bear those losses.

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
Operating Lease Commitments
As part of the Spin-Off, Penn assigned to GLPI various leases on the land and buildings acquired in connection with the Spin-Off. The following is a description of some of the more significant lease contracts that Penn assigned to GLPI. Total rental expense under these agreements was $2.8 million and $0.4 million for the years ended December 31, 2014 and 2013 (which covers the period subsequent to the Spin-Off date). The leases consist of annual base lease payments and, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.
The Company has an operating lease for the land utilized in connection with the operations of the casino in Biloxi, Mississippi. The lease commenced March 3, 1994 and is for a term of 99 years. The annual rental payments are increased every 5 years by fifteen percent and will be $0.2 million for 2015. The next reset period is in March 2019.
The Company has an operating lease for the land utilized in connection with the operations of the casino in Tunica, Mississippi. The lease commenced on October 11, 1993 with a five year initial term and nine five year renewals at the tenant's option. The lease agreement has an annual fixed rent provision, as well as an annual revenue-sharing provision, which is equal to the result obtained by subtracting the fixed rent provision from 4% of gross revenues.
The Company has an operating lease with the City of Bangor which covers the permanent casino facility that opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, for which GLPI is responsible, which totals $0.1 million per year. The term of the lease, which commenced with the opening of the permanent facility, is for an initial term of fifteen years, with three ten-year renewal options.
The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2014 are as follows (in thousands):

Year ending December 31,
2015	$1,528
2016	1,520
2017	1,533
2018	1,531
2019	1,089
Thereafter	44,320
Total	$51,521
In addition, the Company is liable under numerous operating leases for equipment and other miscellaneous assets, which expire at various dates through 2019. Total rental expense under these agreements was $1.2 million, $1.4 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Capital Expenditure Commitments
The Company's current construction program for 2015 calls for no capital expenditures for which the Company was contractually committed to spend at December 31, 2014.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $1.8 million at December 31, 2014, of which the majority will be incurred in 2015.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan for the years ended December 31, 2014, 2013 and 2012 were $0.3 million, $0.2 million, and $0.2 million, respectively.

The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2014, 2013 and 2012 were $0.4 million, $0.3 million and $0.1 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheet, was $14.4 million and $12.8 million at December 31, 2014 and 2013, respectively and primarily relates to balances contributed as part of the Spin-Off as related to the Company's executive officers that were previously employed by Penn. Assets held in the Trust were $14.3 million and $12.7 million at December 31, 2014 and 2013, respectively, and are included in other current assets within the consolidated balance sheet.
Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 210 of Hollywood Casino Perryville's employees under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.
10. Income Taxes
The Company intends to elect on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT. The benefits of the intended REIT conversion on the Company's tax provision and effective income tax rate are reflected in the tables below. Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The components of the Company's deferred tax assets and liabilities, related to its TRS, are as follows:

Year ended December 31,	2014	2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,015	$2,228
Property and equipment	679	—
Net deferred tax assets	2,694	2,228
Deferred tax liabilities:
Property and equipment	(336)	(3,459)
Intangibles	(1,107)	(823)
Net deferred tax liabilities	(1,443)	(4,282)
Net:	$1,251	$(2,054)
The provision for income taxes charged to operations for years ended December 31, 2014, 2013 and 2012 was as follows:

Year ended December 31,	2014	2013	2012
	(in thousands)
Current tax expense
Federal	$4,415	$19,429	$12,216
State	2,303	3,513	2,303
Total current	6,718	22,942	14,519
Deferred tax (benefit) expense
Federal	(2,680)	(7,624)	64
State	(625)	1,978	(152)
Total deferred	(3,305)	(5,646)	(88)
Total provision	$3,413	$17,296	$14,431
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.5%	10.4%	3.0%
Nondeductible transaction costs	—%	7.5%	—%
REIT conversion benefit	(32.6)%	(5.3)%	—%
Permanent differences	—%	(0.8)%	0.1%
Other miscellaneous items	(1.1)%	(0.2)%	0.5%
	1.8%	46.6%	38.6%

Year ended December 31,	2014	2013	2012
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$66,079	$12,994	$13,073
State and local income taxes	964	3,840	1,126
Nondeductible transaction costs	—	2,793	—
REIT conversion benefit	(61,484)	(1,959)	—
Permanent differences	52	(268)	30
Other miscellaneous items	(2,198)	(104)	202
	$3,413	$17,296	$14,431

The Company is still subject to federal income tax examinations for its years ended December 31, 2014 and 2013.

11.              Dividends

On February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210.0 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock or not making an election received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.  In addition, cash distributions were made to GLPI and Penn employee restricted stock award holders in the amount of $1.0 million for the purging distribution.  Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. In addition, cash distributions were made to or accrued for both GLPI restricted stock award holders and GLPI and Penn unvested employee stock options in the amount of $0.7 million for this one-time distribution.

Also on February 18, 2014, the Company’s Board of Directors declared its first quarterly dividend of $0.52 per common share, which was paid on March 28, 2014, in the amount of $58.0 million, to shareholders of record on March 7, 2014. In addition, first quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On May 30, 2014, the Company’s Board of Directors declared a second quarter dividend of $0.52 per common share, which was paid on June 27, 2014, in the amount of $58.2 million, to shareholders of record on June 12, 2014. In addition, second quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On September 3, 2014, the Company’s Board of Directors declared a third quarter dividend of $0.52 per common share, which was paid on September 26, 2014, in the amount of $58.5 million, to shareholders of record on September 15, 2014. In addition, third quarter dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million. On November 18, 2014, the Company’s Board of Directors declared a fourth quarter dividend of $0.92 per common share, which was paid on December 19, 2014, in the amount of $103.7 million, to shareholders of record on December 2, 2014. The $0.92 per share dividend included a regular quarterly dividend of $0.52 per share and a one-time dividend of $0.40 per share. The one-time dividend is related to distributions made to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the Internal Revenue Service and to ensure that the Company has distributed 100% of its taxable income for the 2014 year. In addition, fourth quarter regular quarterly dividend payments were made to or accrued for GLPI restricted stock award holders and both GLPI and Penn unvested employee stock options in the amount of $1.0 million.

A summary of the Company's common stock distributions for the year ended December 31, 2014 is as follows:

Qualified dividends	$12.24
Non-qualified dividends	1.90
Capital gains	0.16
Non-taxable return of capital	0.02
Total distributions per common share	$14.32
Percentage classified as qualified dividends	85.47%
Percentage classified as non-qualified dividends	13.27%
Percentage classified as capital gains	1.12%
Percentage classified as non-taxable return of capital	0.14%
100.00%

12. Stock-Based Compensation
As of December 31, 2014, the Company had 4,380,854 shares available for future issuance under the 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock awards, phantom stock units and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
In connection with the Spin-Off, each outstanding option and cash settled SAR with respect to Penn common stock outstanding on the distribution date was converted into two awards, an adjusted Penn option and a GLPI option, or, in the case of the SARs, an adjusted Penn SAR and a GLPI SAR. The adjustment preserved the aggregate intrinsic value of the options and SARs. Additionally, holders of outstanding restricted stock and PSUs with respect to Penn common stock became entitled to an additional share of restricted stock or PSU with respect to GLPI common stock for each share of Penn restricted stock or PSU held so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. These awards are not counted against the 2013 Plan limit mentioned above.

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
As of December 31, 2014, there was $2.5 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 1.00 year. For the years ended December 31, 2014 and 2013, the Company recognized $5.8 million and $1.2 million, respectively of compensation expense associated with these awards. There was no compensation cost recognized for the year ended December 31, 2012 related to stock options. In addition, the Company also recognized $15.3 million of compensation expense for the year ended December 31, 2014, relating to the $2.48 per share dividends paid on vested employee stock options.
The following tables contain information on stock options issued and outstanding for the year ended December 31, 2014 :

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013 (1)	13,662,842	$18.42
Exercised	(2,330,848)	16.24
Canceled	(170,152)	21.47
Outstanding at December 31, 2014	11,161,842	$18.83	2.37	$119,233

(1)
The number of outstanding stock options and the weighted average exercise price of these options was adjusted for the period ended December 31, 2013, as part of the Purging Distribution. The number of stock options outstanding at December 31, 2013 includes 3,324,389 shares resulting from the distribution.

	Exercise Price Range			Total
	$10.22 to $15.39	$15.78 to $23.68	$23.72 to $35.87	$10.22 to $35.87
Outstanding options
Number outstanding	1,121,623	8,855,409	1,184,810	11,161,842
Weighted-average remaining contractual life (years)	1.03	2.58	2.06	2.37
Weighted-average exercise price	$12.45	$18.88	$24.50	$18.83
Exercisable options
Number outstanding	1,121,623	7,474,418	1,174,898	9,770,939
Weighted-average exercise price	$12.45	$18.38	$24.49	$18.44

The Company had 9,770,939 stock options that were exercisable at December 31, 2014 with a weighted average exercise price of $18.44 which had an intrinsic value of $108.2 million. The aggregate intrinsic value of stock options exercised during 2014 was $43.1 million. The Company issues new authorized common shares to satisfy stock option exercises and plans to do the same for restricted stock lapses once they occur.
As of December 31, 2014, there was $9.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 2.27 years. For the years ended December 31, 2014 and 2013, the Company recognized $3.6 million and $0.4 million, respectively, of compensation expense associated with these awards. There was no compensation cost recognized for the year ended December 31, 2012 related to restricted stock awards.

The following table contains information on restricted stock award activity for the year ended December 31, 2014:

Number of Award Shares
Outstanding at December 31, 2013 (1)	525,328
Granted	240,149
Released	(237,618)
Canceled	(59,018)
Outstanding at December 31, 2014	468,841

(1)
The number of outstanding restricted stock awards was adjusted for the period ended December 31, 2013, as part of the Purging Distribution. The number of restricted awards outstanding at December 31, 2013 includes 106,261 shares resulting from the distribution.

On April 25, 2014, the Company awarded market performance-based restricted stock awards with a three-year cliff vesting. The amount of performance-based restricted shares vested at the end of the three-year period will be determined based on the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index. The Company utilized a third party valuation firm to measure the fair value of the awards at grant date using the Monte Carlo model. As of December 31, 2014, there was $9.6 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.32 years for performance-based restricted stock awards.  For the year ended December 31, 2014 the Company recognized $2.9 million of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the year ended December 31, 2014:

Number of Performance-Based Award Shares
Outstanding at December 31, 2013	—
Granted	613,556
Released	—
Canceled	(70,000)
Outstanding at December 31, 2014	543,556

As of December 31, 2014, there was $5.1 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 1.70 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the years ended December 31, 2014 and 2013, the Company recognized $2.5 million and $1.2 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $0.8 million for the year ended December 31, 2014 relating to the Purging Distribution dividend and the $2.48 per share dividends paid on unvested PSUs.

As of December 31, 2014, there was $0.2 million of total unrecognized compensation cost, which will be recognized over the grants remaining weighted average vesting period of 1.32 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI. For the years ended December 31, 2014 and 2013, the Company recognized $67 thousand and $0.2 million, respectively of compensation expense associated with these awards. There was no compensation cost recognized for the year ended December 31, 2012 related to SARs.

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

13.       Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
	(in thousands)
For the year ended December 31, 2014
Net revenues	$481,821	$154,124	$—	$635,945
Income from operations	279,848	23,535	—	303,383
Interest, net	114,588	10,406	(10,408)	114,586
Income before income taxes	175,668	13,129	—	188,797
Income tax (benefit) expense	(1,489)	4,902	—	3,413
Net income	177,157	8,227	—	185,384
Depreciation	94,582	12,261	—	106,843
Capital project expenditures, net of reimbursements	139,231	—	—	139,231
Capital maintenance expenditures	—	3,538	—	3,538

For the year ended December 31, 2013
Net revenues	$76,557	$165,572	$—	$242,129
Income from operations	34,333	26,249	—	60,582
Interest, net	19,254	(1)	—	19,253
Income before income taxes	15,079	22,047	—	37,126
Income tax expense	8,467	8,829	—	17,296
Net income	6,612	13,218	—	19,830
Depreciation	14,896	14,027	—	28,923
Capital project expenditures, net of reimbursements	13,042	(844)	—	12,198
Capital maintenance expenditures	—	4,230	—	4,230

For the year ended December 31, 2012
Net revenues	$—	$210,643	$—	$210,643
Income from operations	—	43,668	—	43,668
Interest, net	—	(2)	—	(2)
Income before income taxes	—	37,350	—	37,350
Income tax expense	—	14,431	—	14,431
Net income	—	22,919	—	22,919
Depreciation	—	14,090	—	14,090
Capital project expenditures, net of reimbursements	—	1,930	—	1,930
Capital maintenance expenditures	—	3,260	—	3,260

Balance sheet at December 31, 2014
Total assets	$2,335,472	$229,108	$—	$2,564,580

Balance sheet at December 31, 2013
Total assets	$2,379,243	$229,996	$—	$2,609,239

(1)              GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off. For the year ended December 31, 2013, results included transaction costs associated with the Spin-Off of $13.5 million.

(2)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14. Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014
Net revenues	$158,328	$160,786	$157,795	$159,036
Income from operations	74,334	77,374	77,622	74,053
Net income	44,312	47,012	49,902	44,158

Earnings per common share:
Basic earnings per common share	$0.40	$0.42	$0.44	$0.39
Diluted earnings per common share	$0.38	$0.40	$0.42	$0.38

2013
Net revenues	$42,648	$46,072	$39,633	$113,776	(1)
Income from operations	6,811	9,090	5,665	39,016	(2)
Net income	3,216	4,699	2,681	9,234	(2)

Earnings per common share:
Basic earnings per common share	$0.04	$0.04	$0.02	$0.08
Diluted earnings per common share	$0.03	$0.04	$0.02	$0.08

(1)	During the fourth quarter of 2013, the Company recognized rental revenue related to the Master Lease, which became effective at Spin-Off (November 1, 2013), of $76.6 million.

(2)
The Company's fiscal year 2013 fourth quarter results include transaction costs of $13.5 million associated with the Spin-Off and depreciation expense of $14.8 million related to the real property assets transferred to GLPI as part of the Spin-Off. Also during the fourth quarter of 2013, the Company entered into a new five year senior unsecured credit facility and completed offerings of $2,050.0 million aggregate principal of new senior unsecured notes in October 2013. The Company incurred interest expense of $19.3 million related to its new borrowings during the fourth quarter of 2013.

15.       Pre-Spin Transactions with Penn

Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $4.2 million and $6.3 million for the years ended December 31, 2013 (before the Spin-Off) and 2012, respectively. In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

16.       Supplemental Disclosures of Cash Flow Information

Prior to the Spin-Off, the Company’s Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of federal income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville’s allocated share of federal income taxes were $9.4 million and $13.2 million, respectively, for the years ended

December 31, 2013 and 2012, respectively. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $1.6 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively.

Cash paid for income taxes was $20.1 million, net of refunds, for the year ended December 31, 2014.

Cash paid for interest was $109.4 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively, and no interest was paid for the year ended December 31, 2012.

17.       Related Party Transactions

On September 19, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania, in exchange for the payment of $725,000 in cash to WPC, plus taxes and closing costs. In addition, the Company reimbursed WPC approximately $270,000 for site work and pre-development costs previously completed per the Sale Agreement. The Company subsequently paid an additional $244,000 to WPC during the year ended December 31, 2014 in connection with numerous construction costs WPC paid on the Company's behalf.

In connection with completion of construction of the building in The Wyomissing Professional Center Campus, on September 24, 2014, the Company entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager"). Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. During the year ended December 31, 2014, the Company paid approximately $59,000 to the Construction Manager.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

18.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2014 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(138,987)	195,092	65,255	(121,360)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(94,817)	$2,504,187	$468,667	$(313,457)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Deferred income tax liabilities	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,646,031	205,463	(192,097)	2,689,316

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,014,726)	(281,655)	(29,343)	310,998	(1,014,726)
Total shareholders’ (deficit) equity	(124,736)	(141,844)	263,204	(121,360)	(124,736)
Total liabilities and shareholders’ (deficit) equity	$(94,817)	$2,504,187	$468,667	$(313,457)	$2,564,580

Year ended December 31, 2014 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$418,108	$13,172	$—	$431,280
Real estate taxes paid by tenants	—	48,570	1,964	—	50,534
Total rental revenue	—	466,678	15,136	—	481,814
Gaming	—	—	148,283	—	148,283
Food, beverage and other	7	—	11,614	—	11,621
Total revenues	7	466,678	175,033	—	641,718
Less promotional allowances	—	—	(5,773)	—	(5,773)
Net revenues	7	466,678	169,260	—	635,945
Operating expenses
Gaming	—	—	82,995	—	82,995
Food, beverage and other	—	—	9,734	—	9,734
Real estate taxes	—	48,576	3,578	—	52,154
General and administrative	54,073	2,758	24,005	—	80,836
Depreciation	1,832	89,833	15,178	—	106,843
Total operating expenses	55,905	141,167	135,490	—	332,562
Income from operations	(55,898)	325,511	33,770	—	303,383

Other income (expenses)
Interest expense	(11)	(117,016)	(3)	—	(117,030)
Interest income	—	—	2,444	—	2,444
Management fee	—	—	—	—	—
Intercompany dividends and interest	612,326	39,805	618,695	(1,270,826)	—
Total other expenses	612,315	(77,211)	621,136	(1,270,826)	(114,586)

Income before income taxes	556,417	248,300	654,906	(1,270,826)	188,797
Income tax (benefit) expense	—	(1,490)	4,903	—	3,413
Net income	$556,417	$249,790	$650,003	$(1,270,826)	$185,384

Year ended December 31, 2014 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$556,417	$249,790	$650,003	$(1,270,826)	$185,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,832	89,833	15,178	—	106,843
Amortization of debt issuance costs	—	8,057	—	—	8,057
(Gains) losses on dispositions of property	2	(150)	158	—	10
Deferred income taxes	—	—	(3,305)	—	(3,305)
Stock-based compensation	12,258	—	—	—	12,258

(Increase) decrease,
Prepaid expenses and other current assets	181	(10,741)	(1,539)	1,498	(10,601)
Other assets	(1,645)	—	(15)	—	(1,660)
Intercompany	800	(4,015)	3,215	—	—
Increase (decrease),
Accounts payable	(16,995)	15,526	(181)	—	(1,650)
Accrued expenses	(7,944)	119	(619)	—	(8,444)
Accrued interest	—	(527)	—	—	(527)
Accrued salaries and wages	2,882	—	(638)	—	2,244
Gaming, pari-mutuel, property and other taxes	871	—	(344)	—	527
Income taxes	(1,441)	(9,325)	(6,490)	(1,498)	(18,754)
Other current and noncurrent liabilities	1,585	—	1,292	—	2,877
Net cash provided by (used in) operating activities	548,803	338,567	656,715	(1,270,826)	273,259
Investing activities
Capital project expenditures, net of reimbursements	(1,613)	(137,618)	—	—	(139,231)
Capital maintenance expenditures	—	—	(3,538)	—	(3,538)
Proceeds from sale of property and equipment	—	150	30	—	180
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	9,000	—	9,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,613)	(137,468)	(178,238)	—	(317,319)
Financing activities
Dividends paid	(494,104)	—	—	—	(494,104)
Proceeds from exercise of options	29,931	—	—	—	29,931
Proceeds from issuance of long-term debt	—	291,950	—	—	291,950
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,024)	—	—	(32,024)
Intercompany financing	(122,540)	(677,364)	(470,922)	1,270,826	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	(635)	—	—	—	(635)
Net cash (used in) provided by financing activities	(587,348)	(417,744)	(470,922)	1,270,826	(205,188)
Net (decrease) increase in cash and cash equivalents	(40,158)	(216,645)	7,555	—	(249,248)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	—	285,221
Cash and cash equivalents at end of period	$2,643	$4,450	$28,880	$—	$35,973

At December 31, 2013 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,010,303	$—	$—	$2,010,303
Property and equipment, used in operations, net	25,458	—	113,663	—	139,121
Cash and cash equivalents	42,801	221,095	21,325	—	285,221
Prepaid expenses	1,191	1,834	2,958	—	5,983
Deferred tax assets, current	—	—	1,885	343	2,228
Other current assets	753	15,708	906	—	17,367
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $1,270 at December 31, 2013	—	46,877	—	—	46,877
Loan receivable	—	—	—	—	—
Intercompany transactions and investment in subsidiaries	104,391	208,739	308,157	(621,287)	—
Other assets	12,880	—	4,161	—	17,041
Total assets	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Liabilities
Accounts payable	$21,006	$—	$391	$—	$21,397
Accrued expenses	8,458	—	5,325	—	13,783
Accrued interest	—	18,055	—	—	18,055
Accrued salaries and wages	7,131	—	3,206	—	10,337
Gaming, property, and other taxes	141	17,542	1,106	—	18,789
Deferred tax liabilities, non-current	(4,473)	12,308	9,421	—	17,256
Other current liabilities	12,782	—	129	—	12,911
Long-term debt	—	2,350,000	—	—	2,350,000
Deferred income taxes	—	—	3,939	343	4,282
Total liabilities	45,045	2,397,905	23,517	343	2,466,810

Shareholders’ equity (deficit)
Common stock ($.01 par value, 550,000,000 shares authorized, 88,659,448 shares issued at December 31, 2013	887	—	—	—	887
Additional paid-in capital	3,651	17,271	162,700	(179,971)	3,651
Retained earnings (deficit)	137,891	89,380	351,936	(441,316)	137,891
Total shareholders’ equity (deficit)	142,429	106,651	514,636	(621,287)	142,429
Total liabilities and shareholders’ (deficit) equity	$187,474	$2,504,556	$538,153	$(620,944)	$2,609,239

Year ended December 31, 2013 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$68,955	$—	$—	$68,955
Real estate taxes paid by tenants	—	7,602	—	—	7,602
Total rental revenue	—	76,557	—	—	76,557
Gaming	—	—	159,352	—	159,352
Food, beverage and other	—	—	12,357	—	12,357
Total revenues	—	76,557	171,709	—	248,266
Less promotional allowances	—	—	(6,137)	—	(6,137)
Net revenues	—	76,557	165,572	—	242,129
Operating expenses
Gaming	—	—	89,367	—	89,367
Food, beverage and other	—	—	10,775	—	10,775
Real estate taxes	—	7,602	1,618	—	9,220
General and administrative	19,726	—	23,536	—	43,262
Depreciation	74	14,822	14,027	—	28,923
Total operating expenses	19,800	22,424	139,323	—	181,547
Income from operations	(19,800)	54,133	26,249	—	60,582

Other income (expenses)
Interest expense	—	(19,254)	—	—	(19,254)
Interest income	—	—	1	—	1
Management fee	—	—	(4,203)	—	(4,203)
Intercompany dividends and interest	68,955	—	68,955	(137,910)	—
Total other expenses	68,955	(19,254)	64,753	(137,910)	(23,456)

Income before income taxes	49,155	34,879	91,002	(137,910)	37,126
Income tax expense	643	7,824	8,829	—	17,296
Net income	$48,512	$27,055	$82,173	$(137,910)	$19,830

Year ended December 31, 2013 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$48,512	$27,055	$82,173	$(137,910)	$19,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74	14,822	14,027	—	28,923
Amortization of debt issuance costs	—	1,270	—	—	1,270
Gain on sales of property	—	—	(39)	—	(39)
Deferred income taxes	—	—	(5,646)	—	(5,646)
Stock-based compensation	1,566	—	—	—	1,566

(Increase) decrease,
Prepaid expenses and other current assets	(1,944)	—	(775)	1,834	(885)
Other assets	(662)	—	—	—	(662)
Intercompany	2,259	—	(2,259)	—	—
Increase (decrease),	0	0		0
Accounts payable	20,073	(18,508)	1,073	—	2,638
Accrued expenses	8,458	—	(462)	—	7,996
Accrued interest	—	18,055	(839)	—	17,216
Accrued salaries and wages	2,432	—	(301)	—	2,131
Gaming, pari-mutuel, property and other taxes	141	—	(148)	—	(7)
Income taxes	(4,473)	12,308	(283)	(1,834)	5,718
Other current and noncurrent liabilities	564	—	19	—	583
Net cash provided by (used in) operating activities	77,000	55,002	86,540	(137,910)	80,632
Investing activities
Capital project expenditures, net of reimbursements	(5,532)	(7,510)	844	—	(12,198)
Capital maintenance expenditures	—	—	(4,230)	—	(4,230)
Proceeds from sale of property and equipment	—	—	153	—	153
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate	—	—	—	—	—
Net cash used in investing activities	(5,532)	(7,510)	(3,233)	—	(16,275)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(6,982)	—	(6,982)
Cash distribution to Penn National Gaming, Inc. in connection with Spin-Off	(19,609)	(1,992,931)	(77,460)	—	(2,090,000)
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	1,431	—	—	—	1,431
Proceeds from issuance of long-term debt	—	2,350,000	—	—	2,350,000
Financing costs	—	(48,147)	—	—	(48,147)
Payments of long-term debt	—	—	—	—	—
Intercompany financing	(10,489)	(135,319)	7,898	137,910	—
Net cash (used in) provided by financing activities	(28,667)	173,603	(76,544)	137,910	206,302
Net increase in cash and cash equivalents	42,801	221,095	6,763	—	270,659
Cash and cash equivalents at beginning of period	—	—	14,562	—	14,562
Cash and cash equivalents at end of period	$42,801	$221,095	$21,325	$—	$285,221

Year ended December 31, 2012 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$—	$—	$—	$—
Real estate taxes paid by tenants	—	—	—	—	—
Total rental revenue	—	—	—	—	—
Gaming	—	—	202,581	—	202,581
Food, beverage and other	—	—	15,635	—	15,635
Total revenues	—	—	218,216	—	218,216
Less promotional allowances	—	—	(7,573)	—	(7,573)
Net revenues	—	—	210,643	—	210,643
Operating expenses
Gaming	—	—	113,111	—	113,111
Food, beverage and other	—	—	13,114	—	13,114
Real estate taxes	—	—	1,592	—	1,592
General and administrative	—	—	25,068	—	25,068
Depreciation	—	—	14,090	—	14,090
Total operating expenses	—	—	166,975	—	166,975
Income from operations	—	—	43,668	—	43,668

Other income (expenses)
Interest expense	—	—	—	—	—
Interest income	—	—	2	—	2
Management fee	—	—	(6,320)	—	(6,320)
Intercompany dividends and interest	—	—	—	—	—
Total other expenses	—	—	(6,318)	—	(6,318)

Income before income taxes	—	—	37,350	—	37,350
Income tax expense	—	—	14,431	—	14,431
Net income	$—	$—	$22,919	$—	$22,919

Year ended December 31, 2012 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$—	$22,919	$—	$22,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	14,090	—	14,090
Amortization of debt issuance costs	—	—	—	—	—
Gain on sales of property	—	—	(142)	—	(142)
Deferred income taxes	—	—	(88)	—	(88)
Stock-based compensation	—	—	—	—	—

(Increase) decrease,
Prepaid expenses and other current assets	—	—	1,513	—	1,513
Other assets	—	—	—	—	—
Intercompany	—	—	—	—	—
Increase (decrease),	0	0		0
Accounts payable	—	—	(260)	—	(260)
Accrued expenses	—	—	(456)	—	(456)
Accrued interest	—	—	—	—	—
Accrued salaries and wages	—	—	(394)	—	(394)
Gaming, pari-mutuel, property and other taxes	—	—	(250)	—	(250)
Income taxes	—	—	(10,162)	—	(10,162)
Other current and noncurrent liabilities	—	—	(26)	—	(26)
Net cash provided by operating activities	—	—	26,744	—	26,744
Investing activities
Capital project expenditures, net of reimbursements	—	—	(1,930)	—	(1,930)
Capital maintenance expenditures	—	—	(3,260)	—	(3,260)
Proceeds from sale of property and equipment	—	—	380	—	380
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate	—	—	—	—	—
Net cash used in investing activities	—	—	(4,810)	—	(4,810)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(24,518)	—	(24,518)
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Financing costs	—	—	—	—	—
Payments of long-term debt	—	—	—	—	—
Intercompany financing	—	—	—	—	—
Net cash used in financing activities	—	—	(24,518)	—	(24,518)
Net decrease in cash and cash equivalents	—	—	(2,584)	—	(2,584)
Cash and cash equivalents at beginning of period	—	—	17,146	$—	17,146
Cash and cash equivalents at end of period	$—	$—	$14,562	$—	$14,562

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (1)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$—	$15,251	$342,392	$357,643	$85,035	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,379	(439)	4,937	97,940	102,877	48,889	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	—	19,214	101,104	120,318	38,926	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	3,791	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,094	—	12,003	144,093	156,096	13,722	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,267	188,622	226,889	16,004	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	93,991	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	48,052	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	—	66,104	126,689	192,793	16,525	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	19,690	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	12,865	2005	11/1/2013	31
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	—	59,388	87,352	(17)	59,388	87,335	146,723	36,697	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	—	23,468	143,301	166,769	43,578	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	20,452	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	—	3,423	63,083	66,506	34,138	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	—	44,198	177,063	221,261	28,167	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (2)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	1,031	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (2)	Youngstown, OH	—	5,683	—	94,315	5,833	94,164	99,997	827	2014	11/1/2013	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	2,917	1999	1/23/2014	31
		$—	$453,268	$2,108,591	$180,252	$453,445	$2,288,664	$2,742,109	$565,297
Headquarters Property:
GLPI Corporate Office (3)	Wyomissing, PA	$—	$736	$—	$—	$736	$—	$736	$—	2014	9/19/2014	N/A
		$—	$454,004	$2,108,591	$180,252	$454,181	$2,288,664	$2,742,845	$565,297

(1)	The aggregate cost for federal income tax purposes of the properties listed above was $2.75 billion at December 31, 2014.

(2)     Hollywood Casino at Dayton Raceway and Hollywood Casino at Mahoning Valley Race Course were jointly developed with Penn National Gaming, Inc. The costs capitalized subsequent to acquisition represent the capital expenditures incurred by the Company subsequent to the transfer of the development properties at Spin-Off. Both properties commenced operations and began paying rent during the year ended December 31, 2014.

(3)    Excludes the amounts classified as construction in progress, as presented on the real estate investments, net line item of the Company's consolidated balance sheets and detailed in Note 6 to the consolidated financial statements.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	(1)
Real Estate:	(in thousands)
Balance at the beginning of the period	$2,433,114	$—
Amounts contributed from Spin-Off	—	2,433,052
Acquisitions	140,730	—
Capital expenditures and assets placed in service	181,404	62
Dispositions	(12,403)	—
Balance at the end of the year	$2,742,845	$2,433,114
Accumulated Depreciation:
Balance at the beginning of the period	$(484,488)	$—
Amounts contributed from Spin-Off	—	(469,666)
Depreciation expense	(92,750)	(14,822)
Dispositions	11,941	—
Balance at the end of the year	$(565,297)	$(484,488)

(1)	The Company's real estate operations commenced on November 1, 2013, in connection with the Spin-Off. See Note 1 to the consolidated financial statements for further information regarding the Spin-Off.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Ernst & Young LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included on page 53 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2015 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2015 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2015 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
2. Financial Statement Schedules:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2014 for GLPI.
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

Dated: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	February 27, 2015
William J. Clifford

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
Desiree A. Burke

/s/ WESLEY R. EDENS	Director	February 27, 2015
Wesley R. Edens

/s/ DAVID A. HANDLER	Director	February 27, 2015
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	February 27, 2015
Joseph W. Marshall

/s/ E. SCOTT URDANG	Director	February 27, 2015
E. Scott Urdang

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1
Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on November 7, 2013).

3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on October 15, 2013).

3.2	Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on November 24, 2014).

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

10.6
First Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 12, 2014).

10.7
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.8
Tax Matters Agreement dated as of November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

Exhibit	Description of Exhibit
10.9
Transition Services Agreement dated November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 7, 2013).

10.10
Employee Matters Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.11	Gaming and Leisure Properties, Inc. 2013 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form S-8 filed on October 31, 2013).

10.12
Membership Interest Purchase Agreement dated as of May 13, 2014, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.13
Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

10.14
Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

10.15* #	Employment Agreement dated April 29, 2014 between Gaming and Leisure Properties, Inc. and Steven T. Snyder.

21*	Subsidiaries of the Registrant.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the notes to the Consolidated Financial Statements.

#    Compensation plans and arrangements for executives and others.
*    Filed herewith.