Form 10-Q
period 2015-03-31
Gaming & Leisure Properties, Inc.
filed 2015-05-04
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of April 30, 2015
Common Stock, par value $.01 per share	115,846,867

Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company’s business strategy, plans, and goals and objectives.

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

•
the ultimate outcome of any potential transaction between the Company and Pinnacle Entertainment Inc. ("Pinnacle") including the possibilities that we will not pursue a transaction with Pinnacle and that Pinnacle will not engage in negotiations with respect to a transaction with us;

•
the outcome of our lawsuit against Cannery Casino Resorts LLC ("CCR"), the owner of the Meadows Racetrack and Casino, alleging among other things, fraud, breach of the agreement and breach of the related consulting agreement;

•
our ability to maintain our status as a real estate investment trust ("REIT"), given the highly technical and complex Internal Revenue Code ("Code") provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT status and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

•
the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its elected REIT status;

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

•
GLPI’s duty to indemnify Penn National Gaming, Inc. and its subsidiaries ("Penn") in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate investments, net	$2,157,003	$2,180,124
Property and equipment, used in operations, net	136,533	134,028
Cash and cash equivalents	45,367	35,973
Prepaid expenses	7,468	7,900
Deferred tax assets, current	1,568	2,015
Other current assets	47,644	45,254
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $11,347 and $9,327 at March 31, 2015 and December 31, 2014, respectively	37,106	39,126
Loan receivable	33,463	34,000
Deferred tax assets, non-current	808	679
Other assets	419	383
Total assets	$2,552,477	$2,564,580

Liabilities
Accounts payable	$3,301	$4,409
Accrued expenses	5,756	5,339
Accrued interest	42,431	17,528
Accrued salaries and wages	6,387	12,581
Gaming, property, and other taxes	25,132	22,741
Income taxes	1,572	—
Current maturities of long-term debt	99	81
Other current liabilities	16,237	15,788
Long-term debt, net of current maturities	2,576,364	2,609,406
Deferred tax liabilities, non-current	738	1,443
Total liabilities	2,678,017	2,689,316

Shareholders’ deficit

Common stock ($.01 par value, 550,000,000 shares authorized, 114,213,335 and 112,981,088 shares issued at March 31, 2015 and December 31, 2014, respectively)	1,142	1,130
Additional paid-in capital	903,608	888,860
Retained deficit	(1,030,290)	(1,014,726)
Total shareholders’ deficit	(125,540)	(124,736)
Total liabilities and shareholders’ deficit	$2,552,477	$2,564,580

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental	$111,504	$106,114
Real estate taxes paid by tenants	13,350	11,998
Total rental revenue	124,854	118,112
Gaming	36,379	38,755
Food, beverage and other	2,815	2,831
Total revenues	164,048	159,698
Less promotional allowances	(1,387)	(1,370)
Net revenues	162,661	158,328

Operating expenses
Gaming	19,016	21,562
Food, beverage and other	2,184	2,546
Real estate taxes	13,755	12,423
General and administrative	21,539	20,941
Depreciation	27,411	26,522
Total operating expenses	83,905	83,994
Income from operations	78,756	74,334

Other income (expenses)
Interest expense	(29,562)	(28,974)
Interest income	595	546
Total other expenses	(28,967)	(28,428)

Income before income taxes	49,789	45,906
Income tax expense	2,702	1,594
Net income	$47,087	$44,312

Earnings per common share:
Basic earnings per common share	$0.41	$0.40
Diluted earnings per common share	$0.40	$0.38

Dividends paid per common share	$0.55	$0.52

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2014	112,981,088	$1,130	$888,860	$(1,014,726)	$(124,736)
Stock option activity	1,166,823	11	12,597	—	12,608
Restricted stock activity	65,424	1	2,151	—	2,152
Dividends paid	—	—	—	(62,651)	(62,651)
Net income	—	—	—	47,087	47,087
Balance, March 31, 2015	114,213,335	$1,142	$903,608	$(1,030,290)	$(125,540)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2015	2014
Operating activities
Net income	$47,087	$44,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,411	26,522
Amortization of debt issuance costs	2,020	2,007
Losses on dispositions of property	1	158
Deferred income taxes	(386)	(898)
Stock-based compensation	4,394	1,951
Decrease (increase),
Prepaid expenses and other current assets	838	(5,201)
Other assets	—	(273)
(Decrease) increase,
Accounts payable	(1,345)	43
Accrued expenses	415	(6,788)
Accrued interest	24,903	24,814
Accrued salaries and wages	(6,194)	(2,202)
Gaming, pari-mutuel, property and other taxes	(406)	4,975
Income taxes	1,572	(11,367)
Other current and noncurrent liabilities	449	1,674
Net cash provided by operating activities	100,759	79,727
Investing activities
Capital project expenditures, net of reimbursements	(5,640)	(24,002)
Capital maintenance expenditures	(951)	(871)
Proceeds from sale of property and equipment	5	—
Increase in cash escrow	—	(3,356)
Funding of loan receivable	—	(43,000)
Principal payments on loan receivable	538	2,000
Acquisition of real estate	—	(140,730)
Other investing activities	(36)	—
Net cash used in investing activities	(6,084)	(209,959)
Financing activities
Dividends paid	(62,651)	(270,040)
Proceeds from exercise of options	10,394	13,321
Proceeds from issuance of long-term debt	—	182,008
Payments of long-term debt	(33,024)	(32,000)
Net cash used in financing activities	(85,281)	(106,711)
Net increase (decrease) in cash and cash equivalents	9,394	(236,943)
Cash and cash equivalents at beginning of period	35,973	285,221
Cash and cash equivalents at end of period	$45,367	$48,278

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Organization and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a "triple-net" operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of March 31, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

2.    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This ASU provides guidance on determining whether a cloud computing arrangement includes a software license, the accounting treatment of such a software license to be consistent with that of other licensed intangible assets, and the treatment of service agreements within cloud computing arrangements as service contracts. ASU 2015-05 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and may be applied on a prospective or retrospective basis. The Company is evaluating the impact of adopting ASU 2015-05 and does not believe its adoption will have a material effect on its financial position or results of operation.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 and will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the period-specific effects of applying the new guidance. Consistent with current guidance, the Company currently recognizes its debt issuance costs as deferred charges or assets on its balance sheet. The Company is evaluating the impact of adopting ASU 2015-03 and does not believe its adoption will have a material effect on its financial position or results of operation, as it believes only a balance sheet reclassification between assets and liabilities will be required upon adoption of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. At the April 1, 2015 FASB meeting, the board voted to defer the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017. The pronouncement was originally effective for annual reporting periods beginning after December 15, 2016, and companies are permitted to elect the adoption of the standard as of the original effective date. When adopted, the new guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies.

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both March 31, 2015 and December 31, 2014 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures."

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$45,367	$45,367	$35,973	$35,973
Deferred compensation plan assets	14,826	14,826	14,280	14,280
Loan receivable	33,463	33,463	34,000	34,000
Financial liabilities:
Deferred compensation plan liabilities	14,901	14,901	14,369	14,369
Long-term debt
Senior unsecured credit facility	525,000	509,250	558,000	535,010
Senior notes	2,050,000	2,107,025	2,050,000	2,091,000

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three months ended March 31, 2015 and 2014, and comprehensive income for the three months ended March 31, 2015 and 2014 was equivalent to net income for those time periods.

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

As of March 31, 2015, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a "triple net" basis on terms similar to those in the Master Lease.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Video lottery	$31,241	$33,381
Table game	4,810	4,940
Poker	328	434
Total gaming revenue, net of cash incentives	$36,379	$38,755

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Food and beverage	$1,377	$1,361
Other	10	9
Total promotional allowances	$1,387	$1,370

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Food and beverage	$596	$716
Other	3	3
Total cost of complimentary services	$599	$719

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three months ended March 31, 2015 and 2014, these expenses, which are recorded within gaming expense in the condensed consolidated statements of income, totaled $14.9 million and $17.3 million, respectively.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	113,666	111,198
Assumed conversion of dilutive employee stock-based awards	4,232	6,282
Assumed conversion of restricted stock	219	370
Assumed conversion of performance-based restricted stock awards	382	—
Diluted weighted-average common shares outstanding	118,499	117,850

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, expect per share data)
Calculation of basic EPS:
Net income	$47,087	$44,312
Less: Net income allocated to participating securities	(215)	(175)
Net income attributable to common shareholders	$46,872	$44,137
Weighted-average common shares outstanding	113,666	111,198
Basic EPS	$0.41	$0.40

Calculation of diluted EPS:
Net income	$47,087	$44,312
Diluted weighted-average common shares outstanding	118,499	117,850
Diluted EPS	$0.40	$0.38

Options to purchase 15,529 shares were outstanding during the three months ended March 31, 2015 but were not included in the computation of diluted EPS because of being antidilutive.  There were no outstanding options to purchase shares of common stock during the three months ended March 31, 2014 that were not included in the computation of diluted EPS because of being antidilutive.

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

Additionally, the cash-settled phantom stock units ("PSU") entitle employees to receive cash based on the fair value of the Company’s common stock on the vesting date. These PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, "Compensation-Stock Compensation, Awards Classified as Liabilities."

In addition, the Company’s stock appreciation rights ("SAR") are accounted for as liability awards. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option-pricing model.

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

As of March 31, 2015, there was $1.9 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 0.76 years. For the three months ended March 31, 2015 and 2014, the Company recognized $0.7 million and $1.4 million, respectively, of compensation expense associated with these awards. In addition, the Company also recognized $2.9 million and $3.3 million of compensation expense for the three months ended March 31, 2015 and 2014, respectively, relating to each of the first quarter $0.55 and $0.52, respectively, per share dividends paid on vested employee stock options.

As of March 31, 2015, there was $12.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 2.26 years. For the three months ended March 31, 2015 and 2014, the Company recognized $1.4 million and $0.6 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2015.

Number of Award Shares
Outstanding at December 31, 2014	468,841
Granted	163,783
Released	(107,152)
Canceled	(5,028)
Outstanding at March 31, 2015	520,444

Performance-based restricted stock awards have a three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index.  As of March 31, 2015, there was $16.9 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.28 years for performance-based restricted stock awards.  For the three months ended March 31, 2015, the Company recognized $2.2 million of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2015.

Number of Performance-Based Award Shares
Outstanding at December 31, 2014	543,556
Granted	548,000
Released	—
Canceled	—
Outstanding at March 31, 2015	1,091,556

As of March 31, 2015, there was $5.1 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 1.71 years, for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI. For the three months ended March 31, 2015 and 2014, the Company recognized $1.8 million and $0.4 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $0.1 million for the three months ended March 31, 2015, relating to the first quarter $0.55 per share dividends paid on unvested PSUs and $0.4 million for the three months ended March 31, 2014, relating to the purging distribution dividend and the first quarter $0.52 per share dividends paid on unvested PSUs.

As of March 31, 2015, there was $0.1 million of total unrecognized compensation cost, which will be recognized over the grants remaining weighted average vesting period of 1.23 years, for Penn and GLPI SARs held by GLPI employees that will be cash-settled by GLPI. For the three months ended March 31, 2015 and 2014, the Company recognized $6 thousand and $21 thousand, respectively, of compensation expense associated with these awards.

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

4.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of March 31, 2015, principal and interest payments reduced the balance of this loan to $33.5 million. Commencing on March 31, 2015, Casino Queen is obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. The collectability of the remaining loan balance is reasonably assured, and it is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period of receipt. GLPI leased the property back to Casino Queen on a "triple net" basis on terms similar to those in the Master Lease, resulting in approximately $14 million in annual rent. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

5.              Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Land and improvements	$454,181	$454,181
Building and improvements	2,288,664	2,288,664
Construction in progress	3,381	2,576
Total real estate investments	2,746,226	2,745,421
Less accumulated depreciation	(589,223)	(565,297)
Real estate investments, net	$2,157,003	$2,180,124

6.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS:

	March 31, 2015	December 31, 2014
	(in thousands)
Land and improvements	$31,595	$31,595
Building and improvements	116,867	116,867
Furniture, fixtures, and equipment	103,782	103,612
Construction in progress	6,455	724
Total property and equipment	258,699	252,798
Less accumulated depreciation	(122,166)	(118,770)
Property and equipment, net	$136,533	$134,028

The increase in construction in progress is primarily due to the purchase of slot machines at Hollywood Casino Perryville, totaling approximately $5.0 million for the three months ended March 31, 2015.

7.              Long-term Debt

Long-term debt is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Senior unsecured credit facility	$525,000	$558,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	$1,463	$1,487
Total long-term debt	$2,576,463	$2,609,487
Less current maturities of long-term debt	$(99)	$(81)
Long-term debt, net of current maturities	$2,576,364	$2,609,406

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2015 (in thousands):

Within one year	$99
2-3 years	212
4-5 years	1,075,233
Over 5 years	1,500,919
Total minimum payments	$2,576,463

Senior Unsecured Credit Facility

The Company participates in a one billion senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At March 31, 2015, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $300 million Term Loan A facility and $225 million of borrowings under the revolving credit facility. Additionally, at March 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $474.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder. At March 31, 2015, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

Each of the 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"); 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"); and 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes and 2020 Notes, the "Notes") contains covenants limiting the Company’s ability to: incur additional debt and use their assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2015, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

8.              Commitments and Contingencies

Litigation
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission.  On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company asserts claims that CCR has breached the agreements, with the Company seeking return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages.  The Company further seeks a declaration that a material adverse effect has occurred that excuses CCR from consummating the agreement.  The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
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

9.              Dividends

On February 3, 2015, the Company’s Board of Directors declared the first quarterly dividend of 2015 of $0.545 per common share, which was paid on March 27, 2015, in the amount of $62.1 million, to shareholders of record on March 10, 2015. In addition, first quarter dividend payments were made to GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.6 million.

On February 18, 2014, the Company’s Board of Directors declared the first quarterly dividend of 2014 of $0.52 per common share, which was paid on March 28, 2014, in the amount of $58.0 million, to shareholders of record on March 7, 2014. In addition, first quarter dividend payments were made to GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $1.0 million.

Additionally, on February 18, 2014, GLPI made the Purging Distribution, which totaled $1.05 billion and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off. Shareholders were given the option to elect either an all-cash or all-stock dividend, subject to a total cash limitation of $210.0 million. Of the 88,691,827 shares of common stock outstanding on the record date, approximately 54.3% elected the cash distribution and approximately 45.7% elected a stock distribution or made no election. Shareholders electing cash received $4.358049 plus 0.195747 additional GLPI shares per common share held on the record date. Shareholders electing stock or not making an election received 0.309784 additional GLPI shares per common share held on the record date. Stock dividends were paid based on the volume weighted average price for the three trading days ended February 13, 2014 of $38.2162 per share. Approximately 22.0 million shares were issued in connection with this dividend payment.  In addition, cash distributions were made to GLPI and Penn employee restricted stock award holders in the amount of $1.0 million for the purging distribution.
Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. In addition, cash distributions were made to GLPI restricted stock award holders and for both GLPI and for Penn unvested employee stock options in the amount of $0.7 million for this one-time distribution.

10.       Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$124,854	$37,807	$—	$162,661	$118,112	$40,216	$—	$158,328
Income from operations	71,556	7,200	—	78,756	67,871	6,463	—	74,334
Interest, net	28,968	2,600	(2,601)	28,967	28,428	2,601	(2,601)	28,428
Income before income taxes	45,189	4,600	—	49,789	42,044	3,862	—	45,906
Income tax expense	810	1,892	—	2,702	—	1,594	—	1,594
Net income	44,379	2,708	—	47,087	42,044	2,268	—	44,312
Depreciation	24,393	3,018	—	27,411	23,441	3,081	—	26,522
Capital project expenditures, net of reimbursements	609	5,031	—	5,640	24,002	—	—	24,002
Capital maintenance expenditures	—	951	—	951	—	871	—	871

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

11.       Supplemental Disclosures of Cash Flow Information

There was no cash paid for income taxes for the three months ended March 31, 2015 and $13.8 million paid for the three months ended March 31, 2014, primarily for 2013 extension payments while GLPI was still a corporation. Cash paid for interest was $2.6 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

12.       Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania. The Company subsequently paid $39,000 to WPC during the three months ended March 31, 2015 in connection with numerous construction costs WPC paid on the Company's behalf.

In connection with completion of construction of the building in The Wyomissing Professional Center Campus, the Company entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager"). Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. During the three months ended March 31, 2015, the Company made no payments to the Construction Manager.

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

Summarized financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below. In preparation for the Company's potential use of an UPREIT structure, on January 1, 2015, all employees and associated assets and liabilities were transferred from GLPI to GLP Capital, L.P.

At March 31, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,019,952	$137,051	$—	$2,157,003
Property and equipment, used in operations, net	—	24,775	111,758	—	136,533
Cash and cash equivalents	—	20,020	25,347	—	45,367
Prepaid expenses	—	4,408	3,060	—	7,468
Deferred tax assets, current	—	—	1,568	—	1,568
Other current assets	—	44,115	3,529	—	47,644
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $11,347 at March 31, 2015	—	37,106	—	—	37,106
Loan receivable	—	—	33,463	—	33,463
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(125,540)	194,180	85,370	(154,010)	—
Deferred tax assets, non-current	—	—	808	—	808
Other assets	—	292	127	—	419
Total assets	$(125,540)	$2,538,443	$487,179	$(347,605)	$2,552,477

Liabilities
Accounts payable	$—	$2,636	$665	$—	$3,301
Accrued expenses	—	1,041	4,715	—	5,756
Accrued interest	—	42,431	—	—	42,431
Accrued salaries and wages	—	4,283	2,104	—	6,387
Gaming, property, and other taxes	—	21,548	3,584	—	25,132
Income taxes	—	682	890	—	1,572
Current maturities of long-term debt	—	99	—	—	99
Other current liabilities	—	14,901	1,336	—	16,237
Long-term debt, net of current maturities	—	2,576,364	—	—	2,576,364
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred tax liabilities, non-current	—	—	738	—	738
Total liabilities	—	2,663,985	207,627	(193,595)	2,678,017

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 114,213,335 shares issued at March 31, 2015	1,142	1,142	1,142	(2,284)	1,142
Additional paid-in capital	903,608	903,608	1,056,445	(1,960,053)	903,608
Retained (deficit) earnings	(1,030,290)	(1,030,292)	(778,035)	1,808,327	(1,030,290)
Total shareholders’ (deficit) equity	(125,540)	(125,542)	279,552	(154,010)	(125,540)
Total liabilities and shareholders’ (deficit) equity	$(125,540)	$2,538,443	$487,179	$(347,605)	$2,552,477

Three months ended March 31, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$108,004	$3,500	$—	$111,504
Real estate taxes paid by tenants	—	12,827	523	—	13,350
Total rental revenue	—	120,831	4,023	—	124,854
Gaming	—	—	36,379	—	36,379
Food, beverage and other	—	—	2,815	—	2,815
Total revenues	—	120,831	43,217	—	164,048
Less promotional allowances	—	—	(1,387)	—	(1,387)
Net revenues	—	120,831	41,830	—	162,661
Operating expenses
Gaming	—	—	19,016	—	19,016
Food, beverage and other	—	—	2,184	—	2,184
Real estate taxes	—	12,827	928	—	13,755
General and administrative	—	15,556	5,983	—	21,539
Depreciation	—	23,632	3,779	—	27,411
Total operating expenses	—	52,015	31,890	—	83,905
Income from operations	—	68,816	9,940	—	78,756

Other income (expenses)
Interest expense	—	(29,562)	—	—	(29,562)
Interest income	—	10	585	—	595
Intercompany dividends and interest	—	10,086	400	(10,486)	—
Total other expenses	—	(19,466)	985	(10,486)	(28,967)

Income before income taxes	—	49,350	10,925	(10,486)	49,789
Income tax expense	—	810	1,892	—	2,702
Net income	$—	$48,540	$9,033	$(10,486)	$47,087

Three months ended March 31, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$48,540	$9,033	$(10,486)	$47,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,632	3,779	—	27,411
Amortization of debt issuance costs	—	2,020	—	—	2,020
Losses on dispositions of property	—	—	1	—	1
Deferred income taxes	—	—	(386)	—	(386)
Stock-based compensation	—	4,394	—	—	4,394
(Increase) decrease,
Prepaid expenses and other current assets	—	(593)	1,431	—	838
Other assets	—	—	—	—	—
Intercompany	—	2,365	(2,365)	—	—
Increase (decrease),
Accounts payable	—	(1,800)	455	—	(1,345)
Accrued expenses	—	408	7	—	415
Accrued interest	—	24,903	—	—	24,903
Accrued salaries and wages	—	(5,730)	(464)	—	(6,194)
Gaming, pari-mutuel, property and other taxes	—	(613)	207	—	(406)
Income taxes	—	847	725	—	1,572
Other current and noncurrent liabilities	—	532	(83)	—	449
Net cash provided by (used in) operating activities	—	98,905	12,340	(10,486)	100,759
Investing activities
Capital project expenditures, net of reimbursements	—	(609)	(5,031)	—	(5,640)
Capital maintenance expenditures	—	—	(951)	—	(951)
Proceeds from sale of property and equipment	—	—	5	—	5
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	538	—	538
Acquisition of real estate	—	—	—	—	—
Other investing activities	—	(36)	—	—	(36)
Net cash used in investing activities	—	(645)	(5,439)	—	(6,084)
Financing activities
Dividends paid	(62,651)	—	—	—	(62,651)
Proceeds from exercise of options	10,394	—	—	—	10,394
Proceeds from issuance of long-term debt	—	—	—	—	—
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(33,024)	—	—	(33,024)
Intercompany financing	49,614	(49,666)	(10,434)	10,486	—
Net cash (used in) provided by financing activities	(2,643)	(82,690)	(10,434)	10,486	(85,281)
Net (decrease) increase in cash and cash equivalents	(2,643)	15,570	(3,533)	—	9,394
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$20,020	$25,347	$—	$45,367

At December 31, 2014 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(138,987)	195,092	65,255	(121,360)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(94,817)	$2,504,187	$468,667	$(313,457)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Income taxes	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,646,031	205,463	(192,097)	2,689,316

Shareholders’ (deficit) equity
Common stock ($.01 par value, 550,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,014,726)	(281,655)	(29,343)	310,998	(1,014,726)
Total shareholders’ (deficit) equity	(124,736)	(141,844)	263,204	(121,360)	(124,736)
Total liabilities and shareholders’ (deficit) equity	$(94,817)	$2,504,187	$468,667	$(313,457)	$2,564,580

Three months ended March 31, 2014 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$103,442	$2,672	$—	$106,114
Real estate taxes paid by tenants	—	11,629	369	—	11,998
Total rental revenue	—	115,071	3,041	—	118,112
Gaming	—	—	38,755	—	38,755
Food, beverage and other	—	—	2,831	—	2,831
Total revenues	—	115,071	44,627	—	159,698
Less promotional allowances	—	—	(1,370)	—	(1,370)
Net revenues	—	115,071	43,257	—	158,328
Operating expenses
Gaming	—	—	21,562	—	21,562
Food, beverage and other	—	—	2,546	—	2,546
Real estate taxes	—	11,629	794	—	12,423
General and administrative	14,084	718	6,139	—	20,941
Depreciation	439	22,283	3,800	—	26,522
Total operating expenses	14,523	34,630	34,841	—	83,994
Income from operations	(14,523)	80,441	8,416	—	74,334

Other income (expenses)
Interest expense	—	(28,974)	—	—	(28,974)
Interest income	—	—	546	—	546
Intercompany dividends and interest	275,012	8,986	277,004	(561,002)	—
Total other expenses	275,012	(19,988)	277,550	(561,002)	(28,428)

Income before income taxes	260,489	60,453	285,966	(561,002)	45,906
Income tax expense	—	—	1,594	—	1,594
Net income	$260,489	$60,453	$284,372	$(561,002)	$44,312

Three months ended March 31, 2014 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$260,489	$60,453	$284,372	$(561,002)	$44,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	439	22,283	3,800	—	26,522
Amortization of debt issuance costs	—	2,007	—	—	2,007
Losses on dispositions of property	—	—	158	—	158
Deferred income taxes	—	—	(898)	—	(898)
Stock-based compensation	1,951	—	—	—	1,951
(Increase) decrease,
Prepaid expenses and other current assets	1,028	(3,392)	(2,837)	—	(5,201)
Other assets	(249)	—	(24)	—	(273)
Intercompany	(2,455)	(2,601)	5,056	—	—
Increase (decrease),	0	0		0
Accounts payable	3,322	(3,154)	(125)	—	43
Accrued expenses	(7,526)	160	578	—	(6,788)
Accrued interest	—	24,814	—	—	24,814
Accrued salaries and wages	(1,625)	—	(577)	—	(2,202)
Gaming, pari-mutuel, property and other taxes	11	2,060	2,904	—	4,975
Income taxes	(11,511)	—	144	—	(11,367)
Other current and noncurrent liabilities	448	—	1,226	—	1,674
Net cash provided by (used in) operating activities	244,322	102,630	293,777	(561,002)	79,727
Investing activities
Capital project expenditures, net of reimbursements	(1,533)	(22,469)	—	—	(24,002)
Capital maintenance expenditures	—	—	(871)	—	(871)
Proceeds from sale of property and equipment	—	—	—	—	—
Increase in cash in escrow	—	(3,356)	—	—	(3,356)
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	2,000	—	2,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,533)	(25,825)	(182,601)	—	(209,959)
Financing activities
Dividends paid	(270,040)	—	—	—	(270,040)
Proceeds from exercise of options	13,321	—	—	—	13,321
Proceeds from issuance of long-term debt	—	182,008	—	—	182,008
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(27,072)	(431,720)	(102,210)	561,002	—
Net cash (used in) provided by financing activities	(283,791)	(281,712)	(102,210)	561,002	(106,711)
Net (decrease) increase in cash and cash equivalents	(41,002)	(204,907)	8,966	—	(236,943)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	$—	285,221
Cash and cash equivalents at end of period	$1,799	$16,188	$30,291	$—	$48,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc.. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in "triple net" lease arrangements. As of March 31, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities of Penn, and the real property associated with the Casino Queen.  These facilities are geographically diversified across 12 states.

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 9 for further details.

As of March 31, 2015, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a "triple-net" operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a "triple net" basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions are similar to the Master Lease.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $162.7 million and $78.8 million, respectively, for the three months ended March 31, 2015 compared to $158.3 million and $74.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were:

•
Rental revenue of $124.9 million for the three months ended March 31, 2015, and $118.1 million for the three months ended March 31, 2014. Rental revenue increased by $6.7 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Master Lease in August 2014 and September 2014, respectively, as well as the impact of the Penn rent escalator (effective November 1, 2014). This resulted in additional rental revenue from the Dayton Raceway and Mahoning Valley Race Course facilities of approximately $2.2 million and $2.5 million, respectively, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. However, this was partially offset by the closure of the Argosy Casino Sioux City in July 2014, which reduced rental revenue by approximately $1.5 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Rental revenue for the three months ended March 31, 2015 and 2014 included real estate taxes of $13.4 million and $12.0 million, respectively. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under the Master Lease.

•
Gaming revenue decreased by $2.4 million, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to decreased gaming revenues at Hollywood Casino Perryville, resulting from additional competition.

•
Interest expense increased by $0.6 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year, primarily due to borrowings of $225 million under the revolving credit facility at March 31, 2015, as compared to $150 million at March 31, 2014.

•	Net income increased by $2.8 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or will have an impact on us by segments:

GLP Capital

•
On March 9, 2015 the Company announced its offer to acquire the real estate assets of Pinnacle in a transaction that would create the third largest triple net REIT with the inherent advantages of increased scale, diversified tenancy and enhanced access to capital. Pinnacle, is an owner, operator and developer of casinos and related hospitality and entertainment facilities, owning and operating 15 gaming entertainment properties. We believe our offer enhances Pinnacle's previously announced plan to separate its operating business and real estate assets. Under our offer, Pinnacle's operating business would become a separately traded public company and would be operated by its current management and Board of Directors.

•
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission.  On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company asserts claims that CCR has breached the agreements, with the Company seeking return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages.  The Company further seeks a declaration that a material adverse effect has occurred that excuses CCR from consummating the agreement.  The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.

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

•
Operations at both Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, our two joint development properties with Penn commenced during the third quarter of 2014. Both properties were added to the Master Lease upon commencement of operations. This resulted in additional rental revenue from the Dayton Raceway and Mahoning Valley Race Course facilities of approximately $2.2 million and $2.5 million, respectively, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

•
Operations at the Argosy Casino Sioux City ceased at the end of July 2014, as the result of a ruling of the Iowa Racing and Gaming Commission ("IRGC"). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court. The closure of the Sioux City property resulted in reduced rental revenue of approximately $1.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

TRS Properties

•
Hollywood Casino Perryville continued to face increased competition, led by the August 26, 2014 opening of the Horseshoe Casino Baltimore, located in downtown Baltimore. Further in early 2015, Horseshoe Casino Baltimore and Maryland Live! received approval to add additional table games and reduce video lottery terminals. Both facilities have and will continue to negatively impact Hollywood Casino Perryville's results of operations.

•
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County Maryland. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. In March 2015, Hollywood Casino Perryville directly purchased slot machines, and as a result its tax rate on gaming revenues derived from slot machines decreased from 67 percent to 61 percent effective April 1, 2015, resulting in a 2015 effective tax rate of 62.5 percent. At March 31, 2015, the purchased slot machines were classified as construction in progress. Prior to Hollywood Casino Perryville's direct slot machine purchases, all slot machines were owned by the state. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The proposed $1.2 billion casino resort, which is expected to open in the second half of 2016 will adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three months ended March 31, 2015.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Rental	$111,504	$106,114
Real estate taxes paid by tenants	13,350	11,998
Total rental revenue	124,854	118,112
Gaming	36,379	38,755
Food, beverage and other	2,815	2,831
Total revenues	164,048	159,698
Less promotional allowances	(1,387)	(1,370)
Net revenues	162,661	158,328
Operating expenses
Gaming	19,016	21,562
Food, beverage and other	2,184	2,546
Real estate taxes	13,755	12,423
General and administrative	21,539	20,941
Depreciation	27,411	26,522
Total operating expenses	83,905	83,994
Income from operations	$78,756	$74,334

Certain information regarding our results of operations by segment for the three months ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$124,854	$118,112	$71,556	$67,871
TRS Properties	37,807	40,216	7,200	6,463
Total	$162,661	$158,328	$78,756	$74,334

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, and other depreciation reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, and stock based compensation expense.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Net income	$47,087	$44,312
Losses from dispositions of property	1	158
Real estate depreciation	23,926	23,441
Funds from operations	$71,014	$67,911
Other depreciation	3,485	3,081
Amortization of debt issuance costs	2,020	2,007
Stock based compensation	4,394	1,951
Maintenance CAPEX	(951)	(871)
Adjusted funds from operations	$79,962	$74,079
Interest, net	28,967	28,428
Income tax expense	2,702	1,594
Maintenance CAPEX	951	871
Amortization of debt issuance costs	(2,020)	(2,007)
Adjusted EBITDA	$110,562	$102,965

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2015	2014	2015	2014
	(in thousands)
Net income	$44,379	$42,044	$2,708	$2,268
Losses from dispositions of property	—	—	1	158
Real estate depreciation	23,926	23,441	—	—
Funds from operations	$68,305	$65,485	$2,709	$2,426
Other depreciation	467	—	3,018	3,081
Debt issuance costs amortization	2,020	2,007	—	—
Stock based compensation	4,394	1,951	—	—
Maintenance CAPEX	—	—	(951)	(871)
Adjusted funds from operations	$75,186	$69,443	$4,776	$4,636
Interest, net (1)	26,367	25,827	2,600	2,601
Income tax expense	810	—	1,892	1,594
Maintenance CAPEX	—	—	951	871
Debt issuance costs amortization	(2,020)	(2,007)	—	—
Adjusted EBITDA	$100,343	$93,263	$10,219	$9,702

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2015 and 2014.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $68.3 million, $75.2 million and $100.3 million, respectively, for the three months ended March 31, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $65.5 million, $69.4 million and $93.3 million, respectively, for the three months ended March 31, 2014. The increases in FFO, AFFO and Adjusted EBITDA for our GLP Capital segment were primarily related to higher net income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, driven by the increase in rental revenues described in detail below.

Net income for our TRS Properties segment increased by $0.4 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The slight increase in net income for our TRS properties segment resulted from a combination of lower gaming revenues at Hollywood Casino Perryville, offset by lower gaming taxes at Hollywood Casino Perryville and higher revenues and lower gaming and food and beverage expenses at Hollywood Casino Baton Rouge for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. FFO, AFFO and Adjusted EBITDA for our TRS Properties segment increased by $0.3 million, $0.1 million, and $0.5 million, respectively, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the increase in net income described above.

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Total rental revenue	$124,854	$118,112	$6,742	5.7%
Gaming	36,379	38,755	(2,376)	(6.1)%
Food, beverage and other	2,815	2,831	(16)	(0.6)%
Total revenues	164,048	159,698	4,350	2.7%
Less promotional allowances	(1,387)	(1,370)	(17)	(1.2)%
Net revenues	$162,661	$158,328	$4,333	2.7%

Total rental revenue

For the three months ended March 31, 2015, rental income was $124.9 million for our GLP Capital segment, which included $13.4 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the three months ended March 31, 2014, rental income was $118.1 million for our GLP Capital segment, which included $12.0 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Rental revenue increased $6.7 million or 5.7% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the addition of the Dayton Raceway and Mahoning Valley Race Course facilities to the Master Lease during the second half of 2014, as well as the impact of the Penn rent escalator (effective November 1, 2014). This resulted in additional rental revenue from the Dayton Raceway and Mahoning Valley Race Course facilities of approximately $2.2 million and $2.5 million, respectively, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This was partially offset by the closure of the Argosy Casino Sioux City in July 2014, which reduced rental revenue by approximately $1.5 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $2.4 million, or 6.1%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a $2.7 million decrease in gaming revenue at Hollywood Casino Perryville, resulting from additional competition.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Gaming	$19,016	$21,562	$(2,546)	(11.8)%
Food, beverage and other	2,184	2,546	(362)	(14.2)%
Real estate taxes	13,755	12,423	1,332	10.7%
General and administrative	21,539	20,941	598	2.9%
Depreciation	27,411	26,522	889	3.4%
Total operating expenses	$83,905	$83,994	$(89)	(0.1)%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $2.5 million, or 11.8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a $2.4 million decrease in gaming expense at Hollywood Casino Perryville, resulting from a decrease in the gaming tax rate on revenue generated by slot machines. In March 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state.

Real estate taxes

Real estate taxes increased by $1.3 million, or 10.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the real estate taxes paid by Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, both of which commenced operations in the third quarter of 2014.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Interest expense	$(29,562)	$(28,974)	$(588)	(2.0)%
Interest income	595	546	49	9.0%
Total other expenses	$(28,967)	$(28,428)	$(539)	(1.9)%

Interest expense

Interest expense increased by $0.6 million or 2.0% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to borrowings of $225 million under the revolving credit facility at March 31, 2015, as compared to borrowings of $150 million at March 31, 2014.

Taxes

During the three months ended March 31, 2015 and 2014, income tax expense was approximately $2.7 million and $1.6 million, respectively. The increase in income tax expense for the three months ended March 31, 2015 as compared to the comparable period in the prior year was due to an adjustment for local income taxes in the first quarter of 2015. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 5.4% for the three months ended March 31, 2015, as compared to 3.5% for the three months ended March 31, 2014, driven by the increase in income taxes described above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $100.8 million and $79.7 million, respectively, during the three months ended March 31, 2015 and 2014. The increase in net cash provided by operating activities of $21.0 million for the three months ended March 31, 2015 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $4.2 million, a decrease in cash paid to suppliers and vendors of $8.6 million, and a net decrease of $12.4 million related to cash paid to Penn relating to the Spin-Off, partially offset by an increase in cash paid to employees of $3.7 million, and an increase in cash paid for interest of $0.5 million. The increase in cash receipts collected from our customers/tenants for the three months ended March 31, 2015 compared to the corresponding period in the prior year was primarily due to the addition of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway to the Master Lease in the third quarter of 2014, partially offset by a decrease of $2.4 million in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets.

Investing activities used net cash totaling $6.1 million and $210.0 million, respectively, for the three months ended March 31, 2015 and 2014.  Net cash used in investing activities for the three months ended March 31, 2015 included capital expenditures of $6.6 million, primarily related to Hollywood Casino Perryville's $5.0 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $0.5 million made by Casino Queen on their five year term loan. Net cash used in investing activities for the three months ended March 31, 2014 included a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million, five year term loan to Casino Queen, less $2.0 million of principal payments on the loan, as well as capital expenditures of $24.9 million, primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

Financing activities used net cash of $85.3 million and $106.7 million, respectively, during the three months ended March 31, 2015 and 2014. Net cash used in financing activities for the three months ended March 31, 2015 included dividend payments of $62.7 million and repayments of long-term debt of $33.0 million, partially offset by proceeds from stock option exercises of $10.4 million. Net cash used in financing activities for the three months ended March 31, 2014 included dividend payments (including the Purging Distribution) of $270.0 million, partially offset by proceeds from the issuance of long-term debt, net of repayments of $150.0 million and proceeds from stock options exercises of $13.3 million.

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

Capital project expenditures were $5.6 million for the three months ended March 31, 2015 and primarily consisted of Hollywood Casino Perryville's direct purchase of slot machines. During the three months ended March 31, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.0 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state. Capital project expenditures of $24.0 million for the three months ended March 31, 2014, were primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

During the three months ended March 31, 2015 and 2014, the TRS properties spent approximately $1.0 million and$0.9 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company participates in a one billion Credit Facility, consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At March 31, 2015, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $300 million Term Loan A facility and $225 million of borrowings under the revolving credit facility. Additionally, at March 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $474.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth. GLPI is required to maintain its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default. Such events of default include the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans, and terminate the commitments, thereunder. At March 31, 2015, the Company was in compliance with all required covenants under the Credit Facility.

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

At March 31, 2015, the Company was in compliance with all required covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,576.5 million at March 31, 2015. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from three to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the REIT provisions of the Code substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2015.

	04/01/15-03/31/16	04/01/16-03/31/17	04/01/17-03/31/18	04/01/18-03/31/19	04/01/19-03/31/20	Thereafter	Total	Fair Value at 3/31/2015
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$550,000	$—	$1,500,000	$2,050,000	$2,107,025
Average interest rate				4.38%	—%	5.04%

Variable rate	$—	$—	$—	$525,000	$—	$—	$525,000	$509,250
Average interest rate (1)				3.61%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 8: Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

4.1*	Form of Restricted Stock Performance Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan

4.2*	Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

May 4, 2015	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

4.1	Form of Restricted Stock Performance Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan

4.2	Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan

31.1	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.