Form 10-K/A
period 2014-12-31
Gaming & Leisure Properties, Inc.
filed 2015-11-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36124
Gaming and Leisure Properties, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	46-2116489 (I.R.S. Employer Identification No.)
845 Berkshire Blvd., Suite 200 Wyomissing, Pennsylvania (Address of principal executive offices)	19610 (Zip Code)
Registrant's telephone number, including area code: (610) 401-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

Explanatory Note

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 22, 2015, the Company is restating its audited financial statements for the fiscal years ended December 31, 2014 and 2013 and its interim financial statements for the fiscal quarters ended December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015.

The restatement is related to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease Agreement (the "Master Lease"), which were previously recognized as received. As explained in Note 3 to the consolidated financial statements included within this report, management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods, as compared to being recognized as received during the first five years of the Master Lease. As a result of the restatement, the Company has reduced rental revenues by $44.9 million and $6.7 million during the fiscal years ended December 31, 2014 and 2013, respectively. An increase in deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $51.6 million and $6.7 million at December 31, 2014 and December 31, 2013, respectively. The deferred rental revenue will be amortized over the remainder of the 35 year aggregate lease term on a straight-line basis by recognizing rental revenue, thus changing only the timing of the Company's revenue recognition.

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the annual period ended December 31, 2014, initially filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "Original Filing"), is being filed to reflect the restatement of (i) the Company's consolidated balance sheets at December 31, 2014 and 2013 and (ii) the Company's consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2014 and 2013, and the notes related thereto. For a more detailed description of these restatements see Note 3 to the accompanying consolidated financial statements in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, as a result of, and to reflect the restatement. No other information in the Original Filing is amended. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 32.1, 31.2 and 32.2, respectively.

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

•	the availability and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•	the degree and nature of our competition;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets;

•	fluctuating interest rates;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•	GLPI's duty to indemnify Penn National Gaming, Inc. and Subsidiaries ("Penn") in certain circumstances if the spin-off transaction described in Part 1 of this Form 10-K/A fails to be tax-free;

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•	additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document.
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

 This Annual Report on Form 10-K/A includes information regarding Penn National Gaming, Inc. and Subsidiaries ("Penn"), a Pennsylvania corporation. Penn is subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn provided in this Annual Report on Form 10-K/A has been derived from public filings. We have not independently verified this information. We have no reason to believe that such information is inaccurate in any material respect. We are providing this data for information purposes only. Penn's filings with the SEC can be found at www.sec.gov.
In this Annual Report on Form 10-K/A, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.
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
In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 12 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
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
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 "Segment Reporting") reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 14—Segment Information" for further information with respect to the Company's segments.
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
Brandon J. Moore.    Mr. Moore joined the Company in January 2014 as our Senior Vice President and General Counsel. Previously, he served as Penn's Vice President, Senior Corporate Counsel since March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
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
Available Information
For more information about us, visit our website at www.glpropinc.com. The contents of our website are not part of this Annual Report on Form 10-K/A. Our electronic filings with the SEC (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.
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
On February 3, 2015, the Company declared a regular quarterly cash dividend of $0.545 per share, which is payable on March 27, 2015 to shareholders of record as of March 10, 2015. Cash available for distribution to GLPI shareholders is derived from the rental payments under its real estate leases and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 12 to the consolidated financial statements for further details on dividends.

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

	Year Ended December 31,
	2014 (1)	2013 (1) (2)	2012 (2)	2011	2010
	(in thousands, except per share data)
	(As restated)	(As restated)
Income statement data:
Net revenues	$591,068	$235,452	$210,643	$231,884	$143,198
Total operating expenses	332,562	181,547	166,975	179,371	112,067
Income from operations	258,506	53,905	43,668	52,513	31,131
Total other expenses	114,586	23,456	6,318	6,954	4,874
Income from operations before income taxes	143,920	30,449	37,350	45,559	26,257
Taxes on income	5,113	15,596	14,431	18,875	10,927
Net income	$138,807	$14,853	$22,919	$26,684	$15,330
Per share data:
Basic earnings per common share	$1.23	$0.13	$0.21	$0.24	$0.14
Diluted earnings per common share	$1.18	$0.13	$0.20	$0.23	$0.13
Weighted shares outstanding—Basic (3)	112,037	110,617	110,582	110,582	110,582
Weighted shares outstanding—Diluted (3)	117,586	115,865	115,603	115,603	115,603

Other data:
Net cash provided by operating activities	$273,259	$80,632	$26,744	$56,840	$29,083
Net cash used in investing activities	(317,319)	(16,275)	(4,810)	(8,171)	(58,987)
Net cash (used in) provided by financing activities	(205,188)	206,302	(24,518)	(50,436)	41,866
Depreciation	106,843	28,923	14,090	14,568	10,809
Interest expense	117,030	19,254	—	—	—
Interest expense on debt obligation to Penn National Gaming, Inc. (4)	—	—	—	—	583
Capital expenditures (5)	142,769	16,428	5,190	8,288	59,056
Balance sheet data:
Cash and cash equivalents	$35,973	$285,221	$14,562	$17,146	$18,913
Real estate investments, net	2,180,124	2,010,303	—	—	—
Total assets	2,564,580	2,609,239	267,075	261,342	254,208
Total debt	2,609,487	2,350,000	—	—	—
Intercompany note with Penn National Gaming, Inc. (4)	—	—	—	—	900
Shareholders' equity	(176,290)	137,452	236,330	219,911	215,388
Property Data:
Number of rental properties owned at year end	19	17	—	—	—
Rentable square feet at year end	6,970	6,344	—	—	—

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 3 to the consolidated financial statements contained in Item 8 of this Form 10-K/A, the Company restated its audited financial statements for the years ended December 31, 2014 and 2013. The impact of the restatement is reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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
In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, we made a one-time distribution of $37.0 million to shareholders in order to confirm we appropriately allocated our historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 12 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
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

Financial Highlights

We reported net revenues and income from operations of $591.1 million and $258.5 million, respectively, for the year ended December 31, 2014, compared to $235.5 million and $53.9 million, respectively, for the year ended December 31, 2013.  The major factors affecting our results for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were:

•
Rental revenue of $436.9 million and $69.9 million, respectively, for the years ended December 31, 2014 and 2013. Rental revenue for the years ended December 31, 2014 and 2013 included real estate taxes of $50.5 million and $7.6 million, respectively. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under our "triple-net" operating leases. Rental revenue was significantly lower in the prior year, as compared to the current year due to only two months of rental revenue recognition in the prior year.

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

•	Net income increased by $124.0 million for the year ended December 31, 2014, as compared to the prior year, primarily due to the variances explained above.

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

•
On December 9, 2013, GLPI announced that it had entered into an agreement to acquire the real estate assets associated with the Casino Queen in East St. Louis, Illinois. The casino and adjacent land cover approximately 67 acres and include a 157 room hotel and a 38,000 square foot casino. The transaction closed in January 2014. See Note 6 to the consolidated financial statements for further details.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are summarized below:

Year Ended December 31,	2014	2013	2012
	(in thousands)
	(As restated)	(As restated)
Revenues
Rental	$386,403	$62,278	$—
Real estate taxes paid by tenants	50,534	7,602	—
Total rental revenue	436,937	69,880	—
Gaming	148,283	159,352	202,581
Food, beverage and other	11,621	12,357	15,635
Total revenues	596,841	241,589	218,216
Less promotional allowances	(5,773)	(6,137)	(7,573)
Net revenues	591,068	235,452	210,643
Operating expenses
Gaming	82,995	89,367	113,111
Food, beverage and other	9,734	10,775	13,114
Real estate taxes	52,154	9,220	1,592
General and administrative	80,836	43,262	25,068
Depreciation	106,843	28,923	14,090
Total operating expenses	332,562	181,547	166,975
Income from operations	$258,506	$53,905	$43,668

Certain information regarding our results of operations by segment for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(in thousands)
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
GLP Capital	$436,944	$69,880	—	$234,971	$27,656	—
TRS Properties	154,124	165,572	210,643	23,535	26,249	43,668
Total	$591,068	$235,452	$210,643	$258,506	$53,905	$43,668

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation and straight-line rent adjustments, reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, and (gains) or losses from sales of property, management fees stock based compensation expense and straight-line rent adjustments.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31,	2014	2013	2012
	(in thousands)
	(As restated)	(As restated)
Net income	$138,807	$14,853	$22,919
Losses (gains) from dispositions of property	10	(39)	(142)
Real estate depreciation	92,750	14,896	—
Funds from operations	$231,567	$29,710	$22,777
Straight-line rent adjustments	44,877	6,677	—
Other depreciation	14,093	14,027	14,090
Amortization of debt issuance costs (1)	8,057	700	—
Stock based compensation	12,258	1,566	—
Maintenance CAPEX	(3,538)	(4,230)	(3,260)
Adjusted funds from operations	$307,314	$48,450	$33,607
Interest, net	114,586	19,253	(2)
Management fees	—	4,203	6,320
Income tax expense	5,113	15,596	14,431
Maintenance CAPEX	3,538	4,230	3,260
Amortization of debt issuance costs (1)	(8,057)	(700)	—
Adjusted EBITDA	$422,494	$91,032	$57,616
(1) Such amortization is a non-cash component included in interest, net.
The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 is as follows:

	GLP Capital (1)		TRS Properties
Year Ended December 31,	2014	2013	2014	2013	2012
	(in thousands)
	(As restated)	(As restated)
Net income	$130,580	$1,635	$8,227	$13,218	22,919
(Gains) losses from dispositions of property	(149)	—	159	(39)	(142)
Real estate depreciation	92,750	14,896	—	—	—
Funds from operations	$223,181	$16,531	$8,386	$13,179	22,777
Straight-line rent adjustments	44,877	6,677	—	—	—
Other depreciation	1,832	—	12,261	14,027	14,090
Debt issuance costs amortization (3)	8,057	700	—	—	—
Stock based compensation	12,258	1,566	—	—	—
Maintenance CAPEX	—	—	(3,538)	(4,230)	(3,260)
Adjusted funds from operations	$290,205	$25,474	$17,109	$22,976	33,607
Interest, net (2)	104,180	19,254	10,406	(1)	(2)
Management fees	—	—	—	4,203	6,320
Income tax (benefit) expense	211	6,767	4,902	8,829	14,431
Maintenance CAPEX	—	—	3,538	4,230	3,260
Debt issuance costs amortization (3)	(8,057)	(700)	—	—	—
Adjusted EBITDA	$386,539	$50,795	$35,955	$40,237	57,616

(1)	GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the year ended December 31, 2014.

(3) Such amortization is a non-cash component included in interest, net.

2014 Compared with 2013

FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment were $223.2 million, $290.2 million and $386.5 million, respectively, for the year ended December 31, 2014. The increases in FFO, AFFO and Adjusted EBITDA from the year ended December 31, 2013 were primarily due to a full year of real estate operations in 2014 compared to only two months of real estate operations in 2013.

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
2013 Compared with 2012
FFO, AFFO and Adjusted EBITDA for our GLP Capital segment were $16.5 million, $25.5 million and $50.8 million, respectively, for the year ended December 31, 2013 due to the Spin-Off, which occurred on November 1, 2013.
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
Revenues

Revenues for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
	(As restated)	(As restated)
Total rental revenue	$436,937	$69,880	$367,057	525.3%
Gaming	148,283	159,352	(11,069)	(6.9)%
Food, beverage and other	11,621	12,357	(736)	(6.0)%
Total Revenues	596,841	241,589	355,252	147.0%
Less promotional allowances	(5,773)	(6,137)	364	5.9%
Net revenues	$591,068	$235,452	$355,616	151.0%

				Percentage
Year Ended December 31,	2013	2012	Variance	Variance
	(As restated)
Total rental revenue	$69,880	$—	$69,880	N/A
Gaming	159,352	202,581	(43,229)	(21.3)%
Food, beverage and other	12,357	15,635	(3,278)	(21.0)%
Total Revenues	241,589	218,216	23,373	10.7%
Less promotional allowances	(6,137)	(7,573)	1,436	19.0%
Net revenues	$235,452	$210,643	$24,809	11.8%

Total rental revenue

For the year ended December 31, 2014, rental income was $436.9 million for our GLP Capital segment, which included $50.5 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the year ended December 31, 2013, rental income was $69.9 million for our GLP Capital segment, which included $7.6 million of revenue for the real estate taxes paid by our tenants on the leased properties. Rental revenue increased from 2013 to 2014 due to a full year of real estate operations in 2014, compared to only two months of real estate operations in 2013. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company has concluded it is the primary obligor.

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

2014 Compared with 2013

General and administrative expenses increased by $37.6 million, or 86.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily resulting from general and administrative expenses for our GLP Capital segment of $56.9 million for the year ended December 31, 2014 as a result of a full year of operations in 2014. General and administrative expenses for our GLP Capital segment included compensation expense of $10.6 million, stock based compensation charges of $30.9 million, rent expense for those leases assigned to GLPI as part of the Spin-Off of $2.8 million (see Note 10 to the consolidated financial statements for further information on assigned leases), and fees for outside services, including transition services and legal of $9.3 million. Stock-based compensation charges for our GLP Capital segment for the year ended December 31, 2014 include approximately $2.4 million of expense related to the $0.40 one-time dividend.
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
Taxes

2014 Compared to 2013

During the year ended December 31, 2014, we had income tax expense of approximately $5.1 million, compared to income tax expense of $15.6 million during the year ended December 31, 2013. Our intended election to be taxed as REIT for our taxable year beginning on January 1, 2014 contributed to our significant decrease in income tax expense in 2014 as compared to the corresponding period in the prior year. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 3.6% for the year ended December 31, 2014, as compared to 51.2% for the year ended December 31, 2013, driven by our REIT election. As a REIT, we will no longer be required to pay federal corporate income tax on earnings from operations of the REIT that are distributed to our shareholders. We will continue to be required to pay federal and state corporate income taxes on the earnings of our TRS Properties.
2013 Compared with 2012
Our effective tax rate increased to 51.2% for the year ended December 31, 2013, as compared to 38.6% for the year ended December 31, 2012, primarily due to the Company incurring non-deductible Spin-Off costs for the year ended December 31, 2013.
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

Net cash provided by operating activities was $273.3 million, $80.6 million and $26.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by operating activities of $192.6 million for the year ended December 31, 2014 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $393.9 million, partially offset by an increase in cash paid to suppliers and vendors of $66.3 million, an increase in cash paid to employees of $24.6 million, a net increase of $1.7 million related to cash paid for taxes and intercompany federal and state income tax transfers with Penn by our TRS Properties prior to the Spin-Off, and an increase in cash paid for interest of $108.6 million. The increase in cash receipts collected from our customers/tenants for the year ended December 31, 2014 compared to the corresponding period in the prior year was primarily due to an increase of $367.1 million in rental income, partially offset by a decrease of $11.4 million in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets. The increases in our cash outflows and inflows are primarily driven by twelve months of real estate operations in 2014, compared to only two months of real estate operations in 2013.

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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc., (the "Issuers") two wholly-owned subsidiaries of GLPI and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 19 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

Outlook
Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our senior unsecured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties at reasonable valuations to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K/A for a discussion of the risk related to our capital structure.

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
As discussed in Note 3 to the consolidated financial statements, the 2013 and 2014 financial statements have been restated to correct an accounting error in the recognition of rental revenue and certain other identified errors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaming and Leisure Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is November 9, 2015, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015, except for Note 3,
as to which the date is November 9, 2015

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
In our report dated February 27, 2015, we expressed an unqualified opinion that Gaming & Leisure Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the Company’s evaluation of a complex leasing arrangement and the accurate measurement and recording of revenue earned under such lease existed and has further concluded that such deficiency represented a material weakness as of December 31, 2014. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that Gaming & Leisure Properties, Inc. and Subsidiaries’ internal control over financial reporting was not effective as of December 31, 2014. Accordingly, our present opinion on the effectiveness of Gaming & Leisure Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company’s evaluation of a complex leasing arrangement and the accurate measurement and recording of revenue earned under such lease. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaming & Leisure Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 27, 2015, except for the error correction discussed in Note 3 as to which the date is November 9, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Gaming & Leisure Properties, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015,
except for the effect of the material weakness described in the sixth paragraph above, as to which the date is November 9, 2015

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets (As restated, see Note 3)
(amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
	(As restated)	(As restated)
Assets
Real estate investments, net	$2,180,124	$2,010,303
Property and equipment, used in operations, net	134,028	139,121
Cash and cash equivalents	35,973	285,221
Prepaid expenses	7,900	5,983
Deferred tax assets, current	2,015	2,228
Other current assets	45,254	30,052
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,327 and $1,270 at December 31, 2014 and 2013, respectively	39,126	46,877
Loan receivable	34,000	—
Deferred tax assets, non-current	679	—
Other assets	383	4,356
Total assets	$2,564,580	$2,609,239

Liabilities
Accounts payable	$4,409	$21,397
Accrued expenses	5,339	13,783
Accrued interest	17,528	18,055
Accrued salaries and wages	12,581	10,337
Gaming, property, and other taxes	22,741	18,789
Income taxes	—	15,556
Current maturities of long-term debt	81	—
Other current liabilities	15,788	12,911
Long-term debt, net of current maturities	2,609,406	2,350,000
Deferred rental revenue	51,554	6,677
Deferred tax liabilities, non-current	1,443	4,282
Total liabilities	2,740,870	2,471,787

Commitments and Contingencies (Note 10)

Shareholders’ (deficit) equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 and 88,659,448 shares issued at December 31, 2014 and 2013, respectively)	1,130	887
Additional paid-in capital	888,860	3,651
Retained (deficit) earnings	(1,066,280)	132,914
Total shareholders’ (deficit) equity	(176,290)	137,452
Total liabilities and shareholders’ (deficit) equity	$2,564,580	$2,609,239

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income (As restated, see Note 3)
(in thousands, except per share data)

Year ended December 31,	2014	2013	2012
	(As restated)	(As restated)
Revenues
Rental	$386,403	$62,278	$—
Real estate taxes paid by tenants	50,534	7,602	—
Total rental revenue	436,937	69,880	—
Gaming	148,283	159,352	202,581
Food, beverage and other	11,621	12,357	15,635
Total revenues	596,841	241,589	218,216
Less promotional allowances	(5,773)	(6,137)	(7,573)
Net revenues	591,068	235,452	210,643

Operating expenses
Gaming	82,995	89,367	113,111
Food, beverage and other	9,734	10,775	13,114
Real estate taxes	52,154	9,220	1,592
General and administrative	80,836	43,262	25,068
Depreciation	106,843	28,923	14,090
Total operating expenses	332,562	181,547	166,975
Income from operations	258,506	53,905	43,668

Other income (expenses)
Interest expense	(117,030)	(19,254)	—
Interest income	2,444	1	2
Management fees	—	(4,203)	(6,320)
Total other expenses	(114,586)	(23,456)	(6,318)

Income before income taxes	143,920	30,449	37,350
Income tax expense	5,113	15,596	14,431
Net income	$138,807	$14,853	$22,919

Earnings per common share:
Basic earnings per common share	$1.23	$0.13	$0.21
Diluted earnings per common share	$1.18	$0.13	$0.20

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (As restated, see Note 3)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	—	$—	$77,856	$142,055	$219,911
Cash contribution to parent	—	—	(6,500)	—	(6,500)
Net income	—	—	—	22,919	22,919
Balance, December 31, 2012	—	—	71,356	164,974	236,330
Contributions to Penn National Gaming, Inc., prior to Spin-Off	—	—	(3,387)	(46,913)	(50,300)
Real estate assets and liabilities contributed to GLPI from Penn National Gaming, Inc. (See Note 1)	88,601,637	886	2,022,687	—	2,023,573
Cash contribution to Penn National Gaming, Inc. in connection with Spin-Off	—	—	(2,090,000)	—	(2,090,000)
Stock option activity	57,811	1	2,621	—	2,622
Restricted stock activity	—	—	374	—	374
Net income, as restated	—	—	—	14,853	14,853
Balance, December 31, 2013, as restated	88,659,448	887	3,651	132,914	137,452
Stock option activity	2,184,980	21	38,648	—	38,669
Restricted stock activity	156,839	2	3,519	—	3,521
Dividends paid, including the Purging Distribution ($14.32 per common share)	21,979,821	220	843,677	(1,338,001)	(494,104)
Distribution in connection with tax matter agreement	—	—	(635)	—	(635)
Net income, as restated	—	—	—	138,807	138,807
Balance, December 31, 2014, as restated	112,981,088	$1,130	$888,860	$(1,066,280)	$(176,290)

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows (As restated, see Note 3)
(in thousands)

Year ended December 31,	2014	2013	2012
	(As restated)	(As restated)
Operating activities
Net income	$138,807	$14,853	$22,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,843	28,923	14,090
Amortization of debt issuance costs	8,057	1,270	—
Losses (gains) on dispositions of property	10	(39)	(142)
Deferred income taxes	(3,305)	(5,646)	(88)
Stock-based compensation	12,258	1,566	—
Straight-line rent adjustments	44,877	6,677	—
(Increase) decrease,
Prepaid expenses and other current assets	(10,601)	(885)	1,513
Other assets	(1,660)	(662)	—
Increase (decrease),
Accounts payable	(1,650)	2,638	(260)
Accrued expenses	(8,444)	7,996	(456)
Accrued interest	(527)	17,216	—
Accrued salaries and wages	2,244	2,131	(394)
Gaming, pari-mutuel, property and other taxes	527	(7)	(250)
Income taxes	(17,054)	4,018	(10,162)
Other current and noncurrent liabilities	2,877	583	(26)
Net cash provided by operating activities	273,259	80,632	26,744
Investing activities
Capital project expenditures, net of reimbursements	(139,231)	(12,198)	(1,930)
Capital maintenance expenditures	(3,538)	(4,230)	(3,260)
Proceeds from sale of property and equipment	180	153	380
Funding of loan receivable	(43,000)	—	—
Principal payments on loan receivable	9,000	—	—
Acquisition of real estate	(140,730)	—	—
Net cash used in investing activities	(317,319)	(16,275)	(4,810)
Financing activities
Net advances to Penn National Gaming, Inc.	—	(6,982)	(24,518)
Cash contributions to Penn National Gaming, Inc. in connection with Spin-Off	—	(2,090,000)	—
Dividends paid, including the Purging Distribution	(494,104)	—	—
Proceeds from exercise of options	29,931	1,431	—
Proceeds from issuance of long-term debt	291,950	2,350,000	—
Financing costs	(306)	(48,147)	—
Payments of long-term debt	(32,024)	—	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	(635)	—	—
Net cash (used in) provided by financing activities	(205,188)	206,302	(24,518)
Net (decrease) increase in cash and cash equivalents	(249,248)	270,659	(2,584)
Cash and cash equivalents at beginning of period	285,221	14,562	17,146
Cash and cash equivalents at end of period	$35,973	$285,221	$14,562
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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 12 for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.

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

3. Restatement of Financial Statements

The restatement of the Company's audited financial statements relates to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease. Previously, management concluded that the portion of the rent under the Master Lease classified as percentage rent and subject to re-sets every five years should be recognized as revenue as received during the first five years of the Master Lease when such rent was known. Management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewals terms.

As a result of the restatement, the Company will reduce rental revenues during the first five years of the Master Lease and increase rental revenues over the remaining 30 years of the lease. Concurrent with the reduction in recognized rental revenues during the first five years of the Master Lease, the Company will record a deferred rent liability of the same amount to its balance sheet. This deferred rent liability will be amortized over the remainder of the 35 year lease term on a straight-line basis by recognizing rental revenue, thus changing only the timing of the Company’s revenue recognition. Accordingly, while the timing of the Company’s revenue recognition has been changed as a result of this revised accounting treatment, this adjustment is non-cash and the restatement does not affect the economic terms or substance of the Master Lease, including the total amount of rent paid or to be paid by the tenant.

The primary effect of the adjustments was to reduce rental revenues by $44.9 million and $6.7 million during the fiscal years ended December 31, 2014 and 2013, respectively. An increase to deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $51.6 million and $6.7 million at December 31, 2014 and December 31, 2013, respectively. The Company also made a correction to recognize income tax expense in fiscal year 2014, while reducing income tax expense in fiscal year 2013 by the same amount and to reclassify the assets of its deferred compensation plan to other current assets from other assets at December 31, 2013.

The consolidated financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. The following is a summary of the effect of the restatement on (i) the Company's consolidated balance sheets at December 31, 2014 and December 31, 2013 (ii) the Company's consolidated statements of operations for the years ended December 31, 2014 and 2013 and (iii) the Company's consolidated statements of cash flows for the years ended December 31, 2014 and 2013. The Company did not present a summary of the effect of the restatement on the consolidated statement of changes in shareholders' equity (deficit) for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders' equity (deficit) is reflected below in the balance sheet summary.

Consolidated Balance Sheets
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
December 31, 2014:
Deferred rental revenue	$—	$51,554	$51,554
Total liabilities	2,689,316	51,554	2,740,870
Retained deficit	(1,014,726)	(51,554)	(1,066,280)
Total shareholders' deficit	(124,736)	(51,554)	(176,290)

December 31, 2013:
Other current assets	$17,367	$12,685	$30,052
Other assets	17,041	(12,685)	4,356
Income taxes	17,256	(1,700)	15,556
Deferred rental revenue	—	6,677	6,677
Total liabilities	2,466,810	4,977	2,471,787
Retained earnings	137,891	(4,977)	132,914
Total shareholders' equity	142,429	(4,977)	137,452

Consolidated Statements of Income
(amounts in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Year Ended December 31, 2014:
Rental revenues	$431,280	$(44,877)	$386,403
Total rental revenue	481,814	(44,877)	436,937
Total revenues	641,718	(44,877)	596,841
Net revenues	635,945	(44,877)	591,068
Income from operations	303,383	(44,877)	258,506
Income before income taxes	188,797	(44,877)	143,920
Income tax expense	3,413	1,700	5,113
Net income	185,384	(46,577)	138,807
Basic earnings per common share	$1.65	$(0.42)	$1.23
Diluted earnings per common share	$1.58	$(0.40)	$1.18

Year Ended December 31, 2013:
Rental revenues	$68,955	$(6,677)	$62,278
Total rental revenue	76,557	(6,677)	69,880
Total revenues	248,266	(6,677)	241,589
Net revenues	242,129	(6,677)	235,452
Income from operations	60,582	(6,677)	53,905
Income before income taxes	37,126	(6,677)	30,449
Income tax expense	17,296	(1,700)	15,596
Net income	19,830	(4,977)	14,853
Basic earnings per common share	$0.18	$(0.05)	$0.13
Diluted earnings per common share	$0.17	$(0.04)	$0.13

Consolidated Statements of Cash Flows
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Year Ended December 31, 2014:
Net income	$185,384	$(46,577)	$138,807
Straight-line rent adjustments	—	44,877	44,877
Income taxes	(18,754)	1,700	(17,054)

Year Ended December 31, 2013:
Net income	$19,830	$(4,977)	14,853
Straight-line rent adjustments	—	6,677	6,677
Income taxes	5,718	(1,700)	4,018

4.    New Accounting Pronouncements

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

5.              Summary of Significant Accounting Policies
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
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also includes property taxes that were paid in advance. Other current assets are items expected to be realized within twelve months of the balance sheet date and primarily consists of accounts receivable, deposits, food and beverage inventory and deferred compensation plan assets (See Note 10 for further details). Other assets are all items that are long-term in nature.

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included within other current liabilities on the consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both December 31, 2014 and 2013 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

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
Revenue Recognition and Promotional Allowances

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Additionally, percentage rent that is fixed and determinable at the lease inception date is recorded on a straight-line basis over the lease term, resulting in the recognition of deferred rental revenue on the Company’s consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant.

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

As of December 31, 2014, the future minimum rental income, including any reasonably assured renewable periods, from the Company's properties under non-cancelable operating leases was as follows (in thousands):

Year ending December 31,
2015	$349,918
2016	349,918
2017	350,418
2018	353,577
2019	369,368
Thereafter	10,663,145
Total, as restated	$12,436,344
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

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
	(As restated)	(As restated)
Calculation of basic EPS:
Net income	$138,807	$14,853	$22,919
Less: Net income allocated to participating securities	(578)	(56)	(86)
Net income attributable to common shareholders	$138,229	$14,797	$22,833
Weighted-average common shares outstanding	112,037	110,617	110,582
Basic EPS	$1.23	$0.13	$0.21

Calculation of diluted EPS:
Net income	$138,807	$14,853	$22,919
Diluted weighted-average common shares outstanding	117,586	115,865	115,603
Diluted EPS	$1.18	$0.13	$0.20

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

See Note 13 for further information related to the stock-based compensation.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 14 for further information with respect to the Company’s segments.

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

6.              Acquisitions

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

7.              Real Estate Investments

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

8.              Property and Equipment Used in Operations

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

9.              Long-term Debt

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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc., (the "Issuers") two wholly-owned subsidiaries of GLPI and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 19 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

10.              Commitments and Contingencies

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

11. Income Taxes
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

Year ended December 31,	2014	2013
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,015	$2,228
Property and equipment	679	—
Net deferred tax assets	2,694	2,228
Deferred tax liabilities:
Property and equipment	(336)	(3,459)
Intangibles	(1,107)	(823)
Net deferred tax liabilities	(1,443)	(4,282)
Net:	$1,251	$(2,054)
The provision for income taxes charged to operations for years ended December 31, 2014, 2013 and 2012 was as follows:

Year ended December 31,	2014	2013	2012
	(in thousands)
	(As restated)	(As restated)
Current tax expense
Federal	$6,115	$17,729	$12,216
State	2,303	3,513	2,303
Total current	8,418	21,242	14,519
Deferred tax (benefit) expense
Federal	(2,680)	(7,624)	64
State	(625)	1,978	(152)
Total deferred	(3,305)	(5,646)	(88)
Total provision	$5,113	$15,596	$14,431
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
	(As restated)	(As restated)
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7%	12.6%	3.0%
Nondeductible transaction costs	—%	9.2%	—%
REIT conversion benefit	(31.8)%	(4.3)%	—%
Permanent differences	—%	(0.9)%	0.1%
Other miscellaneous items	(0.3)%	(0.4)%	0.5%
	3.6%	51.2%	38.6%

Year ended December 31,	2014	2013	2012
	(in thousands)
	(As restated)	(As restated)
Amount based upon pretax income
U.S. federal statutory income tax	$50,372	$10,657	$13,073
State and local income taxes	964	3,840	1,126
Nondeductible transaction costs	—	2,793	—
REIT conversion benefit	(45,777)	(1,322)	—
Permanent differences	52	(268)	30
Other miscellaneous items	(498)	(104)	202
	$5,113	$15,596	$14,431

The Company is still subject to federal income tax examinations for its years ended December 31, 2014 and 2013.

12.              Dividends

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

13. Stock-Based Compensation
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

14.       Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
	(in thousands)
For the year ended December 31, 2014, as restated
Net revenues	$436,944	$154,124	$—	$591,068
Income from operations	234,971	23,535	—	258,506
Interest, net	114,588	10,406	(10,408)	114,586
Income before income taxes	130,791	13,129	—	143,920
Income tax expense	211	4,902	—	5,113
Net income	130,580	8,227	—	138,807
Depreciation	94,582	12,261	—	106,843
Capital project expenditures, net of reimbursements	139,231	—	—	139,231
Capital maintenance expenditures	—	3,538	—	3,538

For the year ended December 31, 2013, as restated
Net revenues	$69,880	$165,572	$—	$235,452
Income from operations	27,656	26,249	—	53,905
Interest, net	19,254	(1)	—	19,253
Income before income taxes	8,402	22,047	—	30,449
Income tax expense	6,767	8,829	—	15,596
Net income	1,635	13,218	—	14,853
Depreciation	14,896	14,027	—	28,923
Capital project expenditures, net of reimbursements	13,042	(844)	—	12,198
Capital maintenance expenditures	—	4,230	—	4,230

For the year ended December 31, 2012
Net revenues	$—	$210,643	$—	$210,643
Income from operations	—	43,668	—	43,668
Interest, net	—	(2)	—	(2)
Income before income taxes	—	37,350	—	37,350
Income tax expense	—	14,431	—	14,431
Net income	—	22,919	—	22,919
Depreciation	—	14,090	—	14,090
Capital project expenditures, net of reimbursements	—	1,930	—	1,930
Capital maintenance expenditures	—	3,260	—	3,260

Balance sheet at December 31, 2014, as restated
Total assets	$2,335,472	$229,108	$—	$2,564,580

Balance sheet at December 31, 2013, as restated
Total assets	$2,379,243	$229,996	$—	$2,609,239

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

15. Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014, as restated
Net revenues	$148,312	$150,770	$146,906	$145,080
Income from operations	64,318	67,358	66,733	60,097
Net income	34,296	36,996	37,313	30,202

Earnings per common share:
Basic earnings per common share	$0.31	$0.33	$0.33	$0.27
Diluted earnings per common share	$0.29	$0.31	$0.32	$0.26

2013, as restated
Net revenues	$42,648	$46,072	$39,633	$107,099
Income from operations	6,811	9,090	5,665	32,339
Net income	3,216	4,699	2,681	4,257

Earnings per common share:
Basic earnings per common share	$0.04	$0.04	$0.02	$0.04
Diluted earnings per common share	$0.03	$0.04	$0.02	$0.04

(1)	During the fourth quarter of 2013, the Company recognized rental revenue related to the Master Lease, which became effective at Spin-Off (November 1, 2013), of $69.9 million.

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

The following information reconciles the Company's previously reported financial information with as restated amounts for its quarterly reporting periods ended December 31, 2013 through December 31, 2014. Refer to Note 3 for further information regarding the restatement of previously reported financial information.

	Three Months Ended March 31, 2014			Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Net revenues	$158,328	$(10,016)	$148,312	$160,786	$(10,016)	$150,770
Income from operations	74,334	(10,016)	64,318	77,374	(10,016)	67,358
Net income	44,312	(10,016)	34,296	47,012	(10,016)	36,996
Earnings per common share
Basic earnings per common share	$0.40	$(0.09)	$0.31	$0.42	$(0.09)	$0.33
Diluted earnings per common share	$0.38	$(0.09)	$0.29	$0.40	$(0.09)	$0.31

	Three Months Ended September 30, 2014			Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Net revenues	$157,795	$(10,889)	$146,906	$159,036	$(13,956)	$145,080
Income from operations	77,622	(10,889)	66,733	74,053	(13,956)	60,097
Net income	49,902	(12,589)	37,313	44,158	(13,956)	30,202
Earnings per common share
Basic earnings per common share	$0.44	$(0.11)	$0.33	$0.39	$(0.12)	$0.27
Diluted earnings per common share	$0.42	$(0.10)	$0.32	$0.38	$(0.12)	$0.26

	Three Months Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Net revenues	$113,776	$(6,677)	$107,099
Income from operations	39,016	(6,677)	32,339
Net income	9,234	(4,977)	4,257
Earnings per common share
Basic earnings per common share	$0.08	$(0.04)	$0.04
Diluted earnings per common share	$0.08	$(0.04)	$0.04
16.       Pre-Spin Transactions with Penn

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

17.       Supplemental Disclosures of Cash Flow Information

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

18.       Related Party Transactions

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

19.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below. As discussed in Note 3, this financial information has been restated, primarily to correct the Company's revenue recognition of percentage rents under the Master Lease with Penn National Gaming, Inc.

At December 31, 2014 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(190,541)	195,092	13,701	(18,252)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Deferred income tax liabilities	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	51,554	—	—	51,554
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,697,585	205,463	(192,097)	2,740,870

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,066,280)	(333,209)	(80,897)	414,106	(1,066,280)
Total shareholders’ (deficit) equity	(176,290)	(193,398)	211,650	(18,252)	(176,290)
Total liabilities and shareholders’ (deficit) equity	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Year ended December 31, 2014 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$373,231	$13,172	$—	$386,403
Real estate taxes paid by tenants	—	48,570	1,964	—	50,534
Total rental revenue	—	421,801	15,136	—	436,937
Gaming	—	—	148,283	—	148,283
Food, beverage and other	7	—	11,614	—	11,621
Total revenues	7	421,801	175,033	—	596,841
Less promotional allowances	—	—	(5,773)	—	(5,773)
Net revenues	7	421,801	169,260	—	591,068
Operating expenses
Gaming	—	—	82,995	—	82,995
Food, beverage and other	—	—	9,734	—	9,734
Real estate taxes	—	48,576	3,578	—	52,154
General and administrative	54,073	2,758	24,005	—	80,836
Depreciation	1,832	89,833	15,178	—	106,843
Total operating expenses	55,905	141,167	135,490	—	332,562
Income from operations	(55,898)	280,634	33,770	—	258,506

Other income (expenses)
Interest expense	(11)	(117,016)	(3)	—	(117,030)
Interest income	—	—	2,444	—	2,444
Management fee	—	—	—	—	—
Intercompany dividends and interest	612,326	39,805	618,695	(1,270,826)	—
Total other expenses	612,315	(77,211)	621,136	(1,270,826)	(114,586)

Income before income taxes	556,417	203,423	654,906	(1,270,826)	143,920
Income tax expense	—	210	4,903	—	5,113
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807

Year ended December 31, 2014 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,832	89,833	15,178	—	106,843
Amortization of debt issuance costs	—	8,057	—	—	8,057
Losses (gains) on dispositions of property	2	(150)	158	—	10
Deferred income taxes	—	—	(3,305)	—	(3,305)
Stock-based compensation	12,258	—	—	—	12,258
Straight-line rent adjustments	—	44,877	—	—	44,877

Decrease (increase),
Prepaid expenses and other current assets	181	(10,741)	(1,539)	1,498	(10,601)
Other assets	(1,645)	—	(15)	—	(1,660)
Intercompany	800	(4,015)	3,215	—	—
(Decrease) increase,
Accounts payable	(16,995)	15,526	(181)	—	(1,650)
Accrued expenses	(7,944)	119	(619)	—	(8,444)
Accrued interest	—	(527)	—	—	(527)
Accrued salaries and wages	2,882	—	(638)	—	2,244
Gaming, pari-mutuel, property and other taxes	871	—	(344)	—	527
Income taxes	(1,441)	(7,625)	(6,490)	(1,498)	(17,054)
Other current and noncurrent liabilities	1,585	—	1,292	—	2,877
Net cash provided by (used in) operating activities	548,803	338,567	656,715	(1,270,826)	273,259
Investing activities
Capital project expenditures, net of reimbursements	(1,613)	(137,618)	—	—	(139,231)
Capital maintenance expenditures	—	—	(3,538)	—	(3,538)
Proceeds from sale of property and equipment	—	150	30	—	180
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	9,000	—	9,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,613)	(137,468)	(178,238)	—	(317,319)
Financing activities
Dividends paid	(494,104)	—	—	—	(494,104)
Proceeds from exercise of options	29,931	—	—	—	29,931
Proceeds from issuance of long-term debt	—	291,950	—	—	291,950
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,024)	—	—	(32,024)
Intercompany financing	(122,540)	(677,364)	(470,922)	1,270,826	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	(635)	—	—	—	(635)
Net cash (used in) provided by financing activities	(587,348)	(417,744)	(470,922)	1,270,826	(205,188)
Net (decrease) increase in cash and cash equivalents	(40,158)	(216,645)	7,555	—	(249,248)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	—	285,221
Cash and cash equivalents at end of period	$2,643	$4,450	$28,880	$—	$35,973

At December 31, 2013 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,010,303	$—	$—	$2,010,303
Property and equipment, used in operations, net	25,458	—	113,663	—	139,121
Cash and cash equivalents	42,801	221,095	21,325	—	285,221
Prepaid expenses	1,191	1,834	2,958	—	5,983
Deferred tax assets, current	—	—	1,885	343	2,228
Other current assets	13,438	15,708	906	—	30,052
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $1,270 at December 31, 2013	—	46,877	—	—	46,877
Loan receivable	—	—	—	—	—
Intercompany transactions and investment in subsidiaries	99,414	208,739	303,180	(611,333)	—
Other assets	195	—	4,161	—	4,356
Total assets	$182,497	$2,504,556	$533,176	$(610,990)	$2,609,239

Liabilities
Accounts payable	$21,006	$—	$391	$—	$21,397
Accrued expenses	8,458	—	5,325	—	13,783
Accrued interest	—	18,055	—	—	18,055
Accrued salaries and wages	7,131	—	3,206	—	10,337
Gaming, property, and other taxes	141	17,542	1,106	—	18,789
Deferred tax liabilities, non-current	(4,473)	10,608	9,421	—	15,556
Other current liabilities	12,782	—	129	—	12,911
Long-term debt	—	2,350,000	—	—	2,350,000
Deferred rental revenue	—	6,677	—	—	6,677
Deferred income taxes	—	—	3,939	343	4,282
Total liabilities	45,045	2,402,882	23,517	343	2,471,787

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2013)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 88,659,448 shares issued at December 31, 2013	887	—	—	—	887
Additional paid-in capital	3,651	17,271	162,700	(179,971)	3,651
Retained earnings (deficit)	132,914	84,403	346,959	(431,362)	132,914
Total shareholders’ equity (deficit)	137,452	101,674	509,659	(611,333)	137,452
Total liabilities and shareholders’ equity (deficit)	$182,497	$2,504,556	$533,176	$(610,990)	$2,609,239

Year ended December 31, 2013 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$62,278	$—	$—	$62,278
Real estate taxes paid by tenants	—	7,602	—	—	7,602
Total rental revenue	—	69,880	—	—	69,880
Gaming	—	—	159,352	—	159,352
Food, beverage and other	—	—	12,357	—	12,357
Total revenues	—	69,880	171,709	—	241,589
Less promotional allowances	—	—	(6,137)	—	(6,137)
Net revenues	—	69,880	165,572	—	235,452
Operating expenses
Gaming	—	—	89,367	—	89,367
Food, beverage and other	—	—	10,775	—	10,775
Real estate taxes	—	7,602	1,618	—	9,220
General and administrative	19,726	—	23,536	—	43,262
Depreciation	74	14,822	14,027	—	28,923
Total operating expenses	19,800	22,424	139,323	—	181,547
Income from operations	(19,800)	47,456	26,249	—	53,905

Other income (expenses)
Interest expense	—	(19,254)	—	—	(19,254)
Interest income	—	—	1	—	1
Management fee	—	—	(4,203)	—	(4,203)
Intercompany dividends and interest	68,955	—	68,955	(137,910)	—
Total other expenses	68,955	(19,254)	64,753	(137,910)	(23,456)

Income before income taxes	49,155	28,202	91,002	(137,910)	30,449
Income tax expense	643	6,124	8,829	—	15,596
Net income	$48,512	$22,078	$82,173	$(137,910)	$14,853

Year ended December 31, 2013 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$48,512	$22,078	$82,173	$(137,910)	$14,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74	14,822	14,027	—	28,923
Amortization of debt issuance costs	—	1,270	—	—	1,270
Gain on sales of property	—	—	(39)	—	(39)
Deferred income taxes	—	—	(5,646)	—	(5,646)
Stock-based compensation	1,566	—	—	—	1,566
Straight-line rent adjustments	—	6,677	—	—	6,677

(Increase) decrease,
Prepaid expenses and other current assets	(1,944)	—	(775)	1,834	(885)
Other assets	(662)	—	—	—	(662)
Intercompany	2,259	—	(2,259)	—	—
Increase (decrease),	0	0		0
Accounts payable	20,073	(18,508)	1,073	—	2,638
Accrued expenses	8,458	—	(462)	—	7,996
Accrued interest	—	18,055	(839)	—	17,216
Accrued salaries and wages	2,432	—	(301)	—	2,131
Gaming, pari-mutuel, property and other taxes	141	—	(148)	—	(7)
Income taxes	(4,473)	10,608	(283)	(1,834)	4,018
Other current and noncurrent liabilities	564	—	19	—	583
Net cash provided by (used in) operating activities	77,000	55,002	86,540	(137,910)	80,632
Investing activities
Capital project expenditures, net of reimbursements	(5,532)	(7,510)	844	—	(12,198)
Capital maintenance expenditures	—	—	(4,230)	—	(4,230)
Proceeds from sale of property and equipment	—	—	153	—	153
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate	—	—	—	—	—
Net cash used in investing activities	(5,532)	(7,510)	(3,233)	—	(16,275)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(6,982)	—	(6,982)
Cash distribution to Penn National Gaming, Inc. in connection with Spin-Off	(19,609)	(1,992,931)	(77,460)	—	(2,090,000)
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	1,431	—	—	—	1,431
Proceeds from issuance of long-term debt	—	2,350,000	—	—	2,350,000
Financing costs	—	(48,147)	—	—	(48,147)
Payments of long-term debt	—	—	—	—	—
Intercompany financing	(10,489)	(135,319)	7,898	137,910	—
Net cash (used in) provided by financing activities	(28,667)	173,603	(76,544)	137,910	206,302
Net increase in cash and cash equivalents	42,801	221,095	6,763	—	270,659
Cash and cash equivalents at beginning of period	—	—	14,562	—	14,562
Cash and cash equivalents at end of period	$42,801	$221,095	$21,325	$—	$285,221

Year ended December 31, 2012 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$—	$—	$—	$—
Real estate taxes paid by tenants	—	—	—	—	—
Total rental revenue	—	—	—	—	—
Gaming	—	—	202,581	—	202,581
Food, beverage and other	—	—	15,635	—	15,635
Total revenues	—	—	218,216	—	218,216
Less promotional allowances	—	—	(7,573)	—	(7,573)
Net revenues	—	—	210,643	—	210,643
Operating expenses
Gaming	—	—	113,111	—	113,111
Food, beverage and other	—	—	13,114	—	13,114
Real estate taxes	—	—	1,592	—	1,592
General and administrative	—	—	25,068	—	25,068
Depreciation	—	—	14,090	—	14,090
Total operating expenses	—	—	166,975	—	166,975
Income from operations	—	—	43,668	—	43,668

Other income (expenses)
Interest expense	—	—	—	—	—
Interest income	—	—	2	—	2
Management fee	—	—	(6,320)	—	(6,320)
Intercompany dividends and interest	—	—	—	—	—
Total other expenses	—	—	(6,318)	—	(6,318)

Income before income taxes	—	—	37,350	—	37,350
Income tax expense	—	—	14,431	—	14,431
Net income	$—	$—	$22,919	$—	$22,919

Year ended December 31, 2012 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$—	$22,919	$—	$22,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	14,090	—	14,090
Amortization of debt issuance costs	—	—	—	—	—
Gain on sales of property	—	—	(142)	—	(142)
Deferred income taxes	—	—	(88)	—	(88)
Stock-based compensation	—	—	—	—	—

(Increase) decrease,
Prepaid expenses and other current assets	—	—	1,513	—	1,513
Other assets	—	—	—	—	—
Intercompany	—	—	—	—	—
Increase (decrease),	0	0		0
Accounts payable	—	—	(260)	—	(260)
Accrued expenses	—	—	(456)	—	(456)
Accrued interest	—	—	—	—	—
Accrued salaries and wages	—	—	(394)	—	(394)
Gaming, pari-mutuel, property and other taxes	—	—	(250)	—	(250)
Income taxes	—	—	(10,162)	—	(10,162)
Other current and noncurrent liabilities	—	—	(26)	—	(26)
Net cash provided by operating activities	—	—	26,744	—	26,744
Investing activities
Capital project expenditures, net of reimbursements	—	—	(1,930)	—	(1,930)
Capital maintenance expenditures	—	—	(3,260)	—	(3,260)
Proceeds from sale of property and equipment	—	—	380	—	380
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	—	—	—
Acquisition of real estate	—	—	—	—	—
Net cash used in investing activities	—	—	(4,810)	—	(4,810)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(24,518)	—	(24,518)
Dividends paid	—	—	—	—	—
Proceeds from exercise of options	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—
Financing costs	—	—	—	—	—
Payments of long-term debt	—	—	—	—	—
Intercompany financing	—	—	—	—	—
Net cash used in financing activities	—	—	(24,518)	—	(24,518)
Net decrease in cash and cash equivalents	—	—	(2,584)	—	(2,584)
Cash and cash equivalents at beginning of period	—	—	17,146	$—	17,146
Cash and cash equivalents at end of period	$—	$—	$14,562	$—	$14,562

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

(3)    Excludes the amounts classified as construction in progress, as presented on the real estate investments, net line item of the Company's consolidated balance sheets and detailed in Note 7 to the consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Prior to the filing of the Original Filing, the Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014. Subsequent to this evaluation, as described below, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that as of December 31, 2014 the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Prior to the filing of the Original Filing, the Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated (2013 Framework). Subsequent to this evaluation, as described below, management identified a material weakness in our internal control over financial reporting.
The Company did not maintain effective controls and procedures over the evaluation of a complex leasing arrangement and the accurate measurement and recording of revenue earned under such lease. As explained in Note 3 to the consolidated financial statements included within this annual report, management has concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods. As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the 2013 Framework.
Ernst & Young LLP, the Company's independent registered public accounting firm, has reissued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included on page 54 of this Annual Report on Form 10-K/A.
Management's Plans for Remediation
Management became aware of the material weakness in internal control over financial reporting on October 20, 2015 and took immediate actions to remediate the material weakness. The Company has initiated a compensating control over the proper application of lease accounting and related revenue recognition under U.S. GAAP, which includes the involvement of a third party consultant with relevant knowledge and experience to assist the Company with the evaluation of the accounting for interpretive lease accounting and related issues. The Company currently expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2015.
Changes in Internal Control Over Financial Reporting
Except as noted in the preceding paragraphs, there have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement"), filed with the U.S. Securities and Exchange Commission on April 30, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
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

Dated: November 9, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 9, 2015
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 9, 2015
William J. Clifford

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2015
Desiree A. Burke

/s/ WESLEY R. EDENS	Director	November 9, 2015
Wesley R. Edens

/s/ DAVID A. HANDLER	Director	November 9, 2015
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	November 9, 2015
Joseph W. Marshall

/s/ E. SCOTT URDANG	Director	November 9, 2015
E. Scott Urdang

EXHIBIT INDEX

Exhibit	Description of Exhibit
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

10.15#
Employment Agreement dated April 29, 2014 between Gaming and Leisure Properties, Inc. and Steven T. Snyder. (Incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K filed on February 27, 2015).

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-K filed on February 27, 2015).

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

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