Form 10-Q/A
period 2015-03-31
Gaming & Leisure Properties, Inc.
filed 2015-11-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

845 Berkshire Blvd., Suite 200
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

1

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

The restatement is related to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease Agreement (the "Master Lease"), which were previously recognized as received. As explained in Note 2 to the condensed consolidated financial statements included within this report, management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods, as compared to being recognized as received during the first five years of the Master Lease. As a result of the restatement, the Company has reduced rental revenues by $14.0 million and $10.0 million during the three months ended March 31, 2015 and 2014, respectively. An increase in deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $65.5 million and $51.6 million at March 31, 2015 and December 31, 2014, respectively. This deferred rent liability will be amortized over the remainder of the 35 year aggregate lease term on a straight-line basis by recognizing rental revenue, thus changing only the timing of the Company’s revenue recognition.

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, initially filed with the Securities and Exchange Commission (the "SEC") on May 4, 2015 (the "Original Filing"), is being filed to reflect the restatement of (i) the Company's condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 and (ii) the Company's condensed consolidated statements of operations, stockholders' deficit and cash flows for the periods ended March 31, 2015 and 2014, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, as a result of, and to reflect the restatement. No other information in the Original Filing is amended. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 32.1, 31.2 and 32.2, respectively.

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, subsequent Quarterly Reports on Form 10-Q/A and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (As restated, see Note 2)
(amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(As restated)	(As restated)
	(unaudited)
Assets
Real estate investments, net	$2,157,003	$2,180,124
Property and equipment, used in operations, net	136,533	134,028
Cash and cash equivalents	45,367	35,973
Prepaid expenses	7,468	7,900
Deferred tax assets, current	1,568	2,015
Other current assets	47,644	45,254
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $11,347 and $9,327 at March 31, 2015 and December 31, 2014, respectively	37,106	39,126
Loan receivable	33,463	34,000
Deferred tax assets, non-current	808	679
Other assets	419	383
Total assets	$2,552,477	$2,564,580

Liabilities
Accounts payable	$3,301	$4,409
Accrued expenses	5,756	5,339
Accrued interest	42,431	17,528
Accrued salaries and wages	6,387	12,581
Gaming, property, and other taxes	25,132	22,741
Income taxes	1,572	—
Current maturities of long-term debt	99	81
Other current liabilities	16,237	15,788
Long-term debt, net of current maturities	2,576,364	2,609,406
Deferred rental revenue	65,510	51,554
Deferred tax liabilities, non-current	738	1,443
Total liabilities	2,743,527	2,740,870

Shareholders’ deficit

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,213,335 and 112,981,088 shares issued at March 31, 2015 and December 31, 2014, respectively)	1,142	1,130
Additional paid-in capital	903,608	888,860
Retained deficit	(1,095,800)	(1,066,280)
Total shareholders’ deficit	(191,050)	(176,290)
Total liabilities and shareholders’ deficit	$2,552,477	$2,564,580

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (As Restated, See Note 2)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(As restated)	(As restated)
Revenues
Rental	$97,548	$96,098
Real estate taxes paid by tenants	13,350	11,998
Total rental revenue	110,898	108,096
Gaming	36,379	38,755
Food, beverage and other	2,815	2,831
Total revenues	150,092	149,682
Less promotional allowances	(1,387)	(1,370)
Net revenues	148,705	148,312

Operating expenses
Gaming	19,016	21,562
Food, beverage and other	2,184	2,546
Real estate taxes	13,755	12,423
General and administrative	21,539	20,941
Depreciation	27,411	26,522
Total operating expenses	83,905	83,994
Income from operations	64,800	64,318

Other income (expenses)
Interest expense	(29,562)	(28,974)
Interest income	595	546
Total other expenses	(28,967)	(28,428)

Income before income taxes	35,833	35,890
Income tax expense	2,702	1,594
Net income	$33,131	$34,296

Earnings per common share:
Basic earnings per common share	$0.29	$0.31
Diluted earnings per common share	$0.28	$0.29

Dividends paid per common share	$0.55	$0.52

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit (As Restated, See Note 2)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2014, as restated	112,981,088	$1,130	$888,860	$(1,066,280)	$(176,290)
Stock option activity	1,166,823	11	12,597	—	12,608
Restricted stock activity	65,424	1	2,151	—	2,152
Dividends paid	—	—	—	(62,651)	(62,651)
Net income, as restated	—	—	—	33,131	33,131
Balance, March 31, 2015, as restated	114,213,335	$1,142	$903,608	$(1,095,800)	$(191,050)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows (As Restated, See Note 2)
(in thousands)
(unaudited)

Three months ended March 31,	2015	2014
	(As restated)	(As restated)
Operating activities
Net income	$33,131	$34,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,411	26,522
Amortization of debt issuance costs	2,020	2,007
Losses on dispositions of property	1	158
Deferred income taxes	(386)	(898)
Stock-based compensation	4,394	1,951
Straight-line rent adjustments	13,956	10,016
Decrease (increase),
Prepaid expenses and other current assets	838	(5,201)
Other assets	—	(273)
(Decrease) increase,
Accounts payable	(1,345)	43
Accrued expenses	415	(6,788)
Accrued interest	24,903	24,814
Accrued salaries and wages	(6,194)	(2,202)
Gaming, pari-mutuel, property and other taxes	(406)	4,975
Income taxes	1,572	(11,367)
Other current and non-current liabilities	449	1,674
Net cash provided by operating activities	100,759	79,727
Investing activities
Capital project expenditures, net of reimbursements	(5,640)	(24,002)
Capital maintenance expenditures	(951)	(871)
Proceeds from sale of property and equipment	5	—
Increase in cash escrow	—	(3,356)
Funding of loan receivable	—	(43,000)
Principal payments on loan receivable	538	2,000
Acquisition of real estate	—	(140,730)
Other investing activities	(36)	—
Net cash used in investing activities	(6,084)	(209,959)
Financing activities
Dividends paid	(62,651)	(270,040)
Proceeds from exercise of options	10,394	13,321
Proceeds from issuance of long-term debt	—	182,008
Payments of long-term debt	(33,024)	(32,000)
Net cash used in financing activities	(85,281)	(106,711)
Net increase (decrease) in cash and cash equivalents	9,394	(236,943)
Cash and cash equivalents at beginning of period	35,973	285,221
Cash and cash equivalents at end of period	$45,367	$48,278

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 10 for further details.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K/A for the year ended December 31, 2014 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

2. Restatement of Financial Statements

The restatement of the Company's interim financial statements relates to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease. Previously, management concluded that the portion of the rent under the Master Lease classified as percentage rent and subject to re-sets every five years should be recognized as revenue as received during the first five years of the Master Lease when such rent was known. Management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewals terms.

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

The primary effect of the adjustments was to reduce rental revenues by $14.0 million and $10.0 million during the three months ended March 31, 2015 and 2014, respectively. An increase to deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $65.5 million and $51.6 million at March 31, 2015 and December 31, 2014, respectively.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The restatement has been set forth, for the periods presented, in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 which the Company has filed concurrently with this Form 10-Q/A.

The following is a summary of the effect of the restatement on (i) the Company's condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 (ii) the Company's condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 and (iii) the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders' deficit for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders' deficit is reflected below in the balance sheet summary.

Condensed Consolidated Balance Sheets
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
March 31, 2015:
Deferred rental revenue	$—	$65,510	$65,510
Total liabilities	2,678,017	65,510	2,743,527
Retained deficit	(1,030,290)	(65,510)	(1,095,800)
Total shareholders' deficit	(125,540)	(65,510)	(191,050)

December 31, 2014:
Deferred rental revenue	$—	$51,554	$51,554
Total liabilities	2,689,316	51,554	2,740,870
Retained deficit	(1,014,726)	(51,554)	(1,066,280)
Total shareholders' deficit	(124,736)	(51,554)	(176,290)

Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Three Months Ended March 31, 2015:
Rental revenues	$111,504	$(13,956)	$97,548
Total rental revenue	124,854	(13,956)	110,898
Total revenues	164,048	(13,956)	150,092
Net revenues	162,661	(13,956)	148,705
Income from operations	78,756	(13,956)	64,800
Income before income taxes	49,789	(13,956)	35,833
Net income	47,087	(13,956)	33,131
Basic earnings per common share	$0.41	$(0.12)	$0.29
Diluted earnings per common share	$0.40	$(0.12)	$0.28

Three Months Ended March 31, 2014:
Rental revenues	$106,114	$(10,016)	$96,098
Total rental revenue	118,112	(10,016)	108,096
Total revenues	159,698	(10,016)	149,682
Net revenues	158,328	(10,016)	148,312
Income from operations	74,334	(10,016)	64,318
Income before income taxes	45,906	(10,016)	35,890
Net income	44,312	(10,016)	34,296
Basic earnings per common share	$0.40	$(0.09)	$0.31
Diluted earnings per common share	$0.38	$(0.09)	$0.29

Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Three Months Ended March 31, 2015:
Net income	$47,087	$(13,956)	$33,131
Straight-line rent adjustments	—	13,956	13,956

Three Months Ended March 31, 2014:
Net income	$44,312	$(10,016)	$34,296
Straight-line rent adjustments	—	10,016	10,016

3.    New Accounting Pronouncements

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

Revenue Recognition and Promotional Allowances

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured. Additionally, percentage rent that is fixed and determinable at the lease inception date is recorded on a straight-line basis over the lease term, resulting in the recognition of deferred rental revenue on the Company’s condensed consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized once the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant.

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

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, expect per share data)
	(As restated)	(As restated)
Calculation of basic EPS:
Net income	$33,131	$34,296
Less: Net income allocated to participating securities	(151)	(136)
Net income attributable to common shareholders	$32,980	$34,160
Weighted-average common shares outstanding	113,666	111,198
Basic EPS	$0.29	$0.31

Calculation of diluted EPS:
Net income	$33,131	$34,296
Diluted weighted-average common shares outstanding	118,499	117,850
Diluted EPS	$0.28	$0.29

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

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 11 for further information with respect to the Company’s segments.

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

8.              Long-term Debt

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

10.              Dividends

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

	Three Months Ended March 31, 2015, as restated				Three Months Ended March 31, 2014, as restated
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$110,898	$37,807	$—	$148,705	$108,096	$40,216	$—	$148,312
Income from operations	57,600	7,200	—	64,800	57,855	6,463	—	64,318
Interest, net	28,968	2,600	(2,601)	28,967	28,428	2,601	(2,601)	28,428
Income before income taxes	31,233	4,600	—	35,833	32,028	3,862	—	35,890
Income tax expense	810	1,892	—	2,702	—	1,594	—	1,594
Net income	30,423	2,708	—	33,131	32,028	2,268	—	34,296
Depreciation	24,393	3,018	—	27,411	23,441	3,081	—	26,522
Capital project expenditures, net of reimbursements	609	5,031	—	5,640	24,002	—	—	24,002
Capital maintenance expenditures	—	951	—	951	—	871	—	871

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

12.       Supplemental Disclosures of Cash Flow Information

There was no cash paid for income taxes for the three months ended March 31, 2015 and $13.8 million paid for the three months ended March 31, 2014, primarily for 2013 extension payments while GLPI was still a corporation. Cash paid for interest was $2.6 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

13.       Related Party Transactions

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

Summarized financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below. In preparation for the Company's potential use of an UPREIT structure, on January 1, 2015, all employees and associated assets and liabilities were transferred from GLPI to GLP Capital, L.P. As discussed in Note 2, this financial information has been restated to correct the Company's revenue recognition of percentage rents under the Master Lease with Penn National Gaming, Inc.

At March 31, 2015 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,019,952	$137,051	$—	$2,157,003
Property and equipment, used in operations, net	—	24,775	111,758	—	136,533
Cash and cash equivalents	—	20,020	25,347	—	45,367
Prepaid expenses	—	4,408	3,060	—	7,468
Deferred tax assets, current	—	—	1,568	—	1,568
Other current assets	—	44,115	3,529	—	47,644
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $11,347 at March 31, 2015	—	37,106	—	—	37,106
Loan receivable	—	—	33,463	—	33,463
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(191,050)	194,180	19,860	(22,990)	—
Deferred tax assets, non-current	—	—	808	—	808
Other assets	—	292	127	—	419
Total assets	$(191,050)	$2,538,443	$421,669	$(216,585)	$2,552,477

Liabilities
Accounts payable	$—	$2,636	$665	$—	$3,301
Accrued expenses	—	1,041	4,715	—	5,756
Accrued interest	—	42,431	—	—	42,431
Accrued salaries and wages	—	4,283	2,104	—	6,387
Gaming, property, and other taxes	—	21,548	3,584	—	25,132
Income taxes	—	682	890	—	1,572
Current maturities of long-term debt	—	99	—	—	99
Other current liabilities	—	14,901	1,336	—	16,237
Long-term debt, net of current maturities	—	2,576,364	—	—	2,576,364
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	65,510	—	—	65,510
Deferred tax liabilities, non-current	—	—	738	—	738
Total liabilities	—	2,729,495	207,627	(193,595)	2,743,527

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2015)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,213,335 shares issued at March 31, 2015	1,142	1,142	1,142	(2,284)	1,142
Additional paid-in capital	903,608	903,608	1,056,445	(1,960,053)	903,608
Retained (deficit) earnings	(1,095,800)	(1,095,802)	(843,545)	1,939,347	(1,095,800)
Total shareholders’ (deficit) equity	(191,050)	(191,052)	214,042	(22,990)	(191,050)
Total liabilities and shareholders’ (deficit) equity	$(191,050)	$2,538,443	$421,669	$(216,585)	$2,552,477

Three months ended March 31, 2015 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$94,048	$3,500	$—	$97,548
Real estate taxes paid by tenants	—	12,827	523	—	13,350
Total rental revenue	—	106,875	4,023	—	110,898
Gaming	—	—	36,379	—	36,379
Food, beverage and other	—	—	2,815	—	2,815
Total revenues	—	106,875	43,217	—	150,092
Less promotional allowances	—	—	(1,387)	—	(1,387)
Net revenues	—	106,875	41,830	—	148,705
Operating expenses
Gaming	—	—	19,016	—	19,016
Food, beverage and other	—	—	2,184	—	2,184
Real estate taxes	—	12,827	928	—	13,755
General and administrative	—	15,556	5,983	—	21,539
Depreciation	—	23,632	3,779	—	27,411
Total operating expenses	—	52,015	31,890	—	83,905
Income from operations	—	54,860	9,940	—	64,800

Other income (expenses)
Interest expense	—	(29,562)	—	—	(29,562)
Interest income	—	10	585	—	595
Intercompany dividends and interest	—	10,086	400	(10,486)	—
Total other expenses	—	(19,466)	985	(10,486)	(28,967)

Income before income taxes	—	35,394	10,925	(10,486)	35,833
Income tax expense	—	810	1,892	—	2,702
Net income	$—	$34,584	$9,033	$(10,486)	$33,131

Three months ended March 31, 2015 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$34,584	$9,033	$(10,486)	$33,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,632	3,779	—	27,411
Amortization of debt issuance costs	—	2,020	—	—	2,020
Losses on dispositions of property	—	—	1	—	1
Deferred income taxes	—	—	(386)	—	(386)
Stock-based compensation	—	4,394	—	—	4,394
Straight-line rent adjustments	—	13,956	—	—	13,956
(Increase) decrease,
Prepaid expenses and other current assets	—	(593)	1,431	—	838
Other assets	—	—	—	—	—
Intercompany	—	2,365	(2,365)	—	—
(Decrease) increase,
Accounts payable	—	(1,800)	455	—	(1,345)
Accrued expenses	—	408	7	—	415
Accrued interest	—	24,903	—	—	24,903
Accrued salaries and wages	—	(5,730)	(464)	—	(6,194)
Gaming, pari-mutuel, property and other taxes	—	(613)	207	—	(406)
Income taxes	—	847	725	—	1,572
Other current and non-current liabilities	—	532	(83)	—	449
Net cash provided by (used in) operating activities	—	98,905	12,340	(10,486)	100,759
Investing activities
Capital project expenditures, net of reimbursements	—	(609)	(5,031)	—	(5,640)
Capital maintenance expenditures	—	—	(951)	—	(951)
Proceeds from sale of property and equipment	—	—	5	—	5
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	538	—	538
Acquisition of real estate	—	—	—	—	—
Other investing activities	—	(36)	—	—	(36)
Net cash used in investing activities	—	(645)	(5,439)	—	(6,084)
Financing activities
Dividends paid	(62,651)	—	—	—	(62,651)
Proceeds from exercise of options	10,394	—	—	—	10,394
Proceeds from issuance of long-term debt	—	—	—	—	—
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(33,024)	—	—	(33,024)
Intercompany financing	49,614	(49,666)	(10,434)	10,486	—
Net cash (used in) provided by financing activities	(2,643)	(82,690)	(10,434)	10,486	(85,281)
Net (decrease) increase in cash and cash equivalents	(2,643)	15,570	(3,533)	—	9,394
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$20,020	$25,347	$—	$45,367

At December 31, 2014 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(190,541)	195,092	13,701	(18,252)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Income taxes	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	51,554	—	—	51,554
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,697,585	205,463	(192,097)	2,740,870

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,066,280)	(333,209)	(80,897)	414,106	(1,066,280)
Total shareholders’ (deficit) equity	(176,290)	(193,398)	211,650	(18,252)	(176,290)
Total liabilities and shareholders’ (deficit) equity	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Three months ended March 31, 2014 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$93,426	$2,672	$—	$96,098
Real estate taxes paid by tenants	—	11,629	369	—	11,998
Total rental revenue	—	105,055	3,041	—	108,096
Gaming	—	—	38,755	—	38,755
Food, beverage and other	—	—	2,831	—	2,831
Total revenues	—	105,055	44,627	—	149,682
Less promotional allowances	—	—	(1,370)	—	(1,370)
Net revenues	—	105,055	43,257	—	148,312
Operating expenses
Gaming	—	—	21,562	—	21,562
Food, beverage and other	—	—	2,546	—	2,546
Real estate taxes	—	11,629	794	—	12,423
General and administrative	14,084	718	6,139	—	20,941
Depreciation	439	22,283	3,800	—	26,522
Total operating expenses	14,523	34,630	34,841	—	83,994
Income from operations	(14,523)	70,425	8,416	—	64,318

Other income (expenses)
Interest expense	—	(28,974)	—	—	(28,974)
Interest income	—	—	546	—	546
Intercompany dividends and interest	275,012	8,986	277,004	(561,002)	—
Total other expenses	275,012	(19,988)	277,550	(561,002)	(28,428)

Income before income taxes	260,489	50,437	285,966	(561,002)	35,890
Income tax expense	—	—	1,594	—	1,594
Net income	$260,489	$50,437	$284,372	$(561,002)	$34,296

Three months ended March 31, 2014 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$260,489	$50,437	$284,372	$(561,002)	$34,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	439	22,283	3,800	—	26,522
Amortization of debt issuance costs	—	2,007	—	—	2,007
Losses on dispositions of property	—	—	158	—	158
Deferred income taxes	—	—	(898)	—	(898)
Stock-based compensation	1,951	—	—	—	1,951
Straight-line rent adjustments	—	10,016	—	—	10,016
Decrease (increase),
Prepaid expenses and other current assets	1,028	(3,392)	(2,837)	—	(5,201)
Other assets	(249)	—	(24)	—	(273)
Intercompany	(2,455)	(2,601)	5,056	—	—
Increase (decrease),	0	0		0
Accounts payable	3,322	(3,154)	(125)	—	43
Accrued expenses	(7,526)	160	578	—	(6,788)
Accrued interest	—	24,814	—	—	24,814
Accrued salaries and wages	(1,625)	—	(577)	—	(2,202)
Gaming, pari-mutuel, property and other taxes	11	2,060	2,904	—	4,975
Income taxes	(11,511)	—	144	—	(11,367)
Other current and non-current liabilities	448	—	1,226	—	1,674
Net cash provided by (used in) operating activities	244,322	102,630	293,777	(561,002)	79,727
Investing activities
Capital project expenditures, net of reimbursements	(1,533)	(22,469)	—	—	(24,002)
Capital maintenance expenditures	—	—	(871)	—	(871)
Proceeds from sale of property and equipment	—	—	—	—	—
Increase in cash in escrow	—	(3,356)	—	—	(3,356)
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	2,000	—	2,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,533)	(25,825)	(182,601)	—	(209,959)
Financing activities
Dividends paid	(270,040)	—	—	—	(270,040)
Proceeds from exercise of options	13,321	—	—	—	13,321
Proceeds from issuance of long-term debt	—	182,008	—	—	182,008
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(27,072)	(431,720)	(102,210)	561,002	—
Net cash (used in) provided by financing activities	(283,791)	(281,712)	(102,210)	561,002	(106,711)
Net (decrease) increase in cash and cash equivalents	(41,002)	(204,907)	8,966	—	(236,943)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	$—	285,221
Cash and cash equivalents at end of period	$1,799	$16,188	$30,291	$—	$48,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 2 to the condensed consolidated financial statements contained in Item 1 of this Form 10-Q/A, the Company restated its audited financial statements for the years ended December 31, 2014 and 2013 and the interim periods ended March 31, 2014, June, 30, 2014, September 30, 2014, March 31, 2015 and June 30, 2015. The impact of the restatement is reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the IRS. See Note 10 for further details.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $148.7 million and $64.8 million, respectively, for the three months ended March 31, 2015 compared to $148.3 million and $64.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were:

•
Rental revenue of $110.9 million for the three months ended March 31, 2015, and $108.1 million for the three months ended March 31, 2014. Rental revenue increased by $2.8 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Master Lease in August 2014 and September 2014, respectively, partially offset by the closure of the Argosy Casino Sioux City in July 2014. Rental revenue for the three months ended March 31, 2015 and 2014 included real estate taxes of $13.4 million and $12.0 million, respectively. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under the Master Lease.

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

•
Net income decreased by $1.2 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year, primarily due an increase in income tax expense in the first quarter of 2015, as compared to the same period in the prior year.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(As restated)	(As restated)
Revenues
Rental	$97,548	$96,098
Real estate taxes paid by tenants	13,350	11,998
Total rental revenue	110,898	108,096
Gaming	36,379	38,755
Food, beverage and other	2,815	2,831
Total revenues	150,092	149,682
Less promotional allowances	(1,387)	(1,370)
Net revenues	148,705	148,312
Operating expenses
Gaming	19,016	21,562
Food, beverage and other	2,184	2,546
Real estate taxes	13,755	12,423
General and administrative	21,539	20,941
Depreciation	27,411	26,522
Total operating expenses	83,905	83,994
Income from operations	$64,800	$64,318

Certain information regarding our results of operations by segment for the three months ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
GLP Capital	$110,898	$108,096	$57,600	$57,855
TRS Properties	37,807	40,216	7,200	6,463
Total	$148,705	$148,312	$64,800	$64,318

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation and straight-line rent adjustments, reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense and straight-line rent adjustments.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(As restated)	(As restated)
Net income	$33,131	$34,296
Losses from dispositions of property	1	158
Real estate depreciation	23,926	23,441
Funds from operations	$57,058	$57,895
Straight-line rent adjustments	13,956	10,016
Other depreciation	3,485	3,081
Amortization of debt issuance costs	2,020	2,007
Stock based compensation	4,394	1,951
Maintenance CAPEX	(951)	(871)
Adjusted funds from operations	$79,962	$74,079
Interest, net	28,967	28,428
Income tax expense	2,702	1,594
Maintenance CAPEX	951	871
Amortization of debt issuance costs	(2,020)	(2,007)
Adjusted EBITDA	$110,562	$102,965

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2015	2014	2015	2014
	(in thousands)
	(As restated)	(As restated)
Net income	$30,423	$32,028	$2,708	$2,268
Losses from dispositions of property	—	—	1	158
Real estate depreciation	23,926	23,441	—	—
Funds from operations	$54,349	$55,469	$2,709	$2,426
Straight-line rent adjustments	13,956	10,016	—	—
Other depreciation	467	—	3,018	3,081
Debt issuance costs amortization	2,020	2,007	—	—
Stock based compensation	4,394	1,951	—	—
Maintenance CAPEX	—	—	(951)	(871)
Adjusted funds from operations	$75,186	$69,443	$4,776	$4,636
Interest, net (1)	26,367	25,827	2,600	2,601
Income tax expense	810	—	1,892	1,594
Maintenance CAPEX	—	—	951	871
Debt issuance costs amortization	(2,020)	(2,007)	—	—
Adjusted EBITDA	$100,343	$93,263	$10,219	$9,702

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2015 and 2014.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $54.3 million, $75.2 million and $100.3 million, respectively, for the three months ended March 31, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $55.5 million, $69.4 million and $93.3 million, respectively, for the three months ended March 31, 2014. The decrease in FFO for our GLP Capital segment was primarily related to lower net income for the three months ended months ended March 31, 2015, as compared to the three months ended March 31, 2014, driven by the adjustment for local income taxes in the first quarter of 2015. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by a higher add-back of non-cash straight-line rent adjustments to our net income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in deferred revenues related to the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014.

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

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
	(As restated)	(As restated)
Total rental revenue	$110,898	$108,096	$2,802	2.6%
Gaming	36,379	38,755	(2,376)	(6.1)%
Food, beverage and other	2,815	2,831	(16)	(0.6)%
Total revenues	150,092	149,682	410	0.3%
Less promotional allowances	(1,387)	(1,370)	(17)	(1.2)%
Net revenues	$148,705	$148,312	$393	0.3%

Total rental revenue

For the three months ended March 31, 2015, rental income was $110.9 million for our GLP Capital segment, which included $13.4 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the three months ended March 31, 2014, rental income was $108.1 million for our GLP Capital segment, which included $12.0 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Rental revenue increased $2.8 million or 2.6% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the addition of the Dayton Raceway and Mahoning Valley Race Course facilities to the Master Lease during the second half of 2014, as well as the impact of the Penn rent escalator (effective November 1, 2014), partially offset by the closure of the Argosy Casino Sioux City in July 2014.

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

Taxes

During the three months ended March 31, 2015 and 2014, income tax expense was approximately $2.7 million and $1.6 million, respectively. The increase in income tax expense for the three months ended March 31, 2015 as compared to the comparable period in the prior year was due to an adjustment for local income taxes in the first quarter of 2015. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 7.5% for the three months ended March 31, 2015, as compared to 4.4% for the three months ended March 31, 2014, driven by the increase in income taxes described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Prior to the filing of the Original Filing, the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2015, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015. Subsequent to this evaluation, as described below, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed concurrently with this Form 10-Q/A, the Company did not maintain effective controls and procedures over the evaluation of a complex leasing arrangement and the accurate measurement and recording of revenue earned under such lease.
As explained in Note 2 to the condensed consolidated financial statements included within this report, management has concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods. Management became aware of the material weakness in internal control over financial reporting on October 20, 2015 and took immediate actions to remediate the identified material weakness. The Company has initiated a compensating control over the proper application of lease accounting and related revenue recognition under U.S. GAAP, which includes the involvement of a third party consultant with relevant knowledge and experience to assist the Company with the evaluation of the accounting for interpretive lease accounting and related issues. The Company currently expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2015.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 9: Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q/A.

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

4.1
Form of Restricted Stock Performance Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

4.2
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

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

GAMING AND LEISURE PROPERTIES, INC.

November 9, 2015	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

4.1
Form of Restricted Stock Performance Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

4.2
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

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