Form 10-Q/A
period 2015-06-30
Gaming & Leisure Properties, Inc.
filed 2015-11-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of July 27, 2015
Common Stock, par value $.01 per share	114,518,875

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

The restatement is related to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease Agreement (the "Master Lease"), which were previously recognized as received. As explained in Note 2 to the condensed consolidated financial statements included within this report, management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods. As a result of the restatement, the Company has reduced rental revenues by $14.0 million and $27.9 million during the three and six months ended June 30, 2015, respectively and $10.0 million and $20.0 million during the three and six months ended June 30, 2014, respectively, resulting in deferred rental revenue of $79.5 million and $51.6 million at June 30, 2015 and December 31, 2014, respectively. An increase in deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods. This deferred rent liability will be amortized over the remainder of the 35 year aggregate lease term on a straight-line basis by recognizing rental revenue, thus changing only the timing of the Company’s revenue recognition.

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, initially filed with the Securities and Exchange Commission (the "SEC") on July 30, 2015 (the "Original Filing"), is being filed to reflect the restatement of (i) the Company's condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 and (ii) the Company's condensed consolidated statements of operations, stockholders' deficit and cash flows for the periods ended June 30, 2015 and 2014, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

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

•
the ultimate timing and outcome of the Company's proposed acquisition of substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle"), including the Company’s and Pinnacle’s ability to obtain the financing and third party approvals and consents necessary to complete the acquisition;

•	the ultimate outcome and results of integrating the assets to be acquired by the Company in the proposed transaction with Pinnacle;

•	the effects of a transaction between GLPI and Pinnacle on each party, including the post-transaction impact on GLPI’s financial condition, operating results, strategy and plans;

•
the outcome of our lawsuit against Cannery Casino Resorts LLC ("CCR"), the owner of the Meadows Racetrack and Casino ("the Meadows"), alleging among other things, fraud, breach of the agreement to acquire the Meadows and breach of the related consulting agreement;

•
our ability to maintain our status as a real estate investment trust ("REIT"), given the highly technical and complex Internal Revenue Code (the "Code") provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT status and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

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

•	the availability of and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•	the degree and nature of our competition;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets;

•	fluctuating interest rates;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•
GLPI’s duty to indemnify Penn National Gaming, Inc. and its subsidiaries ("Penn") in certain circumstances if the spin-off transaction, described in Note 1 to the condensed consolidated financial statements, fails to be tax-free;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (As restated, see Note 2)
(amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(As restated)	(As restated)
	(unaudited)
Assets
Real estate investments, net	$2,135,337	$2,180,124
Property and equipment, used in operations, net	134,741	134,028
Cash and cash equivalents	31,059	35,973
Prepaid expenses	3,542	7,900
Deferred tax assets, current	1,847	2,015
Other current assets	54,606	45,254
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $13,366 and $9,327 at June 30, 2015 and December 31, 2014, respectively	35,087	39,126
Loan receivable	32,925	34,000
Deferred tax assets, non-current	1,308	679
Other assets	424	383
Total assets	$2,515,974	$2,564,580

Liabilities
Accounts payable	$2,441	$4,409
Accrued expenses	9,106	5,339
Accrued interest	17,514	17,528
Accrued salaries and wages	9,140	12,581
Gaming, property, and other taxes	30,136	22,741
Income taxes	229	—
Current maturities of long-term debt	100	81
Other current liabilities	16,450	15,788
Long-term debt, net of current maturities	2,566,339	2,609,406
Deferred rental revenue	79,466	51,554
Deferred tax liabilities, non-current	366	1,443
Total liabilities	2,731,287	2,740,870

Shareholders’ deficit

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,413,073 and 112,981,088 shares issued at June 30, 2015 and December 31, 2014, respectively)	1,144	1,130
Additional paid-in capital	910,225	888,860
Retained deficit	(1,126,682)	(1,066,280)
Total shareholders’ deficit	(215,313)	(176,290)
Total liabilities and shareholders’ deficit	$2,515,974	$2,564,580

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (As restated, see Note 2)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues
Rental	$98,295	$97,282	$195,843	$193,380
Real estate taxes paid by tenants	12,943	12,446	26,293	24,444
Total rental revenue	111,238	109,728	222,136	217,824
Gaming	37,131	39,449	73,510	78,204
Food, beverage and other	2,855	3,088	5,670	5,919
Total revenues	151,224	152,265	301,316	301,947
Less promotional allowances	(1,357)	(1,495)	(2,744)	(2,865)
Net revenues	149,867	150,770	298,572	299,082

Operating expenses
Gaming	20,271	22,167	39,287	43,729
Food, beverage and other	2,177	2,509	4,361	5,055
Real estate taxes	13,209	12,856	26,964	25,279
General and administrative	23,722	19,531	45,261	40,472
Depreciation	27,617	26,349	55,028	52,871
Total operating expenses	86,996	83,412	170,901	167,406
Income from operations	62,871	67,358	127,671	131,676

Other income (expenses)
Interest expense	(29,585)	(29,108)	(59,147)	(58,082)
Interest income	585	668	1,180	1,214
Total other expenses	(29,000)	(28,440)	(57,967)	(56,868)

Income before income taxes	33,871	38,918	69,704	74,808
Income tax expense	1,882	1,922	4,584	3,516
Net income	$31,989	$36,996	$65,120	$71,292

Earnings per common share:
Basic earnings per common share	$0.28	$0.33	$0.57	$0.64
Diluted earnings per common share	$0.27	$0.31	$0.55	$0.61

Dividends paid per common share	$0.55	$0.52	$1.09	$1.04

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit (As restated, see Note 2)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2014, as restated	112,981,088	$1,130	$888,860	$(1,066,280)	$(176,290)
Stock option activity	1,331,959	13	16,428	—	16,441
Restricted stock activity	100,026	1	4,937	—	4,938
Dividends paid	—	—	—	(125,522)	(125,522)
Net income, as restated	—	—	—	65,120	65,120
Balance, June 30, 2015, as restated	114,413,073	$1,144	$910,225	$(1,126,682)	$(215,313)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows (As restated, see Note 2)
(in thousands)
(unaudited)

Six months ended June 30,	2015	2014
	(As restated)	(As restated)
Operating activities
Net income	$65,120	$71,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,028	52,871
Amortization of debt issuance costs	4,039	4,018
Losses on dispositions of property	67	159
Deferred income taxes	(1,537)	(1,919)
Stock-based compensation	8,505	5,087
Straight-line rent adjustments	27,912	20,032
Decrease (increase),
Prepaid expenses and other current assets	3,390	(17,296)
Other assets	(4)	(1,309)
(Decrease) increase,
Accounts payable	(665)	8,183
Accrued expenses	3,767	(6,360)
Accrued interest	(14)	(565)
Accrued salaries and wages	(3,441)	104
Gaming, property and other taxes	(989)	7,970
Income taxes	229	(18,476)
Other current and noncurrent liabilities	662	2,430
Net cash provided by operating activities	162,069	126,221
Investing activities
Capital project expenditures, net of reimbursements	(10,750)	(55,504)
Capital maintenance expenditures	(1,726)	(1,468)
Proceeds from sale of property and equipment	97	6
Funding of loan receivable	—	(43,000)
Principal payments on loan receivable	1,075	7,000
Acquisition of real estate	—	(140,730)
Other investing activities	(37)	—
Net cash used in investing activities	(11,341)	(233,696)
Financing activities
Dividends paid	(125,522)	(329,224)
Proceeds from exercise of options	12,928	17,463
Proceeds from issuance of long-term debt	—	208,000
Financing costs	—	(306)
Payments of long-term debt	(43,048)	(32,000)
Net cash used in financing activities	(155,642)	(136,067)
Net decrease in cash and cash equivalents	(4,914)	(243,542)
Cash and cash equivalents at beginning of period	35,973	285,221
Cash and cash equivalents at end of period	$31,059	$41,679

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Organization and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a triple-net operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn. See Note 10 for further details.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

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

The primary effect of the adjustments was to reduce rental revenues by $14.0 million and $27.9 million during the three and six months ended June 30, 2015, respectively and $10.0 million and $20.0 million during the three and six months ended June 30, 2014, respectively. An increase to deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $79.5 million and $51.6 million at June 30, 2015 and December 31, 2014, respectively.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The restatement has been set forth, for the periods presented, in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 which the Company has filed concurrently with this Form 10-Q/A.

The following is a summary of the effect of the restatement on (i) the Company's condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (ii) the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and (iii) the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders' deficit for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders' deficit is reflected below in the balance sheet summary.

Condensed Consolidated Balance Sheets
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
June 30, 2015:
Deferred rental revenue	$—	79,466	79,466
Total liabilities	2,651,821	79,466	2,731,287
Retained deficit	(1,047,216)	(79,466)	(1,126,682)
Total shareholders' deficit	(135,847)	(79,466)	(215,313)

December 31, 2014:
Deferred rental revenue	$—	51,554	51,554
Total liabilities	2,689,316	51,554	2,740,870
Retained deficit	(1,014,726)	(51,554)	(1,066,280)
Total shareholders' deficit	(124,736)	(51,554)	(176,290)

Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Three Months Ended June 30, 2015:
Rental revenues	$112,251	$(13,956)	$98,295
Total rental revenue	125,194	(13,956)	111,238
Total revenues	165,180	(13,956)	151,224
Net revenues	163,823	(13,956)	149,867
Income from operations	76,827	(13,956)	62,871
Income before income taxes	47,827	(13,956)	33,871
Net income	45,945	(13,956)	31,989
Basic earnings per common share	$0.40	$(0.12)	$0.28
Diluted earnings per common share	$0.38	$(0.11)	$0.27

Six Months Ended June 30, 2015:
Rental revenues	$223,755	$(27,912)	$195,843
Total rental revenue	250,048	(27,912)	222,136
Total revenues	329,228	(27,912)	301,316
Net revenues	326,484	(27,912)	298,572
Income from operations	155,583	(27,912)	127,671
Income before income taxes	97,616	(27,912)	69,704
Net income	93,032	(27,912)	65,120
Basic earnings per common share	$0.81	$(0.24)	$0.57
Diluted earnings per common share	$0.78	$(0.23)	$0.55

Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Three Months Ended June 30, 2014:
Rental revenues	$107,298	$(10,016)	$97,282
Total rental revenue	119,744	(10,016)	109,728
Total revenues	162,281	(10,016)	152,265
Net revenues	160,786	(10,016)	150,770
Income from operations	77,374	(10,016)	67,358
Income before income taxes	48,934	(10,016)	38,918
Net income	47,012	(10,016)	36,996
Basic earnings per common share	$0.42	$(0.09)	$0.33
Diluted earnings per common share	$0.40	$(0.09)	$0.31

Six Months Ended June 30, 2014:
Rental revenues	$213,412	$(20,032)	$193,380
Total rental revenue	237,856	(20,032)	217,824
Total revenues	321,979	(20,032)	301,947
Net revenues	319,114	(20,032)	299,082
Income from operations	151,708	(20,032)	131,676
Income before income taxes	94,840	(20,032)	74,808
Net income	91,324	(20,032)	71,292
Basic earnings per common share	$0.82	$(0.18)	$0.64
Diluted earnings per common share	$0.78	$(0.17)	$0.61

Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Six Months Ended June 30, 2015:
Net income	$93,032	$(27,912)	$65,120
Straight-line rent adjustments	—	27,912	27,912

Six Months Ended June 30, 2014:
Net income	91,324	(20,032)	71,292
Straight-line rent adjustments	—	20,032	20,032

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both June 30, 2015 and December 31, 2014 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured and the interest rate approximates market rates for a similar instrument.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820 "Fair Value Measurements and Disclosures."

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,059	$31,059	$35,973	$35,973
Deferred compensation plan assets	15,031	15,031	14,280	14,280
Loan receivable	32,925	32,925	34,000	34,000
Financial liabilities:
Deferred compensation plan liabilities	15,118	15,118	14,369	14,369
Long-term debt
Senior unsecured credit facility	515,000	499,550	558,000	535,010
Senior notes	2,050,000	2,087,125	2,050,000	2,091,000

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three and six months ended June 30, 2015 and 2014, and comprehensive income for the three and six months ended June 30, 2015 and 2014 was equivalent to net income for those time periods.

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

As of June 30, 2015, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Lease.

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

Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the condensed consolidated statement of income as the Company has concluded it is the primary obligor.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Video lottery	$31,930	$33,651	$63,171	$67,032
Table game	4,881	5,350	9,691	10,290
Poker	320	448	648	882
Total gaming revenue, net of cash incentives	$37,131	$39,449	$73,510	$78,204

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Food and beverage	$1,346	$1,484	$2,723	$2,845
Other	11	11	21	20
Total promotional allowances	$1,357	$1,495	$2,744	$2,865

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Food and beverage	$576	$720	$1,172	$1,437
Other	4	4	7	7
Total cost of complimentary services	$580	$724	$1,179	$1,444

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville, the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and six months ended June 30, 2015, these expenses, which are recorded within gaming expense in the condensed consolidated statements of income, totaled $15.8 million and $30.8 million, respectively, as compared to $17.9 million and $35.2 million for the three and six months ended June 30, 2014, respectively.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share." Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. In accordance with ASC 260 "Earnings per Share", the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	114,330	111,921	114,000	111,561
Assumed conversion of dilutive employee stock-based awards	4,376	5,579	4,322	5,922
Assumed conversion of restricted stock	163	157	193	261
Assumed conversion of performance-based restricted stock awards	518	74	522	40
Diluted weighted-average common shares outstanding	119,387	117,731	119,037	117,784

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, expect per share data)
	(As restated)	(As restated)	(As restated)	(As restated)
Calculation of basic EPS:
Net income	$31,989	$36,996	$65,120	$71,292
Less: Net income allocated to participating securities	(131)	(152)	(267)	(294)
Net income attributable to common shareholders	$31,858	$36,844	$64,853	$70,998
Weighted-average common shares outstanding	114,330	111,921	114,000	111,561
Basic EPS	$0.28	$0.33	$0.57	$0.64

Calculation of diluted EPS:
Net income	$31,989	$36,996	$65,120	$71,292
Diluted weighted-average common shares outstanding	119,387	117,731	119,037	117,784
Diluted EPS	$0.27	$0.31	$0.55	$0.61

There were no outstanding options to purchase shares of common stock during the three months ended June 30, 2015 that were not included in the computation of diluted EPS because of being antidilutive. Options to purchase 7,269 shares were outstanding during the six months ended June 30, 2015 but were not included in the computation of diluted EPS because of being antidilutive. Options to purchase 109,714 shares were outstanding during the three months ended June 30, 2014 but were not included in the computation of diluted EPS because of being antidilutive. There were no outstanding options to purchase shares of common stock during the six months ended June 30, 2014 that were not included in the computation of diluted EPS because of being antidilutive.

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

In connection with the Spin-Off, each outstanding option with respect to Penn common stock outstanding on the distribution date was converted into two awards, an adjusted Penn option and a GLPI option. The adjustment preserved the aggregate intrinsic value of the options. Additionally, in connection with the Spin-Off, holders of outstanding restricted stock and PSUs with respect to Penn common stock became entitled to an additional share of restricted stock or PSU with respect to GLPI common stock for each share of Penn restricted stock or PSU held.

The adjusted options, as well as the restricted stock awards and PSUs, otherwise remain subject to their original terms, except that for purposes of the adjusted Penn awards (including in determining exercisability and the post-termination exercise period), continued service with GLPI following the distribution date shall be deemed continued service with Penn; and for purposes of the GLPI awards (including in determining exercisability and the post-termination exercise period), continued service with Penn following the distribution date shall be deemed continued service with GLPI.

The unrecognized compensation relating to both Penn and GLPI’s stock options, restricted stock awards, performance-based restricted stock awards and PSUs held by GLPI employees will be amortized to expense over the awards’ remaining vesting periods.
As of June 30, 2015, there was $1.3 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 0.51 years. For the three and six months ended June 30, 2015, the Company recognized $0.7 million and $1.4 million, respectively, of compensation expense associated with these awards, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2014, respectively. In addition, the Company also recognized $2.9 million and $5.8 million of compensation expense for the three and six months ended June 30, 2015, respectively, relating to each of the 2015 first and second quarter $0.545 per share dividends paid on vested employee stock options. During the three and six months ended June 30, 2014, the Company recognized $3.2 million and $6.5 million of compensation expense, relating to each of the 2014 first and second quarter $0.52 per share dividends paid on vested employee stock options.

As of June 30, 2015, there was $11.3 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 2.02 years. For the three and six months ended June 30, 2015, the Company recognized $1.5 million and $2.9 million, respectively, of compensation expense associated with these awards, compared to $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

The following table contains information on restricted stock award activity for the six months ended June 30, 2015:

Number of Award Shares
Outstanding at December 31, 2014	468,841
Granted	164,612
Released	(157,918)
Canceled	(6,628)
Outstanding at June 30, 2015	468,907

Performance-based restricted stock awards have three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index.  As of June 30, 2015, there was $14.9 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 2.04 years for performance-based restricted stock awards.  For the three and six months ended June 30, 2015, the Company recognized $2.0 million and $4.2 million, respectively, of compensation expense associated with these awards, compared to $0.7 million for both the three and six months ended June 30, 2014.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2015:

Number of Performance-Based Award Shares
Outstanding at December 31, 2014	543,556
Granted	548,000
Released	—
Canceled	—
Outstanding at June 30, 2015	1,091,556

As of June 30, 2015, there was $4.3 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards remaining weighted average vesting period of 1.59 years. For the three and six months ended June 30, 2015, the Company recognized $1.1 million and $2.9 million, respectively of compensation expense associated with these awards, compared to $0.7 million and $1.1 million for the three and six months ended June 30, 2014, respectively. In addition, the Company also recognized $57 thousand and $0.1 million, respectively, for the three and six months ended June 30, 2015, relating to the 2015 first and second quarter $0.545 per share dividends paid on unvested PSUs. For the three and six months ended June 30, 2014, the Company recognized $0.1 million and $0.5 million, respectively, relating to the Purging Distribution dividend and the 2014 first and second quarter $0.52 per share dividends paid on unvested PSUs.

Upon the declaration of the Purging Distribution, GLPI options were adjusted in a manner that preserved both the pre-distribution intrinsic value of the options and the pre-distribution ratio of the stock price to exercise price that existed immediately before the Purging Distribution. Additionally, upon declaration of the Purging Distribution, holders of GLPI PSUs were credited with the special dividend, which will accrue and be paid, if applicable, on the vesting date of the related PSU. Holders of GLPI restricted stock were entitled to receive the special dividend with respect to such restricted stock on the same date or dates that the special dividend was payable on GLPI common stock to shareholders of GLPI generally.

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

5.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of June 30, 2015, principal and interest payments have reduced the balance of this loan to $32.9 million. As of March 31, 2015, Casino Queen is obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. The collectability of the remaining loan balance is reasonably assured, and it is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period of receipt. GLPI leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Lease, resulting in approximately $14.0 million in annual rent. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

6.              Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Land and improvements	$454,044	$454,181
Building and improvements	2,288,664	2,288,664
Construction in progress	5,777	2,576
Total real estate investments	2,748,485	2,745,421
Less accumulated depreciation	(613,148)	(565,297)
Real estate investments, net	$2,135,337	$2,180,124

Construction in progress represents the Company's investment in its corporate headquarters building located in Wyomissing, Pennsylvania. The building is expected to be ready for occupancy in the second half of 2015.

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2015	December 31, 2014
	(in thousands)
Land and improvements	$31,595	$31,595
Building and improvements	117,070	116,867
Furniture, fixtures, and equipment	110,191	103,612
Construction in progress	1,602	724
Total property and equipment	260,458	252,798
Less accumulated depreciation	(125,717)	(118,770)
Property and equipment, net	$134,741	$134,028

The increase in furniture, fixtures, and equipment is primarily due to the purchase of slot machines at Hollywood Casino Perryville, totaling approximately $5.9 million for the six months ended June 30, 2015.

8.              Long-term Debt

Long-term debt is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Senior unsecured credit facility	$515,000	$558,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	1,439	1,487
Total long-term debt	2,566,439	2,609,487
Less current maturities of long-term debt	(100)	(81)
Long-term debt, net of current maturities	$2,566,339	$2,609,406

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2015 (in thousands):

Within one year	$100
2-3 years	215
4-5 years	1,065,236
Over 5 years	1,500,888
Total minimum payments	$2,566,439

Senior Unsecured Credit Facility

The Company has a one billion dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At June 30, 2015, the Credit Facility had a gross outstanding balance of $515.0 million, consisting of the $300.0 million Term Loan A facility and $215.0 million of borrowings under the revolving credit facility. Additionally, at June 30, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $484.1 million of available borrowing capacity under the revolving credit facility as of June 30, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2015, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

Each of the 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"); 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"); and 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes and 2020 Notes, the "Notes") contains covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2015, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

9.              Commitments and Contingencies

Litigation
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission.  On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company asserts claims that CCR has breached the agreements, with the Company seeking return of $10.0 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages.  The Company further seeks a declaration that a material adverse effect has occurred that excuses CCR from consummating the agreement.  The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
Although the Company intends to pursue its claims vigorously, there can be no assurance that the Company will prevail on any of the claims in the action, or, if the Company does prevail on one or more of the claims, of the amount of recovery that may be awarded to the Company for such claim(s). In addition, the timing and resolution of the claims set forth in the lawsuit are unpredictable and the Company is not able to currently predict any effect this suit may have on closing of the transaction.
Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn, and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. There can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are liable, we may be temporarily required to bear those losses.

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

10.              Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2015 and 2014:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348

2014
February 18, 2014	March 7, 2014	Common Stock	$0.52	First Quarter 2014	March 28, 2014	$58,008
May 30, 2014	June 12, 2014	Common Stock	$0.52	Second Quarter 2014	June 27, 2014	$58,207

In addition for the three and six months ended June 30, 2015, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.5 million and $1.1 million, respectively, as compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

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
Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn. In addition, cash distributions were made to or accrued for both GLPI restricted stock award holders and GLPI and Penn unvested employee stock options in the amount of $0.7 million for this one-time distribution.

11.       Segment Information

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2015, as restated				Three Months Ended June 30, 2014, as restated
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$111,238	$38,629	$—	$149,867	$109,728	$41,042	$—	$150,770
Income from operations	56,313	6,558	—	62,871	60,203	7,155	—	67,358
Interest, net	29,001	2,601	(2,602)	29,000	28,440	2,601	(2,601)	28,440
Income before income taxes	29,914	3,957	—	33,871	34,364	4,554	—	38,918
Income tax expense	186	1,696	—	1,882	—	1,922	—	1,922
Net income	29,728	2,261	—	31,989	34,364	2,632	—	36,996
Depreciation	24,393	3,224	—	27,617	23,292	3,057	—	26,349
Capital project expenditures, net of reimbursements	4,244	866	—	5,110	31,502	—	—	31,502
Capital maintenance expenditures	—	775	—	775	—	597	—	597

	Six Months Ended June 30, 2015, as restated				Six Months Ended June 30, 2014, as restated
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$222,136	$76,436	$—	$298,572	$217,824	$81,258	$—	$299,082
Income from operations	113,913	13,758	—	127,671	118,058	13,618	—	131,676
Interest, net	57,969	5,201	(5,203)	57,967	56,868	5,202	(5,202)	56,868
Income before income taxes	61,147	8,557	—	69,704	66,392	8,416	—	74,808
Income tax expense	996	3,588	—	4,584	—	3,516	—	3,516
Net income	60,151	4,969	—	65,120	66,392	4,900	—	71,292
Depreciation	48,786	6,242	—	55,028	46,733	6,138	—	52,871
Capital project expenditures, net of reimbursements	4,853	5,897	—	10,750	55,504	—	—	55,504
Capital maintenance expenditures	—	1,726	—	1,726	—	1,468	—	1,468

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

12.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash paid for income taxes (1)	$4,425	$10,711	$4,425	$24,632
Cash paid for interest	52,451	52,450	55,066	54,579

(1) For the three months ended June 30, 2014, amounts included a payment of $5.1 million directly to Penn for federal and state income tax liabilities incurred prior to the Spin-Off, which Penn was responsible for when they filed their 2013 returns. For the six months ended June 30, 2014, amounts primarily reflect 2013 extension payments while GLPI was still a subsidiary of Penn.

13.       Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania. The Company subsequently paid $189,000 and $228,000, respectively, to WPC during the three and six months ended June 30, 2015 in connection with construction costs WPC paid on the Company's behalf.

In connection with completion of construction of the building in The Wyomissing Professional Center Campus, the Company also entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. The Company paid or accrued $101,000 to the Construction Manager during the three and six months ended June 30, 2015.

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

Summarized financial information as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below. In preparation for the Company's potential use of an UPREIT structure, on January 1, 2015, all employees and associated assets and liabilities were transferred from GLPI to GLP Capital, L.P. As discussed in Note 2, this financial information has been restated to correct the Company's revenue recognition of percentage rents under the Master Lease with Penn National Gaming, Inc.

At June 30, 2015 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,999,046	$136,291	$—	$2,135,337
Property and equipment, used in operations, net	—	24,588	110,153	—	134,741
Cash and cash equivalents	—	3,722	27,337	—	31,059
Prepaid expenses	—	1,526	2,016	—	3,542
Deferred tax assets, current	—	—	1,847	—	1,847
Other current assets	—	51,620	2,986	—	54,606
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $13,666 at June 30, 2015	—	35,087	—	—	35,087
Loan receivable	—	—	32,925	—	32,925
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(215,313)	194,885	(4,577)	25,005	—
Deferred tax assets, non-current	—	—	1,308	—	1,308
Other assets	—	294	130	—	424
Total assets	$(215,313)	$2,504,363	$395,514	$(168,590)	$2,515,974

Liabilities
Accounts payable	$—	$2,202	$239	$—	$2,441
Accrued expenses	—	4,805	4,301	—	9,106
Accrued interest	—	17,514	—	—	17,514
Accrued salaries and wages	—	6,835	2,305	—	9,140
Gaming, property, and other taxes	—	27,340	2,796	—	30,136
Income taxes	—	(43)	272	—	229
Current maturities of long-term debt	—	100	—	—	100
Other current liabilities	—	15,118	1,332	—	16,450
Long-term debt, net of current maturities	—	2,566,339	—	—	2,566,339
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	79,466	—	—	79,466
Deferred tax liabilities, non-current	—	—	366	—	366
Total liabilities	—	2,719,676	205,206	(193,595)	2,731,287

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2015	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,413,073 shares issued at June 30, 2015	1,144	1,144	1,144	(2,288)	1,144
Additional paid-in capital	910,225	910,226	1,063,063	(1,973,289)	910,225
Retained (deficit) earnings	(1,126,682)	(1,126,683)	(873,899)	2,000,582	(1,126,682)
Total shareholders’ (deficit) equity	(215,313)	(215,313)	190,308	25,005	(215,313)
Total liabilities and shareholders’ (deficit) equity	$(215,313)	$2,504,363	$395,514	$(168,590)	$2,515,974

Six months ended June 30, 2015 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$188,843	$7,000	$—	$195,843
Real estate taxes paid by tenants	—	25,309	984	—	26,293
Total rental revenue	—	214,152	7,984	—	222,136
Gaming	—	—	73,510	—	73,510
Food, beverage and other	—	—	5,670	—	5,670
Total revenues	—	214,152	87,164	—	301,316
Less promotional allowances	—	—	(2,744)	—	(2,744)
Net revenues	—	214,152	84,420	—	298,572
Operating expenses
Gaming	—	—	39,287	—	39,287
Food, beverage and other	—	—	4,361	—	4,361
Real estate taxes	—	25,309	1,655	—	26,964
General and administrative	—	33,144	12,117	—	45,261
Depreciation	—	47,264	7,764	—	55,028
Total operating expenses	—	105,717	65,184	—	170,901
Income from operations	—	108,435	19,236	—	127,671

Other income (expenses)
Interest expense	—	(59,147)	—	—	(59,147)
Interest income	—	11	1,169	—	1,180
Intercompany dividends and interest	—	17,689	7,000	(24,689)	—
Total other expenses	—	(41,447)	8,169	(24,689)	(57,967)

Income before income taxes	—	66,988	27,405	(24,689)	69,704
Income tax expense	—	996	3,588	—	4,584
Net income	$—	$65,992	$23,817	$(24,689)	$65,120

Six months ended June 30, 2015 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$65,992	$23,817	$(24,689)	$65,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	47,264	7,764	—	55,028
Amortization of debt issuance costs	—	4,039	—	—	4,039
Losses on dispositions of property	—	46	21	—	67
Deferred income taxes	—	—	(1,537)	—	(1,537)
Stock-based compensation	—	8,505	—	—	8,505
Straight-line rent adjustments	—	27,912	—	—	27,912
Decrease (increase),
Prepaid expenses and other current assets	—	938	2,452	—	3,390
Other assets	—	(1)	(3)	—	(4)
Intercompany	—	2,244	(2,244)	—	—
(Decrease) increase,
Accounts payable	—	(694)	29	—	(665)
Accrued expenses	—	4,172	(405)	—	3,767
Accrued interest	—	(14)	—	—	(14)
Accrued salaries and wages	—	(3,178)	(263)	—	(3,441)
Gaming, property and other taxes	—	(973)	(16)	—	(989)
Income taxes	—	122	107	—	229
Other current and noncurrent liabilities	—	749	(87)	—	662
Net cash provided by (used in) operating activities	—	157,123	29,635	(24,689)	162,069
Investing activities
Capital project expenditures, net of reimbursements	—	(4,853)	(5,897)	—	(10,750)
Capital maintenance expenditures	—	—	(1,726)	—	(1,726)
Proceeds from sale of property and equipment	—	91	6	—	97
Principal payments on loan receivable	—	—	1,075	—	1,075
Other investing activities	—	(37)	—	—	(37)
Net cash used in investing activities	—	(4,799)	(6,542)	—	(11,341)
Financing activities
Dividends paid	(125,522)	—	—	—	(125,522)
Proceeds from exercise of options	12,928	—	—	—	12,928
Payments of long-term debt	—	(43,048)	—	—	(43,048)
Intercompany financing	109,951	(110,004)	(24,636)	24,689	—
Net cash (used in) provided by financing activities	(2,643)	(153,052)	(24,636)	24,689	(155,642)
Net decrease in cash and cash equivalents	(2,643)	(728)	(1,543)	—	(4,914)
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$3,722	$27,337	$—	$31,059

At December 31, 2014 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(190,541)	195,092	13,701	(18,252)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Income taxes	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	51,554	—	—	51,554
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,697,585	205,463	(192,097)	2,740,870

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,066,280)	(333,209)	(80,897)	414,106	(1,066,280)
Total shareholders’ (deficit) equity	(176,290)	(193,398)	211,650	(18,252)	(176,290)
Total liabilities and shareholders’ (deficit) equity	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Six months ended June 30, 2014 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$187,208	$6,172	$—	$193,380
Real estate taxes paid by tenants	—	23,528	916	—	24,444
Total rental revenue	—	210,736	7,088	—	217,824
Gaming	—	—	78,204	—	78,204
Food, beverage and other	—	—	5,919	—	5,919
Total revenues	—	210,736	91,211	—	301,947
Less promotional allowances	—	—	(2,865)	—	(2,865)
Net revenues	—	210,736	88,346	—	299,082
Operating expenses
Gaming	—	—	43,729	—	43,729
Food, beverage and other	—	—	5,055	—	5,055
Real estate taxes	—	23,528	1,751	—	25,279
General and administrative	27,145	1,442	11,885	—	40,472
Depreciation	901	44,437	7,533	—	52,871
Total operating expenses	28,046	69,407	69,953	—	167,406
Income from operations	(28,046)	141,329	18,393	—	131,676

Other income (expenses)
Interest expense	—	(58,082)	—	—	(58,082)
Interest income	—	—	1,214	—	1,214
Intercompany dividends and interest	357,979	19,087	362,189	(739,255)	—
Total other expenses	357,979	(38,995)	363,403	(739,255)	(56,868)

Income before income taxes	329,933	102,334	381,796	(739,255)	74,808
Income tax expense	—	—	3,516	—	3,516
Net income	$329,933	$102,334	$378,280	$(739,255)	$71,292

Six months ended June 30, 2014 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$329,933	$102,334	$378,280	$(739,255)	$71,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	901	44,437	7,533	—	52,871
Amortization of debt issuance costs	—	4,018	—	—	4,018
Losses on dispositions of property	—	—	159	—	159
Deferred income taxes	—	—	(1,919)	—	(1,919)
Stock-based compensation	5,087	—	—	—	5,087
Straight-line rent adjustments	—	20,032	—	—	20,032
Decrease (increase),
Prepaid expenses and other current assets	318	(16,415)	(2,419)	1,220	(17,296)
Other assets	(1,288)	—	(21)	—	(1,309)
Intercompany	(2,711)	(867)	3,578	—	—
Increase (decrease),	0	0		0
Accounts payable	7,320	1,089	(226)	—	8,183
Accrued expenses	(7,641)	880	401	—	(6,360)
Accrued interest	—	(565)	—	—	(565)
Accrued salaries and wages	880	—	(776)	—	104
Gaming, property and other taxes	50	6,252	1,668	—	7,970
Income taxes	(1,442)	(7,365)	(8,449)	(1,220)	(18,476)
Other current and noncurrent liabilities	1,216	—	1,214	—	2,430
Net cash provided by (used in) operating activities	332,623	153,830	379,023	(739,255)	126,221
Investing activities
Capital project expenditures, net of reimbursements	(1,586)	(53,918)	—	—	(55,504)
Capital maintenance expenditures	—	—	(1,468)	—	(1,468)
Proceeds from sale of property and equipment	—	—	6	—	6
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	7,000	—	7,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,586)	(53,918)	(178,192)	—	(233,696)
Financing activities
Dividends paid	(329,224)	—	—	—	(329,224)
Proceeds from exercise of options	17,463	—	—	—	17,463
Proceeds from issuance of long-term debt	—	208,000	—	—	208,000
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(54,999)	(491,524)	(192,732)	739,255	—
Net cash (used in) provided by financing activities	(366,760)	(315,830)	(192,732)	739,255	(136,067)
Net (decrease) increase in cash and cash equivalents	(35,723)	(215,918)	8,099	—	(243,542)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	$—	285,221
Cash and cash equivalents at end of period	$7,078	$5,177	$29,424	$—	$41,679

15.       Subsequent Events

On July 21, 2015, the Company announced that it had entered into a definitive agreement with Pinnacle to acquire, subject to the terms and conditions thereof, substantially all of Pinnacle's real estate assets in a series of transactions including a spin-off by Pinnacle of its gaming and other operating assets into a new publicly-traded company followed by a merger of Pinnacle with a wholly owned subsidiary of GLPI. The transaction consideration includes 0.85 shares of GLPI common stock to be issued in respect of each issued and outstanding share of Pinnacle common stock and certain Pinnacle equity awards. In addition, GLPI would assume $2.7 billion of Pinnacle's debt, which will be refinanced at closing. The Company also intends to issue additional equity, the proceeds of which will be used to fund transaction costs. The transaction is expected to close in early 2016.

On July 30, 2015, the Company declared its third quarter dividend of $0.545 per common share, payable on September 25, 2015 to shareholders of record on September 14, 2015.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities of Penn, and the real property associated with the Casino Queen. These facilities are geographically diversified across 12 states.

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

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn. See Note 10 for further details.

As of June 30, 2015, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a triple-net operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a triple-net basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions are similar to the Master Lease.

Additionally, in accordance with ASC 605, "Revenue Recognition" ("ASC 605"), the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as the Company believes it is the primary obligor.

Gaming revenue for our TRS Properties is derived primarily from gaming on slot machines and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties are derived from our dining, retail, and certain other ancillary activities.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $149.9 million and $62.9 million, respectively, for the three months ended June 30, 2015, compared to $150.8 million and $67.4 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $298.6 million and $127.7 million, respectively, for the six months ended June 30, 2015, compared to $299.1 million and $131.7 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, were:

•
Rental revenue of $111.2 million and $222.1 million, respectively, for the three and six months ended June 30, 2015, and $109.7 million and $217.8 million, respectively, for the three and six months ended June 30, 2014. Rental revenue increased by $1.5 million and $4.3 million, respectively, for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Master Lease in the third quarter of 2014, as well as the impact of the Penn rent escalator, pursuant to the Master Lease (effective November 1, 2014), partially offset by the closure of the Argosy Casino Sioux City in July 2014. Rental revenue included real estate taxes of $12.9 million and $26.3 million, respectively, for the three and six months ended June 30, 2015, and $12.4 million and $24.4 million, respectively, for the three and six months ended June 30, 2014. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income, as we have concluded we are the primary obligor under the Master Lease.

•
Gaming revenue decreased by $2.3 million and $4.7 million, respectively, for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, primarily due to decreased gaming revenues at Hollywood Casino Perryville, resulting from additional competition.

•
General and administrative expenses increased $4.2 million and $4.8 million, respectively, for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, primarily due to legal and consulting fees incurred by our GLP Capital segment related to the Pinnacle transaction discussed below.

•
Net income decreased by $5.0 million and $6.2 million, respectively, for the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segments:

GLP Capital

•
On July 21, 2015, the Company announced that it had entered into a definitive agreement with Pinnacle to acquire, subject to the terms and conditions thereof, substantially all of Pinnacle's real estate assets in a series of transactions including a spin-off by Pinnacle of its gaming and other operating assets into a new publicly-traded company followed by a merger of Pinnacle with a wholly owned subsidiary of GLPI. The transaction consideration includes 0.85 shares of GLPI common stock to be issued in respect of each issued and outstanding share of Pinnacle common stock and certain Pinnacle equity awards. In addition, GLPI would assume $2.7 billion of Pinnacle's debt, which will be refinanced at closing. The Company also intends to issue additional equity, the proceeds of which will be used to fund transaction costs. The transaction is expected to close in early 2016.

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

Although the Company intends to pursue its claims vigorously, there can be no assurance that the Company will prevail on any of the claims in the action, or, if the Company does prevail on one or more of the claims, of the amount of recovery that may be awarded to the Company for such claim(s). In addition, the timing and resolution of the claims set forth in the lawsuit are unpredictable and the Company is not able to currently predict any effect this suit may have on closing of the transaction.

•
Operations at both Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, our two joint development properties with Penn, commenced during the third quarter of 2014. Both properties were added to the Master Lease upon commencement of operations.

•
Operations at the Argosy Casino Sioux City, which was operated by Penn, ceased at the end of July 2014, as the result of a ruling of the Iowa Racing and Gaming Commission ("IRGC"). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court.

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

•
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. During the first half of 2015, Hollywood Casino Perryville directly purchased slot machines, and as a result its tax rate on gaming revenues derived from slot machines decreased from 67 percent to 61 percent effective April 1, 2015, resulting in a 2015 effective tax rate of 62.5 percent. Prior to Hollywood Casino Perryville's direct slot machine purchases, all slot machines were owned by the state. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The proposed $1.2 billion casino resort, which is expected to open in the second half of 2016, will adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the six months ended June 30, 2015.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Master Lease and accounts for a significant portion of our revenues. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities, such as those owned by Pinnacle, to lease to gaming operators under prudent terms, which may or may not include Penn.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues
Rental	$98,295	$97,282	$195,843	$193,380
Real estate taxes paid by tenants	12,943	12,446	26,293	24,444
Total rental revenue	111,238	109,728	222,136	217,824
Gaming	37,131	39,449	73,510	78,204
Food, beverage and other	2,855	3,088	5,670	5,919
Total revenues	151,224	152,265	301,316	301,947
Less promotional allowances	(1,357)	(1,495)	(2,744)	(2,865)
Net revenues	149,867	150,770	298,572	299,082
Operating expenses
Gaming	20,271	22,167	39,287	43,729
Food, beverage and other	2,177	2,509	4,361	5,055
Real estate taxes	13,209	12,856	26,964	25,279
General and administrative	23,722	19,531	45,261	40,472
Depreciation	27,617	26,349	55,028	52,871
Total operating expenses	86,996	83,412	170,901	167,406
Income from operations	$62,871	$67,358	$127,671	$131,676

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended June 30,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
GLP Capital	$111,238	$109,728	$56,313	$60,203
TRS Properties	38,629	41,042	6,558	7,155
Total	$149,867	$150,770	$62,871	$67,358

	Six Months Ended June 30,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
GLP Capital	$222,136	$217,824	$113,913	$118,058
TRS Properties	76,436	81,258	13,758	13,618
Total	$298,572	$299,082	$127,671	$131,676

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
	(As restated)	(As restated)	(As restated)	(As restated)
Net income	$31,989	$36,996	$65,120	$71,292
Losses from dispositions of property	66	1	67	159
Real estate depreciation	23,925	23,292	47,851	46,733
Funds from operations	$55,980	$60,289	$113,038	$118,184
Straight-line rent adjustments	13,956	10,016	27,912	20,032
Other depreciation	3,692	3,057	7,177	6,138
Amortization of debt issuance costs	2,019	2,011	4,039	4,018
Stock based compensation	4,111	3,136	8,505	5,087
Maintenance CAPEX	(775)	(597)	(1,726)	(1,468)
Adjusted funds from operations	$78,983	$77,912	$158,945	$151,991
Interest, net	29,000	28,440	57,967	56,868
Income tax expense	1,882	1,922	4,584	3,516
Maintenance CAPEX	775	597	1,726	1,468
Amortization of debt issuance costs	(2,019)	(2,011)	(4,039)	(4,018)
Adjusted EBITDA	$108,621	$106,860	$219,183	$209,825

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 is as follows:

	GLP Capital		TRS Properties
Three Months Ended June 30,	2015	2014	2015	2014
	(in thousands)
	(As restated)	(As restated)
Net income	$29,728	$34,364	$2,261	$2,632
Losses from dispositions of property	46	—	20	1
Real estate depreciation	23,925	23,292	—	—
Funds from operations	$53,699	$57,656	$2,281	$2,633
Straight-line rent adjustments	13,956	10,016	—	—
Other depreciation	468	—	3,224	3,057
Debt issuance costs amortization	2,019	2,011	—	—
Stock based compensation	4,111	3,136	—	—
Maintenance CAPEX	—	—	(775)	(597)
Adjusted funds from operations	$74,253	$72,819	$4,730	$5,093
Interest, net (1)	26,399	25,839	2,601	2,601
Income tax expense	186	—	1,696	1,922
Maintenance CAPEX	—	—	775	597
Debt issuance costs amortization	(2,019)	(2,011)	—	—
Adjusted EBITDA	$98,819	$96,647	$9,802	$10,213

	GLP Capital		TRS Properties
Six Months Ended June 30,	2015	2014	2015	2014
	(in thousands)
	(As restated)	(As restated)
Net income	$60,151	$66,392	$4,969	$4,900
Losses from dispositions of property	46	—	21	159
Real estate depreciation	47,851	46,733	—	—
Funds from operations	$108,048	$113,125	$4,990	$5,059
Straight-line rent adjustments	27,912	20,032	—	—
Other depreciation	935	—	6,242	6,138
Debt issuance costs amortization	4,039	4,018	—	—
Stock based compensation	8,505	5,087	—	—
Maintenance CAPEX	—	—	(1,726)	(1,468)
Adjusted funds from operations	$149,439	$142,262	$9,506	$9,729
Interest, net (1)	52,766	51,666	5,201	5,202
Income tax expense	996	—	3,588	3,516
Maintenance CAPEX	—	—	1,726	1,468
Debt issuance costs amortization	(4,039)	(4,018)	—	—
Adjusted EBITDA	$199,162	$189,910	$20,021	$19,915

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $5.2 million for both the three and six months ended June 30, 2015 and 2014.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $53.7 million, $74.3 million and $98.8 million, respectively, for the three months ended June 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $57.7 million, $72.8 million and $96.6 million, respectively, for the three months ended June 30, 2014. The decline in net income for our GLP Capital segment for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 was primarily driven by an increase in non-cash straight-line rent adjustments, which decreased our rental revenues for the three months ended June 30, 2015 by $14.0 million, as compared to $10.0 million for the three months ended June 30, 2014. The increase in deferred revenues in the three months ended June 30, 2015 as compared to the same period in the prior year related to the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014.

This decline in net income was also led by professional fees incurred for the Pinnacle transaction and The Meadows Racetrack and Casino litigation, as well as higher stock based compensation expense and interest expense, net, led by additional expense for performance-based restricted stock awards and higher borrowings outstanding under the revolver during the three months ended June 30, 2015. The changes described above led to lower FFO for our GLP Capital segment for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by a higher add-back of non-cash straight-line rent adjustments to our net income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, driven by the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $108.0 million, $149.4 million and $199.2 million, respectively, for the six months ended June 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $113.1 million, $142.3 million and $189.9 million, respectively, for the six months ended June 30, 2014. The decline in net income for our GLP Capital segment for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 was primarily related to an increase in non-cash straight-line rent adjustments, which decreased our rental revenues for the six months ended June 30, 2015 by $27.9 million, as compared to $20.0 million for the six months ended June 30, 2014. As described above, the increase in deferred revenues in the six months ended June 30, 2015 as compared to the same period in the prior year related to the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014. The changes described above led to lower FFO for our GLP Capital segment for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by a higher add-back of non-cash straight-line rent adjustments to our net income for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, driven by the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014.

Net income for our TRS Properties segment decreased by $0.4 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease in net income for our TRS Properties segment primarily resulted from lower gaming revenues at both Hollywood Casino Perryville and Hollywood Casino Baton Rouge, partially offset by lower gaming taxes at Hollywood Casino Perryville and lower gaming and food and beverage expenses at Hollywood Casino Baton Rouge. FFO, AFFO and Adjusted EBITDA for our TRS Properties segment each decreased by $0.4 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the decrease in net income described above. Results for our TRS Properties segment for the six months ended June 30, 2015 were relatively flat driven by decreased gaming revenues at Hollywood Casino Perryville and offset by lower gaming taxes at Hollywood Casino Perryville and flat performance at Hollywood Casino Baton Rouge, year over year.

Revenues

Revenues for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
	(As restated)	(As restated)
Total rental revenue	$111,238	$109,728	$1,510	1.4%
Gaming	37,131	39,449	(2,318)	(5.9)%
Food, beverage and other	2,855	3,088	(233)	(7.5)%
Total Revenues	151,224	152,265	(1,041)	(0.7)%
Less promotional allowances	(1,357)	(1,495)	138	9.2%
Net revenues	$149,867	$150,770	$(903)	(0.6)%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
	(As restated)	(As restated)
Total rental revenue	$222,136	$217,824	$4,312	2.0%
Gaming	73,510	78,204	(4,694)	(6.0)%
Food, beverage and other	5,670	5,919	(249)	(4.2)%
Total revenues	301,316	301,947	(631)	(0.2)%
Less promotional allowances	(2,744)	(2,865)	121	4.2%
Net revenues	$298,572	$299,082	$(510)	(0.2)%

Total rental revenue

For the three months ended June 30, 2015 and 2014, rental income was $111.2 million and $109.7 million, respectively, for our GLP Capital segment, which included $12.9 million and $12.4 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the six months ended June 30, 2015 and 2014, rental income was $222.1 million and $217.8 million, respectively, for our GLP Capital segment, which included $26.3 million and $24.4 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Rental revenue increased $1.5 million or 1.4% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the addition of the Dayton Raceway and Mahoning Valley Race Course facilities to the Master Lease during the second half of 2014, as well as the impact of the Penn rent escalator pursuant to the Master Lease (effective November 1, 2014), partially offset by the closure of the Argosy Casino Sioux City in July 2014. Rental revenue increased $4.3 million or 2.0% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily for the reasons described above.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $2.3 million, or 5.9%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $2.1 million decrease in gaming revenue at Hollywood Casino Perryville, resulting from additional competition. Gaming revenue for our TRS Properties segment decreased by $4.7 million, or 6.0%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to a $4.7 million decrease in gaming revenue at Hollywood Casino Perryville for the reason described above.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$20,271	$22,167	$(1,896)	(8.6)%
Food, beverage and other	2,177	2,509	(332)	(13.2)%
Real estate taxes	13,209	12,856	353	2.7%
General and administrative	23,722	19,531	4,191	21.5%
Depreciation	27,617	26,349	1,268	4.8%
Total operating expenses	$86,996	$83,412	$3,584	4.3%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$39,287	$43,729	$(4,442)	(10.2)%
Food, beverage and other	4,361	5,055	(694)	(13.7)%
Real estate taxes	26,964	25,279	1,685	6.7%
General and administrative	45,261	40,472	4,789	11.8%
Depreciation	55,028	52,871	2,157	4.1%
Total operating expenses	$170,901	$167,406	$3,495	2.1%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $1.9 million, or 8.6%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $1.6 million decrease in gaming expense at Hollywood Casino Perryville, resulting from lower gaming revenues and a decrease in the gaming tax rate on revenue generated by slot machines. Gaming expense for our TRS Properties segment decreased by $4.4 million, or 10.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a $4.0 million decrease in gaming expense at Hollywood Casino Perryville for the reasons described above. During the six months ended

June 30, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state.

Real estate taxes

Real estate taxes increased by $0.4 million, or 2.7%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the real estate taxes paid by Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, both of which commenced operations in the third quarter of 2014. For the same reason, real estate taxes increased by $1.7 million or 6.7%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

General and administrative expense

General and administrative expense increased by $4.2 million, or 21.5%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to professional fees incurred by our GLP Capital segment for the Pinnacle transaction and The Meadows Racetrack and Casino litigation. General and administrative expense increased by $4.8 million or 11.8%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, for the reasons described above.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Interest expense	$(29,585)	$(29,108)	$(477)	(1.6)%
Interest income	585	668	(83)	(12.4)%
Total other expenses	$(29,000)	$(28,440)	$(560)	(2.0)%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
Interest expense	$(59,147)	$(58,082)	$(1,065)	(1.8)%
Interest income	1,180	1,214	(34)	(2.8)%
Total other expenses	$(57,967)	$(56,868)	$(1,099)	(1.9)%

Interest expense

Interest expense increased by $0.5 million or 1.6% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to borrowings of $215 million under the revolving credit facility at June 30, 2015, as compared to borrowings of $176 million at June 30, 2014. For the same reason, interest expense increased by $1.1 million or 1.8% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Taxes

During both the three months ended June 30, 2015 and 2014, income tax expense was approximately $1.9 million. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 5.6% for the three months ended June 30, 2015, as compared to 4.9% for the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, income tax expense was approximately $4.6 million and $3.5 million, respectively. Our effective tax rate was 6.6% for the six months ended June 30, 2015, as compared to 4.7% for the six months ended June 30, 2014, driven by an adjustment for local income taxes in the first quarter of 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $162.1 million and $126.2 million, respectively, during the six months ended June 30, 2015 and 2014. The increase in net cash provided by operating activities of $35.8 million for the six months ended June 30, 2015 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $7.2 million, a decrease in cash paid to suppliers and vendors of $13.7 million, and a net decrease of $18.7 million related to cash paid for income taxes, which were higher in the prior year due to taxes related to the Spin-Off, partially offset by an increase in cash paid to employees of $3.3 million and an increase in cash paid for interest of $0.5 million. The increase in cash receipts collected from our customers/tenants for the six months ended June 30, 2015 compared to the corresponding period in the prior year was primarily due to the addition of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway to the Master Lease in the third quarter of 2014, partially offset by a decrease in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets.

Investing activities used net cash totaling $11.3 million and $233.7 million, respectively, for the six months ended June 30, 2015 and 2014.  Net cash used in investing activities for the six months ended June 30, 2015 included capital expenditures of $12.5 million, primarily related to $3.0 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $1.1 million made by Casino Queen on their five year term loan. Net cash used in investing activities for the six months ended June 30, 2014 included a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million, five year term loan to Casino Queen, less $7.0 million of principal payments on the loan, as well as capital expenditures of $57.0 million, primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

Financing activities used net cash of $155.6 million and $136.1 million, respectively, during the six months ended June 30, 2015 and 2014. Net cash used in financing activities for the six months ended June 30, 2015 included dividend payments of $125.5 million and repayments of long-term debt of $43.0 million, partially offset by proceeds from stock option exercises of $12.9 million. Net cash used in financing activities for the six months ended June 30, 2014 included dividend payments (including the Purging Distribution) of $329.2 million, partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $175.7 million and proceeds from stock options exercises of $17.5 million. The Company expects to issue both debt and equity securities related to the acquisition of the Pinnacle real estate assets announced on July 21, 2015 prior to the completion thereof, which the Company currently anticipates will occur, subject to the satisfaction of a number of closing conditions, in the first quarter of 2016.

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

Capital project expenditures were $10.8 million for the six months ended June 30, 2015 and primarily consisted of construction spend totaling $3.0 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's direct purchase of slot machines. During the six months ended June 30, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.9 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state. Capital project expenditures of $55.5 million for the six months ended June 30, 2014, were primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

During the six months ended June 30, 2015 and 2014, the TRS Properties spent approximately $1.7 million and $1.5 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a one billion dollar Credit Facility, consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At June 30, 2015, the Credit Facility had a gross outstanding balance of $515.0 million, consisting of the $300.0 million Term Loan A facility and $215.0 million of borrowings under the revolving credit facility. Additionally, at June 30, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $484.1 million of available borrowing capacity under the revolving credit facility as of June 30, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2015, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

The Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2015, the Company was in compliance with all required covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,566.4 million at June 30, 2015. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from three to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITS substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2015.

	07/01/15-06/30/16	07/01/16-06/30/17	07/01/17-06/30/18	07/01/18-06/30/19	07/01/19-07/30/20	Thereafter	Total	Fair Value at 6/30/2015
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$550,000	$—	$1,500,000	$2,050,000	$2,087,125
Average interest rate				4.38%		5.04%

Variable rate	$—	$—	$—	$515,000	$—	$—	$515,000	$499,550
Average interest rate (1)				4.07%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Prior to the filing of the Original Filing, the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015. Subsequent to this evaluation, as described below, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K/A. In addition, our proposed acquisition, subject to the terms and conditions thereof, of substantially all of Pinnacle's real estate announced on July 21, 2015 creates additional risks which could affect our business and financial results as discussed below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

We may not complete the acquisition of substantially all of Pinnacle’s real property assets within the time frame we anticipate or at all, which could have a negative effect on our business and our results of operations.
On July 20, 2015, we entered into a definitive agreement under which we will acquire substantially all of Pinnacle’s real property assets. In connection with the acquisition, Pinnacle has agreed that it will effect the separation of its real property assets and gaming and other operating assets and effect a pro rata distribution to its stockholders of common stock representing a 100% interest in a newly formed public company that will own Pinnacle’s gaming operating assets and other specified assets (the “ Spin-Off”). Immediately following the Spin-Off, we will acquire substantially all of Pinnacle’s real property assets through the merger of Pinnacle with and into one of our wholly-owned subsidiaries.
The acquisition is subject to a number of closing conditions, such as the approval of holders of a majority of the outstanding shares of Pinnacle common stock; the approval of the issuance of shares of our common stock as merger consideration by a majority vote of the holders of our common stock; the absence of any governmental order or law prohibiting the consummation of the transactions, including the Spin-Off; the effectiveness of the registration statement for our common stock to be issued as merger consideration; the effectiveness of the Spin-Off registration statement and completion of the Spin-Off, and the receipt of the required anti-trust and other regulatory approvals. These conditions may not be satisfied or may take longer than expected to be satisfied. The transaction is also subject to other risks and uncertainties.
We have already devoted substantial time and resources and incurred substantial costs in connection with the transaction, many of which must be paid even if the acquisition is not completed. In addition, we will generally be obligated to pay a termination fee of $150 million to Pinnacle if the acquisition is terminated because the required regulatory approvals were not obtained. We also could be required to pay an expense reimbursement fee of up to $20 million to Pinnacle if the acquisition is terminated because our shareholders fail to approve the issuance of our common stock in connection with the merger. The payment of any of these costs could have an adverse effect on our financial condition, results of operations or cash flows.
We cannot provide any assurance that the acquisition will be completed or that there will not be a delay in the completion of the acquisition. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
If the acquisition of substantially all of Pinnacle’s real property assets is completed, we may not achieve the intended benefits and the acquisition may disrupt our current plans or operations.
There can be no assurance that we will be able to successfully integrate Pinnacle’s real property assets or otherwise realize the expected benefits of the acquisition. Following the completion of the acquisition, we will have significant financial exposure to Pinnacle’s performance of its contractual obligations to us, and adverse changes in Pinnacle’s business or finances, over which we will have no control other than the limited contractual protections afforded to us as a landlord, could adversely affect us. We also may not be able to finance the acquisition on attractive terms, which could result in increased costs, substantial dilution to our shareholders and have an adverse effect on our financial condition, results of operations or cash flows. In addition, our business may be negatively impacted following the acquisition if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management following the acquisition and may divert attention from the day-to-day operations of the combined business. Additionally, consummating the acquisition could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2015.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the six months ended June 30, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the six months ended June 30, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith