Form 10-Q
period 2015-09-30
Gaming & Leisure Properties, Inc.
filed 2015-11-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of November 4, 2015
Common Stock, par value $.01 per share	115,181,553

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(As restated, see Note 2)
Assets
Real estate investments, net	$2,113,382	$2,180,124
Property and equipment, used in operations, net	131,916	134,028
Cash and cash equivalents	42,740	35,973
Prepaid expenses	7,519	7,900
Deferred tax assets, current	1,799	2,015
Other current assets	60,837	45,254
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $17,057 and $9,327 at September 30, 2015 and December 31, 2014, respectively	38,083	39,126
Loan receivable	32,388	34,000
Deferred tax assets, non-current	1,968	679
Other assets	385	383
Total assets	$2,516,115	$2,564,580

Liabilities
Accounts payable	$2,637	$4,409
Accrued expenses	8,973	5,339
Accrued interest	42,533	17,528
Accrued salaries and wages	11,679	12,581
Gaming, property, and other taxes	36,231	22,741
Current maturities of long-term debt	101	81
Other current liabilities	15,474	15,788
Long-term debt, net of current maturities	2,541,313	2,609,406
Deferred rental revenue	93,423	51,554
Deferred tax liabilities, non-current	337	1,443
Total liabilities	2,752,701	2,740,870

Shareholders’ deficit

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,668,312 and 112,981,088 shares issued at September 30, 2015 and December 31, 2014, respectively)	1,147	1,130
Additional paid-in capital	918,668	888,860
Retained deficit	(1,156,401)	(1,066,280)
Total shareholders’ deficit	(236,586)	(176,290)
Total liabilities and shareholders’ deficit	$2,516,115	$2,564,580

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As restated, see Note 2)		(As restated, see Note 2)
Revenues
Rental	$97,754	$96,437	$293,597	$289,817
Real estate taxes paid by tenants	13,778	12,512	40,071	36,956
Total rental revenue	111,532	108,949	333,668	326,773
Gaming	34,915	36,473	108,425	114,677
Food, beverage and other	2,794	3,015	8,464	8,934
Total revenues	149,241	148,437	450,557	450,384
Less promotional allowances	(1,449)	(1,531)	(4,193)	(4,396)
Net revenues	147,792	146,906	446,364	445,988

Operating expenses
Gaming	19,357	20,504	58,644	64,233
Food, beverage and other	2,128	2,471	6,489	7,526
Real estate taxes	14,174	12,929	41,138	38,208
General and administrative	19,285	17,743	64,546	58,215
Depreciation	27,557	26,526	82,585	79,397
Total operating expenses	82,501	80,173	253,402	247,579
Income from operations	65,291	66,733	192,962	198,409

Other income (expenses)
Interest expense	(31,226)	(29,378)	(90,373)	(87,460)
Interest income	581	623	1,761	1,837
Total other expenses	(30,645)	(28,755)	(88,612)	(85,623)

Income before income taxes	34,646	37,978	104,350	112,786
Income tax expense	1,417	665	6,001	4,181
Net income	$33,229	$37,313	$98,349	$108,605

Earnings per common share:
Basic earnings per common share	$0.29	$0.33	$0.86	$0.97
Diluted earnings per common share	$0.28	$0.32	$0.83	$0.92

Dividends paid per common share	$0.55	$0.52	$1.64	$1.56

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2014 (As restated, see Note 2)	112,981,088	$1,130	$888,860	$(1,066,280)	$(176,290)
Stock option activity	1,585,735	16	21,479	—	21,495
Restricted stock activity	101,489	1	8,329	—	8,330
Dividends paid	—	—	—	(188,470)	(188,470)
Net income	—	—	—	98,349	98,349
Balance, September 30, 2015	114,668,312	$1,147	$918,668	$(1,156,401)	$(236,586)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2015	2014
		(As restated, see Note 2)
Operating activities
Net income	$98,349	$108,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,585	79,397
Amortization of debt issuance costs	7,730	6,038
Losses on dispositions of property	89	13
Deferred income taxes	(2,179)	(3,145)
Stock-based compensation	12,658	8,623
Straight-line rent adjustments	41,869	30,921
(Increase), decrease
Prepaid expenses and other current assets	(1,026)	(7,675)
Other assets	(2)	(1,237)
Increase, (decrease)
Accounts payable	16	(1,480)
Accrued expenses	3,634	(7,584)
Accrued interest	25,005	24,360
Accrued salaries and wages	(902)	324
Gaming, property and other taxes	(687)	602
Income taxes	—	(19,113)
Other current and noncurrent liabilities	(314)	2,358
Net cash provided by operating activities	266,825	221,007
Investing activities
Capital project expenditures, net of reimbursements	(13,699)	(124,526)
Capital maintenance expenditures	(2,108)	(2,109)
Proceeds from sale of property and equipment	117	159
Funding of loan receivable	—	(43,000)
Principal payments on loan receivable	1,613	8,000
Acquisition of real estate	—	(140,730)
Net cash used in investing activities	(14,077)	(302,206)
Financing activities
Dividends paid	(188,470)	(388,678)
Proceeds from exercise of options	17,250	20,296
Proceeds from issuance of long-term debt	—	228,000
Financing costs	(6,688)	(306)
Payments of long-term debt	(68,073)	(32,000)
Net cash used in financing activities	(245,981)	(172,688)
Net increase (decrease) in cash and cash equivalents	6,767	(253,887)
Cash and cash equivalents at beginning of period	35,973	285,221
Cash and cash equivalents at end of period	$42,740	$31,334

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. As described in Note 2, the Company restated its financial statements for the years ended December 31, 2014 and 2013, related to a non-cash adjustment to the Company's revenue recognition related to its Master Lease with Penn. The 10-K/A was filed concurrently with this Form 10-Q. The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

2. Restatement of Financial Statements

The restatement of the Company's historical financial statements relates to the Company's revenue recognition of percentage rents received from its tenant, Penn National Gaming, Inc., under the Master Lease Agreement. Previously, management concluded that the portion of the rent under the Master Lease classified as percentage rent and subject to re-sets every five years should be recognized as revenue as received during the first five years of the lease when such rent was known. Management has now concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewals terms.

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

The primary effect of the adjustments was to reduce rental revenues by $10.9 million and $30.9 million during the three and nine months ended September 30, 2014, respectively. An increase to deferred rental revenue of the same amount was recorded on the Company's consolidated balance sheets during the respective periods, resulting in deferred rental revenue of $93.4 million and $51.6 million at September 30, 2015 and December 31, 2014, respectively.

The historical condensed consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The restatement has been set forth, for the periods presented, in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 which the Company has filed concurrently with this Form 10-Q.

The following is a summary of the effect of the restatement on (i) the Company's condensed consolidated balance sheet at December 31, 2014 (ii) the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and (iii) the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders' deficit for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders' deficit is reflected below in the balance sheet summary.

Condensed Consolidated Balance Sheets
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated

December 31, 2014:
Deferred rental revenue	$—	$51,554	$51,554
Total liabilities	2,689,316	51,554	2,740,870
Retained deficit	(1,014,726)	(51,554)	(1,066,280)
Total shareholders' deficit	(124,736)	(51,554)	(176,290)

Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Three Months Ended September 30, 2014:
Rental revenues	$107,326	$(10,889)	$96,437
Total rental revenue	119,838	(10,889)	108,949
Total revenues	159,326	(10,889)	148,437
Net revenues	157,795	(10,889)	146,906
Income from operations	77,622	(10,889)	66,733
Income before income taxes	48,867	(10,889)	37,978
Income tax (benefit) expense	(1,035)	1,700	665
Net income	49,902	(12,589)	37,313
Basic earnings per common share	$0.44	$(0.11)	$0.33
Diluted earnings per common share	$0.42	$(0.10)	$0.32

Nine Months Ended September 30, 2014:
Rental revenues	$320,738	$(30,921)	$289,817
Total rental revenue	357,694	(30,921)	326,773
Total revenues	481,305	(30,921)	450,384
Net revenues	476,909	(30,921)	445,988
Income from operations	229,330	(30,921)	198,409
Income before income taxes	143,707	(30,921)	112,786
Income tax expense	2,481	1,700	4,181
Net income	141,226	(32,621)	108,605
Basic earnings per common share	$1.26	$(0.29)	$0.97
Diluted earnings per common share	$1.20	$(0.28)	$0.92

Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	As Previously Reported	Adjustments	As Restated
Nine Months Ended September 30, 2014:
Net income	$141,226	$(32,621)	$108,605
Straight-line rent adjustments	—	30,921	30,921
Income taxes	(20,813)	1,700	(19,113)

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both September 30, 2015 and December 31, 2014 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,740	$42,740	$35,973	$35,973
Deferred compensation plan assets	14,070	14,070	14,280	14,280
Loan receivable	32,388	32,388	34,000	34,000
Financial liabilities:
Deferred compensation plan liabilities	14,146	14,146	14,369	14,369
Long-term debt
Senior unsecured credit facility	490,000	467,362	558,000	535,010
Senior notes	2,050,000	2,051,625	2,050,000	2,091,000

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three and nine months ended September 30, 2015 and 2014, and comprehensive income for the three and nine months ended September 30, 2015 and 2014 was equivalent to net income for those time periods.

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

As of September 30, 2015, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Master Lease. The obligations under the Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Lease.

The rent structure under the Master Lease with Penn includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Master Lease with Penn are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Video lottery	$30,053	$31,593	$93,224	$98,625
Table game	4,584	4,496	14,275	14,786
Poker	278	384	926	1,266
Total gaming revenue, net of cash incentives	$34,915	$36,473	$108,425	$114,677

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Food and beverage	$1,427	$1,522	$4,150	$4,367
Other	22	9	43	29
Total promotional allowances	$1,449	$1,531	$4,193	$4,396

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Food and beverage	$578	$711	$1,750	$2,147
Other	12	3	19	10
Total cost of complimentary services	$590	$714	$1,769	$2,157

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville, the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and nine months ended September 30, 2015, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $15.1 million and $45.8 million, respectively, as compared to $16.7 million and $51.9 million for the three and nine months ended September 30, 2014, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	114,540	112,377	114,182	111,836
Assumed conversion of dilutive employee stock-based awards	3,696	5,098	4,112	5,642
Assumed conversion of restricted stock	150	150	178	225
Assumed conversion of performance-based restricted stock awards	377	9	420	6
Diluted weighted-average common shares outstanding	118,763	117,634	118,892	117,709

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, expect per share data)
		(As restated)		(As restated)
Calculation of basic EPS:
Net income	$33,229	$37,313	$98,349	$108,605
Less: Net income allocated to participating securities	(135)	(155)	(399)	(453)
Net income attributable to common shareholders	$33,094	$37,158	$97,950	$108,152
Weighted-average common shares outstanding	114,540	112,377	114,182	111,836
Basic EPS	$0.29	$0.33	$0.86	$0.97

Calculation of diluted EPS:
Net income	$33,229	$37,313	$98,349	$108,605
Diluted weighted-average common shares outstanding	118,763	117,634	118,892	117,709
Diluted EPS	$0.28	$0.32	$0.83	$0.92

 There were 24,783 and 13,877 outstanding options to purchase shares of common stock during the three and nine months ended September 30, 2015, respectively, that were not included in the computation of diluted EPS because of being antidilutive. Options to purchase 17,158 and 12,155 shares were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted EPS because of being antidilutive.

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

As of September 30, 2015, there was $0.6 million of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 0.26 years. For the three and nine months ended September 30, 2015, the Company recognized $0.7 million and $2.1 million, respectively, of compensation expense associated with these awards, compared to $1.5 million and $4.3 million for the three and nine months ended September 30, 2014, respectively. In addition, the Company also recognized $2.9 million and $8.7 million of compensation expense for the three and nine months ended September 30, 2015, respectively, relating to each of the 2015 first, second, and third quarter $0.545 per share dividends paid on vested employee stock options. During the three and nine months ended September 30, 2014, the Company recognized $3.2 million and $9.7 million of compensation expense, relating to each of the 2014 first, second, and third quarter $0.52 per share dividends paid on vested employee stock options.

As of September 30, 2015, there was $9.9 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 1.78 years. For the three and nine months ended September 30, 2015, the Company recognized $1.5 million and $4.4 million, respectively, of compensation expense associated with these awards, compared to $1.1 million and $2.6 million for the three and nine months ended September 30, 2014, respectively.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2015:

Number of Award Shares
Outstanding at December 31, 2014	468,841
Granted	164,612
Released	(160,067)
Canceled	(7,884)
Outstanding at September 30, 2015	465,502

Performance-based restricted stock awards have a three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index.  As of September 30, 2015, there was $12.9 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 1.81 years for performance-based restricted stock awards.  For the three and nine months ended September 30, 2015, the Company recognized $2.0 million and $6.2 million, respectively, of compensation expense associated with these awards, compared to $1.1 million and $1.8 million for the three and nine months ended September 30, 2014.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2015:

Number of Performance-Based Award Shares
Outstanding at December 31, 2014	543,556
Granted	548,000
Released	—
Canceled	—
Outstanding at September 30, 2015	1,091,556

As of September 30, 2015, there was $2.9 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards remaining weighted average vesting period of 1.50 years. For the three and nine months ended September 30, 2015, the Company recognized $0.2 million and $3.1 million, respectively of compensation expense associated with these awards, compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. In addition, the Company also recognized $63 thousand and $0.2 million, respectively, for the three and nine months ended September 30, 2015, relating to the 2015 first, second, and third quarter $0.545 per share dividends paid on unvested PSUs. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $0.6 million, respectively, relating to the Purging Distribution dividend and the 2014 first, second, and third quarter $0.52 per share dividends paid on unvested PSUs.

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

5.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. As of September 30, 2015, principal and interest payments have reduced the balance of this loan to $32.4 million. As of March 31, 2015, Casino Queen is obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. The collectability of the remaining loan balance is reasonably assured, and as of September 30, 2015 the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan balance. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period of receipt. GLPI leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Lease, resulting in approximately $14.0 million in annual rent. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

6.              Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Land and improvements	$454,014	$454,181
Building and improvements	2,288,664	2,288,664
Construction in progress	7,719	2,576
Total real estate investments	2,750,397	2,745,421
Less accumulated depreciation	(637,015)	(565,297)
Real estate investments, net	$2,113,382	$2,180,124

Construction in progress represents the Company's investment in its corporate headquarters building located in Wyomissing, Pennsylvania. The Company relocated to the new corporate headquarters building at the beginning of the fourth quarter of 2015 and has accordingly transferred the balance from construction in progress to the appropriate fixed asset accounts.

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2015	December 31, 2014
	(in thousands)
Land and improvements	$31,710	$31,595
Building and improvements	117,259	116,867
Furniture, fixtures, and equipment	110,657	103,612
Construction in progress	1,590	724
Total property and equipment	261,216	252,798
Less accumulated depreciation	(129,300)	(118,770)
Property and equipment, net	$131,916	$134,028

The increase in furniture, fixtures, and equipment is primarily due to the purchase of slot machines at Hollywood Casino Perryville, totaling approximately $5.9 million for the nine months ended September 30, 2015.

8.              Long-term Debt

Long-term debt is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Senior unsecured credit facility	$490,000	$558,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	1,414	1,487
Total long-term debt	2,541,414	2,609,487
Less current maturities of long-term debt	(101)	(81)
Long-term debt, net of current maturities	$2,541,313	$2,609,406

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2015 (in thousands):

Within one year	$101
2-3 years	217
4-5 years	1,040,239
Over 5 years	1,500,857
Total minimum payments	$2,541,414

Senior Unsecured Credit Facility

The Company has a one billion dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At September 30, 2015, the Credit Facility had a gross outstanding balance of $490.0 million, consisting of the $300.0 million Term Loan A facility and $190.0 million of borrowings under the revolving credit facility. Additionally, at September 30, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $509.1 million of available borrowing capacity under the revolving credit facility as of September 30, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2015, the Company was in compliance with all required covenants under the Credit Facility.

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

At September 30, 2015, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

9.              Commitments and Contingencies

Litigation
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission.  On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company asserts claims that CCR has breached the agreements, with the Company seeking return of $10.0 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages.  The Company further seeks a declaration that a material adverse effect has occurred that excuses the Company from consummating the agreement.  The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.
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

10.              Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2015 and 2014:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348
July 30, 2015	September 14, 2015	Common Stock	$0.545	Third Quarter 2015	September 25, 2015	$62,456

2014
February 18, 2014	March 7, 2014	Common Stock	$0.52	First Quarter 2014	March 28, 2014	$58,008
May 30, 2014	June 12, 2014	Common Stock	$0.52	Second Quarter 2014	June 27, 2014	$58,207
September 3, 2014	September 15, 2014	Common Stock	$0.52	Third Quarter 2014	September 26, 2014	$58,464

In addition for the three and nine months ended September 30, 2015, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.5 million and $1.6 million, respectively, as compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2014, respectively.

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

11.       Segment Information

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014, as restated
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$111,532	$36,260	$—	$147,792	$108,956	$37,950	$—	$146,906
Income from operations	59,896	5,395	—	65,291	61,399	5,334	—	66,733
Interest, net	30,646	2,600	(2,601)	30,645	28,757	2,600	(2,602)	28,755
Income before income taxes	31,851	2,795	—	34,646	35,244	2,734	—	37,978
Income tax expense	225	1,192	—	1,417	209	456	—	665
Net income	31,626	1,603	—	33,229	35,035	2,278	—	37,313
Depreciation	24,337	3,220	—	27,557	23,472	3,054	—	26,526
Capital project expenditures, net of reimbursements	2,949	—	—	2,949	69,022	—	—	69,022
Capital maintenance expenditures	—	382	—	382	—	641	—	641

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014, as restated
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$333,668	$112,696	$—	$446,364	$326,780	$119,208	$—	$445,988
Income from operations	173,809	19,153	—	192,962	179,457	18,952	—	198,409
Interest, net	88,615	7,801	(7,804)	88,612	85,625	7,802	(7,804)	85,623
Income before income taxes	92,998	11,352	—	104,350	101,636	11,150	—	112,786
Income tax expense	1,221	4,780	—	6,001	209	3,972	—	4,181
Net income	91,777	6,572	—	98,349	101,427	7,178	—	108,605
Depreciation	73,123	9,462	—	82,585	70,205	9,192	—	79,397
Capital project expenditures, net of reimbursements	7,802	5,897	—	13,699	124,526	—	—	124,526
Capital maintenance expenditures	—	2,108	—	2,108	—	2,109	—	2,109

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

12.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash paid for income taxes, net of refunds received (1)	$3,009	$2,286	$7,434	$26,918
Cash paid for interest	2,491	2,409	57,557	56,988

(1) For the nine months ended September 30, 2014, amounts primarily reflect 2013 extension payments while GLPI was still a subsidiary of Penn and also included a payment of $5.1 million directly to Penn for federal and state income tax liabilities incurred prior to the Spin-Off, which Penn was responsible for when they filed their 2013 returns.

13.       Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania. The Company subsequently paid $153,000 and $381,000, respectively, to WPC during the three and nine months ended September 30, 2015 in connection with construction costs WPC paid on the Company's behalf.

In connection with completion of construction of the building in The Wyomissing Professional Center Campus, the Company also entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. The Company paid or accrued $67,000 and $154,000 to the Construction Manager during the three and nine months ended September 30, 2015, respectively.

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

Summarized financial information as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below. In preparation for the Company's potential use of an UPREIT structure, on January 1, 2015, all employees and associated assets and liabilities were transferred from GLPI to GLP Capital, L.P. As discussed in Note 2, the historical financial information presented below has been restated, primarily to correct the Company's revenue recognition of percentage rents under the Master Lease with Penn National Gaming, Inc.

At September 30, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,977,852	$135,530	$—	$2,113,382
Property and equipment, used in operations, net	—	24,610	107,306	—	131,916
Cash and cash equivalents	—	10,807	31,933	—	42,740
Prepaid expenses	—	4,731	1,993	795	7,519
Deferred tax assets, current	—	—	1,799	—	1,799
Other current assets	—	58,490	2,347	—	60,837
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $17,057 at September 30, 2015	—	38,083	—	—	38,083
Loan receivable	—	—	32,388	—	32,388
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(236,586)	196,086	(27,332)	67,832	—
Deferred tax assets, non-current	—	—	1,968	—	1,968
Other assets	—	256	129	—	385
Total assets	$(236,586)	$2,504,510	$373,159	$(124,968)	$2,516,115

Liabilities
Accounts payable	$—	$2,307	$330	$—	$2,637
Accrued expenses	—	4,504	4,469	—	8,973
Accrued interest	—	42,533	—	—	42,533
Accrued salaries and wages	—	9,101	2,578	—	11,679
Gaming, property, and other taxes	—	33,668	2,563	—	36,231
Income taxes	—	—	(795)	795	—
Current maturities of long-term debt	—	101	—	—	101
Other current liabilities	—	14,146	1,328	—	15,474
Long-term debt, net of current maturities	—	2,541,313	—	—	2,541,313
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	93,423	—	—	93,423
Deferred tax liabilities, non-current	—	—	337	—	337
Total liabilities	—	2,741,096	204,405	(192,800)	2,752,701

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2015	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 114,668,312 shares issued at September 30, 2015	1,147	1,147	1,147	(2,294)	1,147
Additional paid-in capital	918,668	918,669	1,071,506	(1,990,175)	918,668
Retained (deficit) earnings	(1,156,401)	(1,156,402)	(903,899)	2,060,301	(1,156,401)
Total shareholders’ (deficit) equity	(236,586)	(236,586)	168,754	67,832	(236,586)
Total liabilities and shareholders’ (deficit) equity	$(236,586)	$2,504,510	$373,159	$(124,968)	$2,516,115

Nine months ended September 30, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$283,097	$10,500	$—	$293,597
Real estate taxes paid by tenants	—	38,575	1,496	—	40,071
Total rental revenue	—	321,672	11,996	—	333,668
Gaming	—	—	108,425	—	108,425
Food, beverage and other	—	—	8,464	—	8,464
Total revenues	—	321,672	128,885	—	450,557
Less promotional allowances	—	—	(4,193)	—	(4,193)
Net revenues	—	321,672	124,692	—	446,364
Operating expenses
Gaming	—	—	58,644	—	58,644
Food, beverage and other	—	—	6,489	—	6,489
Real estate taxes	—	38,575	2,563	—	41,138
General and administrative	—	46,665	17,881	—	64,546
Depreciation	—	70,840	11,745	—	82,585
Total operating expenses	—	156,080	97,322	—	253,402
Income from operations	—	165,592	27,370	—	192,962

Other income (expenses)
Interest expense	—	(90,373)	—	—	(90,373)
Interest income	—	10	1,751	—	1,761
Intercompany dividends and interest	—	23,790	4,196	(27,986)	—
Total other expenses	—	(66,573)	5,947	(27,986)	(88,612)

Income before income taxes	—	99,019	33,317	(27,986)	104,350
Income tax expense	—	1,222	4,779	—	6,001
Net income	$—	$97,797	$28,538	$(27,986)	$98,349

Nine months ended September 30, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$97,797	$28,538	$(27,986)	$98,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	70,840	11,745	—	82,585
Amortization of debt issuance costs	—	7,730	—	—	7,730
Losses on dispositions of property	—	56	33	—	89
Deferred income taxes	—	—	(2,179)	—	(2,179)
Stock-based compensation	—	12,658	—	—	12,658
Straight-line rent adjustments	—	41,869	—	—	41,869
(Increase) decrease,
Prepaid expenses and other current assets	—	(2,831)	1,102	703	(1,026)
Other assets	—	—	(2)	—	(2)
Intercompany	—	2,467	(2,467)	—	—
(Decrease) increase,
Accounts payable	—	(104)	120	—	16
Accrued expenses	—	3,871	(237)	—	3,634
Accrued interest	—	25,005	—	—	25,005
Accrued salaries and wages	—	(912)	10	—	(902)
Gaming, property and other taxes	—	(951)	264	—	(687)
Income taxes	—	165	538	(703)	—
Other current and noncurrent liabilities	—	(223)	(91)	—	(314)
Net cash provided by (used in) operating activities	—	257,437	37,374	(27,986)	266,825
Investing activities
Capital project expenditures, net of reimbursements	—	(7,802)	(5,897)	—	(13,699)
Capital maintenance expenditures	—	—	(2,108)	—	(2,108)
Proceeds from sale of property and equipment	—	111	6	—	117
Principal payments on loan receivable	—	—	1,613	—	1,613
Net cash used in investing activities	—	(7,691)	(6,386)	—	(14,077)
Financing activities
Dividends paid	(188,470)	—	—	—	(188,470)
Proceeds from exercise of options	17,250	—	—	—	17,250
Financing costs	—	(6,688)	—	—	(6,688)
Payments of long-term debt	—	(68,073)	—	—	(68,073)
Intercompany financing	168,577	(168,628)	(27,935)	27,986	—
Net cash (used in) provided by financing activities	(2,643)	(243,389)	(27,935)	27,986	(245,981)
Net decrease in cash and cash equivalents	(2,643)	6,357	3,053	—	6,767
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$10,807	$31,933	$—	$42,740

At December 31, 2014 Condensed Consolidating Balance Sheet, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Deferred tax assets, current	—	—	2,015	—	2,015
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,327 at December 31, 2014	—	39,126	—	—	39,126
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(190,541)	195,092	13,701	(18,252)	—
Deferred tax assets, non-current	—	—	679	—	679
Other assets	256	—	127	—	383
Total assets	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Income taxes	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities	—	2,609,406	—	—	2,609,406
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	51,554	—	—	51,554
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,697,585	205,463	(192,097)	2,740,870

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,066,280)	(333,209)	(80,897)	414,106	(1,066,280)
Total shareholders’ (deficit) equity	(176,290)	(193,398)	211,650	(18,252)	(176,290)
Total liabilities and shareholders’ (deficit) equity	$(146,371)	$2,504,187	$417,113	$(210,349)	$2,564,580

Nine months ended September 30, 2014 Condensed Consolidating Statement of Operations, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$280,145	$9,672	$—	$289,817
Real estate taxes paid by tenants	—	35,516	1,440	—	36,956
Total rental revenue	—	315,661	11,112	—	326,773
Gaming	—	—	114,677	—	114,677
Food, beverage and other	7	—	8,927	—	8,934
Total revenues	7	315,661	134,716	—	450,384
Less promotional allowances	—	—	(4,396)	—	(4,396)
Net revenues	7	315,661	130,320	—	445,988
Operating expenses
Gaming	—	—	64,233	—	64,233
Food, beverage and other	—	—	7,526	—	7,526
Real estate taxes	—	35,521	2,687	—	38,208
General and administrative	38,140	2,000	18,075	—	58,215
Depreciation	1,366	66,683	11,348	—	79,397
Total operating expenses	39,506	104,204	103,869	—	247,579
Income from operations	(39,499)	211,457	26,451	—	198,409

Other income (expenses)
Interest expense	—	(87,460)	—	—	(87,460)
Interest income	—	—	1,837	—	1,837
Intercompany dividends and interest	487,239	32,188	490,869	(1,010,296)	—
Total other expenses	487,239	(55,272)	492,706	(1,010,296)	(85,623)

Income before income taxes	447,740	156,185	519,157	(1,010,296)	112,786
Income tax expense	—	209	3,972	—	4,181
Net income	$447,740	$155,976	$515,185	$(1,010,296)	$108,605

Nine months ended September 30, 2014 Condensed Consolidating Statement of Cash Flows, as restated	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$447,740	$155,976	$515,185	$(1,010,296)	$108,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,366	66,683	11,348	—	79,397
Amortization of debt issuance costs	—	6,038	—	—	6,038
(Gains) losses on dispositions of property	—	(150)	163	—	13
Deferred income taxes	—	—	(3,145)	—	(3,145)
Stock-based compensation	8,623	—	—	—	8,623
Straight-line rent adjustments	—	30,921	—	—	30,921
Decrease (increase),
Prepaid expenses and other current assets	1,672	(10,161)	(2,743)	3,557	(7,675)
Other assets	(1,214)	—	(23)	—	(1,237)
Intercompany	(2,604)	(867)	3,471	—	—
(Decrease) increase,	0	0		0
Accounts payable	(12,808)	11,009	319	—	(1,480)
Accrued expenses	(8,156)	913	(341)	—	(7,584)
Accrued interest	—	24,360	—	—	24,360
Accrued salaries and wages	751	—	(427)	—	324
Gaming, property and other taxes	678	—	(76)	—	602
Income taxes	4,473	(13,097)	(6,932)	(3,557)	(19,113)
Other current and noncurrent liabilities	1,124	—	1,234	—	2,358
Net cash provided by (used in) operating activities	441,645	271,625	518,033	(1,010,296)	221,007
Investing activities
Capital project expenditures, net of reimbursements	(1,599)	(122,927)	—	—	(124,526)
Capital maintenance expenditures	—	—	(2,109)	—	(2,109)
Proceeds from sale of property and equipment	—	150	9	—	159
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	8,000	—	8,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,599)	(122,777)	(177,830)	—	(302,206)
Financing activities
Dividends paid	(388,678)	—	—	—	(388,678)
Proceeds from exercise of options	20,296	—	—	—	20,296
Proceeds from issuance of long-term debt	—	228,000	—	—	228,000
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,000)	—	—	(32,000)
Intercompany financing	(113,352)	(562,452)	(334,492)	1,010,296	—
Net cash (used in) provided by financing activities	(481,734)	(366,758)	(334,492)	1,010,296	(172,688)
Net (decrease) increase in cash and cash equivalents	(41,688)	(217,910)	5,711	—	(253,887)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	$—	285,221
Cash and cash equivalents at end of period	$1,113	$3,185	$27,036	$—	$31,334

15.       Subsequent Event

On October 28, 2015, the Company declared its fourth quarter dividend of $0.545 per common share, payable on December 18, 2015 to shareholders of record on December 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 2 to the condensed consolidated financial statements contained in Item 1 of this Form 10-Q, the Company restated its audited financial statements for the years ended December 31, 2014 and 2013 and the interim periods ended March 31, 2014, June, 30, 2014, September 30, 2014, March 31, 2015 and June 30, 2015. The impact of the restatement is reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities of Penn, and the real property associated with the Casino Queen. These facilities are geographically diversified across 12 states.

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

As of September 30, 2015, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Master Lease. The Master Lease is a triple-net operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a triple-net basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions are similar to the Master Lease.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $147.8 million and $65.3 million, respectively, for the three months ended September 30, 2015, compared to $146.9 million and $66.7 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $446.4 million and $193.0 million, respectively, for the nine months ended September 30, 2015, compared to $446.0 million and $198.4 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, were:

•
Rental revenue of $111.5 million and $333.7 million, respectively, for the three and nine months ended September 30, 2015, and $108.9 million and $326.8 million, respectively, for the three and nine months ended September 30, 2014. Rental revenue increased by $2.6 million and $6.9 million, respectively, for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Master Lease in the third quarter of 2014, as well as the impact of the Penn rent escalator, pursuant to the Master Lease (effective November 1, 2014), improved results at our two properties with monthly variable rent in 2015 and a full nine months of rental income from Casino Queen in 2015, partially offset by the closure of the Argosy Casino Sioux City in July 2014. Rental revenue included real estate taxes of $13.8 million and $40.1 million, respectively, for the three and nine months ended September 30, 2015, and $12.5 million and $37.0 million, respectively, for the three and nine months ended September 30, 2014. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income, as we have concluded we are the primary obligor under the Master Lease.

•
Gaming revenue decreased by $1.6 million and $6.3 million, respectively, for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, primarily due to decreased gaming revenues at Hollywood Casino Perryville, resulting from additional competition.

•
General and administrative expenses increased $1.5 million and $6.3 million, respectively, for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, primarily due to an increase in short-term incentive compensation expense during the three months ended September 30, 2015 and legal and consulting fees incurred by our GLP Capital segment related to the Meadows litigation and Pinnacle transaction during the nine months ended September 30, 2015. Prior to signing executed deal documents, the Company expensed all transaction costs incurred for the Pinnacle transaction. Transaction costs incurred after the execution of the deal documents are capitalized on our balance sheet and will be recorded as purchase price when the transaction closes.

•
Net income decreased by $4.1 million and $10.3 million, respectively, for the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

•
On May 14, 2014, the Company announced that it entered into an agreement with CCR to acquire The Meadows Racetrack and Casino located in Washington, Pennsylvania, a suburb of Pittsburgh, Pennsylvania.  The agreement provides that closing of the acquisition is subject to, among other things, the accuracy of CCR’s representations and its compliance with the covenants set forth in the agreement, as well as the approval of the Pennsylvania Gaming Control Board and Pennsylvania Racing Commission.  On October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. The Company asserts claims that CCR has breached the agreements, with the Company seeking return of $10 million paid pursuant to a related consulting agreement and an unspecified amount of additional damages.  The Company further seeks a declaration that a material adverse effect has occurred that excuses the Company from consummating the agreement.  The Company will further evaluate and consider all other remedies available to it, including termination of the agreements.

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

•
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. During the first half of 2015, Hollywood Casino Perryville directly purchased slot machines, and as a result its tax rate on gaming revenues derived from slot machines decreased from 67 percent to 61 percent effective April 1, 2015, resulting in a 2015 effective tax rate of 62.5 percent. Prior to Hollywood Casino Perryville's direct slot machine purchases, all slot machines were owned by the state. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The $1.3 billion casino resort, which is expected to open in the second half of 2016, will adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K/A. There has been no material change to these estimates for the nine months ended September 30, 2015.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
		(As restated)		(As restated)
Revenues
Rental	$97,754	$96,437	$293,597	$289,817
Real estate taxes paid by tenants	13,778	12,512	40,071	36,956
Total rental revenue	111,532	108,949	333,668	326,773
Gaming	34,915	36,473	108,425	114,677
Food, beverage and other	2,794	3,015	8,464	8,934
Total revenues	149,241	148,437	450,557	450,384
Less promotional allowances	(1,449)	(1,531)	(4,193)	(4,396)
Net revenues	147,792	146,906	446,364	445,988
Operating expenses
Gaming	19,357	20,504	58,644	64,233
Food, beverage and other	2,128	2,471	6,489	7,526
Real estate taxes	14,174	12,929	41,138	38,208
General and administrative	19,285	17,743	64,546	58,215
Depreciation	27,557	26,526	82,585	79,397
Total operating expenses	82,501	80,173	253,402	247,579
Income from operations	$65,291	$66,733	$192,962	$198,409

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended September 30,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
		(As restated)		(As restated)
GLP Capital	$111,532	$108,956	$59,896	$61,399
TRS Properties	36,260	37,950	5,395	5,334
Total	$147,792	$146,906	$65,291	$66,733

	Nine Months Ended September 30,
	2015	2014	2015	2014
	Net Revenues		Income from Operations
	(in thousands)
		(As restated)		(As restated)
GLP Capital	$333,668	$326,780	$173,809	$179,457
TRS Properties	112,696	119,208	19,153	18,952
Total	$446,364	$445,988	$192,962	$198,409

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
		(As restated)		(As restated)
Net income	$33,229	$37,313	$98,349	$108,605
Losses or (gains) from dispositions of property	22	(146)	89	13
Real estate depreciation	23,867	23,472	71,718	70,205
Funds from operations	$57,118	$60,639	$170,156	$178,823
Straight-line rent adjustments	13,957	10,889	41,869	30,921
Other depreciation	3,690	3,054	10,867	9,192
Amortization of debt issuance costs	3,691	2,020	7,730	6,038
Stock based compensation	4,153	3,536	12,658	8,623
Maintenance CAPEX	(382)	(641)	(2,108)	(2,109)
Adjusted funds from operations	$82,227	$79,497	$241,172	$231,488
Interest, net	30,645	28,755	88,612	85,623
Income tax expense	1,417	665	6,001	4,181
Maintenance CAPEX	382	641	2,108	2,109
Amortization of debt issuance costs	(3,691)	(2,020)	(7,730)	(6,038)
Adjusted EBITDA	$110,980	$107,538	$330,163	$317,363

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 is as follows:

	GLP Capital		TRS Properties
Three Months Ended September 30,	2015	2014	2015	2014
	(in thousands)
		(As restated)
Net income	$31,626	$35,035	$1,603	$2,278
Losses or (gains) from dispositions of property	10	(150)	12	4
Real estate depreciation	23,867	23,472	—	—
Funds from operations	$55,503	$58,357	$1,615	$2,282
Straight-line rent adjustments	13,957	10,889	—	—
Other depreciation	470	—	3,220	3,054
Debt issuance costs amortization	3,691	2,020	—	—
Stock based compensation	4,153	3,536	—	—
Maintenance CAPEX	—	—	(382)	(641)
Adjusted funds from operations	$77,774	$74,802	$4,453	$4,695
Interest, net (1)	28,045	26,155	2,600	2,600
Income tax expense	225	209	1,192	456
Maintenance CAPEX	—	—	382	641
Debt issuance costs amortization	(3,691)	(2,020)	—	—
Adjusted EBITDA	$102,353	$99,146	$8,627	$8,392

	GLP Capital		TRS Properties
Nine Months Ended September 30,	2015	2014	2015	2014
	(in thousands)
		(As restated)
Net income	$91,777	$101,427	$6,572	$7,178
Losses or (gains) from dispositions of property	56	(150)	33	163
Real estate depreciation	71,718	70,205	—	—
Funds from operations	$163,551	$171,482	$6,605	$7,341
Straight-line rent adjustments	41,869	30,921	—	—
Other depreciation	1,405	—	9,462	9,192
Debt issuance costs amortization	7,730	6,038	—	—
Stock based compensation	12,658	8,623	—	—
Maintenance CAPEX	—	—	(2,108)	(2,109)
Adjusted funds from operations	$227,213	$217,064	$13,959	$14,424
Interest, net (1)	80,811	77,821	7,801	7,802
Income tax expense	1,221	209	4,780	3,972
Maintenance CAPEX	—	—	2,108	2,109
Debt issuance costs amortization	(7,730)	(6,038)	—	—
Adjusted EBITDA	$301,515	$289,056	$28,648	$28,307

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $7.8 million for both the three and nine months ended September 30, 2015 and 2014.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $55.5 million, $77.8 million and $102.4 million, respectively, for the three months ended September 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $58.4 million, $74.8 million and $99.1 million, respectively, for the three months ended September 30, 2014. The decline in net income for our GLP Capital segment for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 was primarily driven by an increase in short-term compensation expense, as well as higher interest expense, net, led by bridge financing fees related to the Pinnacle transaction. The changes described above led to lower FFO for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by a higher add-back of non-cash straight-line rent adjustments to our net income for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, driven by the opening of the Dayton Raceway and Mahoning Valley Race Course facilities on August 28, 2014 and September 17, 2014, respectively.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $163.6 million, $227.2 million and $301.5 million, respectively, for the nine months ended September 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $171.5 million, $217.1 million and $289.1 million, respectively, for the nine months ended September 30, 2014. The decline in net income for our GLP Capital segment for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 was primarily driven by legal and consulting fees incurred by our GLP Capital segment related to the Meadows litigation and Pinnacle transaction, as well as higher interest expense, net, led by bridge financing fees related to the Pinnacle transaction. The changes described above led to lower FFO for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by a higher add-back of non-cash straight-line rent adjustments to our net income for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, driven by the opening of the Dayton Raceway and Mahoning Valley Race Course facilities on August 28, 2014 and September 17, 2014, respectively.

Net income for our TRS Properties segment decreased by $0.7 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as did FFO while AFFO decreased by $0.2 million and Adjusted EBITDA increased by $0.2 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Similarly, net income for our TRS Properties segment decreased by $0.6 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, while FFO and AFFO decreased by $0.7 million and $0.5 million, respectively and Adjusted EBITDA increased by $0.3 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Revenues

Revenues for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
		(As restated)
Total rental revenue	$111,532	$108,949	$2,583	2.4%
Gaming	34,915	36,473	(1,558)	(4.3)%
Food, beverage and other	2,794	3,015	(221)	(7.3)%
Total revenues	149,241	148,437	804	0.5%
Less promotional allowances	(1,449)	(1,531)	82	5.4%
Net revenues	$147,792	$146,906	$886	0.6%

				Percentage
Nine Months Ended September 30,	2015	2014	Variance	Variance
		(As restated)
Total rental revenue	$333,668	$326,773	$6,895	2.1%
Gaming	108,425	114,677	(6,252)	(5.5)%
Food, beverage and other	8,464	8,934	(470)	(5.3)%
Total revenues	450,557	450,384	173	—%
Less promotional allowances	(4,193)	(4,396)	203	4.6%
Net revenues	$446,364	$445,988	$376	0.1%

Total rental revenue

For the three months ended September 30, 2015 and 2014, rental income was $111.5 million and $108.9 million, respectively, for our GLP Capital segment, which included $13.8 million and $12.5 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the nine months ended September 30, 2015 and 2014, rental income was $333.7 million and $326.8 million, respectively, for our GLP Capital segment, which included $40.1 million and $37.0 million of revenue for the real estate taxes paid by our tenants on the leased properties. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.
Rental revenue increased $2.6 million or 2.4% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the addition of the Dayton Raceway and Mahoning Valley Race Course facilities to the Master Lease during the second half of 2014, as well as the impact of the Penn rent escalator pursuant to the Master Lease (effective November 1, 2014), improved results at our two properties with monthly variable rent, partially offset by the closure of the Argosy Casino Sioux City in July 2014. Rental revenue increased $6.9 million or 2.1% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily for the reasons described above, as well as a full nine months of rental income from Casino Queen for the nine months ended September 30, 2015.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $1.6 million, or 4.3%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a $1.1 million decrease in gaming revenue at Hollywood Casino Perryville, resulting from additional competition. Gaming revenue for our TRS Properties segment decreased by $6.3 million, or 5.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to a $5.8 million decrease in gaming revenue at Hollywood Casino Perryville for the reason described above.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
Gaming	$19,357	$20,504	$(1,147)	(5.6)%
Food, beverage and other	2,128	2,471	(343)	(13.9)%
Real estate taxes	14,174	12,929	1,245	9.6%
General and administrative	19,285	17,743	1,542	8.7%
Depreciation	27,557	26,526	1,031	3.9%
Total operating expenses	$82,501	$80,173	$2,328	2.9%

				Percentage
Nine Months Ended September 30,	2015	2014	Variance	Variance
Gaming	$58,644	$64,233	$(5,589)	(8.7)%
Food, beverage and other	6,489	7,526	(1,037)	(13.8)%
Real estate taxes	41,138	38,208	2,930	7.7%
General and administrative	64,546	58,215	6,331	10.9%
Depreciation	82,585	79,397	3,188	4.0%
Total operating expenses	$253,402	$247,579	$5,823	2.4%

Gaming expense

Gaming expense for our TRS Properties segment decreased by $1.1 million, or 5.6%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a $1.4 million decrease in gaming expense at Hollywood Casino Perryville, resulting from lower gaming revenues and a decrease in the gaming tax rate on revenue generated by slot machines, offset by a slight increase in gaming expense at Hollywood Casino Baton Rouge. Gaming expense for our TRS Properties segment decreased by $5.6 million, or 8.7%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a $5.3 million decrease in gaming expense at Hollywood Casino Perryville for the reasons described above. During the nine months ended September 30, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state.

Real estate taxes

Real estate taxes increased by $1.2 million, or 9.6%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the real estate taxes paid by Hollywood Gaming at Mahoning

Valley Race Course and Hollywood Gaming at Dayton Raceway, both of which commenced operations in the third quarter of 2014. For the same reason, real estate taxes increased by $2.9 million or 7.7%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

General and administrative expense

General and administrative expense increased by $1.5 million, or 8.7%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to to an increase in short-term incentive compensation expense. General and administrative expense increased by $6.3 million or 10.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to legal and consulting fees incurred by our GLP Capital segment related to the Meadows litigation and Pinnacle transaction, as well as the increase in short-term incentive compensation.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
Interest expense	$(31,226)	$(29,378)	$(1,848)	(6.3)%
Interest income	581	623	(42)	(6.7)%
Total other expenses	$(30,645)	$(28,755)	$(1,890)	(6.6)%

				Percentage
Nine Months Ended September 30,	2015	2014	Variance	Variance
Interest expense	$(90,373)	$(87,460)	$(2,913)	(3.3)%
Interest income	1,761	1,837	(76)	(4.1)%
Total other expenses	$(88,612)	$(85,623)	$(2,989)	(3.5)%

Interest expense

Interest expense increased by $1.8 million or 6.3% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense. For the same reason, interest expense increased by $2.9 million or 3.3% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Taxes

During the three months ended September 30, 2015 and 2014, income tax expense was approximately $1.4 million and $0.7 million, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 4.1% for the three months ended September 30, 2015, as compared to 1.8% for the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, income tax expense was approximately $6.0 million and $4.2 million, respectively. Our effective tax rate was 5.8% for the nine months ended September 30, 2015, as compared to 3.7% for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $266.8 million and $221.0 million, respectively, during the nine months ended September 30, 2015 and 2014. The increase in net cash provided by operating activities of $45.8 million for the nine months ended September 30, 2015 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $11.2 million, a decrease in cash paid to suppliers and vendors of $18.9 million, and a net decrease of $19.5 million related to cash paid for income taxes, which were higher in the prior year due to taxes related to the Spin-Off, partially offset by an increase in cash paid to employees of $2.6 million and an increase in cash paid for interest of $0.6 million. The increase in cash receipts collected from our customers/tenants for the nine months ended September 30, 2015 compared to the corresponding period in the prior year was primarily due to the addition of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway to the Master Lease late in the third quarter of 2014, as well as the impact of the Penn rent escalator pursuant to the Master Lease (effective November 1, 2014), and improved results at our two properties with monthly variable rent, partially offset by a decrease in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets and the closure of the Argosy Casino Sioux City in July 2014.

Investing activities used net cash totaling $14.1 million and $302.2 million, respectively, for the nine months ended September 30, 2015 and 2014.  Net cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures of $15.8 million, primarily related to $4.2 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $1.6 million made by Casino Queen on their five year term loan. Net cash used in investing activities for the nine months ended September 30, 2014 included a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million, five year term loan to Casino Queen, less $8.0 million of principal payments on the loan, as well as capital expenditures of $126.6 million, primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

Financing activities used net cash of $246.0 million and $172.7 million, respectively, during the nine months ended September 30, 2015 and 2014. Net cash used in financing activities for the nine months ended September 30, 2015 included dividend payments of $188.5 million and repayments of long-term debt and financing costs of $74.8 million, partially offset by proceeds from stock option exercises of $17.3 million. Net cash used in financing activities for the nine months ended September 30, 2014 included dividend payments (including the Purging Distribution) of $388.7 million, partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $195.7 million and proceeds from stock options exercises of $20.3 million. The Company expects to issue both debt and equity securities related to the acquisition of the Pinnacle real estate assets announced on July 21, 2015 prior to the completion thereof, which the Company currently anticipates will occur, subject to the satisfaction of a number of closing conditions, in the first quarter of 2016.

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

Capital project expenditures were $13.7 million for the nine months ended September 30, 2015 and primarily consisted of construction spend totaling $4.2 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's direct purchase of slot machines. During the nine months ended September 30, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.9 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state. Capital project expenditures of $124.5 million for the nine months ended September 30, 2014, were primarily related to construction spend at the two joint development properties in Ohio that were added to the Master Lease during the third quarter of 2014.

During both the nine months ended September 30, 2015 and 2014, the TRS Properties spent approximately $2.1 million for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a one billion dollar Credit Facility, consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At September 30, 2015, the Credit Facility had a gross outstanding balance of $490.0 million, consisting of the $300.0 million Term Loan A facility and $190.0 million of borrowings under the revolving credit facility. Additionally, at September 30, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $509.1 million of available borrowing capacity under the revolving credit facility as of September 30, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2015, the Company was in compliance with all required covenants under the Credit Facility.

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

At September 30, 2015, the Company was in compliance with all required covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,541.4 million at September 30, 2015. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from three to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITS substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2015.

	10/01/15-09/30/16	10/01/16-09/30/17	10/01/17-09/30/18	10/01/18-09/30/19	10/01/19-09/30/20	Thereafter	Total	Fair Value at 9/30/2015
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$550,000	$—	$1,500,000	$2,050,000	$2,051,625
Average interest rate				4.38%		5.04%

Variable rate	$—	$—	$—	$490,000	$—	$—	$490,000	$467,362
Average interest rate (1)				3.63%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed concurrently with this Form 10-Q, the Company did not maintain effective controls and procedures over the evaluation of a complex leasing arrangement and the accurate measurement and recording of revenue earned under such lease.
As explained in Note 2 to the condensed consolidated financial statements included within this report, management has concluded that the percentage rent that was fixed or determinable at the lease inception date should have been recorded on a straight-line basis over the initial non-cancelable lease term and any reasonably assured renewal periods. Management became aware of the material weakness in internal controls on October 20, 2015 and took immediate actions to remediate the identified material weakness. The Company has initiated a compensating control over the proper application of lease accounting and related revenue recognition under U.S. GAAP, which includes the involvement of a third party consultant with relevant knowledge and experience to assist the Company with the evaluation of the accounting for interpretive lease accounting and related issues. The Company currently expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2015.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1
Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC dated as of July 20, 2015. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.1
Tax Matters Agreement dated as of July 20, 2015 by and among Pinnacle Entertainment, Inc.
and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the nine months ended September 30, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

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

2.1
Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC dated as of July 20, 2015. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.1
Tax Matters Agreement dated as of July 20, 2015 by and among Pinnacle Entertainment, Inc.
and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the nine months ended September 30, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith