Form 10-K
period 2015-12-31
Gaming & Leisure Properties, Inc.
filed 2016-02-22
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2015.
The number of shares of the registrant's common stock outstanding as of February 17, 2016 was 116,686,922.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2016 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company's business strategy, plans, and goals and objectives.
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

•	our ability to enter into definitive agreements with a third party operator for the Meadows Racetrack & Casino (the "Meadows");

•
the ultimate timing and outcome of our proposed acquisition of substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle"), including our and Pinnacle’s ability to obtain the financing and third party approvals and consents necessary to complete the acquisition;

•
the ultimate outcome (including the possibility that the proposed transaction may not be completed or that completion may be unduly delayed) and results of integrating the assets to be acquired by us in the proposed transaction with Pinnacle;

•	the effects of a transaction between our company and Pinnacle on each party, including the post-transaction impact on our financial condition, operating results, strategy and plans;

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

•
the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its elected of REIT status;

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

•	the availability of and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•	the degree and nature of our competition;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets;

•	adverse changes in our credit rating;

•	fluctuating interest rates;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•	GLPI's duty to indemnify Penn National Gaming, Inc. and its subsidiaries ("Penn") in certain circumstances if the spin-off transaction described in Part 1 of this Form 10-K fails to be tax-free;

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•	additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document.
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

 This Annual Report on Form 10-K includes information regarding Penn National Gaming, Inc., a Pennsylvania corporation, and its subsidiaries (collectively "Penn"). Penn is subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn provided in this Annual Report on Form 10-K has been derived from Penn's public filings. We have not independently verified this information. We have no reason to believe that this information derived from Penn's public filings is inaccurate in any material respect that has not been disclosed publically. We are providing this data for information purposes only. Penn's filings with the SEC can be found at www.sec.gov.
In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville), which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). GLPI owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.
The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back these assets to Penn for use by its subsidiaries pursuant to a master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions.
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2015, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2015, the Company's properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including our July 2015 announcement of our proposed acquisition of substantially all of the real estate assets of Pinnacle (as more fully described below) and our December 2015 announcement of the resolution of the previously disclosed Meadows litigation and our entry into an amended purchase agreement with Cannery Casino Resorts LLC ("CCR"), the owner of the Meadows. The Pinnacle transaction is expected to close during April 2016, while the Meadows transaction is expected to close during the second half of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond our control.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI's gaming facilities.
Proposed Acquisition of Pinnacle Real Estate Assets
On July 20, 2015, GLPI, Gold Merger Sub, LLC, a direct, wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle entered into a merger agreement (as it may be amended from time to time, the "Merger Agreement") providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the consummation of the Merger, GLPI will own all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Merger, Pinnacle will cause certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation, Pinnacle will distribute to Pinnacle’s stockholders all of the issued and outstanding shares of common stock of OpCo owning Pinnacle’s operating assets and certain other specified assets. Then, upon satisfaction or waiver of the conditions to closing in the Merger Agreement on the closing date, Pinnacle will merge with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the Securities and Exchange Commission on December 23, 2015, as most recently amended on February 16, 2016 (and as the same may be thereafter amended, the "Joint Proxy Statement/Prospectus"). Merger Sub, as the surviving company in the Merger, will then own substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and will lease those assets back to OpCo pursuant to a triple-net 35 year (including extension renewals) master lease agreement (the "Pinnacle Master Lease Agreement") substantially in the form attached as Exhibit B to the Merger Agreement. A wholly-owned subsidiary of OpCo would operate the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.
At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.85 shares of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. The exchange ratio will not be adjusted to reflect changes in the price of GLPI common stock or the price of Pinnacle common stock occurring prior to the completion of the Merger. The obligations of GLPI and Pinnacle to effect the Merger are subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including the applicable approvals of each company’s stockholders and gaming regulatory approvals). Upon completion of the Merger, the current directors and officers of GLPI are expected to continue in their current positions, other than as may be publicly announced by GLPI in the normal course of business.
In connection with the proposed Merger, GLPI and Pinnacle will each hold a special meeting of their respective stockholders. At the GLPI special meeting, GLPI stockholders will be asked to vote on (i) a proposal to approve the issuance of GLPI common stock to Pinnacle stockholders in the Merger and (ii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the issuance of shares of GLPI common stock to Pinnacle stockholders in the Merger. At the Pinnacle special meeting, Pinnacle stockholders will be asked to vote on (i) a proposal to adopt the Merger Agreement, (ii) an advisory (non-binding) proposal to approve certain compensation that may be paid or become payable to the named executive officers of Pinnacle in connection with the Merger, and (iii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the Merger and the other transactions contemplated by the Merger Agreement. The Joint Proxy Statement/Prospectus describes the foregoing proposals in more detail, as well as other matters contemplated in connection with the proposed Merger.
The Merger Agreement may be terminated, subject to certain exceptions, prior to the effective time of the Merger by either GLPI or Pinnacle under certain conditions, including if the Merger has not been consummated on or before March 31,

2016, subject to one three-month extension by GLPI, at the election of GLPI, if the only conditions not satisfied at such time related to regulatory and other government approvals. The Company expects to exercise the extension.
Tax Status
We elected on our 2014 U.S. federal income tax return to be treated as a REIT and intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Internal Revenue Code (the "Code") provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
Our TRS Properties are able to engage in activities resulting in income that is not qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Properties are subject to federal and state income taxes.
Tenants
As of December 31, 2015, all of the Company's rental properties, with the exception of the real property associated with the Casino Queen were leased to a wholly-owned subsidiary of Penn under the Penn Master Lease.
Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. The obligations under the Penn Master Lease are guaranteed by Penn and by all Penn subsidiaries that occupy and operate the facilities leased under the Penn Master Lease, or that own a gaming license, other license or other material asset necessary to operate any portion of the facilities. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the entire Penn portfolio.
We will seek to cultivate our relationships with tenants and gaming providers in order to expand the mixture of tenants operating our properties and, in doing so, to reduce our dependence on Penn. We expect that this objective will be achieved over time as part of our overall strategy to acquire new properties and further diversify our overall portfolio of gaming properties. For example, in July 2015 as described above, we announced our proposed acquisition of substantially all of the real estate assets of Pinnacle and in December 2015 we announced the resolution of the previously disclosed Meadows litigation and our entry into an amended purchase agreement with CCR, the owner of the Meadows. The Pinnacle transaction is expected to close during April 2016, while the Meadows transaction is expected to close during the second half of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond our control.
The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Penn Master Lease are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
At Penn's option, the Penn Master Lease may be extended for up to four 5-year renewal terms beyond the initial 15-year term, on the same terms and conditions. If Penn elects to renew the term of the Penn Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Penn Master Lease, provided that the final renewal option shall only be exercisable with respect to certain of the barge-based facilities—i.e., facilities where barges serve as foundations upon which buildings are constructed to serve as gaming or related facilities or serve ancillary purposes such as access platforms or shear barges to protect a gaming facility from floating debris—following an independent third party expert's review of the total useful life of the applicable barged-based facility measured from the beginning of the initial term. If the final five-year renewal term would not cause the aggregate term to exceed 80% of the useful life of such facility, the facility shall be included in the five-year renewal. In the event that a five-year renewal of such facility would cause it to exceed 80% of the estimated useful life, such facility shall be included in the renewal for the period of time equal to but not exceeding 80% of the estimated useful life.

Penn will not have the ability to terminate its obligations under the Penn Master Lease prior to its expiration without the Company's consent. If the Penn Master Lease is terminated prior to its expiration other than with our consent, Penn may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property.
The following table summarizes certain features of our properties as of December 31, 2015:

	Location	Type of Facility	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenants
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	73.6	32.1	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	0.4	2.1	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	276.4	—	100
Argosy Casino Alton	Alton, IL	Dockside gaming	241,762	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	43.8	—	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	573.7	—	—
M Resort	Henderson, NV	Land-based gaming	910,173	87.6	—	390
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	6.7	27.6	152
Zia Park Casino (3)	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	247.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Standardbred racing	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	193.4	—	—
Casino Queen	East St. Louis, IL	Land-based gaming	330,502	67.3		157
			6,970,344	3,040.9	134.1	2,792
TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	120,517	28.9	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	97,961	36.4	—	—
			218,478	65.3	—	—
Total			7,188,822	3,106.2	134.1	2,792

(1)	Square footage includes air conditioned space and excludes parking garages and barns.

(2)
Leased acreage reflects land subject to leases with third parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

(3)	During the year ended December 31, 2014, Penn independently built a hotel at Zia Park Casino. This hotel is not owned by the Company.
Hollywood Casino Lawrenceburg
We own 73.6 acres and lease 32.1 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot, with the other portion used for remote parking.

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
Hollywood Casino Gulf Coast
We own 578.7 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel and other facilities.

Argosy Casino Riverside
We own 37.9 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.
Hollywood Casino Tunica
We lease 67.7 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.
Boomtown Biloxi
We lease 1.0 acres of land mostly used for parking and a welcome center and own an additional 1.5 acres. In addition our tenant has rights to 18.5 acres of land, most of which is utilized for the gaming location and 4.5 acres of submerged tidelands at the casino site.
Hollywood Casino St. Louis
We own 247.8 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking with approximately 4,600 spaces.
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
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 850 slot machines, 12 table games and 10 poker tables. The facility also offers various food and beverage options, including a bar and grill, a gift shop and 1,600 parking spaces with valet and self-parking.
Competition
We compete for real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Furthermore, in October 2015, a large hospitality company owning a portfolio of casino resorts announced plans to separate a substantial portion of its real estate assets and operations through the formation of a REIT. Another large global casino operator has declared a voluntary Chapter 11 reorganization in order to significantly reduce its debt with the intent of restructuring its operations into a REIT and separate operating company. There is also market speculation surrounding the formation of additional gaming REITs. If any of these transactions materialize, we will face direct competition in the acquisition of gaming properties.

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
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George's County. The 2012 law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. In December 2013, the license for the sixth casino in Prince George's County was granted. The $1.3 billion casino resort, which is currently under construction and expected to open in the fourth quarter of 2016, will adversely impact Hollywood Casino Perryville's financial results.
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
Management

Name	Age	Position
Peter M. Carlino	69	Chairman of the Board and Chief Executive Officer
William J. Clifford	58	Chief Financial Officer and Treasurer
Steven T. Snyder	55	Senior Vice President of Corporate Development
Brandon J. Moore	41	Senior Vice President, General Counsel and Secretary
Desiree A. Burke	50	Senior Vice President and Chief Accounting Officer
Peter M. Carlino.    Mr. Carlino is Chairman of our Board of Directors and Chief Executive Officer. Prior to the Spin-Off, Mr. Carlino served as Penn's Chief Executive Officer since April 1994. Subsequent to the Spin-Off, Mr. Carlino no longer serves as an officer of Penn, however, he continues in his role as Penn's Chairman of the Board of Directors. Since 1976, Mr. Carlino has been President of Carlino Capital Management Corp. (formerly known as Carlino Financial Corporation), a holding company that owns and operates various Carlino family businesses.
William J. Clifford.    Mr. Clifford is our Chief Financial Officer and Treasurer. Prior to the Spin-off, Mr. Clifford served as Penn's Senior Vice President-Finance and Chief Financial Officer since October 2001. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas. From May 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Casino Administrator

with Las Vegas Hilton, Las Vegas, Senior Internal Auditor with Del Webb, Las Vegas, and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno.
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
Brandon J. Moore.    Mr. Moore is our Senior Vice President, General Counsel and Secretary. Mr. Moore joined the Company in January 2014. Previously, he served as Penn's Vice President, Senior Corporate Counsel since March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
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
Tax Considerations
We elected to be treated as a REIT on our 2014 U.S. federal income tax return and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. The material qualification requirements are summarized below. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Additionally, while we intend to operate so that we continue to qualify to be taxed as a REIT, no assurance can be given that the Internal Revenue Service (the "IRS") will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future.
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

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation.

•	The earnings of our TRS Properties will generally be subject to U.S. federal corporate income tax.
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

The Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation's initial tax year as a REIT (which, in our case, was 2014). Our charter provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6) above. If we fail to satisfy these share ownership requirements, except as provided in the next sentence, our status as a REIT will terminate. If, however, we comply with the rules contained in applicable U.S. Department of the Treasury (the "Treasury") regulations that require us to ascertain the actual ownership of our shares and we do not know, or would not have known through the exercise of reasonable diligence, that we failed to meet the requirements described in condition (6) above, we will be treated as having met this requirement.
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
We believe that we have and will continue to be in compliance with these gross income tests. If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may still qualify to be taxed as a REIT for such year if we are entitled to relief under applicable provisions of the Code. These relief provisions will be generally available if (i) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (ii) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify to be taxed as a REIT. Even if these relief provisions apply, and we retain our status as a REIT, the Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.

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
Third, we may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below. Solely for purposes of the 10% asset test, the determination of our interest in the assets of a partnership or limited liability company in which we own an interest will be based on our proportionate interest in any securities issued by the partnership or limited liability company, excluding for this purpose certain securities described in the Code. The safe harbor under which certain types of securities are disregarded for purposes of the 10% value limitation includes (1) straight debt securities (including straight debt securities that provides for certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a "related person"; (4) any obligation to pay rents from real property; (5) certain securities issued by a State or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of a security. In addition, for purposes of applying the 10% value limitation, (a) a REIT’s interest as a partner in a partnership is not considered a security; (b) any debt instrument issued by a partnership is not treated as a security if at least 75% of the partnership’s gross income is from sources that would qualify for the 75% REIT gross income test; and (c) any debt instrument issued by a partnership is not treated as a security to the extent of the REIT’s interest as a partner in the partnership.
Fourth, the aggregate value of all securities of TRSs that we hold, together with other non-qualified assets (such as furniture and equipment or other tangible personal property, or non-real estate securities) may not, in the aggregate, exceed 25% of the value of our total assets. Beginning after December 31, 2017, the aggregate value of all securities of the TRSs that we hold may not exceed 20% of our total assets.
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

In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is (i) pro rata among all outstanding shares of stock within a particular class and (ii) in accordance with any preferences among different classes of stock as set forth in our organizational documents

We believe that we have satisfied the annual distribution requirements for the year ending, December 31, 2015. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2016 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
Regulation
The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry, including landlords and other suppliers, meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

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
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier because of its status as landlord, including Illinois, Indiana, Missouri, Mississippi, Pennsylvania and Ohio.
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
Insurance
We have comprehensive liability, property and business interruption insurance at our TRS Properties. In regards to our properties subject to triple-net leases, the lease agreements require our tenants to have their own comprehensive liability, property and business interruption insurance policies, including protection for our insurable interests as the landlord.
Environmental Matters
Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of the properties we own utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Our triple-net leases obligate the tenants thereunder to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and we expect that any future leases will include the same provisions for other operators. An operator's failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.
Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to provide for joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.
In connection with the ownership of our real property, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct routine due diligence of environmental assessments prior to acquisition. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn.

Employees
As of December 31, 2015, we had 792 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 208 of our employees at Hollywood Casino Perryville under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.
Available Information
For more information about us, visit our website at www.glpropinc.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC (including all annual reports on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.
ITEM 1A.    RISK FACTORS
Risk Factors Relating to Our Business
We are dependent on Penn (including its subsidiaries) until we substantially diversify our portfolio, and an event that has a material adverse effect on Penn's business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations.
A subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Penn Master Lease and accounts for a significant portion of our revenues. Additionally, because the Penn Master Lease is a triple-net lease, we depend on Penn to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Penn Master Lease. The inability or unwillingness of Penn to meet its subsidiary's rent obligations and other obligations under the Penn Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, our business, financial position or results of operations could also be materially adversely affected.
Due to our dependence on rental payments from Penn and its tenant subsidiary as our main source of revenues, we may be limited in our ability to enforce our rights under the Penn Master Lease or to terminate the lease with respect to a particular property. Failure by Penn's tenant subsidiary to comply with the terms of the Penn Master Lease or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Penn. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of significantly reducing our rental revenues.
Following the completion of the Pinnacle transaction, we will be significantly dependent on two tenants and their respective subsidiaries and substantially all of our revenues will be based on the revenue derived under the master leases with Pinnacle and Penn. We will continue to be subject to the risks described above.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We operate in a highly competitive industry and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies (including gaming companies considering REIT structures) and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed and completing proposed acquisitions may be adversely impacted. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
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
On July 20, 2015, we entered into a definitive agreement under which we will acquire substantially all of Pinnacle’s real property assets. In connection with the acquisition, Pinnacle has agreed that it will effect the separation of its real property assets and gaming and other operating assets and effect a pro rata distribution to its stockholders of common stock representing a 100% interest in a newly formed public company that will own Pinnacle’s gaming operating assets and other specified assets (the "Pinnacle Spin-Off"). Immediately following the Pinnacle Spin-Off, we will acquire substantially all of Pinnacle’s real property assets through the merger of Pinnacle with and into one of our wholly-owned subsidiaries.
The acquisition is subject to a number of closing conditions, such as the approval of holders of a majority of the outstanding shares of Pinnacle common stock; the approval of the issuance of shares of our common stock as merger consideration by a majority vote of the holders of our common stock; the absence of any governmental order or law prohibiting the consummation of the transactions, including the Pinnacle Spin-Off; the effectiveness of the registration statement for our common stock to be issued as merger consideration; the effectiveness of the Pinnacle Spin-Off registration statement and completion of the Pinnacle Spin-Off, and the receipt of the required anti-trust and other regulatory approvals. These conditions may not be satisfied or may take longer than expected to be satisfied. The transaction is also subject to other risks and uncertainties.
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
We cannot provide any assurance that the acquisition will be completed or that there will not be a delay in the completion of the acquisition. Furthermore, our ability to raise the amount of capital necessary to fund the acquisition of the Pinnacle real estate assets is subject to market and economic conditions. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
If the acquisition of substantially all of Pinnacle’s real property assets is completed, we may not achieve the intended benefits and the acquisition may disrupt our current plans or operations.
There can be no assurance that we will be able to successfully realize the expected benefits of the acquisition. Following the completion of the acquisition, we will have significant financial exposure to Pinnacle’s performance of its contractual obligations to us, and adverse changes in Pinnacle’s business or finances, over which we will have no control other than the limited contractual protections afforded to us as a landlord, could adversely affect us. We also may not be able to finance the acquisition on attractive terms, which could result in increased costs, substantial dilution to our shareholders and have an adverse effect on our financial condition, results of operations or cash flows. In addition, our business may be negatively impacted following the acquisition if we are unable to effectively manage our expanded operations.
The transactions contemplated by the Merger Agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement, including the Merger, could have material and adverse effects on us.
Completion of the Merger is subject to a number of conditions, including the approval by GLPI shareholders of the share issuance proposal, approval by Pinnacle stockholders of the Merger Agreement proposal and consummation of the spin-off, which make the completion and timing of the completion of the transactions uncertain. Also, either GLPI or Pinnacle may terminate the Merger Agreement if the Merger has not been consummated by March 31, 2016 or, in GLPI’s sole discretion—if the only conditions to closing that have not been satisfied or waived by that date are those related to regulatory approvals, consents or clearances, an outstanding judgment, injunction, order or law of a governmental authority prohibiting or enjoining the transactions or an action pending before, or threatened in writing by, the U.S. Antitrust Division of the Department of Justice or the Federal Trade Commission that would prevent the performance of the transactions—June 30, 2016, except that this right to terminate the Merger Agreement will not be available to any party whose material breach of a representation, warranty, covenant or other agreement of such party under the Merger Agreement resulted in the failure of the transactions to be consummated on or before that date.
If the transactions contemplated by the Merger Agreement are not completed on a timely basis, or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed.
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.
In connection with the pendency of the transactions, it is possible that certain persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the transactions, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.
Under the terms of the Merger Agreement, Pinnacle and GLPI are subject to certain restrictions on the conduct of their business prior to the effective time of the Merger, which may adversely affect their respective abilities to execute certain of their business strategies, including, the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect Pinnacle’s businesses and operations prior to the completion of the transactions.
The Merger is subject to the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions.
Completion of the Merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, gaming regulatory approvals. Although each party has agreed to use their respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or other agreements to be entered into in connection with the Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transaction or of imposing additional costs or limitations on GLPI or Pinnacle following completion of the Merger, any of which might have an adverse effect on GLPI or Pinnacle following completion of the Merger. Under the terms of the Merger Agreement, however, (i) subject to certain conditions, Pinnacle is not required to agree to amendments to the Pinnacle Master Lease Agreement or take certain divestiture actions and (ii) GLPI is not required to take any divesture actions that would be expected to result in a loss of $150 million or more. One or more divesture actions, in the aggregate, that would reasonably be expected to result in a loss of $150 million or more is referred to in this Form 10-K as a "Regulatory MAE." For additional information about the regulatory approvals process, see "The Merger—Regulatory Approvals" section of the Joint Proxy Statement/Prospectus.
The completion of the transactions may trigger change in control or other provisions in certain agreements to which Pinnacle is a party. If GLPI and Pinnacle are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if GLPI and Pinnacle are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Pinnacle.

We are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to pay a termination fee of up to $150 million to Pinnacle.
As discussed in the risk factor above, completion of the Merger is conditioned upon the receipt of certain governmental approvals. If regulatory approvals are not obtained as a result of a Regulatory MAE and the Merger Agreement is terminated by GLPI or Pinnacle under certain conditions, then, so long as the primary cause of such termination was not an adverse suitability finding under gaming laws with respect to the business of OpCo and its affiliates, GLPI will be required to pay Pinnacle a termination fee of $150 million, less any expense payments previously paid. In addition, GLPI will be required to pay Pinnacle a termination fee of $150 million, less any expense payments previously paid, if the Merger Agreement is terminated by either GLPI or Pinnacle because there is a permanent injunction restraining, enjoining or otherwise prohibiting the consummation of the Merger and the injunction has become final and nonappelable, so long as the primary cause of such termination was not an adverse suitability finding under gaming laws with respect to the business of OpCo and its affiliates. For more information, see the section titled "The Merger Agreement—Expenses and Termination Fees Relating to the Termination of the Merger Agreement" of the Joint Proxy Statement/Prospectus.
If such a termination fee is payable under any such circumstance, the payment of this fee could have material and adverse consequences to the financial condition and operations of GLPI.
Following the Merger, the market price of GLPI common stock may be volatile, and holders of GLPI’s common stock could lose a significant portion of their investment due to drops in the market price of GLPI’s common stock following completion of the transactions.
The market price of GLPI’s common stock may be volatile, and following completion of the Merger, shareholders may not be able to resell their shares of GLPI common stock at or above the price at which they acquired the common stock pursuant to the Merger Agreement or otherwise due to fluctuations in its market price, including changes in price caused by factors unrelated to GLPI’s performance or prospects.
Specific factors that may have a significant effect on the market price for GLPI’s common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding GLPI’s common stock or other comparable REITs;

•	actual or anticipated fluctuations in GLPI’s revenue stream or future prospects;

•	reaction to public announcements by GLPI following the Merger;

•	strategic actions taken by GLPI or its competitors, such as acquisitions;

•	failure of GLPI to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to GLPI’s business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of GLPI common stock by Pinnacle stockholders, members of GLPI’s management team or other significant shareholders.
Under the separation agreement, Pinnacle will have to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Pinnacle’s ability to satisfy its indemnification obligation will not be impaired in the future.
Under the separation agreement, Pinnacle will agree to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Pinnacle will agree to retain, and there can be no assurance that Pinnacle will be able to fully satisfy its indemnification obligations. Even if we ultimately succeed in recovering from Pinnacle any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Pinnacle.
We are expected to incur substantial expenses related to the completion of the Pinnacle transactions.
We are expected to incur substantial expenses in connection with the completion of the transactions. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses.
We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the owner of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under the Penn Master Lease is based, over time, on the performance of the gaming facilities operated by Penn on our properties.
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Such internet wagering services are often illegal under federal law but operate exclusively in certain states and from overseas locations, and are accessible to certain domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our TRS Properties and of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. A component of the rent under the Penn Master Lease is based, over time, on the performance of the gaming facilities operated by Penn on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to the Penn Master Lease for an extended period may negatively impact our revenues.
We face extensive regulation from gaming and other regulatory authorities.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier because of GLPI's status as landlord.
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
Additionally, substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by GLPI and its subsidiaries must be reported to and in some cases approved by gaming authorities. Neither GLPI nor any of its subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of GLPI or one of its subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control.
Required regulatory approvals can delay or prohibit transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
The tenants of our gaming properties are operators of gaming facilities, which operators must be licensed under applicable state law. Prior to the transfer of gaming facilities, the new operator generally must become licensed under state law. In the event that the Penn Master Lease or any future lease agreement we enter into is terminated or expires and a new tenant is found, any delays in the new tenant receiving regulatory approvals from the applicable state government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for GLPI to qualify to be taxed as a REIT, not more than 50% in value of its outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which GLPI elected to qualify to be taxed as a REIT (2014). Additionally, at least 100 persons must beneficially own GLPI stock during at least 335 days of a taxable year (other than the first taxable year for which GLPI elects to be taxed as a REIT). GLPI's charter, with certain exceptions, authorizes the Board of Directors to take such actions as are necessary and desirable to preserve GLPI's qualification as a REIT. GLPI's charter also provides that, subject to certain exceptions exempted by the Board of Directors, no person may beneficially or constructively own more than 7% in value or in number, whichever is more restrictive, of GLPI's outstanding shares of all classes and series of stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of GLPI that might involve a premium price for shares of GLPI stock or otherwise be in the best interests of GLPI shareholders. The acquisition of less than 7% of our outstanding stock by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 7% in value of our outstanding stock, and thus violate our charter's ownership limit. Our charter prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Code. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. GLPI's charter also provides that shares of GLPI's capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of GLPI's capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. GLPI or its designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of GLPI's capital stock in violation of the limit may be void under certain circumstances. GLPI's 7% ownership limitation may have the effect of delaying, deferring or preventing a change in control of GLPI, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for GLPI's shareholders. To assist GLPI in complying with applicable gaming laws, our charter also provides that capital stock of GLPI that is owned or controlled by an unsuitable person or an affiliate of an unsuitable person will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any such unsuitable person or affiliate will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by the unsuitable person or affiliate for the shares or the amount realized from the sale, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion. The shares shall additionally be redeemable by GLPI, out of funds legally available for that redemption, to the extent required by the gaming authorities making the determination of unsuitability or to the extent determined to be necessary or advisable by our Board of Directors, at a redemption price equal to the lesser of (i) the market price on the date of the redemption notice, (ii) the market price on the redemption date, or (iii) the actual amount paid for the shares by the owner thereof, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion.

Pennsylvania law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit GLPI's shareholders from realizing a premium on their stock.
GLPI's charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with GLPI's Board of Directors rather than to attempt a hostile takeover. GLPI's charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors; (iii) classify our Board of Directors into three separate classes with staggered terms; (iv) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (v) not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to the compensation and governance committee; (vi) require shareholders to have beneficially owned at least 1% of the outstanding GLPI common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders meeting; and (vii) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. If we lose the services of Messrs. Carlino or Clifford, we may not be able to successfully manage our business or achieve our business objectives. Furthermore, the Company does not have any employment agreements in place with the members of its executive management team at this time.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
While the Penn Master Lease requires, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, a tenant's failure to comply could lead to an uninsured or underinsured loss and there can be no assurance that we will be able to recover such uninsured or underinsured amounts from such tenant. Futher, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
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
GLPI elected on its 2014 U.S. federal income tax return to be treated as a REIT and intends to continue to be organized and to operate in a manner that will permit it to qualify as a REIT. GLPI currently operates, and intends to continue to operate, in a manner that will allow GLPI to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. GLPI received an opinion from its special tax advisors, Wachtell, Lipton, Rosen & Katz and KPMG LLP (collectively the "Special Tax Advisors"), with respect to its qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinions of the Special Tax Advisors represent only the view of the Special Tax Advisors based on their review and analysis of existing law and on certain representations as to factual matters and covenants made by GLPI, including representations relating to the values of GLPI's assets and the sources of GLPI's income. The opinions are expressed as of the date issued. The Special Tax Advisors have no obligation to advise GLPI or the holders of GLPI common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Special Tax Advisors and GLPI's qualification as a REIT will depend on GLPI's satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by the Special Tax Advisors. GLPI's ability to satisfy the asset tests depends upon GLPI's analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.
Penn has received a private letter ruling from the IRS with respect to certain issues relevant to GLPI's qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) certain of the assets to be held by GLPI after the Spin-Off and (2) the methodology for calculating a certain portion of rent received by GLPI pursuant to the Penn Master Lease will not adversely affect GLPI's qualification as a REIT. Although GLPI may generally rely upon the ruling, no assurance can be given that the IRS will not challenge GLPI's qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.
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
Under applicable provisions of the Code, GLPI will not be treated as a REIT unless it satisfies various requirements, including requirements relating to the sources of its gross income. Rents received or accrued by GLPI from Penn or its subsidiaries will not be treated as qualifying rent for purposes of these requirements if the Penn Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Penn Master Lease is not respected as a true lease for U.S. federal income tax purposes, GLPI may fail to qualify to be taxed as a REIT. Furthermore, GLPI's qualification as a REIT will depend on GLPI's satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. GLPI's ability to satisfy the asset tests depends upon GLPI's analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which GLPI will not obtain independent appraisals.
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
From time to time, GLPI may generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If GLPI does not have other funds available in these situations, GLPI could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable GLPI to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase GLPI's costs or reduce its equity. Thus, compliance with the REIT requirements may hinder GLPI's ability to grow, which could adversely affect the value of GLPI stock. Restrictions in GLPI's indebtedness following the Spin-Off, including restrictions on GLPI's ability to incur additional indebtedness or make certain distributions, could preclude it from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of GLPI common stock outstanding without commensurate increases in funds from operations each would adversely affect the ability of GLPI to maintain distributions to its shareholders. Moreover, the failure of Penn to make rental payments under the Penn Master Lease would materially impair the ability of GLPI to make distributions. Consequently, there can be no assurance that GLPI will be able to make distributions at the anticipated distribution rate or any other rate.
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
To qualify to be taxed as a REIT for U.S. federal income tax purposes, GLPI must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of GLPI's investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of GLPI's total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of GLPI's total assets can be represented by securities of one or more TRSs. If GLPI fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, GLPI may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing GLPI's income and amounts available for distribution to GLPI shareholders.
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
If GLPI makes any taxable dividend payable in cash and common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of GLPI's current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the GLPI stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, GLPI may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in GLPI stock. If, in any taxable dividend payable in cash and GLPI stock, a significant number of GLPI shareholders determine to sell shares of GLPI stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of GLPI stock.

GLPI could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT.
GLPI owns appreciated assets that were held by a C corporation before GLPI elected to be treated as a REIT and were acquired by GLPI in a transaction in which the adjusted tax basis of the assets in GLPI's ownership is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If GLPI disposes of any such appreciated assets during the five-year period following GLPI's acquisition of the assets from the C corporation (i.e., during the five-year period following GLPI's qualification as a REIT), GLPI will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by GLPI (i.e., at the time that GLPI became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. GLPI would be subject to this tax liability even if it continues to qualify and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and GLPI's distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. GLPI may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If GLPI sells such assets in a taxable transaction, the amount of corporate tax that GLPI will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time GLPI became a REIT. The amount of tax could be significant.
Risks Related to Our Capital Structure
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
As of December 31, 2015, we had indebtedness of $2.54 billion, with an additional $509.1 million available for borrowing under our revolving credit facility. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties, such as the proposed Pinnacle transaction. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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
We expect to incur more indebtedness in connection with the Pinnacle transaction.
Our expected increase in indebtedness could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•
a material portion of our cash flows will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness it may incur in the future, and will not be available for other purposes, including to pay dividends and make acquisitions;

•
it could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•	it could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth;

•	it could increase our interest expense if interest rates in general increase because our indebtedness under the senior unsecured credit facility bears interest at floating rates;

•	it could limit our ability to take advantage of strategic business opportunities; and

•
it could make it more difficult for us to satisfy our obligations with respect to our indebtedness, including under the notes, and any failure to comply with the obligations of any of our debt instruments, including any financial and other restrictive covenants, could result in an event of default under the indenture governing the notes or under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness under the senior credit facility and under the notes.

GLPI cannot assure you that its business will generate sufficient cash flow from operations, or that future borrowings will be available to GLPI under its senior unsecured credit facility or from other debt financing, in an amount sufficient to enable GLPI to pay its indebtedness, including the notes, or to fund its other liquidity needs. If GLPI does not generate sufficient cash flow from operations to satisfy its debt service obligations, including payments on the notes, GLPI may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. GLPI’s ability to restructure or refinance its indebtedness will depend on the capital markets and its financial condition at such time. Any refinancing of GLPI’s indebtedness could be at higher interest rates and may require GLPI to comply with more onerous covenants, which could further restrict its business operations. GLPI’s inability to generate sufficient cash flow to satisfy its debt service requirements, including the inability to service the notes, or to refinance its obligations on commercially reasonable terms, would have an adverse effect, which could be material, on its business, financial position and results of operations, as well as on GLPI’s ability to satisfy its obligations in respect of the notes. To the extent that GLPI will incur additional indebtedness or such other obligations, the risks associated with GLPI’s leverage, including its possible inability to service its debt, would increase.
We may be subject to significant dilution caused by the additional issuance of equity securities.
If and when additional funds are raised through the issuance of equity securities, including those expected to be raised in connection with the Pinnacle acquisition, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
Adverse changes in our credit rating may affect our borrowing capacity and borrowing terms.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Our credit rating may affect the amount of capital we can access, as well as the terms of any financing we obtain. Because we rely in part on debt financing to fund growth, adverse changes in our credit rating may have a negative effect on our future growth.
If we cannot obtain additional capital, our growth may be limited.
As described above, in order to qualify and maintain our qualification as a REIT each year, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal, and we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important component of our strategy, will be limited if we cannot obtain additional debt financing or raise equity capital. Market conditions may make it difficult to obtain debt financing or raise equity capital, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain such capital on favorable terms.
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
As a publicly traded company independent from Penn, GLPI has had the ability to pursue transactions with other gaming operators that would not pursue transactions with Penn as a current competitor and will have the ability to fund acquisitions with its equity on significantly more favorable terms than those that would be available to Penn, to diversify into different businesses in which Penn, as a practical matter, could not diversify, such as hotels, entertainment facilities and office space, and to pursue certain transactions that Penn otherwise would be disadvantaged by or precluded from pursuing due to regulatory constraints. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Penn in the time we expect, if at all.
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
The historical financial statements for the years ended December 31, 2015 and 2014 included herein reflect a full year of operations for the real estate entity and the businesses in the TRS, whereas financial results for the year ended December 31, 2013 reflect a full year of operations for the businesses in the TRS and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity. The financial results for the years ended December 31, 2012 and 2011 included in Item 6 reflect only the operations of the TRS Properties. The historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future.
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
Peter M. Carlino, our Chairman and Chief Executive Officer, and David A. Handler, one of our independent directors, also serve on the Penn Board of Directors which may create conflicts of interest and/or create regulatory obstacles for the Company in its pursuit of additional properties.
Peter M. Carlino serves as Chairman of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn's management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g. Penn Master Lease) thereafter. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future. We have established a mechanism in our Corporate Governance Guidelines to address potential conflicts through the use of an independent director but there can be no assurance that this process will completely eliminate conflicts resulting from overlapping directors. In addition to potential conflicts of interest, the overlapping director position could create obstacles to engaging in certain transactions in close proximity to existing Penn properties and there can be no assurance that the Company will be able to overcome such obstacles.
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
Pursuant to the Separation and Distribution Agreement, Penn has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Penn agreed to retain, and there can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn and such recovery could have a material adverse impact on Penn's financial condition and ability to pay rent due under the Penn Master Lease.
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
The agreements that we entered into with Penn in connection with the Spin-Off, including the Separation and Distribution Agreement, Penn Master Lease, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement, were negotiated in the context of the Spin-Off while we were still a wholly-owned subsidiary of Penn. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Penn. As a result, although those agreements are generally intended to reflect arm's-length terms, the terms of those agreements may not reflect terms that would have resulted from arm's-length negotiations between unaffiliated third parties. Accordingly, there can be no assurance that the terms of these agreements will be as favorable for GLPI as would have resulted from negotiations with one or more unrelated third parties.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2015, all but one of the Company's 19 rental properties were leased to a subsidiary of Penn under the Penn Master Lease, a triple-net operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. The Casino Queen lease is also a triple-net operating lease with terms similar to those of the Penn Master Lease.
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
Corporate Office
In October 2015, the Company moved into its new corporate headquarters building located in Wyomissing, Pennsylvania, which is owned by the Company.
ITEM 3.    LEGAL PROCEEDINGS
On December 15, 2015, the Company entered into a settlement agreement by and among GLPI, GLP Capital, L.P., PA Meadows, LLC, PA Mezzco, LLC ("PA Mezz") and CCR (together with PA Mezz, the "Sellers") (the "Settlement Agreement"). The Settlement Agreement provides for the release all claims by and between the parties with respect to the outstanding litigation and further provides for a mutual waiver, release and covenant among the parties. On January 11, 2016, the parties filed a stipulation with the court discontinuing the litigation.

In connection with the Settlement Agreement, and as a necessary component of the settlement terms, the parties also entered into an amended and restated membership interest purchase agreement (the "Amended and Restated Membership Interest Purchase Agreement") providing for the amendment and restatement of the membership interest purchase agreement entered into among the same parties on May 13, 2014.  Upon the terms and subject to the conditions set forth in the Amended and Restated Membership Interest Purchase Agreement, the Company will purchase from the Sellers all of the equity interests of PA Meadows, LLC for a base purchase price of $440 million, inclusive of $10 million previously paid to the Sellers, subject to certain closing adjustments, including adjustments based on the amount of working capital and other operational cash balances. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." The following table sets forth for the periods indicated the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market and cash dividends per share declared and paid for the same periods.

	High	Low	Dividends per Share
2015
First Quarter	$37.65	$28.54	$0.545
Second Quarter	38.18	35.61	0.545
Third Quarter	36.76	28.68	0.545
Fourth Quarter	30.98	25.90	0.545
2014
First Quarter	$50.43	$33.98	$12.36	(1)
Second Quarter	$38.33	$32.41	$0.52
Third Quarter	$35.88	$30.90	$0.52
Fourth Quarter	$32.61	$28.16	$0.92	(2)
The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 17, 2016 was $26.25. As of February 17, 2016, there were approximately 521 holders of record of our common stock.
(1) Includes the February 18, 2014 Purging Distribution, which totaled $1.05 billion or $11.84 per common share and was comprised of cash and GLPI common stock, to distribute the accumulated earnings and profits related to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off.
(2) Includes one-time dividends of $0.40 per common share related to distributions to ensure the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, in response to the Pre-Filing Agreement requested from the Internal Revenue Service and distributed 100% of its taxable income for the 2014 year.
Dividend Policy
The Company's annual dividend is greater than or equal to at least 90% of its REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. For purposes of determining its cash distributions, GLPI's Adjusted Funds From Operations is calculated by starting with The National Association of Real Estate Investment Trusts' ("NAREIT") definition of "funds from operations," which is net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding (gains) or losses from sales of property and real estate depreciation. The NAREIT definition is adjusted to exclude the effect of stock based compensation expense, debt issuance costs amortization, other depreciation expense and straight-line rent adjustments and reduced by maintenance capital expenditures.
On January 29, 2016, the Company declared a regular quarterly cash dividend of $0.56 per share, which is payable on March 25, 2016 to shareholders of record as of February 22, 2016. Cash available for distribution to GLPI shareholders is derived from the rental payments under its real estate leases and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 11 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for the five-year period ended December 31, 2015 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1) (2)	2012 (2)	2011
	(in thousands, except per share data)
Income statement data:
Net revenues	$575,053	$591,068	$235,452	$210,643	$231,884
Total operating expenses	317,638	332,562	181,547	166,975	179,371
Income from operations	257,415	258,506	53,905	43,668	52,513
Total other expenses	121,851	114,586	23,456	6,318	6,954
Income from operations before income taxes	135,564	143,920	30,449	37,350	45,559
Taxes on income	7,442	5,113	15,596	14,431	18,875
Net income	$128,122	$138,807	$14,853	$22,919	$26,684
Per share data:
Basic earnings per common share	$1.12	$1.23	$0.13	$0.21	$0.24
Diluted earnings per common share	$1.08	$1.18	$0.13	$0.20	$0.23
Weighted shares outstanding—Basic (3)	114,432	112,037	110,617	110,582	110,582
Weighted shares outstanding—Diluted (3)	118,439	117,586	115,865	115,603	115,603

Other data:
Net cash provided by operating activities	$319,688	$273,259	$80,632	$26,744	$56,840
Net cash used in investing activities	(14,142)	(317,319)	(16,275)	(4,810)	(8,171)
Net cash (used in) provided by financing activities	(299,644)	(205,188)	206,302	(24,518)	(50,436)
Depreciation	109,783	106,843	28,923	14,090	14,568
Straight-line rent adjustments	55,825	44,877	6,677	—	—
Interest expense	124,183	117,030	19,254	—	—
Capital expenditures (4)	19,102	142,769	16,428	5,190	8,288
Balance sheet data:
Cash and cash equivalents	$41,875	$35,973	$285,221	$14,562	$17,146
Real estate investments, net	2,090,059	2,180,124	2,010,303	—	—
Total assets	2,448,155	2,525,454	2,562,362	267,075	261,342
Total debt	2,510,341	2,570,361	2,303,123	—	—
Shareholders' equity	(253,514)	(176,290)	137,452	236,330	219,911
Property Data:
Number of rental properties owned at year end	19	19	17	—	—
Rentable square feet at year end	6,970	6,970	6,344	—	—

(1)
Financial results for the Company's 2015 and 2014 fiscal years reflect full years of operations for both operating segments. GLPI was spun-off from Penn on November 1, 2013. See Note 1 to the consolidated financial statements for additional details. For 2012 and 2011, the selected historical financial data sets forth the historical operations of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which were acquired by a subsidiary of GLPI as part of the Spin-Off.

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

(3)
Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2012 and 2011 were retrospectively restated to equal the number of GLPI basic and diluted shares outstanding at the Spin-Off. The share counts were also adjusted to reflect the impact of the shares issued as part of the Purging Distribution. See Note 1 to the consolidated financial statements for further details.

(4)
The higher level of capital expenditures in 2014 was primarily due to the construction of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which opened to the public on August 28, 2014 and September 17, 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville), which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its TRS. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2015, GLPI's portfolio consisted of 21 gaming and related facilities, including the TRS Properties and the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2015, our properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including our July 2015 announcement of our proposed acquisition of substantially all of the real estate assets of Pinnacle and our December 2015 announcement of the resolution of the previously disclosed litigation with the Meadows and our entry into an amended purchase agreement with CCR, the owner of the Meadows. The Pinnacle transaction is expected to close during April 2016, while the Meadows transaction is expected to close during the second half of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond our control.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI's gaming facilities.

In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, we made a one-time distribution of $37.0 million to shareholders in order to confirm we appropriately allocated our historical earnings and profits relative to the separation from Penn. See Note 11 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
As of December 31, 2015, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Penn Master Lease. The Penn Master Lease is a triple-net operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the tenant is required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.  The Casino Queen property is leased back to a third party operator on a triple-net basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions of the Casino Queen lease are similar to the Penn Master Lease.

Additionally, in accordance with ASC 605, "Revenue Recognition" ("ASC 605"), the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as the Company has concluded it is the primary obligor.

Gaming revenue generated by our TRS Properties is derived primarily from video lottery gaming revenue and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties are derived from dining, retail, and certain other ancillary activities.
Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2015, our portfolio consisted of 21 gaming and related facilities. Our portfolio comprises approximately 7.2 million of property square footage and approximately 3,240 acres of owned and leased land and is broadly diversified by location across 12 states. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
As of December 31, 2015, substantially all of the Company's real estate properties were leased to a wholly-owned subsidiary of Penn, and the majority of the Company's rental revenues were derived from the Penn Master Lease. Penn is a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties, and an established gaming provider with strong financial performance. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the Securities and Exchange Commission. According to Penn's filings with the Securities and Exchange Commission, Penn's net revenues were $2.8 billion, $2.6 billion and $2.9 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Long-Term, Triple-Net Lease Structure
Our real estate properties are leased under triple-net leases guaranteed by our tenants with initial terms of 15 years (in addition to four 5 year renewals at the tenants' option), pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
Experienced and Committed Management Team
Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. William J. Clifford, chief financial officer of GLPI, is a finance professional with more than 30 years of experience in the gaming industry, including four years of gaming regulatory experience, sixteen years of casino property operations, and fourteen years of corporate experience. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

When reviewing the Company's financial results it should be noted that financial results for the Company's 2015 and 2014 fiscal years reflect a full year of operations for both operating segments, whereas financial results for the Company's 2013 fiscal year reflect a full year of operations for the businesses in the taxable REIT subsidiaries and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity.

Financial Highlights

We reported net revenues and income from operations of $575.1 million and $257.4 million, respectively, for the year ended December 31, 2015, compared to $591.1 million and $258.5 million, respectively, for the year ended December 31, 2014.  The major factors affecting our results for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were:

•
Rent recognized from tenant lease payments increased by $5.7 million for the year ended December 31, 2015, compared to December 31, 2014, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Penn Master Lease in the third quarter of 2014, as well as the impact of the Penn rent escalator, pursuant to the Penn Master Lease (effective November 1st of each year) and improved results at our two properties with monthly variable rent in 2015, partially offset by the closure of the Argosy Casino Sioux City in July 2014.

•
Net revenues from our TRS Properties declined $6.2 million for the year ended December 31, 2015, compared to December 31, 2014, primarily due to decreased gaming revenues at Hollywood Casino Perryville, resulting from additional competition in the Perryville market.

•
Real estate taxes paid by tenants decreased by $15.5 million, primarily due to a property tax appeal settlement at one of our properties leased to Penn. Although tenants are responsible for the payment of real estate taxes under the triple-net lease structure, we are required to record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as we have concluded we are the primary obligor under ASC 605, "Revenue Recognition." Accordingly, the real estate taxes component of operating expenses also declined by the same amount. This property tax appeal resulted in lower net revenues and operating expenses in the year ended December 31, 2015, as compared to the year ended December 31, 2014, but had no impact on income from operations or net income.

•
Decreased gaming expenses of $5.8 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to a decrease in gaming taxes at Hollywood Casino Perryville, resulting from lower gaming revenues and a decrease in the gaming tax rate on revenue generated from slot machines.

•
Decreased food, beverage and other expenses of $1.1 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily driven by decreased food and beverage sales at our TRS Properties.

•
General and administrative expenses increased $4.8 million for the year ended December 31, 2015, compared to the prior year, primarily due to legal and consulting fees incurred by our GLP Capital segment related to the recently settled Meadows litigation and in connection with the Pinnacle transaction, as well as an increase in short-term incentive compensation and stock based compensation expense, led by additional expense for restricted stock awards and performance-based restricted stock awards.

•
Increased depreciation expense of $2.9 million for the year ended December 31, 2015, compared to the prior year, primarily due to a full year of depreciation expense on the assets placed into service at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway during the third quarter of 2014.

•	Increased interest expense of $7.2 million for the year ended December 31, 2015, compared to the prior year, primarily due to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense.

•	Increased income tax expense of $2.3 million for the year ended December 31, 2015, compared to the prior year.

•	Net income decreased by $10.7 million for the year ended December 31, 2015, compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On December 15, 2015, the Company entered into the Amended and Restated Membership Interest Purchase Agreement with CCR to acquire the Meadows which is located in Washington, Pennsylvania for a base purchase price of $440 million, inclusive of the $10 million previously paid to CCR, subject to certain closing adjustments, including adjustments based on the amount of working capital and other operational cash balances. The amended purchase agreement amends and restates the original purchase agreement entered into among the same parties on May 13, 2014. GLPI expects to sell the gaming operations to a third party operator, while retaining ownership of the land and buildings. The transaction is expected to close in the second half of 2016. However, we cannot predict the actual date on which the transaction will be completed because such transaction is subject to conditions beyond our control.

As previously reported, on October 27, 2014, the Company filed a lawsuit in the Southern District of New York against CCR alleging, among other things, fraud, breach of the agreement and breach of the related consulting agreement entered into at the same time. The lawsuit was subsequently re-filed in New York state court on January 7, 2015 for procedural reasons. In connection with entering into the Amended and Restated Membership Interest Purchase Agreement described above, the parties also entered into the Settlement Agreement, dated December 15, 2015, pursuant to which the parties released all claims against each other with respect to the outstanding litigation, and which further provides for a mutual waiver, release and covenant among the parties.

•
On July 20, 2015, the Company entered into a definitive agreement with Pinnacle to acquire, subject to the terms and conditions thereof, substantially all of Pinnacle's real estate assets in a series of transactions including a spin-off by Pinnacle of its gaming and other operating assets into a new publicly-traded company followed by a merger of Pinnacle with a wholly owned subsidiary of GLPI. The transaction consideration includes 0.85 shares of GLPI common stock to be issued in respect of each issued and outstanding share of Pinnacle common stock and certain

Pinnacle equity awards. In addition, GLPI would assume $2.7 billion of Pinnacle's debt, which will be refinanced at closing. The Company also expects to issue additional equity, the proceeds of which will be used to fund transaction costs. The transaction is expected to close in April 2016. However, we cannot predict the actual date on which the transaction will be completed because such transaction is subject to conditions beyond our control. See Item 1. Business - Overview in Part I of this Annual Report on Form 10-K for further details surrounding the Pinnacle merger.

•
Operations at both Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, our two joint development properties with Penn, commenced during the third quarter of 2014. Both properties were added to the Penn Master Lease upon commencement of operations.

•
Operations at the Argosy Casino Sioux City, which was operated by Penn, ceased at the end of July 2014, as the result of a ruling of the Iowa Racing and Gaming Commission ("IRGC"). Penn challenged the denial of its gaming license renewal by the IRGC but was ultimately ordered to cease operations by the Iowa Supreme Court.

TRS Properties

•
Hollywood Casino Perryville continued to face increased competition, led by the August 26, 2014 opening of the Horseshoe Casino Baltimore, located in downtown Baltimore. Horseshoe Casino Baltimore has and will continue to negatively impact Hollywood Casino Perryville's results of operations.

•
Furthermore, in November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The 2012 law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. During the first half of 2015, Hollywood Casino Perryville directly purchased slot machines, and as a result its tax rate on gaming revenues derived from slot machines decreased from 67 percent to 61 percent effective April 1, 2015, resulting in a 2015 effective tax rate of 62.5 percent. Prior to Hollywood Casino Perryville's direct slot machine purchases, all slot machines were owned by the state. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The $1.3 billion casino resort, which is currently under construction and nteexpected to open in the fourth quarter of 2016, will adversely impact Hollywood Casino Perryville’s financial results.

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
Income Taxes
We elected on our U.S. federal income tax return for our taxable year beginning on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders.

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
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. Real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by GLPI include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements. Additionally, the amortization of real estate assets subject to capital leases (for which GLPI is the lessee) is included within the depreciation line item of the Company's consolidated statements of income.
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
Goodwill and Other Intangible Assets
At December 31, 2015, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our consolidated balance sheet, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. Our goodwill resides on the books of our Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of our Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
Under ASC 350, we are required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. We have elected to perform our annual goodwill impairment test as of October 1 of each year. ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. In order to determine the fair value of the Baton Rouge reporting unit, the Company utilized a discounted cash flow model, which relied on projected EBITDA to determine the reporting unit's future cash flows. If the carrying amount exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
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
We assessed the fair value of our gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming we built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

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
Forecasted cash flows can be significantly impacted by the local economy in which our subsidiaries operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions in which we operate can result in increased competition for the property. This generally has a negative effect on profitability once competitors become established, as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.
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
We determined the fair value of our goodwill and gaming license as of October 1, 2015 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on our balance sheet. In determining the fair value of each asset, we incorporated recent operating trends of both TRS properties, as well as the continued impact of the opening of the Horseshoe Casino Baltimore in August 2014 and the expected impact of the anticipated opening of new casino in Prince George's County during the fourth quarter of 2016 on Hollywood Casino Perryville into our current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amounts, and as of October 1, 2015, our goodwill and gaming license were not impaired.
Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Penn Master Lease and accounts for a significant portion of our revenues. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities, such as those owned by Pinnacle and CCR, to lease to gaming operators under prudent terms, which may or may not include Penn.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 are summarized below:

Year Ended December 31,	2015	2014	2013
	(in thousands)
Revenues
Rental	$392,075	$386,403	$62,278
Real estate taxes paid by tenants	35,050	50,534	7,602
Total rental revenue	427,125	436,937	69,880
Gaming	142,310	148,283	159,352
Food, beverage and other	11,213	11,621	12,357
Total revenues	580,648	596,841	241,589
Less promotional allowances	(5,595)	(5,773)	(6,137)
Net revenues	575,053	591,068	235,452
Operating expenses
Gaming	77,188	82,995	89,367
Food, beverage and other	8,586	9,734	10,775
Real estate taxes	36,412	52,154	9,220
General and administrative	85,669	80,836	43,262
Depreciation	109,783	106,843	28,923
Total operating expenses	317,638	332,562	181,547
Income from operations	$257,415	$258,506	$53,905

Certain information regarding our results of operations by segment for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(in thousands)
GLP Capital	$427,125	$436,944	69,880	$232,701	$234,971	27,656
TRS Properties	147,928	154,124	165,572	24,714	23,535	26,249
Total	$575,053	$591,068	$235,452	$257,415	$258,506	$53,905

FFO, AFFO and Adjusted EBITDA

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation and straight-line rent adjustments, reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, management fees stock based compensation expense and straight-line rent adjustments.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 is as follows:

Year Ended December 31,	2015	2014	2013
	(in thousands)
Net income	$128,122	$138,807	$14,853
Losses (gains) from dispositions of property	185	10	(39)
Real estate depreciation	95,511	92,750	14,896
Funds from operations	$223,818	$231,567	$29,710
Straight-line rent adjustments	55,825	44,877	6,677
Other depreciation	14,272	14,093	14,027
Amortization of debt issuance costs (1)	14,016	8,057	700
Stock based compensation	16,811	12,258	1,566
Maintenance CAPEX	(2,953)	(3,538)	(4,230)
Adjusted funds from operations	$321,789	$307,314	$48,450
Interest, net	121,851	114,586	19,253
Management fees	—	—	4,203
Income tax expense	7,442	5,113	15,596
Maintenance CAPEX	2,953	3,538	4,230
Amortization of debt issuance costs (1)	(14,016)	(8,057)	(700)
Adjusted EBITDA	$440,019	$422,494	$91,032

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 is as follows:

	GLP Capital (1)			TRS Properties
Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(in thousands)
Net income	$119,914	$130,580	$1,635	$8,208	$8,227	13,218
(Gains) losses from dispositions of property	152	(149)	—	33	159	(39)
Real estate depreciation	95,511	92,750	14,896	—	—	—
Funds from operations	$215,577	$223,181	$16,531	$8,241	$8,386	13,179
Straight-line rent adjustments	55,825	44,877	6,677	—	—	—
Other depreciation	1,913	1,832	—	12,359	12,261	14,027
Debt issuance costs amortization (3)	14,016	8,057	700	—	—	—
Stock based compensation	16,811	12,258	1,566	—	—	—
Maintenance CAPEX	—	—	—	(2,953)	(3,538)	(4,230)
Adjusted funds from operations	$304,142	$290,205	$25,474	$17,647	$17,109	22,976
Interest, net (2)	111,449	104,180	19,254	10,402	10,406	(1)
Management fees	—	—	—	—	—	4,203
Income tax expense	1,338	211	6,767	6,104	4,902	8,829
Maintenance CAPEX	—	—	—	2,953	3,538	4,230
Debt issuance costs amortization (3)	(14,016)	(8,057)	(700)	—	—	—
Adjusted EBITDA	$402,913	$386,539	$50,795	$37,106	$35,955	40,237

(1)	GLP Capital operations commenced November 1, 2013 in connection with the Spin-Off.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the years ended December 31, 2015 and 2014.

(3) Such amortization is a non-cash component included in interest, net.

2015 Compared with 2014

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $119.9 million, $215.6 million, $304.1 million and $402.9 million, respectively, for the year ended December 31, 2015. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $130.6 million, $223.2 million, $290.2 million and $386.5 million, respectively, for the year ended December 31, 2014. The $10.7 million decline in net income in our GLP Capital segment was primarily driven by a $5.7 million increase in rent recognized from tenant lease payments, offset by a $5.1 million increase in general and administrative expenses, a $2.8 million increase in depreciation expense, a $7.3 million increase in interest, net and a $1.1 million increase in income tax expense for the year ended December 31, 2015 compared to the prior year. The decrease in net income also drove the $7.6 million decline in FFO, offset by higher real estate depreciation of $2.7 million which is added back to net income. The additional $2.7 million of real estate depreciation related to a full year of depreciation at our Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway facilities. The $13.9 million increase in AFFO for our GLP Capital segment was primarily driven by the items noted above as well as, higher add-backs of non-cash straight-line rent adjustments, driven by the opening of the Dayton Raceway and Mahoning Valley Race Course facilities during the third quarter of 2014, higher stock-based compensation expense and increased amortized debt issuance costs, associated with the bridge financing related to the Pinnacle transaction. As interest and taxes are added back for purposes of calculating Adjusted EBITDA, the $16.4 million increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in these items described above, less the increase in amortized debt issuance costs, which are non-cash and excluded from AFFO.

Net income and FFO for our TRS Properties segment were relatively flat year over year, primarily due to additional competition in the Perryville market and increased operating pressure at both of our TRS Properties, offset by lower gaming taxes at Perryville related to the purchase of slot machines in exchange for gaming tax reductions and food and beverage expense reduction at Baton Rouge.  AFFO for our TRS Properties segment increased by $0.5 million for the year ended

December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the reasons described above, as well as a decrease of $0.6 million in maintenance capital expenditures at the TRS Properties for the year ended December 31, 2015.  Adjusted EBITDA for our TRS Properties segment increased $1.2 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the explanations described above, as well as higher taxes in the year ended December 31, 2015.

2014 Compared with 2013

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $223.2 million, $290.2 million and $386.5 million, respectively, for the year ended December 31, 2014. The increases in FFO, AFFO and Adjusted EBITDA from the year ended December 31, 2013 were primarily due to a full year of real estate operations in 2014 compared to only two months of real estate operations in 2013.

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

Revenues

Revenues for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Total rental revenue	$427,125	$436,937	$(9,812)	(2.2)%
Gaming	142,310	148,283	(5,973)	(4.0)%
Food, beverage and other	11,213	11,621	(408)	(3.5)%
Total Revenues	580,648	596,841	(16,193)	(2.7)%
Less promotional allowances	(5,595)	(5,773)	178	3.1%
Net revenues	$575,053	$591,068	$(16,015)	(2.7)%

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Total rental revenue	$436,937	$69,880	$367,057	525.3%
Gaming	148,283	159,352	(11,069)	(6.9)%
Food, beverage and other	11,621	12,357	(736)	(6.0)%
Total Revenues	596,841	241,589	355,252	147.0%
Less promotional allowances	(5,773)	(6,137)	364	5.9%
Net revenues	$591,068	$235,452	$355,616	151.0%

Total rental revenue

2015 Compared to 2014

For the year ended December 31, 2015, rental income was $427.1 million for our GLP Capital segment, which included rent recognized from tenant lease payments of $392.1 million and $35.0 million of revenue for the real estate taxes paid by our tenants on the leased properties.  For the year ended December 31, 2014, rental income was $436.9 million for our GLP Capital segment, which included rent recognized from tenant lease payments of $386.4 million and $50.5 million of revenue for the real estate taxes paid by our tenants on the leased properties. Rent recognized from tenant lease payments increased by $5.7 million for the year ended December 31, 2015, compared to December 31, 2014, primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Penn Master Lease in the third quarter of 2014, as well as the impact of the Penn rent escalator, pursuant to the Penn Master Lease (effective November 1st of each year) and improved results at our two properties with monthly variable rent in 2015, partially offset by the closure of the Argosy Casino Sioux City in July 2014.

During the fourth quarter of 2015, Penn received a significant real estate tax refund related to the settlement of property tax appeal at a GLPI owned property, which directly offset its real estate taxes paid during the quarter. Although tenants are responsible for the payment of real estate taxes under the triple-net lease structure, we are required to record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in real estate taxes within our consolidated statement of income as we have concluded we are the primary obligor under ASC 605. This tax refund resulted in lower net revenues for the year ended December 31, 2015, as compared to the year ended December 31, 2014, despite an increase in rent recognized from tenant lease payments but had no impact on our income from operations or net income.

2014 Compared to 2013

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

Gaming revenue

2015 Compared to 2014

Gaming revenue for our TRS Properties segment decreased by $6.0 million, or 4.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to decreased gaming revenues of $5.5 million at Hollywood Casino Perryville, resulting from additional competition in the Perryville market.

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

Operating Expenses

Operating expenses for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Gaming	$77,188	$82,995	$(5,807)	(7.0)%
Food, beverage and other	8,586	9,734	(1,148)	(11.8)%
Real estate taxes	36,412	52,154	(15,742)	(30.2)%
General and administrative	85,669	80,836	4,833	6.0%
Depreciation	109,783	106,843	2,940	2.8%
Total operating expenses	$317,638	$332,562	$(14,924)	(4.5)%

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Gaming	$82,995	$89,367	$(6,372)	(7.1)%
Food, beverage and other	9,734	10,775	(1,041)	(9.7)%
Real estate taxes	52,154	9,220	42,934	465.7%
General and administrative	80,836	43,262	37,574	86.9%
Depreciation	106,843	28,923	77,920	269.4%
Total operating expenses	$332,562	$181,547	$151,015	83.2%

Gaming expense

2015 Compared with 2014

Gaming expense for our TRS Properties segment decreased by $5.8 million, or 7.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to a $5.8 million decrease in gaming and admission taxes at Hollywood Casino Perryville, resulting from lower gaming revenues and a decrease in the gaming tax rate on revenue generated from slot machines. During the year ended December 31, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state.

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

Real estate taxes

2015 Compared with 2014

Real estate taxes decreased by $15.7 million, or 30.2%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the receipt of a significant property tax refund at one of our properties which is leased to Penn related to the settlement of a property tax appeal.  Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

2014 Compared with 2013

Real estate taxes increased by $42.9 million, or 465.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a full year of real estate taxes paid by our tenants on the leased properties in our GLP Capital segment.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation awards), professional services, rent expense, and costs associated with development activities. In addition, Penn provided GLPI with certain administrative and support services on a transitional basis pursuant to a transition services agreement executed in connection with the Spin-Off during the years ended December 31, 2015, 2014 and 2013. The fees charged to GLPI for transition services furnished pursuant to this agreement were determined based on fixed percentages of Penn’s internal costs which were intended to approximate the actual cost incurred by Penn in providing the transition services to GLPI for the relevant period. These services were terminated as of September 30, 2015.

2015 Compared with 2014

General and administrative expenses increased by $4.8 million, or 6.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to legal and consulting fees incurred by our GLP Capital segment related to the recently settled Meadows litigation and the Pinnacle transaction, as well as an increase in short-term incentive compensation and stock based compensation expense.

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

Depreciation expense

2015 Compared with 2014

Depreciation expense increased by $2.9 million, or 2.8%, to $109.8 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a full year of depreciation expense on the assets placed into service at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway during the third quarter of 2014.

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

Other income (expenses)

Other income (expenses) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Interest expense	$(124,183)	$(117,030)	$(7,153)	(6.1)%
Interest income	2,332	2,444	(112)	(4.6)%
Total other expenses	$(121,851)	$(114,586)	$(7,265)	(6.3)%

				Percentage
Year Ended December 31,	2014	2013	Variance	Variance
Interest expense	$(117,030)	$(19,254)	$(97,776)	(507.8)%
Interest income	2,444	1	2,443	244,300.0%
Management fee	—	(4,203)	4,203	100.0%
Total other expenses	$(114,586)	$(23,456)	$(91,130)	(388.5)%

Interest expense
2015 Compared with 2014
For the year ended December 31, 2015, interest expense related to our fixed and variable rate borrowings was $124.2 million, as compared to $117.0 million in the year ended December 31, 2014. Interest expense primarily increased due to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense.
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

Management fees

2014 Compared with 2013

Management fees decreased by $4.2 million, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the management agreement with Penn terminating on November 1, 2013 in connection with the Spin-Off.

Taxes

2015 Compared to 2014

During the year ended December 31, 2015, we had income tax expense of approximately $7.4 million, compared to income tax expense of $5.1 million during the year ended December 31, 2014. Income tax expense increased by $2.3 million for the year ended December 31, 2015, compared to the prior year. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 5.5% for the year ended December 31, 2015, as compared to 3.6% for the year ended December 31, 2014.

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

Net cash provided by operating activities was $319.7 million, $273.3 million and $80.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash provided by operating activities of $46.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily comprised of a decrease in cash paid to suppliers and vendors of $21.4 million, a $15.4 million decrease related to cash paid for taxes (including tax transfers to Penn by our TRS Properties prior to the Spin-Off) and an increase in cash receipts from customers/tenants of $10.3 million. The decrease in cash paid to suppliers and vendors was driven by a decrease in gaming and food beverage and other expenses due to declining revenues at our TRS Properties and a decrease in working capital requirements, partially offset by an increase in general and administrative expenses. The increase in cash receipts collected from our customers/tenants for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Penn Master Lease in the third quarter of 2014, as well as the impact of the Penn rent escalator, pursuant to the Penn Master Lease (effective November 1st of each year) and improved results at our two properties with monthly variable rent in 2015, partially offset by a decrease of $6.2 million in our TRS Properties’ net revenues due to operating pressure and competition in their respective markets. The increase in net cash provided by operating activities for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of a full year of REIT operations in 2014.

Net cash used in investing activities totaled $14.1 million, $317.3 million and $16.3 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Net cash used in investing activities for the year ended December 31, 2015 included capital expenditures of $19.1 million, primarily related to $6.5 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments received of $4.7 million made by Casino Queen on their five year term loan. Net cash used in investing activities for the year ended December 31, 2014 included a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million five year term loan to Casino Queen, less $9.0 million of principal payments, as well as capital expenditures of $142.8 million primarily related to construction spend at the two recently opened Ohio facilities. Net cash used in investing activities for the year ended December 31, 2013 primarily consisted of capital project spend of $12.2 million and capital maintenance expenditures of $4.2 million.

Financing activities used net cash of $299.6 million and $205.2 million, respectively, during the years ended December 31, 2015 and 2014 and provided net cash of $206.3 million during the year ended December 31, 2013. Net cash used in financing activities for the year ended December 31, 2015 included dividend payments of $251.7 million and repayments of long-term debt and financing costs of $77.6 million, partially offset by proceeds from stock option exercises of $29.7 million. Net cash used in financing activities for the year ended December 31, 2014 included dividend payments of $494.1 million (including the Purging Distribution), partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $259.6 million and proceeds from stock option exercises of $29.9 million. Net cash provided by financing activities for the year ended December 31, 2013 included proceeds from the issuance of long-term debt, net of issuance costs of $2,301.9 million, partially offset by the cash distribution to Penn in connection with the Spin-Off of $2,090.0 million.

Capital Expenditures

Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility or create a new facility. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair. During the year ended December 31, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state. Previously, all of the property's slot machines were owned by the state. As this one-time project cost was dictated by new state legislation that allowed Maryland casinos to purchase their slot machines in exchange for gaming tax reductions this expense was treated as a capital project expenditure. During the fourth quarter of 2015 and going forward Hollywood Casino Perryville incurred and will continue to incur incremental expenses related to slot purchases which will be treated as capital maintenance. The purchase of incremental slot machines at Hollywood Casino Baton Rouge was treated as capital maintenance during the three years ended December 31, 2015.

Capital project expenditures totaled $16.1 million for the year ended December 31, 2015 and primarily consisted of construction spend totaling $6.5 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's direct purchase of slot machines. During the year ended December 31, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.9 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. During the years ended December 31, 2014 and 2013, capital project expenditures totaled $139.2 million and $12.2 million, respectively. Capital expenditures in the year ended December 31, 2014 primarily consisted of $71.3 million and $63.0 million for the real estate related construction costs of the Mahoning Valley Race Course and the Dayton Raceway, respectively. Operations at both facilities commenced during the year ended December 31, 2014 and were added to the Penn Master Lease upon commencement of operations.

During the years ended December 31, 2015, 2014 and 2013 we spent approximately $3.0 million, $3.5 million and $4.2 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a one billion dollar Credit Facility, consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. The Credit Facility matures on October 28, 2018. At December 31, 2015, the Credit Facility had a gross outstanding balance of $490 million, consisting of the $300 million Term Loan A facility and $190 million of borrowings under the revolving credit facility. Additionally, at December 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $509.1 million of available borrowing capacity under the revolving credit facility as of December 31, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2015, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2015, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, (collectively the "Notes") is payable semi-annually on May 1 and November 1 of each year.
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
The Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At December 31, 2015, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility and Financing Commitments
In connection with the proposed Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties have committed to provide a $1.875 billion senior unsecured 364-day term loan bridge facility (the "GLPI Bridge Facility"). The Company expects to raise the proceeds necessary to finance the Pinnacle transaction through a combination of debt and equity offerings and does not expect to utilize the GLPI Bridge Facility (the "Bridge Facility").
Also in connection with the Pinnacle transaction, the Company entered into Amendment No. 1 (the "Credit Agreement Amendment"), dated July 31, 2015, to the Credit Facility. The Credit Agreement Amendment provides incremental term loan commitments in an aggregate committed amount of $825 million subject to limited conditionality (the "Limited Conditionality Incremental Term Facility"). The Credit Agreement Amendment also provides for revolving loans in a principal amount not to exceed $411 million borrowed in connection with the transactions to be subject to the same limited conditionality as the incremental term loans (the "Limited Conditionality Revolver").
The commitment of the Commitment Parties under the Commitment Letter expires upon the earliest to occur of (i) 11:59 p.m. (New York City time) on March 31, 2016, unless we elect the "end date extension" (as defined in the Merger Agreement) in which case such date shall be extended to 11:59 p.m. (New York City time) on June 30, 2016, (ii) the closing of the Merger either (a) without the use of the Bridge Facility or (b) if the Bridge Facility is intended to be used, the execution of the definitive credit documentation and the funding of the loans thereunder, (iii) the termination of the Merger Agreement we entered into with Pinnacle in accordance with its terms and (iv) as to the portion of the commitments to be reduced on certain automatic reduction events in accordance with the terms of the Commitment Letter, upon such events.
To the extent the Bridge Facility funds, the interest rate per annum applicable to loans under the Bridge Facility would be equal to three-month LIBOR rate plus 1.75% and, unless the loans under the Bridge Facility are repaid in full within three months following the closing date, the applicable margin would increase by 0.25% at the end of such three-month period and would increase by an additional 0.25% at the end of each of the two succeeding three-month periods thereafter to the extent such loans remain outstanding at such dates. To the extent the Limited Conditionality Incremental Term Facility funds, the interest rate per annum applicable to loans under the Limited Conditionality Incremental Term Facility would be, at our option, equal to either a base rate or a LIBOR rate plus an applicable margin ranging from LIBOR plus 1.00% to 2.00% or base rate plus 0.00% to 1.00% based on a ratings-based pricing grid.
If the Bridge Facility and the Limited Conditionality Incremental Term Facility fund, they will not be subject to amortization. The Bridge Facility would be subject to mandatory prepayment to the extent of net proceeds of certain debt for borrowed money and equity issuances. The borrower may prepay all or any portion of the loans, if any, under the Bridge Facility, the Limited Conditionality Incremental Term Facility and the Limited Conditionality Revolver prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.
The Bridge Facility would contain customary affirmative and negative covenants and events of default consistent with those in the credit agreement governing our existing Credit Facility. The Limited Conditionality Incremental Term Facility and the Limited Conditionality Revolver would contain the affirmative and negative covenants and events of default that are in the credit agreement governing our existing Credit Facility.
The availability of the Bridge Facility, the Limited Conditionality Incremental Term Facility and the Limited Conditionality Revolver is subject to customary conditions, including conditions that do not relate directly to the conditions to closing in the Merger Agreement we entered into with Pinnacle. We may elect to enter into long-term debt financing instead of funding loans in connection with the Bridge Facility. Such long-term debt financing could consist of senior unsecured notes of certain of our subsidiaries. Any determination to enter into alternative debt financing will be based on, among other items, market conditions at the time such debt financing would be syndicated, placed or incurred. There can be no assurances as to the terms of such debt financing. Currently, we expect to raise the proceeds necessary to finance the Pinnacle transaction through a combination of debt and equity offerings and do not expect to utilize the Bridge Facility. However, there can be no assurance that we will be able to raise sufficient funds through an equity and/or debt offering.
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
For example, we expect to raise funds through both debt and equity offerings during early 2016 to finance our proposed acquisition of substantially all of the Pinnacle real estate assets and to pay transaction fees and expenses. This amount is expected to be funded through one or more of the following sources: available cash on hand, the issuance and sale by GLP Capital and GLP Financing II, Inc. of senior unsecured notes, the issuance and sale by GLPI of common equity interests and borrowings under the GLPI Bridge Facility, the GLPI Limited Conditionality Incremental Term Facility and the GLPI Limited

Conditionality Revolver (each as described herein). Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2015:

	Payments Due By Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and After
	(in thousands)
Senior unsecured credit facility
Principal	$490,000	$—	$490,000	$—	$—
Interest (1)	44,533	14,590	29,943	—	—
4.375% senior subordinated notes
Principal	550,000	—	550,000	—	—
Interest	72,188	24,063	48,125	—	—
4.875% senior subordinated notes
Principal	1,000,000	—	—	1,000,000	—
Interest	243,750	48,750	97,500	97,500	—
5.375% senior subordinated notes
Principal	500,000	—	—	—	500,000
Interest	215,000	26,875	53,750	53,750	80,625
Capital lease obligations	1,389	102	220	242	825
Purchase obligations	702	513	174	15	—
Operating leases	50,091	1,565	3,078	1,557	43,891
Other liabilities reflected in the Company's consolidated balance sheets (2)	379	379	—	—	—
Total	$3,168,032	$116,837	$1,272,790	$1,153,064	$625,341

(1)
The interest rates associated with the variable rate components of our senior unsecured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR of 150 basis points. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)	Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2015 for the following future periods:

	Total Amounts Committed	2016	2017 - 2018	2019 - 2020	2021 and After
	(in thousands)
Letters of Credit (1)	$855	$855	—	—	—
Total	$855	$855	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015 and 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,541.4 million at December 31, 2015. Furthermore, $2,050.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from three to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2015.

	01/01/16-12/31/16	01/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20-12/31/20	Thereafter	Total	Fair Value at 12/31/2015
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$550,000	$—	$1,000,000	$500,000	$2,050,000	$2,014,750
Average interest rate			4.38%		4.88%	5.38%

Variable rate	$—	$—	$490,000	$—	$—	$—	$490,000	$479,612
Average interest rate (1)			3.56%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Gaming and Leisure Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaming and Leisure Properties, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gaming and Leisure Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2016

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2015	December 31, 2014

Assets
Real estate investments, net	$2,090,059	$2,180,124
Property and equipment, used in operations, net	129,747	134,028
Cash and cash equivalents	41,875	35,973
Prepaid expenses	7,908	7,900
Other current assets	57,721	45,254
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	3,563	—
Loan receivable	29,350	34,000
Deferred tax assets, non-current	2,447	2,694
Other assets	387	383
Total assets	$2,448,155	$2,525,454

Liabilities
Accounts payable	$406	$4,409
Accrued expenses	9,580	5,339
Accrued interest	17,623	17,528
Accrued salaries and wages	13,719	12,581
Gaming, property, and other taxes	24,702	22,741
Current maturities of long-term debt	102	81
Other current liabilities	17,687	15,788
Long-term debt, net of current maturities and unamortized debt issuance costs	2,510,239	2,570,280
Deferred rental revenue	107,379	51,554
Deferred tax liabilities, non-current	232	1,443
Total liabilities	2,701,669	2,701,744

Commitments and Contingencies (Note 9)

Shareholders’ deficit

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 and 112,981,088 shares issued at December 31, 2015 and December 31, 2014, respectively)	1,156	1,130
Additional paid-in capital	935,220	888,860
Retained deficit	(1,189,890)	(1,066,280)
Total shareholders’ deficit	(253,514)	(176,290)
Total liabilities and shareholders’ deficit	$2,448,155	$2,525,454

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2015	2014	2013

Revenues
Rental	$392,075	$386,403	$62,278
Real estate taxes paid by tenants	35,050	50,534	7,602
Total rental revenue	427,125	436,937	69,880
Gaming	142,310	148,283	159,352
Food, beverage and other	11,213	11,621	12,357
Total revenues	580,648	596,841	241,589
Less promotional allowances	(5,595)	(5,773)	(6,137)
Net revenues	575,053	591,068	235,452

Operating expenses
Gaming	77,188	82,995	89,367
Food, beverage and other	8,586	9,734	10,775
Real estate taxes	36,412	52,154	9,220
General and administrative	85,669	80,836	43,262
Depreciation	109,783	106,843	28,923
Total operating expenses	317,638	332,562	181,547
Income from operations	257,415	258,506	53,905

Other income (expenses)
Interest expense	(124,183)	(117,030)	(19,254)
Interest income	2,332	2,444	1
Management fees	—	—	(4,203)
Total other expenses	(121,851)	(114,586)	(23,456)

Income before income taxes	135,564	143,920	30,449
Income tax expense	7,442	5,113	15,596
Net income	$128,122	$138,807	$14,853

Earnings per common share:
Basic earnings per common share	$1.12	$1.23	$0.13
Diluted earnings per common share	$1.08	$1.18	$0.13

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	—	$—	$71,356	$164,974	$236,330
Contributions to Penn National Gaming, Inc., prior to Spin-Off	—	—	(3,387)	(46,913)	(50,300)
Real estate assets and liabilities contributed to GLPI from Penn National Gaming, Inc. (See Note 1)	88,601,637	886	2,022,687	—	2,023,573
Cash contribution to Penn National Gaming, Inc. in connection with Spin-Off			(2,090,000)	—	(2,090,000)
Stock option activity	57,811	1	2,621	—	2,622
Restricted stock activity	—	—	374	—	374
Net income	—	—	—	14,853	14,853
Balance, December 31, 2013	88,659,448	887	3,651	132,914	137,452
Stock option activity	2,184,980	21	38,648	—	38,669
Restricted stock activity	156,839	2	3,519	—	3,521
Dividends paid, including the Purging Distribution ($14.32 per common share)	21,979,821	220	843,677	(1,338,001)	(494,104)
Distribution in connection with tax matter agreement	—	—	(635)	—	(635)
Net income	—	—	—	138,807	138,807
Balance, December 31, 2014	112,981,088	1,130	888,860	(1,066,280)	(176,290)
Stock option activity	2,511,639	25	34,621	—	34,646
Restricted stock activity	101,594	1	11,739	—	11,740
Dividends paid ($2.18 per common share)	—	—	—	(251,732)	(251,732)
Net income	—	—	—	128,122	128,122
Balance, December 31, 2015	115,594,321	$1,156	$935,220	$(1,189,890)	$(253,514)

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2015	2014	2013
Operating activities
Net income	$128,122	$138,807	$14,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,783	106,843	28,923
Amortization of debt issuance costs	14,016	8,057	1,270
Losses (gains) on dispositions of property	185	10	(39)
Deferred income taxes	(813)	(3,305)	(5,646)
Stock-based compensation	16,811	12,258	1,566
Straight-line rent adjustments	55,825	44,877	6,677

(Increase) decrease,
Prepaid expenses and other current assets	(9,708)	(10,601)	(885)
Other assets	(4)	(1,660)	(662)
(Decrease), increase
Accounts payable	(946)	(1,650)	2,638
Accrued expenses	4,241	(8,444)	7,996
Accrued interest	95	(527)	17,216
Accrued salaries and wages	1,138	2,244	2,131
Gaming, property and other taxes	(956)	527	(7)
Income taxes	—	(17,054)	4,018
Other current and noncurrent liabilities	1,899	2,877	583
Net cash provided by operating activities	319,688	273,259	80,632
Investing activities
Capital project expenditures, net of reimbursements	(16,149)	(139,231)	(12,198)
Capital maintenance expenditures	(2,953)	(3,538)	(4,230)
Proceeds from sale of property and equipment	310	180	153
Funding of loan receivable	—	(43,000)	—
Principal payments on loan receivable	4,650	9,000	—
Acquisition of real estate	—	(140,730)	—
Net cash used in investing activities	(14,142)	(317,319)	(16,275)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(6,982)
Cash contributions to Penn National Gaming, Inc. in connection with Spin-Off	—	—	(2,090,000)
Dividends paid (including the Purging Distribution in 2014)	(251,732)	(494,104)	—
Proceeds from exercise of options	29,686	29,931	1,431
Proceeds from issuance of long-term debt	—	291,950	2,350,000
Financing costs	(9,500)	(306)	(48,147)
Payments of long-term debt	(68,098)	(32,024)	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	—	(635)	—
Net cash (used in) provided by financing activities	(299,644)	(205,188)	206,302
Net increase (decrease) in cash and cash equivalents	5,902	(249,248)	270,659
Cash and cash equivalents at beginning of period	35,973	285,221	14,562
Cash and cash equivalents at end of period	$41,875	$35,973	$285,221
See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Consolidated Financial Statements

1.    Business and Basis of Presentation

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a triple-net operating lease with an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2015, GLPI’s portfolio consisted of 21 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states and contain approximately 7.0 million of rentable square feet. As of December 31, 2015, the Company's properties were 100% occupied.
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
GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including its July 2015 announcement of the proposed acquisition of substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") and its December 2015 announcement of the resolution of the previously disclosed litigation with The Meadows Racetrack and Casino (the "Meadows") and entry into an amended purchase agreement with Cannery Casino Resorts LLC, the owner of the Meadows. The Pinnacle transaction is expected to close during April 2016, while the Meadows transaction is expected to close during the second half of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond such parties' control.
On July 20, 2015, GLPI, Gold Merger Sub, LLC, a direct, wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle entered into a merger agreement (as it may be amended from time to time, the "Merger Agreement") providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the consummation of the Merger, GLPI will own all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Merger, Pinnacle will cause certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation, Pinnacle will distribute to Pinnacle’s stockholders all of the issued and outstanding shares of common stock of OpCo owning Pinnacle’s operating assets and certain other specified assets. Then, upon satisfaction or waiver of the conditions to closing in the Merger Agreement on the closing date, Pinnacle will merge with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the Securities and Exchange Commission on December 23, 2015, as most recently amended on February 16, 2016 (and as the same may be thereafter amended, the "Joint Proxy Statement/Prospectus"). Merger Sub, as the surviving company in the Merger, will then own substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and will lease those assets back to OpCo pursuant to a triple-net 35 year (including extension renewals) master lease agreement (the "Pinnacle Master Lease Agreement) substantially in the form attached as Exhibit B to the Merger Agreement. A wholly-owned subsidiary of OpCo would operate the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.
At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.85 shares of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. The exchange ratio will not be adjusted to reflect changes in the price of GLPI common stock or the price of Pinnacle common stock occurring prior to the completion of the Merger. The obligations of GLPI and Pinnacle to effect the Merger are subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including the applicable approvals of each company’s stockholders and gaming regulatory approvals). Upon completion of the Merger, the current directors and officers of GLPI are expected to continue in their current positions, other than as may be publicly announced by GLPI in the normal course of business.
In connection with the proposed Merger, GLPI and Pinnacle will each hold a special meeting of their respective stockholders. At the GLPI special meeting, GLPI stockholders will be asked to vote on (i) a proposal to approve the issuance of GLPI common stock to Pinnacle stockholders in the Merger and (ii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the issuance of shares of GLPI common stock to Pinnacle stockholders in the Merger. At the Pinnacle special meeting, Pinnacle stockholders will be asked to vote on (i) a proposal to adopt the Merger Agreement, (ii) an advisory (non-binding)

proposal to approve certain compensation that may be paid or become payable to the named executive officers of Pinnacle in connection with the Merger, and (iii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the Merger and the other transactions contemplated by the Merger Agreement. The Joint Proxy Statement/Prospectus describes the foregoing proposals in more detail, as well as other matters contemplated in connection with the proposed Merger.
The Merger Agreement may be terminated, subject to certain exceptions, prior to the effective time of the Merger by either GLPI or Pinnacle under certain conditions, including if the Merger has not been consummated on or before March 31, 2016, subject to one three-month extension by GLPI, at the election of GLPI, if the only conditions not satisfied at such time related to regulatory and other government approvals. The Company expects to exercise the extension.
As a result of adopting two new accounting pronouncements, at December 31, 2015, the Company made two related reclassifications on its December 31, 2014 consolidated balance sheet. Under Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") both deferred tax assets and liabilities are now classified as non-current on a classified balance sheet. As such, the Company reclassified $2.0 million of previously classified current deferred tax assets to non-current deferred tax assets. In addition, as a result of adopting the new guidance for debt issuance costs under ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), the Company reclassified $39.1 million of debt issuance costs from the consolidated balance sheet line item debt issuance costs, net of accumulated amortization to a contra liability account which nets these unamortized financing fees against the Company's long-term debt line item on its consolidated balance sheet. See Note 3 for further details on the Company's adoption and implementation of these new accounting pronouncements. These reclassifications had no impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2014.

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
When reviewing the Company's financial results it should be noted that financial results for the Company's 2015 and 2014 fiscal years reflect a full year of operations for both operating segments, whereas financial results for the Company's 2013 fiscal year reflect a full year of operations for the businesses in the TRS and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by requiring that both deferred tax assets and liabilities be classified as non-current on a classified balance sheet. Previously, the Company classified its current and non-current deferred tax assets and liabilities as individual line items on its balance sheet. The Company early adopted ASU 2015-17 on a retrospective basis and its balance sheet presentation at December 31, 2015 and 2014 reflects the adoption of the new standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued explanatory guidance on ASU 2015-03 in the form of ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 clarifies that debt issuance costs not associated with outstanding borrowings may continue to be accounted for as assets within the balance sheet. The Company early adopted ASU 2015-03 on a retrospective basis and its balance sheet presentation at December 31, 2015 and 2014 reflects the adoption of the new standard.

Accounting Pronouncements Not Yet Adopted

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and believes should it elect to implement the UPREIT structure in a future period additional disclosures may be required.

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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2015, substantially all of the Company's real estate properties were leased to Penn and approximately 96% of the Company's rental revenues were derived from the Penn Master Lease. Revenues from Penn, as reported in Penn's filings with the Securities and Exchange Commission, are reported in the Company's GLP Capital, L.P. reportable segment. Penn is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the Securities and Exchange Commission. According to Penn's filings with Securities and Exchange Commission, Penn's net revenues were $2.8 billion, $2.6 billion and $2.9 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2015, the Company's portfolio of 19 leased properties and the TRS properties are diversified by location across 12 states.
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
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also includes property taxes that were paid in advance, as well as transaction costs that will be allocated to purchase price upon the closing of an asset acquisition. Other current assets are items expected to be realized within twelve months of the balance sheet date and primarily consists of accounts receivable, deposits, food and beverage inventory and deferred compensation plan assets (See Note 9 for further details). Other assets are all items that are long-term in nature.
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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Deferred compensation plan assets are included within other current assets on the consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with other current liabilities on the consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both December 31, 2015 and 2014 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured and the interest rate approximates market rates for a similar instrument. The fair value measurement of the loan receivable is considered a Level 3 measurement as defined under ASC 820.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,875	$41,875	$35,973	$35,973
Deferred compensation plan assets	14,833	14,833	14,280	14,280
Loan receivable	29,350	29,350	34,000	34,000
Financial liabilities:
Deferred compensation plan liabilities	14,866	14,866	14,369	14,369
Long-term debt:
Senior unsecured credit facility	490,000	479,612	558,000	535,010
Senior unsecured notes	2,050,000	2,014,750	2,050,000	2,091,000
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. The Company records the acquisition of real estate assets at cost, including acquisition and closing costs. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 10 to 31 years. Additionally, the amortization of real estate assets subject to capital leases (for which GLPI is the lessee) is included within the depreciation line item of the Company's consolidated statements of income.
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
Goodwill and Other Intangible Assets
At both December 31, 2015 and 2014, the Company had $75.5 million of goodwill and $9.6 million of other intangible assets within its consolidated balance sheets, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
Under ASC 350, the Company is required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual goodwill impairment test as of October 1 of each year. ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. In order to determine the fair value of the Baton Rouge reporting unit, the Company utilized a discounted cash flow model, which relied on projected EBITDA to determine the reporting unit's future cash flows. If the carrying amount exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
In accordance with ASC 350, the Company considers its Hollywood Casino Perryville gaming license an indefinite-lived intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely, as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. The Company expects to expense any costs related to the gaming license renewal as incurred.
We assessed the fair value of our gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

•	Projected revenues and operating cash flows;

•	Theoretical construction costs and duration;

•	Pre-opening expenses;

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

•	Remaining useful life of the license
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions, which represent the Company's best estimates of the cash flows expected to result from the use of the assets. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.
Forecasted cash flows can be significantly impacted by the local economy in which the Company's subsidiaries operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions in which the Company operates can result in increased competition for the property. This generally has a negative effect on profitability once competitors become established, as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.
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
The Company determined the fair value of its goodwill and gaming license as of October 1, 2015 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on its balance sheet. In determining the fair value of each asset, the Company incorporated recent operating trends of both TRS properties, as well as the continued impact of the opening of the Horseshoe Casino Baltimore in August 2014 and the expected impact of the anticipated opening of new casino in Prince George's County during the fourth quarter of 2016 on Hollywood Casino Perryville into its current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amount, and as of October 1, 2015, the Company's goodwill and gaming license were not impaired.

Debt Issuance Costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. During 2015, the Company early adopted ASU 2015-03 on a retrospective basis, which requires long-term debt to be reported net of unamortized debt issuance costs on the consolidated balance sheet. See Note 3 for further information on the adoption of ASU 2015-03.
Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three years ended December 31, 2015 and comprehensive income for the three years ended December 31, 2015 was equivalent to net income for those time periods.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2015.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2015 and 2014, the Company recognized $59 thousand and $18 thousand of penalties and interest, net of deferred income taxes, respectively. During the year ended December 31, 2013, the Company did not recognize any interest and penalties, net of deferred income taxes.
The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. The Company continues to be organized and to operate in a manner that will permit the Company to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the 4 taxable years following the year in which it failed to qualify to be taxed as a REIT.
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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could effectively operate and run their respective business without the properties that are leased to it under the respective lease agreements with GLPI. Furthermore, at lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn Master Lease, Penn must make its renewal election with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5 year renewal options.

As of December 31, 2015, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease. The obligations under the Penn Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Penn Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Penn Master Lease.

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Penn Master Lease are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The rent structure under the Casino Queen lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to a fixed amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five year period. Similar to Penn Master Lease, the tenant is responsible for all executory charges described in the above paragraph.

As of December 31, 2015, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, was as follows (in thousands):

Year ending December 31,
2016	$354,928
2017	355,428
2018	357,949
2019	370,553
2020	370,553
Thereafter	10,326,873
Total	$12,136,284
For the years ended December 31, 2015, 2014 and 2013, GLPI recognized $43.5 million, $40.5 million and $6.7 million, respectively, in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above. The expected future minimum rental income from these properties, as well as the portion of the rent based on the performance of the other facilities under the Penn Master Lease that is reset in Year 5 (November 1, 2018) of the lease are excluded from the table above as they are considered contingent rental income under ASC 840 "Leases." Furthermore, during the years ended December 31, 2015 and 2014, the Company recognized $4.0 million and $0.5 million, respectively of rental income related to the annual 2% rent escalator noted above. The rent escalator was fully activated in November 2015 and partially activated in November 2014. Any anticipated future rent escalations are also excluded from the table above.
Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor.

Gaming revenue generated by the TRS Properties mainly consists of video lottery gaming revenue and to a lesser extent, table game and poker revenue. Video lottery gaming revenue is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

The following table discloses the components of gaming revenue within the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Video lottery	$122,292	$127,572	$138,803
Table game	18,799	19,120	18,096
Poker	1,219	1,591	2,453
Total gaming revenue, net of cash incentives	$142,310	$148,283	$159,352

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Food and beverage	$5,512	$5,732	$5,970
Other	83	41	167
Total promotional allowances	$5,595	$5,773	$6,137

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Food and beverage	$2,343	$2,766	$2,907
Other	38	15	86
Total cost of complimentary services	$2,381	$2,781	$2,993

 Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three years ended December 31, 2015, these expenses, which are primarily recorded within gaming expense in the consolidated statements of income, totaled $60.1 million, $66.8 million and $71.6 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013

Determination of shares:
Weighted-average common shares outstanding	114,432	112,037	110,617
Assumed conversion of dilutive employee stock-based awards	3,755	5,340	4,924
Assumed conversion of restricted stock	170	209	324
Assumed conversion of performance-based restricted stock awards	82	—	—
Diluted weighted-average common shares outstanding	118,439	117,586	115,865

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Calculation of basic EPS:
Net income	$128,122	$138,807	$14,853
Less: Net income allocated to participating securities	(517)	(578)	(56)
Net income attributable to common shareholders	$127,605	$138,229	$14,797
Weighted-average common shares outstanding	114,432	112,037	110,617
Basic EPS	$1.12	$1.23	$0.13

Calculation of diluted EPS:
Net income	$128,122	$138,807	$14,853
Diluted weighted-average common shares outstanding	118,439	117,586	115,865
Diluted EPS	$1.08	$1.18	$0.13

Options to purchase 24,233 and 17,917 shares were outstanding during the years ended December 31, 2015 and 2014 but were not included in the computation of diluted EPS because of being antidilutive. There were no outstanding options to purchase shares of common stock during the year ended December 31, 2013 that were not included in the computation of diluted EPS because of being antidilutive.

Stock-Based Compensation
The Company's 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue stock options (incentive and/or non-qualified), restricted stock awards, including performance-based restricted stock awards, phantom stock units ("PSUs") and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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
Certain Risks and Uncertainties
The Company is dependent on Penn (including its subsidiaries), who is the lessee of substantially all of the Company's properties pursuant to the Penn Master Lease and accounts for a significant portion of its revenues. The inability or unwillingness of Penn to meet its subsidiary's rent obligations and other obligations under the Penn Master Lease could materially adversely affect the Company's business, financial position or results of operations, including the Company's ability to pay dividends to its shareholders as required to maintain its status as a REIT. For these reasons, if Penn were to experience a material adverse effect on its gaming business, financial position or results of operations, the Company's business, financial position or results of operations could also be materially adversely affected.
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
5.    Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. Since March 31, 2015, Casino Queen has been obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. As of December 31, 2015, these mandatory principal payments, as well as additional principal payments have reduced the balance of this loan to $29.4 million. The collectability of the remaining loan balance is reasonably assured and as of December 31, 2015 the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period earned. GLPI leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Penn Master Lease and receives approximately $14.0 million in annual rent.  The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

6.    Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Land and improvements	$453,739	$454,181
Building and improvements	2,297,128	2,288,664
Construction in progress	—	2,576
Total real estate investments	2,750,867	2,745,421
Less accumulated depreciation	(660,808)	(565,297)
Real estate investments, net	$2,090,059	$2,180,124

The increase in building and improvements and corresponding decrease in construction in progress represents the placement of the Company's investment in its corporate headquarters building located in Wyomissing, Pennsylvania into service during the year ended December 31, 2015. The company relocated to the new corporate headquarters at the beginning of the fourth quarter of 2015.

7.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties

	December 31, 2015	December 31, 2014
	(in thousands)
Land and improvements	$31,187	$31,595
Building and improvements	117,314	116,867
Furniture, fixtures, and equipment	112,227	103,612
Construction in progress	354	724
Total property and equipment	261,082	252,798
Less accumulated depreciation	(131,335)	(118,770)
Property and equipment, net	$129,747	$134,028

The increase in furniture, fixtures, and equipment is primarily due to the purchase of slot machines at Hollywood Casino Perryville, totaling approximately $6.2 million for year ended December 31, 2015.

8.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Senior unsecured credit facility	$490,000	$558,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	1,389	1,487
Total long-term debt	2,541,389	2,609,487
Less: unamortized debt issuance costs	(31,048)	(39,126)
Total long-term debt, net of unamortized debt issuance costs	2,510,341	2,570,361
Less current maturities of long-term debt	(102)	(81)
Long-term debt, net of current maturities and unamortized debt issuance costs	$2,510,239	$2,570,280

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2015 (in thousands):

2016	$102
2017	107
2018	1,040,113
2019	1,000,118
2020	124
Over 5 years	500,825
Total minimum payments	$2,541,389

Senior Unsecured Credit Facility

The Company has a one billion dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility and a $300 million Term Loan A facility. On July 31, 2015, in connection with the announced Pinnacle acquisition, the Company entered into the first amendment to the Credit Facility, which permits the Company to borrow an additional $825 million under a Term Loan A-1 facility. At December 31, 2015, the Company had no borrowings outstanding under the Term Loan A-1 facility.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2015, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2015, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

At December 31, 2015, the Credit Facility had a gross outstanding balance of $490 million, consisting of the $300 million Term Loan A facility and $190 million of borrowings under the revolving credit facility. Additionally, at December 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $509.1 million of available borrowing capacity under the revolving credit facility as of December 31, 2015.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2015, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2015, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, (collectively the "Notes") is payable semi-annually on May 1 and November 1 of each year.
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
The Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At December 31, 2015, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the announced Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties have committed to provide a $1.875 billion senior unsecured 364-day term loan bridge facility (the "GLPI Bridge Facility"). Currently, the Company expects to raise the proceeds necessary to finance the Pinnacle transaction through a combination of debt and equity offerings and does not expect to utilize the GLPI Bridge Facility. However, there can be no assurance that the Company will be able to raise sufficient funds through an equity and/or debt offering.

9.    Commitments and Contingencies

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
Operating Lease Commitments
As part of the Spin-Off, Penn assigned to GLPI various leases on the land and buildings acquired in connection with the Spin-Off. The following is a description of some of the more significant lease contracts that Penn assigned to GLPI. Total rental expense under these agreements was $2.8 million, $2.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013 (which covers the period subsequent to the Spin-Off date). The leases consist of annual base lease payments and, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases.
The Company has an operating lease for the land utilized in connection with the operations of the casino in Biloxi, Mississippi. The lease commenced March 3, 1994 and is for a term of 99 years. The annual rental payments are increased every 5 years by fifteen percent. The next reset period is in March 2019.
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
The future minimum lease commitments relating to noncancelable operating leases at December 31, 2015 are as follows (in thousands):

Year ending December 31, (1)
2016	$1,565
2017	1,540
2018	1,538
2019	1,096
2020	461
Thereafter	43,891
Total	$50,091

(1) The above table excludes contingent rent in accordance with ASC 840.
Total rental expense for equipment and other miscellaneous assets under these agreements was $2.6 million, $1.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Capital Expenditure Commitments
The Company's current construction program for 2016 calls for no material capital expenditures for which the Company was contractually committed to spend at December 31, 2015.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $0.7 million at December 31, 2015, of which $0.5 million will be incurred in 2016.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan for the years ended December 31, 2015, 2014 and 2013 were $0.3 million, $0.3 million, and $0.2 million, respectively.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2015, 2014 and 2013 were $0.5 million, $0.4 million and $0.3 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheet, was $14.9 million and $14.4 million at December 31, 2015 and 2014, respectively and primarily relates to balances contributed as part of the Spin-Off as related to the Company's executive officers that were previously employed by Penn. Assets held in the Trust were $14.8 million and $14.3 million at December 31, 2015 and 2014, respectively, and are included in other current assets within the consolidated balance sheet.

Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 208 of Hollywood Casino Perryville's employees under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.
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

Year ended December 31,	2015	2014
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,125	$2,015
Property and equipment	4,414	679
Net deferred tax assets	6,539	2,694
Deferred tax liabilities:
Property and equipment	(2,959)	(336)
Intangibles	(1,365)	(1,107)
Net deferred tax liabilities	(4,324)	(1,443)
Net:	$2,215	$1,251
The provision for income taxes charged to operations for years ended December 31, 2015, 2014 and 2013 was as follows:

Year ended December 31,	2015	2014	2013
	(in thousands)
Current tax expense
Federal	$4,945	$6,115	$17,729
State	3,310	2,303	3,513
Total current	8,255	8,418	21,242
Deferred tax (benefit) expense
Federal	(533)	(2,680)	(7,624)
State	(280)	(625)	1,978
Total deferred	(813)	(3,305)	(5,646)
Total provision	$7,442	$5,113	$15,596

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2015, 2014 and 2013:

Year ended December 31,	2015	2014	2013
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3%	0.7%	12.6%
Nondeductible transaction costs	—%	—%	9.2%
REIT conversion benefit	(31.3)%	(31.8)%	(4.3)%
Permanent differences	—%	—%	(0.9)%
Other miscellaneous items	0.5%	(0.3)%	(0.4)%
	5.5%	3.6%	51.2%

Year ended December 31,	2015	2014	2013
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$47,447	$50,372	$10,657
State and local income taxes	1,702	964	3,840
Nondeductible transaction costs	—	—	2,793
REIT conversion benefit	(42,438)	(45,777)	(1,322)
Permanent differences	61	52	(268)
Other miscellaneous items	670	(498)	(104)
	$7,442	$5,113	$15,596

The Company is still subject to federal income tax examinations for its years ended December 31, 2015, 2014 and 2013.

11.     Dividends

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2015 and 2014:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348
July 30, 2015	September 14, 2015	Common Stock	$0.545	Third Quarter 2015	September 25, 2015	$62,456
October 28, 2015	December 1, 2015	Common Stock	$0.545	Fourth Quarter 2015	December 18, 2015	$62,814
2014
February 18, 2014	March 7, 2014	Common Stock	$0.52	First Quarter 2014	March 28, 2014	$58,008
May 30, 2014	June 12, 2014	Common Stock	$0.52	Second Quarter 2014	June 27, 2014	$58,207
September 3, 2014	September 15, 2014	Common Stock	$0.52	Third Quarter 2014	September 26, 2014	$58,464
November 18, 2014	December 2, 2014	Common Stock	$0.92	Fourth Quarter 2014	December 19, 2014	$103,712

In addition for the years ended December 31, 2015 and 2014, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $2.0 million and $4.0 million, respectively.

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

Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn in response to the Pre-Filing Agreement requested from the Internal Revenue Service and to ensure that the Company had distributed 100% of its taxable income for the 2014 year. The total distribution of $0.92 per share was made to shareholders during the fourth quarter of 2014 and included a regular quarterly dividend of $0.52 per share and a one-time dividend of $0.40 per share. In addition, cash distributions were made to or accrued for both GLPI restricted stock award holders and GLPI and Penn unvested employee stock options in the amount of $0.7 million for the one-time distribution.

A summary of the Company's common stock distributions for the year ended December 31, 2015 and 2014 is as follows (unaudited):

	Year Ended December 31,
	2015	2014
	(in dollars per share)
Qualified dividends	$0.0698	$12.24
Non-qualified dividends	1.9462	1.90
Capital gains	0.0012	0.16
Non-taxable return of capital	0.1628	0.02
Total distributions per common share	$2.18	$14.32

Percentage classified as qualified dividends	3.21%	85.47%
Percentage classified as non-qualified dividends	89.45%	13.27%
Percentage classified as capital gains	—	1.12%
Percentage classified as non-taxable return of capital	7.34%	0.14%
	100.00%	100.00%
12.    Stock-Based Compensation
As of December 31, 2015, the Company had 3,669,842 shares available for future issuance under the 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue stock options (incentive and/or non-qualified), restricted stock awards, including performance-based restricted stock awards, phantom stock units and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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
As of December 31, 2015, there was $21 thousand of total unrecognized compensation cost for stock options that will be recognized over the grants remaining weighted average vesting period of 0.01 years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $2.8 million, $5.8 million and $1.2 million, respectively of compensation expense associated with these awards. In addition, for the years ended December 31, 2015 and 2014, the Company also recognized $11.3 million and $15.3 million, respectively, of compensation expense relating to the $2.18 and $2.48, respectively, per share dividends paid on vested employee stock options.
The following tables contain information on stock options issued and outstanding for the year ended December 31, 2015 :

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	11,161,842	$18.83
Exercised	(3,206,692)	16.35
Canceled	(28,084)	22.09
Outstanding at December 31, 2015	7,927,066	$19.82	1.83	$63,210

	Exercise Price Range			Total
	$14.87 to $22.92	$23.02 to $34.81	$35.74 to $35.87	$14.87 to $35.87
Outstanding options
Number outstanding	6,839,896	1,079,901	7,269	7,927,066
Weighted-average remaining contractual life (years)	1.95	1.06	1.67	1.83
Weighted-average exercise price	$19.07	$24.43	$35.81	$19.82
Exercisable options
Number outstanding	6,421,414	1,076,597	7,269	7,505,280
Weighted-average exercise price	$18.88	$24.43	$35.81	$19.69
The Company had 7,505,280 stock options that were exercisable at December 31, 2015 with a weighted average exercise price of $19.69 which had an intrinsic value of $60.8 million and a weighted-average remaining contractual term of 1.76 years. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $47.8 million, $43.1 million and $1.3 million, respectively. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2015, there was $8.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 1.54 years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $5.9 million, $3.6 million and $0.4 million, respectively, of compensation expense associated with these awards. The total fair value of awards released for years ended December 31, 2015 and 2014, was $4.5 million and $4.9 million, respectively. During the year ended December 31, 2013, there were no awards released.

The following table contains information on restricted stock award activity for the years ended December 31, 2015 and 2014:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	525,328	$28.34
Granted	240,149	$37.12
Released	(237,618)	$24.55
Canceled	(59,018)	$31.99
Outstanding at December 31, 2014	468,841	$34.31
Granted	164,612	$29.37
Released	(160,234)	$33.85
Canceled	(9,455)	$32.38
Outstanding at December 31, 2015	463,764	$32.76

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index. As of December 31, 2015, there was $11.0 million of total unrecognized compensation cost, which will be recognized over the awards remaining weighted average vesting period of 1.58 years for performance-based restricted stock awards.  For the years ended December 31, 2015 and 2014, the Company recognized $8.1 million and $2.9 million, respectively, of compensation expense associated with these awards. During the year ended December 31, 2013, there was no compensation expense, because the Company did not grant performance-based restricted stock awards in 2013.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2015 and 2014:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	613,556	$22.93
Released	—	$—
Canceled	(70,000)	$22.93
Outstanding at December 31, 2014	543,556	$22.93
Granted	548,000	$17.29
Released	—	$—
Canceled	—	$—
Outstanding at December 31, 2015	1,091,556	$20.10

As of December 31, 2015, there was $1.6 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards remaining weighted average vesting period of 1 year. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $3.7 million, $2.5 million and $1.2 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $0.2 million and $0.8 million, respectively, of compensation expense for the years ended December 31, 2015 and 2014 relating to the $2.18 and $2.48, respectively, per share dividends paid on unvested PSUs and the Purging Distribution dividend for the year ended December 31, 2014. Amounts paid by the Company for the years ended December 31, 2015 and 2014 on these cash-settled awards totaled $3.8 million and $3.7 million, respectively. During the year ended December 31, 2013, there were no amounts paid by the Company related to cash-settled awards.

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

	GLP Capital (1)	TRS Properties	Eliminations (2)	Total
	(in thousands)
For the year ended December 31, 2015
Net revenues	$427,125	$147,928	$—	$575,053
Income from operations	232,701	24,714	—	257,415
Interest, net	121,855	10,402	(10,406)	121,851
Income before income taxes	121,252	14,312	—	135,564
Income tax expense	1,338	6,104	—	7,442
Net income	119,914	8,208	—	128,122
Depreciation	97,424	12,359	—	109,783
Capital project expenditures, net of reimbursements	10,252	5,897	—	16,149
Capital maintenance expenditures	—	2,953	—	2,953

For the year ended December 31, 2014
Net revenues	$436,944	$154,124	$—	$591,068
Income from operations	234,971	23,535	—	258,506
Interest, net	114,588	10,406	(10,408)	114,586
Income before income taxes	130,791	13,129	—	143,920
Income tax expense	211	4,902	—	5,113
Net income	130,580	8,227	—	138,807
Depreciation	94,582	12,261	—	106,843
Capital project expenditures, net of reimbursements	139,231	—	—	139,231
Capital maintenance expenditures	—	3,538	—	3,538

For the year ended December 31, 2013
Net revenues	$69,880	$165,572	$—	$235,452
Income from operations	27,656	26,249	—	53,905
Interest, net	19,254	(1)	—	19,253
Income before income taxes	8,402	22,047	—	30,449
Income tax expense	6,767	8,829	—	15,596
Net income	1,635	13,218	—	14,853
Depreciation	14,896	14,027	—	28,923
Capital project expenditures, net of reimbursements	13,042	(844)	—	12,198
Capital maintenance expenditures	—	4,230	—	4,230

Balance sheet at December 31, 2015
Total assets	$2,223,373	$224,782	$—	$2,448,155

Balance sheet at December 31, 2014
Total assets	$2,296,346	$229,108	$—	$2,525,454

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

14.    Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2015
Net revenues	$148,705	$149,867	$147,792	$128,689	(1)
Income from operations	64,800	62,871	65,291	64,453
Net income	33,131	31,989	33,229	29,773

Earnings per common share:
Basic earnings per common share	$0.29	$0.28	$0.29	$0.26
Diluted earnings per common share	$0.28	$0.27	$0.28	$0.25

2014
Net revenues	$148,312	$150,770	$146,906	$145,080
Income from operations	64,318	67,358	66,733	60,097
Net income	34,296	36,996	37,313	30,202

Earnings per common share:
Basic earnings per common share	$0.31	$0.33	$0.33	$0.27
Diluted earnings per common share	$0.29	$0.31	$0.32	$0.26
(1) During the fourth quarter of 2015, Penn received a significant real estate tax refund related to a property reassessment of a GLPI owned property, which directly offset its real estate taxes paid during the quarter. Although tenants are responsible for the payment of real estate taxes under the triple-net lease structure, the Company is required to record revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor. This tax refund resulted in the lower net revenues in the fourth quarter of 2015, as compared to the fourth quarter of 2014, despite an increase in rent recognized from tenant lease payments but had no impact on income from operations or net income.
15.    Pre-Spin Transactions with Penn

Before the Spin-Off, Hollywood Casino Baton Rouge and Hollywood Casino Perryville had a corporate overhead assessment with Penn, whereby Penn provided various management services in consideration of a management fee equal to 3% of net revenues. The Company incurred and paid management fees of $4.2 million for the year ended December 31, 2013 (before the Spin-Off). In connection with the completion of the Spin-Off, the management fee agreements between Penn and Hollywood Casino Baton Rouge and Hollywood Casino Perryville were terminated.

16.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2015	2014	2013
	(in thousands
Cash paid for income taxes, net of refunds received	9,785	20,092	—
Cash paid for interest	109,966	109,376	750

Prior to the Spin-Off, the Company’s Hollywood Casino Baton Rouge and Hollywood Casino Perryville paid no federal income taxes directly to tax authorities and instead settled all intercompany balances with Penn. These settlements included, among other things, the share of federal income taxes allocated by Penn to Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The amounts paid to Penn for Hollywood Casino Baton Rouge and Hollywood Casino Perryville’s allocated share of federal income taxes was $9.4 million for the year ended December 31, 2013. Hollywood Casino Baton Rouge and Hollywood Casino Perryville made state income tax payments directly to the state authorities of $1.6 million for the year ended December 31, 2013.

17.    Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania (on which to build its corporate headquarters), in exchange for the payment of $725,000 in cash to WPC, plus taxes and closing costs. In addition, the Company reimbursed WPC approximately $270,000 for site work and pre-development costs previously completed per the Sale Agreement. The Company subsequently paid approximately $433,000 and $244,000, respectively, to WPC during the years ended December 31, 2015 and 2014 in connection with construction costs paid by WPC on the Company's behalf.

In connection with construction of the building in The Wyomissing Professional Center Campus, the Company also entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Pursuant to the Construction Management Agreement, the Construction Manager will, among other things, provide certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. During the years ended December 31, 2015 and 2014, the Company paid approximately $175,000 and $59,000, respectively, to the Construction Manager.

Construction of the Company's corporate headquarters building was completed in October 2015, and the Company does not expect to incur additional expenses related to the building with either WPC or the Construction Manager. Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the year ended December 31, 2015, the Company paid approximately $10,000 to the WPCOA.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC and therefore associated with the WPCOA. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

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

Summarized balance sheet information as of December 31, 2015 and 2014 and summarized income statement and cash flow information for the years ended December 31, 2015, 2014 and 2013 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,955,290	$134,769	$—	$2,090,059
Property and equipment, used in operations, net	—	24,494	105,253	—	129,747
Cash and cash equivalents	—	8,716	33,159	—	41,875
Prepaid expenses	—	3,768	1,218	2,922	7,908
Other current assets	—	54,838	2,883	—	57,721
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	—	3,563	—	—	3,563
Loan receivable	—	—	29,350	—	29,350
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(253,514)	191,112	(46,418)	108,820	—
Deferred tax assets, non-current	—	—	2,554	(107)	2,447
Other assets	—	256	131	—	387
Total assets	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Liabilities
Accounts payable	$—	$127	$279	$—	$406
Accrued expenses	—	4,737	4,843	—	9,580
Accrued interest	—	17,623	—	—	17,623
Accrued salaries and wages	—	10,728	2,991	—	13,719
Gaming, property, and other taxes	—	21,949	2,753	—	24,702
Income taxes	—	(41)	(2,881)	2,922	—
Current maturities of long-term debt	—	102	—	—	102
Other current liabilities	—	16,303	1,384	—	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,510,239	—	—	2,510,239
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	107,379	—	—	107,379
Deferred tax liabilities, non-current	—	—	339	(107)	232
Total liabilities	—	2,689,146	203,303	(190,780)	2,701,669

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 shares issued at December 31, 2015	1,156	1,156	1,156	(2,312)	1,156
Additional paid-in capital	935,220	935,221	1,088,058	(2,023,279)	935,220
Retained (deficit) earnings	(1,189,890)	(1,189,891)	(944,520)	2,134,411	(1,189,890)
Total shareholders’ (deficit) equity	(253,514)	(253,514)	144,694	108,820	(253,514)
Total liabilities and shareholders’ (deficit) equity	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Year ended December 31, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$378,075	$14,000	$—	$392,075
Real estate taxes paid by tenants	—	33,041	2,009	—	35,050
Total rental revenue	—	411,116	16,009	—	427,125
Gaming	—	—	142,310	—	142,310
Food, beverage and other	—	—	11,213	—	11,213
Total revenues	—	411,116	169,532	—	580,648
Less promotional allowances	—	—	(5,595)	—	(5,595)
Net revenues	—	411,116	163,937	—	575,053
Operating expenses
Gaming	—	—	77,188	—	77,188
Food, beverage and other	—	—	8,586	—	8,586
Real estate taxes	—	33,041	3,371	—	36,412
General and administrative	—	61,950	23,719	—	85,669
Depreciation	—	94,380	15,403	—	109,783
Total operating expenses	—	189,371	128,267	—	317,638
Income from operations	—	221,745	35,670	—	257,415

Other income (expenses)
Interest expense	—	(124,183)	—	—	(124,183)
Interest income	—	10	2,322	—	2,332
Intercompany dividends and interest	—	36,292	7,094	(43,386)	—
Total other expenses	—	(87,881)	9,416	(43,386)	(121,851)

Income before income taxes	—	133,864	45,086	(43,386)	135,564
Income tax expense	—	1,338	6,104	—	7,442
Net income	$—	$132,526	$38,982	$(43,386)	$128,122

Year ended December 31, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$132,526	$38,982	$(43,386)	$128,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	94,380	15,403	—	109,783
Amortization of debt issuance costs	—	14,016	—	—	14,016
Losses on dispositions of property	—	152	33	—	185
Deferred income taxes	—	—	(813)	—	(813)
Stock-based compensation	—	16,811	—	—	16,811
Straight-line rent adjustments	—	55,825	—	—	55,825

(Increase) decrease,
Prepaid expenses and other current assets	—	(9,988)	1,703	(1,423)	(9,708)
Other assets	—	—	(4)	—	(4)
Intercompany	—	2,484	(2,484)	—	—
(Decrease) increase,
Accounts payable	—	(1,013)	67	—	(946)
Accrued expenses	—	4,104	137	—	4,241
Accrued interest	—	95	—	—	95
Accrued salaries and wages	—	715	423	—	1,138
Gaming, property and other taxes	—	(898)	(58)	—	(956)
Income taxes	—	125	(1,548)	1,423	—
Other current and noncurrent liabilities	—	1,934	(35)	—	1,899
Net cash provided by (used in) operating activities	—	311,268	51,806	(43,386)	319,688
Investing activities
Capital project expenditures, net of reimbursements	—	(10,252)	(5,897)	—	(16,149)
Capital maintenance expenditures	—	—	(2,953)	—	(2,953)
Proceeds from sale of property and equipment	—	304	6	—	310
Principal payments on loan receivable	—	—	4,650	—	4,650
Net cash used in investing activities	—	(9,948)	(4,194)	—	(14,142)
Financing activities
Dividends paid	(251,732)	—	—	—	(251,732)
Proceeds from exercise of options	29,686	—	—	—	29,686
Financing costs	—	(9,500)	—	—	(9,500)
Payments of long-term debt	—	(68,098)	—	—	(68,098)
Intercompany financing	219,403	(219,456)	(43,333)	43,386	—
Net cash (used in) provided by financing activities	(2,643)	(297,054)	(43,333)	43,386	(299,644)
Net (decrease) increase in cash and cash equivalents	(2,643)	4,266	4,279	—	5,902
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$8,716	$33,159	$—	$41,875

At December 31, 2014 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,042,311	$137,813	$—	$2,180,124
Property and equipment, used in operations, net	25,228	—	108,800	—	134,028
Cash and cash equivalents	2,643	4,450	28,880	—	35,973
Prepaid expenses	1,096	2,196	3,110	1,498	7,900
Other current assets	14,947	27,417	2,890	—	45,254
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	34,000	—	34,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(190,541)	195,092	13,701	(18,252)	—
Deferred tax assets, non-current	—	—	2,694	—	2,694
Other assets	256	—	127	—	383
Total assets	$(146,371)	$2,465,061	$417,113	$(210,349)	$2,525,454

Liabilities
Accounts payable	$4,011	$188	$210	$—	$4,409
Accrued expenses	514	119	4,706	—	5,339
Accrued interest	—	17,528	—	—	17,528
Accrued salaries and wages	10,013	—	2,568	—	12,581
Gaming, property, and other taxes	1,012	18,874	2,855	—	22,741
Income taxes	—	(165)	(1,333)	1,498	—
Current maturities of long-term debt	—	81	—	—	81
Other current liabilities	14,369	—	1,419	—	15,788
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,570,280	—	—	2,570,280
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	51,554	—	—	51,554
Deferred tax liabilities, non-current	—	—	1,443	—	1,443
Total liabilities	29,919	2,658,459	205,463	(192,097)	2,701,744

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2014	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 112,981,088 shares issued at December 31, 2014	1,130	—	—	—	1,130
Additional paid-in capital	888,860	139,811	292,547	(432,358)	888,860
Retained (deficit) earnings	(1,066,280)	(333,209)	(80,897)	414,106	(1,066,280)
Total shareholders’ (deficit) equity	(176,290)	(193,398)	211,650	(18,252)	(176,290)
Total liabilities and shareholders’ (deficit) equity	$(146,371)	$2,465,061	$417,113	$(210,349)	$2,525,454

Year ended December 31, 2014 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$373,231	$13,172	$—	$386,403
Real estate taxes paid by tenants	—	48,570	1,964	—	50,534
Total rental revenue	—	421,801	15,136	—	436,937
Gaming	—	—	148,283	—	148,283
Food, beverage and other	7	—	11,614	—	11,621
Total revenues	7	421,801	175,033	—	596,841
Less promotional allowances	—	—	(5,773)	—	(5,773)
Net revenues	7	421,801	169,260	—	591,068
Operating expenses
Gaming	—	—	82,995	—	82,995
Food, beverage and other	—	—	9,734	—	9,734
Real estate taxes	—	48,576	3,578	—	52,154
General and administrative	54,073	2,758	24,005	—	80,836
Depreciation	1,832	89,833	15,178	—	106,843
Total operating expenses	55,905	141,167	135,490	—	332,562
Income from operations	(55,898)	280,634	33,770	—	258,506

Other income (expenses)
Interest expense	(11)	(117,016)	(3)	—	(117,030)
Interest income	—	—	2,444	—	2,444
Intercompany dividends and interest	612,326	39,805	618,695	(1,270,826)	—
Total other expenses	612,315	(77,211)	621,136	(1,270,826)	(114,586)

Income before income taxes	556,417	203,423	654,906	(1,270,826)	143,920
Income tax expense	—	210	4,903	—	5,113
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807

Year ended December 31, 2014 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,832	89,833	15,178	—	106,843
Amortization of debt issuance costs	—	8,057	—	—	8,057
Losses (gains) on dispositions of property	2	(150)	158	—	10
Deferred income taxes	—	—	(3,305)	—	(3,305)
Stock-based compensation	12,258	—	—	—	12,258
Straight-line rent adjustments	—	44,877	—	—	44,877

Decrease (increase),
Prepaid expenses and other current assets	181	(10,741)	(1,539)	1,498	(10,601)
Other assets	(1,645)	—	(15)	—	(1,660)
Intercompany	800	(4,015)	3,215	—	—
(Decrease) increase,	0	0		0
Accounts payable	(16,995)	15,526	(181)	—	(1,650)
Accrued expenses	(7,944)	119	(619)	—	(8,444)
Accrued interest	—	(527)	—	—	(527)
Accrued salaries and wages	2,882	—	(638)	—	2,244
Gaming, property and other taxes	871	—	(344)	—	527
Income taxes	(1,441)	(7,625)	(6,490)	(1,498)	(17,054)
Other current and noncurrent liabilities	1,585	—	1,292	—	2,877
Net cash provided by (used in) operating activities	548,803	338,567	656,715	(1,270,826)	273,259
Investing activities
Capital project expenditures, net of reimbursements	(1,613)	(137,618)	—	—	(139,231)
Capital maintenance expenditures	—	—	(3,538)	—	(3,538)
Proceeds from sale of property and equipment	—	150	30	—	180
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	9,000	—	9,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,613)	(137,468)	(178,238)	—	(317,319)
Financing activities
Dividends paid, including the Purging Distribution	(494,104)	—	—	—	(494,104)
Proceeds from exercise of options	29,931	—	—	—	29,931
Proceeds from issuance of long-term debt	—	291,950	—	—	291,950
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,024)	—	—	(32,024)
Intercompany financing	(122,540)	(677,364)	(470,922)	1,270,826	—
Distribution in connection with 2013 Pre-spin tax matter agreement	(635)	—	—	—	(635)
Net cash (used in) provided by financing activities	(587,348)	(417,744)	(470,922)	1,270,826	(205,188)
Net (decrease) increase in cash and cash equivalents	(40,158)	(216,645)	7,555	—	(249,248)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	—	285,221
Cash and cash equivalents at end of period	$2,643	$4,450	$28,880	$—	$35,973

Year ended December 31, 2013 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$62,278	$—	$—	$62,278
Real estate taxes paid by tenants	—	7,602	—	—	7,602
Total rental revenue	—	69,880	—	—	69,880
Gaming	—	—	159,352	—	159,352
Food, beverage and other	—	—	12,357	—	12,357
Total revenues	—	69,880	171,709	—	241,589
Less promotional allowances	—	—	(6,137)	—	(6,137)
Net revenues	—	69,880	165,572	—	235,452
Operating expenses
Gaming	—	—	89,367	—	89,367
Food, beverage and other	—	—	10,775	—	10,775
Real estate taxes	—	7,602	1,618	—	9,220
General and administrative	19,726	—	23,536	—	43,262
Depreciation	74	14,822	14,027	—	28,923
Total operating expenses	19,800	22,424	139,323	—	181,547
Income from operations	(19,800)	47,456	26,249	—	53,905

Other income (expenses)
Interest expense	—	(19,254)	—	—	(19,254)
Interest income	—	—	1	—	1
Management fees	—	—	(4,203)	—	(4,203)
Intercompany dividends and interest	68,955	—	68,955	(137,910)	—
Total other expenses	68,955	(19,254)	64,753	(137,910)	(23,456)

Income before income taxes	49,155	28,202	91,002	(137,910)	30,449
Income tax expense	643	6,124	8,829	—	15,596
Net income	$48,512	$22,078	$82,173	$(137,910)	$14,853

Year ended December 31, 2013 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$48,512	$22,078	$82,173	$(137,910)	$14,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74	14,822	14,027	—	28,923
Amortization of debt issuance costs	—	1,270	—	—	1,270
Gain on sales of property	—	—	(39)	—	(39)
Deferred income taxes	—	—	(5,646)	—	(5,646)
Stock-based compensation	1,566	—	—	—	1,566
Straight-line rent adjustments	—	6,677	—	—	6,677

(Increase) decrease,
Prepaid expenses and other current assets	(1,944)	—	(775)	1,834	(885)
Other assets	(662)	—	—	—	(662)
Intercompany	2,259	—	(2,259)	—	—
Increase (decrease),	0	0		0
Accounts payable	20,073	(18,508)	1,073	—	2,638
Accrued expenses	8,458	—	(462)	—	7,996
Accrued interest	—	18,055	(839)	—	17,216
Accrued salaries and wages	2,432	—	(301)	—	2,131
Gaming, property and other taxes	141	—	(148)	—	(7)
Income taxes	(4,473)	10,608	(283)	(1,834)	4,018
Other current and noncurrent liabilities	564	—	19	—	583
Net cash provided by (used in) operating activities	77,000	55,002	86,540	(137,910)	80,632
Investing activities
Capital project expenditures, net of reimbursements	(5,532)	(7,510)	844	—	(12,198)
Capital maintenance expenditures	—	—	(4,230)	—	(4,230)
Proceeds from sale of property and equipment	—	—	153	—	153
Net cash used in investing activities	(5,532)	(7,510)	(3,233)	—	(16,275)
Financing activities
Net advances to Penn National Gaming, Inc.	—	—	(6,982)	—	(6,982)
Cash contributions to Penn National Gaming, Inc. in connection with Spin-Off	(19,609)	(1,992,931)	(77,460)	—	(2,090,000)
Proceeds from exercise of options	1,431	—	—	—	1,431
Proceeds from issuance of long-term debt	—	2,350,000	—	—	2,350,000
Financing costs	—	(48,147)	—	—	(48,147)
Intercompany financing	(10,489)	(135,319)	7,898	137,910	—
Net cash (used in) provided by financing activities	(28,667)	173,603	(76,544)	137,910	206,302
Net increase in cash and cash equivalents	42,801	221,095	6,763	—	270,659
Cash and cash equivalents at beginning of period	—	—	14,562	$—	14,562
Cash and cash equivalents at end of period	$42,801	$221,095	$21,325	$—	$285,221

19.    Subsequent Event

On January 29, 2016, the Company declared a regular quarterly cash dividend of $0.56 per share, which is payable on March 25, 2016 to shareholders of record as of February 22, 2016.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (1)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(29)	$15,222	$342,392	$357,614	$98,091	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(439)	4,937	97,939	102,876	52,951	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	—	19,214	101,104	120,318	44,458	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	3,973	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	—	12,003	144,093	156,096	19,003	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	23,380	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	103,003	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	54,803	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	—	66,104	126,689	192,793	21,341	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	22,759	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	14,584	2005	11/1/2013	31
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	40,453	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	48,717	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	22,114	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	37,404	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	—	44,198	177,063	221,261	40,065	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (2)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	3,815	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (2)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	3,875	2014	11/1/2013	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	5,961	1999	1/23/2014	31
		$—	$453,268	$2,108,589	$179,796	$452,989	$2,288,663	$2,741,652	$660,750
Headquarters Property:
GLPI Corporate Office (3)	Wyomissing, PA	$—	$750	$8,465	$—	$750	$8,465	$9,215	$58	2014/2015	9/19/2014	31
		$—	$454,018	$2,117,054	$179,796	$453,739	$2,297,128	$2,750,867	$660,808

(1)	The aggregate cost for federal income tax purposes of the properties listed above was $2.76 billion at December 31, 2015.

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

(3)    The Company's corporate headquarters building was completed in October 2015. The land was purchased on September 19, 2014 and construction on the building occurred through October 2015.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Real Estate:	(in thousands)
Balance at the beginning of the period	$2,742,845	$2,433,114	$—
Amounts contributed from Spin-Off	—	—	2,433,052
Acquisitions	—	140,730	—
Capital expenditures and assets placed in service	8,478	181,404	62
Dispositions	(456)	(12,403)	—
Balance at the end of the year	$2,750,867	$2,742,845	$2,433,114
Accumulated Depreciation:
Balance at the beginning of the period	$(565,297)	$(484,488)	$—
Amounts contributed from Spin-Off	—	—	(469,666)
Depreciation expense	(95,511)	(92,750)	(14,822)
Dispositions	—	11,941	—
Balance at the end of the year	$(660,808)	$(565,297)	$(484,488)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Ernst & Young LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weakness identified on October 20, 2015 related to the accurate measurement and recording of revenue earned under a complex leasing arrangement, there have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gaming and Leisure Properties, Inc. and Subsidiaries
We have audited Gaming and Leisure Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gaming and Leisure Properties, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Gaming and Leisure Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Gaming and Leisure Properties, Inc. and Subsidiaries and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2016

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2016 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2016 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2016 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
2. Financial Statement Schedules:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2015 for GLPI.
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

Dated: February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2016
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2016
William J. Clifford

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016
Desiree A. Burke

/s/ WESLEY R. EDENS	Director	February 22, 2016
Wesley R. Edens

/s/ DAVID A. HANDLER	Director	February 22, 2016
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	February 22, 2016
Joseph W. Marshall

/s/ E. SCOTT URDANG	Director	February 22, 2016
E. Scott Urdang

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1
Separation and Distribution Agreement, dated November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on November 7, 2013).

2.2
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on July 22, 2015).

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

4.4
Investor Rights Agreement, dated as of November 1, 2013, by and among Gaming and Leisure Properties, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 5, 2013).

4.5#
Form of Restricted Stock Performance Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

4.6#
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

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

Exhibit	Description of Exhibit
10.5
Amendment No. 1, dated as of July 31, 2015, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on S-4 filed on August 28, 2015).

10.6
Master Lease, dated November 1, 2013, by and among GLP Capital L.P. and Penn Tenant LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 7, 2013).

10.7
First Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 12, 2014).

10.8
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.9
Tax Matters Agreement, dated as of November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

10.10
Tax Matters Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.11
Transition Services Agreement, dated November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 7, 2013).

10.12
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.13#
Gaming and Leisure Properties, Inc. 2013 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on October 31, 2013).

10.14*
Amended and Restated Membership Interest Purchase Agreement, dated as of December 15, 2015, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC.

10.15
Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

10.16
Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

21*	Subsidiaries of the Registrant.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

Exhibit	Description of Exhibit
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the notes to the Consolidated Financial Statements.

#    Compensation plans and arrangements for executives and others.
*    Filed herewith.