Form 10-Q
period 2016-03-31
Gaming & Leisure Properties, Inc.
filed 2016-04-26
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of April 22, 2016
Common Stock, par value $.01 per share	145,900,749

Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company’s business strategy, plans, goals and objectives.

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

•	the ultimate timing and outcome of our proposed acquisition of substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle");

•
the possibility that the proposed transaction with Pinnacle may not be completed or that completion may be unduly delayed and the results of integrating the assets to be acquired by us in the proposed transaction;

•	the effects of a transaction between our company and Pinnacle on each party, including the post-transaction impact on our financial condition, operating results, strategy and plans;

•
the ability to consummate our anticipated acquisition of the equity interests of PA Meadows, LLC, the owner of the Meadows Racetrack & Casino (the "Meadows"), including consummation of our announced transaction to sell the Meadows operating assets to Pinnacle and enter into a long-term lease with Pinnacle;

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

•
the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation to obligations under their existing credit facilities and other indebtedness;

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net	$2,066,376	$2,090,059
Property and equipment, used in operations, net	126,755	129,747
Cash and cash equivalents	61,561	41,875
Prepaid expenses	7,362	7,908
Other current assets	58,376	57,721
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,500 and $5,937 at March 31, 2016 and December 31, 2015, respectively	—	3,563
Loan receivable	27,813	29,350
Deferred tax assets, non-current	2,500	2,447
Other assets	388	387
Total assets	$2,436,229	$2,448,155

Liabilities
Accounts payable	$490	$406
Accrued expenses	12,343	9,580
Accrued interest	42,848	17,623
Accrued salaries and wages	5,096	13,719
Gaming, property, and other taxes	25,351	24,702
Current maturities of long-term debt	104	102
Other current liabilities	18,390	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	2,468,881	2,510,239
Deferred rental revenue	121,335	107,379
Deferred tax liabilities, non-current	206	232
Total liabilities	2,695,044	2,701,669

Shareholders’ deficit

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 117,027,925 and 115,594,321 shares issued at March 31, 2016 and December 31, 2015, respectively)	1,170	1,156
Additional paid-in capital	962,826	935,220
Retained deficit	(1,222,811)	(1,189,890)
Total shareholders’ deficit	(258,815)	(253,514)
Total liabilities and shareholders’ deficit	$2,436,229	$2,448,155

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues
Rental	$100,215	$97,548
Real estate taxes paid by tenants	11,827	13,350
Total rental revenue	112,042	110,898
Gaming	35,383	36,379
Food, beverage and other	2,776	2,815
Total revenues	150,201	150,092
Less promotional allowances	(1,381)	(1,387)
Net revenues	148,820	148,705

Operating expenses
Gaming	18,934	19,016
Food, beverage and other	2,053	2,184
Real estate taxes	12,207	13,755
General and administrative	20,906	21,539
Depreciation	27,083	27,411
Total operating expenses	81,183	83,905
Income from operations	67,637	64,800

Other income (expenses)
Interest expense	(33,401)	(29,562)
Interest income	517	595
Total other expenses	(32,884)	(28,967)

Income before income taxes	34,753	35,833
Income tax expense	2,004	2,702
Net income	$32,749	$33,131

Earnings per common share:
Basic earnings per common share	$0.28	$0.29
Diluted earnings per common share	$0.27	$0.28

Dividends paid per common share	$0.56	$0.55

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2015	115,594,321	$1,156	$935,220	$(1,189,890)	$(253,514)
Stock option activity	1,331,805	13	24,519	—	24,532
Restricted stock activity	101,799	1	3,087	—	3,088
Dividends paid	—	—	—	(65,670)	(65,670)
Net income	—	—	—	32,749	32,749
Balance, March 31, 2016	117,027,925	$1,170	$962,826	$(1,222,811)	$(258,815)

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2016	2015

Operating activities
Net income	$32,749	$33,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,083	27,411
Amortization of debt issuance costs	5,582	2,020
(Gains) losses on dispositions of property	(15)	1
Deferred income taxes	(79)	(386)
Stock-based compensation	4,572	4,394
Straight-line rent adjustments	13,956	13,956
(Increase), decrease
Prepaid expenses and other current assets	3,849	838
Other assets	(1)	—
Increase, (decrease)
Accounts payable	45	(1,345)
Accrued expenses	(987)	415
Accrued interest	25,225	24,903
Accrued salaries and wages	(8,623)	(6,194)
Gaming, property and other taxes	(201)	(406)
Income taxes	—	1,572
Other current and non-current liabilities	703	449
Net cash provided by operating activities	103,858	100,759
Investing activities
Capital project expenditures, net of reimbursements	(265)	(5,640)
Capital maintenance expenditures	(362)	(951)
Proceeds from sale of property and equipment	233	5
Principal payments on loan receivable	1,537	538
Other investing activities	—	(36)
Net cash provided by (used in) investing activities	1,143	(6,084)
Financing activities
Dividends paid	(65,670)	(62,651)
Proceeds from exercise of options	23,089	10,394
Financing costs	(709)	—
Payments of long-term debt	(42,025)	(33,024)
Net cash used in financing activities	(85,315)	(85,281)
Net increase in cash and cash equivalents	19,686	9,394
Cash and cash equivalents at beginning of period	41,875	35,973
Cash and cash equivalents at end of period	$61,561	$45,367

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2016, GLPI’s portfolio consisted of 21 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 12 states.
GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including its July 2015 announcement of the proposed acquisition of substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") and its December 2015 announcement of the resolution of the previously disclosed litigation with The Meadows Racetrack and Casino (the "Meadows") and entry into an amended purchase agreement with Cannery Casino Resorts LLC, the owner of the Meadows. Furthermore, in March 2016, the Company announced it had entered into an agreement to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle. GLPI will lease the Pinnacle and the Meadows real property assets to Pinnacle under separate triple-net leases. The Pinnacle transaction is expected to close during April 2016, while both transactions involving the Meadows are expected to close during the late third quarter of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond such parties' control.
On July 20, 2015, GLPI, Gold Merger Sub, LLC, a direct, wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle entered into a merger agreement (as it may be amended from time to time, the "Merger Agreement") providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the consummation of the Merger, GLPI will own all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Merger, Pinnacle will cause certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation, Pinnacle will distribute to Pinnacle’s stockholders all of the issued and outstanding shares of common stock of OpCo owning Pinnacle’s operating assets and certain other specified assets. Then, upon satisfaction or waiver of the conditions to closing in the Merger Agreement on the closing date, Pinnacle will merge with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the Securities and Exchange Commission on December 23, 2015 and declared effective on February 16, 2016 (the "Joint Proxy Statement/Prospectus"). Merger Sub, as the surviving company in the Merger, will then own substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and will lease those assets back to OpCo pursuant to a triple-net 35 year (including extension renewals) master lease agreement (the "Pinnacle Master Lease Agreement) substantially in the form attached as Exhibit B to the Merger Agreement. A wholly-owned subsidiary of OpCo would operate the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.

At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.85 shares of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. The exchange ratio will not be adjusted to reflect changes in the price of GLPI common stock or the price of Pinnacle common stock occurring prior to the completion of the Merger. The obligations of GLPI and Pinnacle to effect the Merger are subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. Substantially all of the conditions to closing the Merger, including each company's stockholders' approval and gaming regulatory approvals have been satisfied and the Company expects the Merger to close at the end of April 2016. Upon completion of the Merger, the current directors and officers of GLPI are expected to continue in their current positions, other than as may be publicly announced by GLPI in the normal course of business.
Approval by GLPI shareholders and Pinnacle stockholders was obtained at separate special meetings held on March 15, 2016. At the GLPI special meeting, GLPI shareholders voted on (i) a proposal to approve the issuance of GLPI common stock to Pinnacle stockholders in the Merger and (ii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the issuance of shares of GLPI common stock to Pinnacle stockholders in the Merger. At the Pinnacle special meeting, Pinnacle stockholders voted on (i) a proposal to adopt the Merger Agreement, (ii) an advisory (non-binding) proposal to approve certain compensation that may be paid or become payable to the named executive officers of Pinnacle in connection with the Merger, and (iii) a proposal to approve one or more adjournments of the meeting to another date, time or place, if necessary or appropriate, to solicit additional proxies in favor of the proposal to approve the Merger and the other transactions contemplated by the Merger Agreement. The Joint Proxy Statement/Prospectus describes the foregoing proposals in more detail, as well as other matters contemplated in connection with the proposed Merger.
On March 25, 2016, the Company and Pinnacle entered into the First Amendment to the Merger Agreement which extended the closing date of the Merger to April 30, 2016. The Merger Agreement may be terminated, subject to certain exceptions, prior to the effective time of the Merger by either GLPI or Pinnacle under certain conditions, including if the Merger has not been consummated on or before April 30, 2016, subject to one two-month extension by GLPI, at the election of GLPI, if the only conditions not satisfied at such time related to regulatory and other government approvals.
2.              Basis of Presentation

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The Company adopted ASU 2015-02 on January 1, 2016 and it had no affect on the Company's financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU amends certain aspects of accounting for share-based payments to employees, including (i) requiring all income tax effects of share-based awards to be recognized in the income statement when the award vests or settles and eliminating APIC pools, (ii) permitting employers to withhold the share equivalent of an employee's maximum tax liability without triggering liability accounting and (iii) allowing companies to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is evaluating the impact of adopting ASU 2016-09 on its financial statements, but does not believe the new guidance will have a significant impact on how it accounts for share-based payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is evaluating the impact of adopting this new accounting standard on its financial statements, but does not expect adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net leases, which are the primary source of revenue to the Company.

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities at both March 31, 2016 and December 31, 2015 is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,561	$61,561	$41,875	$41,875
Deferred compensation plan assets	14,964	14,964	14,833	14,833
Loan receivable	27,813	27,813	29,350	29,350
Financial liabilities:
Deferred compensation plan liabilities	15,446	15,446	14,866	14,866
Long-term debt
Senior unsecured credit facility	448,000	440,160	490,000	479,612
Senior notes	2,050,000	2,084,925	2,050,000	2,014,750

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three months ended March 31, 2016 and 2015, and comprehensive income for the three months ended March 31, 2016 and 2015 was equivalent to net income for those time periods.

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

As of March 31, 2016, all but one of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease. The obligations under the Penn Master Lease are guaranteed by Penn and by most Penn subsidiaries that occupy and operate the facilities leased under the Penn Master Lease. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease. In January 2014, GLPI completed the asset acquisition of Casino Queen in East St. Louis, Illinois. GLPI subsequently leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Penn Master Lease.

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Penn Master Lease are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The rent structure under the Casino Queen lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to a fixed amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five year period. Similar to the Penn Master Lease, the tenant is responsible for all executory charges described in the above paragraph.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Video lottery	$30,353	$31,241
Table game	4,716	4,810
Poker	314	328
Total gaming revenue, net of cash incentives	$35,383	$36,379

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Food and beverage	$1,349	$1,377
Other	32	10
Total promotional allowances	$1,381	$1,387

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Food and beverage	$534	$596
Other	14	3
Total cost of complimentary services	$548	$599

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville, the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three months ended March 31, 2016 and 2015, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $14.7 million and $14.9 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	116,671	113,666
Assumed conversion of dilutive employee stock-based awards	1,821	4,232
Assumed conversion of restricted stock	122	219
Assumed conversion of performance-based restricted stock awards	203	382
Diluted weighted-average common shares outstanding	118,817	118,499

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$32,749	$33,131
Less: Net income allocated to participating securities	(135)	(151)
Net income attributable to common shareholders	$32,614	$32,980
Weighted-average common shares outstanding	116,671	113,666
Basic EPS	$0.28	$0.29

Calculation of diluted EPS:
Net income	$32,749	$33,131
Diluted weighted-average common shares outstanding	118,817	118,499
Diluted EPS	$0.27	$0.28

 There were 257,321 and 15,529 outstanding options to purchase shares of common stock during the three months ended March 31, 2016 and 2015, respectively, that were not included in the computation of diluted EPS because of being antidilutive.

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

The unrecognized compensation relating to both Penn and GLPI’s stock options, restricted stock awards, performance-based restricted stock awards and PSUs held by GLPI employees is amortized to expense over the awards’ remaining vesting periods.

As of March 31, 2016, there was no remaining unrecognized compensation cost for stock options. For the three months ended March 31, 2016 and 2015, the Company recognized $20 thousand and $0.7 million, respectively, of compensation expense associated with these awards. In addition, the Company also recognized $2.3 million and $2.9 million of compensation expense for the three months ended March 31, 2016 and 2015, respectively, relating to each of the first quarter $0.56 and $0.55, respectively, per share dividends paid on vested employee stock options.

As of March 31, 2016, there was $11.5 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 1.85 years. For the three months ended March 31, 2016 and 2015, the Company recognized $1.8 million and $1.4 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2016:

Number of Award Shares
Outstanding at December 31, 2015	463,764
Granted	168,966
Released	(151,245)
Canceled	—
Outstanding at March 31, 2016	481,485

Performance-based restricted stock awards have a three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index.  As of March 31, 2016, there was $17.9 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.06 years.  For the three months ended March 31, 2016, and 2015, the Company recognized $2.7 million and $2.2 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2016:

Number of Performance-Based Award Shares
Outstanding at December 31, 2015	1,091,556
Granted	558,000
Released	—
Canceled	—
Outstanding at March 31, 2016	1,649,556

As of March 31, 2016, there was $1.1 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards remaining weighted average vesting period of 0.84 years. For the three months ended March 31, 2016 and 2015, the Company recognized $0.4 million and

$1.8 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $18 thousand for the three months ended March 31, 2016, relating to the 2016 first quarter $0.56 per share dividend paid on unvested PSUs. For the three months ended March 31, 2015, the Company recognized $0.1 million relating to the 2015 first quarter $0.55 per share dividend paid on unvested PSUs.

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

5.              Acquisitions

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. Since March 31, 2015, Casino Queen has been obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. As of March 31, 2016, these mandatory principal payments, as well as additional principal payments have reduced the balance of this loan to $27.8 million. The collectability of the remaining loan balance is reasonably assured, and as of March 31, 2016 the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan balance. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statement of income in the period earned. GLPI leased the property back to Casino Queen on a triple-net basis on terms similar to those in the Penn Master Lease, resulting in approximately $14.0 million in annual rent. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five year periods.

6.              Real Estate Investments

Real estate investments, net, represents investments in 19 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Land and improvements	$453,739	$453,739
Building and improvements	2,297,128	2,297,128
Construction in progress	7	—
Total real estate investments	2,750,874	2,750,867
Less accumulated depreciation	(684,498)	(660,808)
Real estate investments, net	$2,066,376	$2,090,059

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	March 31, 2016	December 31, 2015
	(in thousands)
Land and improvements	$31,187	$31,187
Building and improvements	117,284	117,314
Furniture, fixtures, and equipment	112,553	112,227
Construction in progress	314	354
Total property and equipment	261,338	261,082
Less accumulated depreciation	(134,583)	(131,335)
Property and equipment, net	$126,755	$129,747

8.              Long-term Debt

Long-term debt is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Senior unsecured credit facility	$448,000	$490,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
Capital lease	1,365	1,389
Total long-term debt	2,499,365	2,541,389
Less: unamortized debt issuance costs	(30,380)	(31,048)
Total long-term debt, net of unamortized debt issuance costs	2,468,985	2,510,341
Less current maturities of long-term debt	(104)	(102)
Long-term debt, net of current maturities	$2,468,881	$2,510,239

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2016 (in thousands):

Within one year	$104
2-3 years	998,223
4-5 years	1,000,245
Over 5 years	500,793
Total minimum payments	$2,499,365

Senior Unsecured Credit Facility

The Company has a one billion dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. On July 31, 2015, in connection with the announced Pinnacle acquisition, the Company entered into the first amendment to the Credit Facility, which permits the Company to borrow an additional $825 million under a Term Loan A-1 facility. At March 31, 2016, the Company had no borrowings outstanding under the Term Loan A-1 facility. The Credit Facility matures on October 28, 2018.

At March 31, 2016, the Credit Facility had a gross outstanding balance of $448.0 million, consisting of the $300.0 million Term Loan A facility and $148.0 million of borrowings under the revolving credit facility. Additionally, at March 31, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $551.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2016.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2016, the Company was in compliance with all required covenants under the Credit Facility.

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

At March 31, 2016, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the announced Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties have committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). Subsequent to March 31, 2016, through a combination of debt and equity offerings, the Company raised the proceeds, which together with an incremental term loan under the Company's Credit Facility, are necessary to finance the Pinnacle transaction and as such the Company does not intend to utilize the Bridge Facility to finance the Merger. See Note 15 for further information on the Company's respective debt and equity offerings.

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

10.              Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2016 and 2015:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345

2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072

In addition for the three months ended March 31, 2016 and 2015, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.3 million and $0.6 million, respectively.

11.       Segment Information

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$112,042	$36,778	$—	$148,820	$110,898	$37,807	$—	$148,705
Income from operations	60,770	6,867	—	67,637	57,600	7,200	—	64,800
Interest, net	32,884	2,601	(2,601)	32,884	28,968	2,600	(2,601)	28,967
Income before income taxes	30,487	4,266	—	34,753	31,233	4,600	—	35,833
Income tax expense	386	1,618	—	2,004	810	1,892	—	2,702
Net income	30,101	2,648	—	32,749	30,423	2,708	—	33,131
Depreciation	24,212	2,871	—	27,083	24,393	3,018	—	27,411
Capital project expenditures, net of reimbursements	164	101	—	265	609	5,031	—	5,640
Capital maintenance expenditures	—	362	—	362	—	951	—	951

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

12.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash paid for income taxes, net of refunds received	$234	$—
Cash paid for interest	2,569	2,615

13.       Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania for its corporate headquarters building. Also in connection with completion of construction of its corporate headquarters building, the Company entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Construction of the Company's corporate headquarters building was completed in October 2015 and the Company did not incur additional expenses related to the building with WPC or the Construction Manager subsequent to 2015.

The Company paid $39,000 to WPC during the three months ended March 31, 2015 in connection with construction costs WPC paid on the Company's behalf. Pursuant to the Construction Management Agreement, the Construction Manager, among other things, provided certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project and certain additional costs for added services. During the three months ended March 31, 2015, the Company made no payments to the Construction Manager.

Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the three months ended March 31, 2016, the Company paid approximately $5,500 to the WPCOA.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC and associated with the WPCOA. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

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

Summarized financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At March 31, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,932,368	$134,008	$—	$2,066,376
Property and equipment, used in operations, net	—	24,129	102,626	—	126,755
Cash and cash equivalents	—	23,592	37,969	—	61,561
Prepaid expenses	—	5,679	1,023	660	7,362
Other current assets	—	55,059	3,317	—	58,376
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,500 at March 31, 2016	—	—	—	—	—
Loan receivable	—	—	27,813	—	27,813
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(258,814)	190,496	(55,975)	124,293	—
Deferred tax assets, non-current	—	—	2,500	—	2,500
Other assets	—	256	132	—	388
Total assets	$(258,814)	$2,425,174	$338,511	$(68,642)	$2,436,229

Liabilities
Accounts payable	$—	$349	$141	$—	$490
Accrued expenses	—	7,684	4,659	—	12,343
Accrued interest	—	42,848	—	—	42,848
Accrued salaries and wages	—	3,415	1,681	—	5,096
Gaming, property, and other taxes	—	22,246	3,105	—	25,351
Income taxes	—	112	(772)	660	—
Current maturities of long-term debt	—	104	—	—	104
Other current liabilities	—	17,014	1,376	—	18,390
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,468,881	—	—	2,468,881
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	121,335	—	—	121,335
Deferred tax liabilities, non-current	—	—	206	—	206
Total liabilities	—	2,683,988	203,991	(192,935)	2,695,044

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 117,027,925 shares issued at March 31, 2016)	1,170	1,170	1,170	(2,340)	1,170
Additional paid-in capital	962,826	962,828	1,105,718	(2,068,546)	962,826
Retained (deficit) earnings	(1,222,810)	(1,222,812)	(972,368)	2,195,179	(1,222,811)
Total shareholders’ (deficit) equity	(258,814)	(258,814)	134,520	124,293	(258,815)
Total liabilities and shareholders’ (deficit) equity	$(258,814)	$2,425,174	$338,511	$(68,642)	$2,436,229

Three months ended March 31, 2016 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$96,672	$3,543	$—	$100,215
Real estate taxes paid by tenants	—	11,315	512	—	11,827
Total rental revenue	—	107,987	4,055	—	112,042
Gaming	—	—	35,383	—	35,383
Food, beverage and other	—	—	2,776	—	2,776
Total revenues	—	107,987	42,214	—	150,201
Less promotional allowances	—	—	(1,381)	—	(1,381)
Net revenues	—	107,987	40,833	—	148,820
Operating expenses
Gaming	—	—	18,934	—	18,934
Food, beverage and other	—	—	2,053	—	2,053
Real estate taxes	—	11,320	887	—	12,207
General and administrative	—	15,228	5,678	—	20,906
Depreciation	—	23,451	3,632	—	27,083
Total operating expenses	—	49,999	31,184	—	81,183
Income from operations	—	57,988	9,649	—	67,637

Other income (expenses)
Interest expense	—	(33,401)	—	—	(33,401)
Interest income	—	—	517	—	517
Intercompany dividends and interest	—	9,744	5,399	(15,143)	—
Total other income (expenses)	—	(23,657)	5,916	(15,143)	(32,884)

Income (loss) before income taxes	—	34,331	15,565	(15,143)	34,753
Income tax expense	—	386	1,618	—	2,004
Net income (loss)	$—	$33,945	$13,947	$(15,143)	$32,749

Three months ended March 31, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$33,945	$13,947	$(15,143)	$32,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,451	3,632	—	27,083
Amortization of debt issuance costs	—	5,582	—	—	5,582
Gains on dispositions of property	—	—	(15)	—	(15)
Deferred income taxes	—	—	(79)	—	(79)
Stock-based compensation	—	4,572	—	—	4,572
Straight-line rent adjustments	—	13,956	—	—	13,956
(Increase) decrease,
Prepaid expenses and other current assets	—	1,313	274	2,262	3,849
Other assets	—	—	(1)	—	(1)
Intercompany	—	(579)	579	—	—
Increase (decrease),
Accounts payable	—	181	(136)	—	45
Accrued expenses	—	(803)	(184)	—	(987)
Accrued interest	—	25,225	—	—	25,225
Accrued salaries and wages	—	(7,313)	(1,310)	—	(8,623)
Gaming, property and other taxes	—	(40)	(161)	—	(201)
Income taxes	—	152	2,110	(2,262)	—
Other current and non-current liabilities	—	713	(10)	—	703
Net cash provided by (used in) operating activities	—	100,355	18,646	(15,143)	103,858
Investing activities
Capital project expenditures, net of reimbursements	—	(164)	(101)	—	(265)
Capital maintenance expenditures	—	—	(362)	—	(362)
Proceeds from sale of property and equipment	—	—	233	—	233
Principal payments on loan receivable	—	—	1,537	—	1,537
Net cash (used in) provided by investing activities	—	(164)	1,307	—	1,143
Financing activities
Dividends paid	(65,670)	—	—	—	(65,670)
Proceeds from exercise of options	23,089	—	—	—	23,089
Financing costs	—	(709)	—	—	(709)
Payments of long-term debt	—	(42,025)	—	—	(42,025)
Intercompany financing	42,581	(42,581)	(15,143)	15,143	—
Net cash (used in) provided by financing activities	—	(85,315)	(15,143)	15,143	(85,315)
Net increase in cash and cash equivalents	—	14,876	4,810	—	19,686
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$23,592	$37,969	$—	$61,561

At December 31, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,955,290	$134,769	$—	$2,090,059
Property and equipment, used in operations, net	—	24,494	105,253	—	129,747
Cash and cash equivalents	—	8,716	33,159	—	41,875
Prepaid expenses	—	3,768	1,218	2,922	7,908
Other current assets	—	54,838	2,883	—	57,721
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	—	3,563	—	—	3,563
Loan receivable	—	—	29,350	—	29,350
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(253,514)	191,112	(46,418)	108,820	—
Deferred tax assets, non-current	—	—	2,554	(107)	2,447
Other assets	—	256	131	—	387
Total assets	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Liabilities
Accounts payable	$—	$127	$279	$—	$406
Accrued expenses	—	4,737	4,843	—	9,580
Accrued interest	—	17,623	—	—	17,623
Accrued salaries and wages	—	10,728	2,991	—	13,719
Gaming, property, and other taxes	—	21,949	2,753	—	24,702
Income taxes	—	(41)	(2,881)	2,922	—
Current maturities of long-term debt	—	102	—	—	102
Other current liabilities	—	16,303	1,384	—	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,510,239	—	—	2,510,239
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	107,379	—	—	107,379
Deferred tax liabilities, non-current	—	—	339	(107)	232
Total liabilities	—	2,689,146	203,303	(190,780)	2,701,669

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 shares issued at December 31, 2015)	1,156	1,156	1,156	(2,312)	1,156
Additional paid-in capital	935,220	935,221	1,088,058	(2,023,279)	935,220
Retained (deficit) earnings	(1,189,890)	(1,189,891)	(944,520)	2,134,411	(1,189,890)
Total shareholders’ (deficit) equity	(253,514)	(253,514)	144,694	108,820	(253,514)
Total liabilities and shareholders’ (deficit) equity	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Three months ended March 31, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$94,048	$3,500	$—	$97,548
Real estate taxes paid by tenants	—	12,827	523	—	13,350
Total rental revenue	—	106,875	4,023	—	110,898
Gaming	—	—	36,379	—	36,379
Food, beverage and other	—	—	2,815	—	2,815
Total revenues	—	106,875	43,217	—	150,092
Less promotional allowances	—	—	(1,387)	—	(1,387)
Net revenues	—	106,875	41,830	—	148,705
Operating expenses
Gaming	—	—	19,016	—	19,016
Food, beverage and other	—	—	2,184	—	2,184
Real estate taxes	—	12,827	928	—	13,755
General and administrative	—	15,556	5,983	—	21,539
Depreciation	—	23,632	3,779	—	27,411
Total operating expenses	—	52,015	31,890	—	83,905
Income from operations	—	54,860	9,940	—	64,800

Other income (expenses)
Interest expense	—	(29,562)	—	—	(29,562)
Interest income	—	10	585	—	595
Intercompany dividends and interest	—	10,086	400	(10,486)	—
Total other income (expenses)	—	(19,466)	985	(10,486)	(28,967)

Income (loss) before income taxes	—	35,394	10,925	(10,486)	35,833
Income tax expense	—	810	1,892	—	2,702
Net income (loss)	$—	$34,584	$9,033	$(10,486)	$33,131

Three months ended March 31, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$34,584	$9,033	$(10,486)	$33,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,632	3,779	—	27,411
Amortization of debt issuance costs	—	2,020	—	—	2,020
Losses on dispositions of property	—	—	1	—	1
Deferred income taxes	—	—	(386)	—	(386)
Stock-based compensation	—	4,394	—	—	4,394
Straight-line rent adjustments	—	13,956	—	—	13,956
(Increase) decrease,
Prepaid expenses and other current assets	—	(593)	1,431	—	838
Other assets	—	—	—	—	—
Intercompany	—	2,365	(2,365)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(1,800)	455	—	(1,345)
Accrued expenses	—	408	7	—	415
Accrued interest	—	24,903	—	—	24,903
Accrued salaries and wages	—	(5,730)	(464)	—	(6,194)
Gaming, property and other taxes	—	(613)	207	—	(406)
Income taxes	—	847	725	—	1,572
Other current and non-current liabilities	—	532	(83)	—	449
Net cash provided by (used in) operating activities	—	98,905	12,340	(10,486)	100,759
Investing activities
Capital project expenditures, net of reimbursements	—	(609)	(5,031)	—	(5,640)
Capital maintenance expenditures	—	—	(951)	—	(951)
Proceeds from sale of property and equipment	—	—	5	—	5
Principal payments on loan receivable	—	—	538	—	538
Other investing activities	—	(36)	—	—	(36)
Net cash used in investing activities	—	(645)	(5,439)	—	(6,084)
Financing activities
Dividends paid	(62,651)	—	—	—	(62,651)
Proceeds from exercise of options	10,394	—	—	—	10,394
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(33,024)	—	—	(33,024)
Intercompany financing	49,614	(49,666)	(10,434)	10,486	—
Net cash (used in) provided by financing activities	(2,643)	(82,690)	(10,434)	10,486	(85,281)
Net (decrease) increase in cash and cash equivalents	(2,643)	15,570	(3,533)	—	9,394
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$20,020	$25,347	$—	$45,367

15.       Subsequent Events

On March 28, 2016, the Company announced that it had commenced an offering to sell 19,000,000 shares of its common stock in an underwritten public offering.  On March 31, 2016, the Company announced that it had priced and upsized its previously announced underwritten public offering from 19,000,000 shares of its common stock, par value $0.01 per share, to 25,000,000 shares of its common stock at a public offering price of $30.00 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of its common stock, which was exercised in full. On April 6, 2016, the Company announced the closing of its previously announced underwritten public offering of 28,750,000 shares of its common stock at a public offering price of $30.00 per share, before underwriting discount, which includes 3,750,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares.
The Company received approximately $826 million in net proceeds from the offering. The Company intends to use the net proceeds from this offering to partially fund its previously announced acquisition of substantially all of the real estate assets of Pinnacle, including the repayment, redemption and/or discharge of a portion of certain debt of Pinnacle to be assumed by the Company in connection with the Merger and the payment of transaction-related fees and expenses. The offering was not conditioned upon the successful completion of the Merger or any other potential source of financing. Pending such uses, the Company intends to use the net proceeds of this offering to reduce borrowings under the Company’s revolving credit facility or invest in interest-bearing accounts and short-term, interest-bearing securities.
On April 11, 2016, the Company commenced and priced a public debt offering of $400 million of 4.375% senior unsecured notes due 2021 and $975 million of 5.375% senior unsecured notes due 2026 (collectively the "Notes"). The Notes will be issued by the Company's operating partnership, GLP Capital L.P., and GLP Financing II, a wholly owned subsidiary of its operating partnership, and guaranteed by the Company.
The estimated net proceeds from the offering of Notes are expected to be approximately $1.357 billion. The Company intends to use the net proceeds from this offering to partially fund its previously announced acquisition of substantially all of the real estate assets of Pinnacle, including for the repayment, redemption and/or discharge of a portion of certain debt of Pinnacle to be assumed by the Company in connection with the Merger and the payment of transaction-related fees and expenses. The offering of the Notes is expected to close on April 28, 2016, the expected closing date of the Merger, subject to certain closing conditions. If the Merger does not close on the closing date of the Notes offering, the proceeds of the Notes offering will be placed in escrow pending the consummation of the Merger. If the Merger does not close prior to June 30, 2016, the Issuers will be required to redeem the Notes.

On April 25, 2016, the Company declared its second quarter dividend of $0.56 per common share, payable on June 17, 2016 to shareholders of record on June 2, 2016.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2016, GLPI’s portfolio consisted of 21 gaming and related facilities, which included the TRS Properties, the real property associated with 18 gaming and related facilities of Penn, and the real property associated with the Casino Queen. These facilities are geographically diversified across 12 states.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including our proposed acquisition of substantially all of the real estate assets of Pinnacle, which we expect to close on April 28, 2016 and our December 2015 announcement of the resolution of the previously disclosed litigation with the Meadows and our entry into an amended purchase agreement with CCR, the owner of the Meadows. Furthermore, in March 2016, the Company announced it had entered into an agreement to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle. GLPI will lease the Pinnacle and the Meadows assets to Pinnacle under separate triple-net leases. The Meadows transactions are expected to close during the late third quarter of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond such parties' control.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of March 31, 2016, the majority of our earnings are the result of the rental revenue from the lease of our properties to a subsidiary of Penn pursuant to the Penn Master Lease. The Penn Master Lease is a triple-net operating lease with an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions. The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis, with an initial term of 15 years, followed by four 5 year renewal options. The terms and conditions of the Casino Queen lease are similar to the Penn Master Lease. In addition to rent, the tenants are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $148.8 million and $67.6 million, respectively, for the three months ended March 31, 2016, compared to $148.7 million and $64.8 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, were:

•
Rental revenue of $112.0 million for the three months ended March 31, 2016, and $110.9 million for the three months ended March 31, 2015. Rental revenue increased by $1.1 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, primarily due to the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent in 2016, offset by a decrease in real estate taxes. Rental revenue included real estate taxes of $11.8 million for the three months ended March 31, 2016 and $13.4 million for the three months ended March 31, 2015. Under ASC 605, "Revenue Recognition," we record revenue for the real estate taxes paid by our tenants with an offsetting expense in real estate taxes within our consolidated statement of income, as we have concluded we are the primary obligor under our triple-net leases.

•
Net revenues for our TRS Properties decreased by $1.0 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, primarily due to decreased gaming revenues at Hollywood Casino Baton Rouge, resulting from lower volumes, partially offset by increased gaming revenues at Hollywood Casino Perryville.

•
Total operating expenses decreased by $2.7 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, driven by decreases in general and administrative expenses of $0.6 million and real estate taxes of $1.5 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year.

•
Other income and expenses increased $3.9 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, driven by a $3.8 million increase in interest expense during the same period.

•	Decreased income tax expense of $0.7 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year.

•	Net income decreased by $0.4 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segments:

GLP Capital

•
On March 29, 2016, the Company entered into an agreement with Pinnacle to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle for $138 million in cash, while we will retain ownership of the land and buildings of the Meadows. At closing, which is expected during the late third quarter of 2016 contemporaneously with our closing of the Meadows Acquisition, we will lease the real estate assets of the Meadows to Pinnacle pursuant to a triple-net lease with an initial 10-year term, with the option to renew for three successive five- year terms and a final four-year term, at Pinnacle’s option. The lease will have a fixed base rent component, with customary annual escalators, plus a percentage rent component. The initial aggregate annual rent payable under the lease is expected to be approximately $25.5 million, comprised of approximately $14.0 million base rent and approximately $11.5 million percentage rent. The lease contains an annual escalator provision for up to 5% of the base rent, with rent coverage thresholds of 1.8 in year one, 1.9 in year two and 2.0 in year three and thereafter. The escalator remains at 5% for ten years or until total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter. The percentage rent is adjusted every two years by 4% of the amount by which average property net revenue increases or decreases from the prior period. However, we cannot predict the actual date on which the transaction will be completed because such transaction is subject to conditions beyond our control.

•
On December 15, 2015, the Company entered into the Amended and Restated Membership Interest Purchase Agreement with CCR to acquire the Meadows, which is located in Washington, Pennsylvania for a base purchase price of $440 million, inclusive of the $10 million previously paid to CCR, subject to certain closing adjustments, including adjustments based on the amount of working capital and other operational cash balances. The amended purchase agreement amends and restates the original purchase agreement entered into among the same parties on May 13, 2014. As described above, GLPI expects to sell the gaming operations of the Meadows to Pinnacle, while retaining ownership of the land and buildings. The transaction is expected to close during the late third quarter of 2016. However, we cannot predict the actual date on which the transaction will be completed because such transaction is subject to conditions beyond our control.

•
On July 20, 2015, the Company entered into a definitive agreement with Pinnacle to acquire, subject to the terms and conditions thereof, substantially all of Pinnacle's real estate assets in a series of transactions including a spin-off by Pinnacle of its gaming and other operating assets into a new publicly-traded company followed by a merger of Pinnacle with a wholly owned subsidiary of GLPI. The transaction consideration includes 0.85 shares of GLPI common stock to be issued in respect of each issued and outstanding share of Pinnacle common stock and certain Pinnacle equity awards. In addition, GLPI will assume $2.7 billion of Pinnacle's debt, which will be refinanced at closing. Subsequent to March 31, 2016, through a combination of debt and equity offerings, the Company raised the proceeds which, together with an incremental term loan under the Company's Credit Facility, are necessary to finance the Pinnacle transaction. See Note 15 of this Quarterly Report on Form 10-Q for further information on the Company's respective debt and equity offerings. The transaction is expected to close on April 28, 2016. However, we cannot predict the actual date on which the transaction will be completed because such transaction is subject to conditions beyond our control. See Note 1 of this Quarterly Report on Form 10-Q for further details surrounding the Pinnacle merger.

TRS Properties

•
In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changed the tax rate casino operators pay the state, varying from casino to casino, allowed all casinos in Maryland to be open 24 hours per day for the entire year, and permitted casinos to directly purchase slot machines in exchange for gaming tax reductions. As a result of slot machines purchased during 2015, Hollywood Casino Perryville's effective tax rate was reduced to 62.5 percent from 67 percent in 2015 and to 61 percent in 2016. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The $1.3 billion casino resort, which is currently under construction and expected to open in the fourth quarter of 2016, could adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2016.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn is the lessee of substantially all of our properties pursuant to the Penn Master Lease and accounts for a significant portion of our revenues. We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities, such as those owned by Pinnacle and CCR, to lease to gaming operators under prudent terms.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Rental	$100,215	$97,548
Real estate taxes paid by tenants	11,827	13,350
Total rental revenue	112,042	110,898
Gaming	35,383	36,379
Food, beverage and other	2,776	2,815
Total revenues	150,201	150,092
Less promotional allowances	(1,381)	(1,387)
Net revenues	148,820	148,705
Operating expenses
Gaming	18,934	19,016
Food, beverage and other	2,053	2,184
Real estate taxes	12,207	13,755
General and administrative	20,906	21,539
Depreciation	27,083	27,411
Total operating expenses	81,183	83,905
Income from operations	$67,637	$64,800

Certain information regarding our results of operations by segment for the three months ended March 31, 2016 and 2015 is summarized below:

	Three Months Ended March 31,
	2016	2015	2016	2015
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$112,042	$110,898	$60,770	$57,600
TRS Properties	36,778	37,807	6,867	7,200
Total	$148,820	$148,705	$67,637	$64,800

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$32,749	$33,131
(Gains) or losses from dispositions of property	(15)	1
Real estate depreciation	23,691	23,926
Funds from operations	$56,425	$57,058
Straight-line rent adjustments	13,956	13,956
Other depreciation	3,392	3,485
Amortization of debt issuance costs	5,582	2,020
Stock based compensation	4,572	4,394
Maintenance CAPEX	(362)	(951)
Adjusted funds from operations	$83,565	$79,962
Interest, net	32,884	28,967
Income tax expense	2,004	2,702
Maintenance CAPEX	362	951
Amortization of debt issuance costs	(5,582)	(2,020)
Adjusted EBITDA	$113,233	$110,562

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2016	2015	2016	2015
	(in thousands)

Net income	$30,101	$30,423	$2,648	$2,708
(Gains) or losses from dispositions of property	—	—	(15)	1
Real estate depreciation	23,691	23,926	—	—
Funds from operations	$53,792	$54,349	$2,633	$2,709
Straight-line rent adjustments	13,956	13,956	—	—
Other depreciation	521	467	2,871	3,018
Debt issuance costs amortization	5,582	2,020	—	—
Stock based compensation	4,572	4,394	—	—
Maintenance CAPEX	—	—	(362)	(951)
Adjusted funds from operations	$78,423	$75,186	$5,142	$4,776
Interest, net (1)	30,283	26,367	2,601	2,600
Income tax expense	386	810	1,618	1,892
Maintenance CAPEX	—	—	362	951
Debt issuance costs amortization	(5,582)	(2,020)	—	—
Adjusted EBITDA	$103,510	$100,343	$9,723	$10,219

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2016 and 2015.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $53.8 million, $78.4 million and $103.5 million, respectively, for the three months ended March 31, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $54.3 million, $75.2 million and $100.3 million, respectively, for the three months ended March 31, 2015. The slight decline in net income for our GLP Capital segment for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 was primarily driven by a $3.8 million increase in interest expense, partially offset by a $1.1 million increase in rental revenues, a $2.0 million decrease in operating expenses and a $0.4 million decline in income tax expense. The changes described above, as well as lower real estate depreciation also led to lower FFO for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, increased amortized debt issuance costs associated with the bridge financing related to the Pinnacle acquisition, which is added back for purposes of calculating AFFO. The $3.2 million increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest, less the increase in amortized debt issuance costs, which are non-cash and excluded from Adjusted EBITDA.

Net income and FFO for our TRS Properties segment were relatively flat for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, while AFFO increased by $0.4 million and Adjusted EBITDA decreased by $0.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. AFFO for our TRS Properties segment increased by $0.4 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due a decrease in maintenance capital expenditures. Adjusted EBITDA for our TRS Properties segment increased by $0.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the reasons described above and a decrease in income tax expense.

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Total rental revenue	$112,042	$110,898	$1,144	1.0%
Gaming	35,383	36,379	(996)	(2.7)%
Food, beverage and other	2,776	2,815	(39)	(1.4)%
Total revenues	150,201	150,092	109	0.1%
Less promotional allowances	(1,381)	(1,387)	6	0.4%
Net revenues	$148,820	$148,705	$115	0.1%

Total rental revenue

For the three months ended March 31, 2016 and 2015, rental income was $112.0 million and $110.9 million, respectively, for our GLP Capital segment, which included $11.8 million and $13.4 million of revenue for the real estate taxes paid by our tenants on the leased properties.  In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor.

Rental revenue increased $1.1 million or 1.0% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent, offset by a decrease in real estate taxes. Specifically, the Penn rent escalator and the variable rent properties contributed an increase of $2.6 million of rental revenue for three months ended March 31, 2016, as compared to the three months ended March 31, 2015, while the property taxes decreased by $1.5 million in three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $1.0 million, or 2.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a $1.4 million decrease in gaming revenues at Hollywood Casino Baton Rouge, resulting from lower volumes, partially offset by increased gaming revenues of $0.4 million at Hollywood Casino Perryville.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Gaming	$18,934	$19,016	$(82)	(0.4)%
Food, beverage and other	2,053	2,184	(131)	(6.0)%
Real estate taxes	12,207	13,755	(1,548)	(11.3)%
General and administrative	20,906	21,539	(633)	(2.9)%
Depreciation	27,083	27,411	(328)	(1.2)%
Total operating expenses	$81,183	$83,905	$(2,722)	(3.2)%

Real estate taxes

Real estate taxes decreased by $1.5 million, or 11.3%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the settlement of a property tax appeal in late 2015 (at one of our properties leased to Penn), which reduced our expense for the three months ended March 31, 2016. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposed under ASC 605.

General and administrative expense

General and administrative expense decreased by $0.6 million, or 2.9%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease in general and administrative expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 was comprised of a number of immaterial changes to accounts aggregating to $0.6 million.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Interest expense	$(33,401)	$(29,562)	$(3,839)	(13.0)%
Interest income	517	595	(78)	(13.1)%
Total other expenses	$(32,884)	$(28,967)	$(3,917)	(13.5)%

Interest expense

Interest expense increased by $3.8 million or 13.0% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense.

Taxes

During the three months ended March 31, 2016 and 2015, income tax expense was approximately $2.0 million and $2.7 million, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 5.8% for the three months ended March 31, 2016, as compared to 7.5% for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $103.9 million and $100.8 million, respectively, during the three months ended March 31, 2016 and 2015. The increase in net cash provided by operating activities of $3.1 million for the three months ended March 31, 2016 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $1.7 million and a decrease in cash paid to employees of $1.4 million. The increase in cash receipts collected from our customers/tenants for the three months ended March 31, 2016 compared to the corresponding period in the prior year was primarily due to the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent, partially offset by a net decrease in our TRS Properties’ net revenues.

Investing activities provided cash of $1.1 million during the three months ended March 31, 2016 and used cash of $6.1 million during three months ended March 31, 2015.  Net cash provided by investing activities during the three months ended March 31, 2016 included principal payments of $1.5 million made by Casino Queen on their five year term loan and proceeds from the sale of property and equipment of $0.2 million, partially offset by capital expenditures of $0.6 million. Net cash used in investing activities for the three months ended March 31, 2015 included capital expenditures of $6.6 million, primarily related to Hollywood Casino Perryville's $5.0 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $0.5 million made by Casino Queen on its term loan.

Financing activities used net cash of $85.3 million during both the three months ended March 31, 2016 and 2015. Net cash used in financing activities for the three months ended March 31, 2016 included dividend payments of $65.7 million and repayments of long-term debt and financing costs of $42.7 million, partially offset by proceeds from stock option exercises of $23.1 million. Net cash used in financing activities for the three months ended March 31, 2015 included dividend payments of $62.7 million and repayments of long-term debt of $33.0 million, partially offset by proceeds from stock options exercises of $10.4 million.

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

Capital project expenditures were $0.2 million for the three months ended March 31, 2016, as compared to $5.6 million for the three months ended March 31, 2015. Capital project expenditures for the three months ended March 31, 2015 primarily consisted of Hollywood Casino Perryville's direct purchases of slot machines. During the three months ended March 31, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.0 million, which resulted in a decrease of gaming taxes paid on slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state.

During the three months ended March 31, 2016 and 2015, the TRS Properties spent approximately $0.4 million and $1.0 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a one billion dollar Credit Facility, consisting of a $700.0 million revolving credit facility and a $300.0 million Term Loan A facility. On July 31, 2015, in connection with the announced Pinnacle acquisition, the Company entered into the first amendment to the Credit Facility, which permits the Company to borrow an additional $825 million under a Term Loan A-1 facility. At March 31, 2016, the Company had no borrowings outstanding under the Term Loan A-1 facility. At March 31, 2016, the Credit Facility had a gross outstanding balance of $448.0 million, consisting of the $300.0 million Term Loan A facility and $148.0 million of borrowings under the revolving credit facility. Additionally, at March 31, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $551.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2016. The Credit Facility matures on October 28, 2018.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2016, the Company was in compliance with all required covenants under the Credit Facility.

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

At March 31, 2016, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the announced Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties have committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). Subsequent to March 31, 2016, through a combination of debt and equity offerings, the Company raised the proceeds, which together with an incremental term loan under the Company's Credit Facility, are necessary to finance the Pinnacle transaction, and as such the Company does not intend to utilize the Bridge Facility to finance the Merger. See Note 15 of this Quarterly Report on Form 10-Q for further information on the Company's respective debt and equity offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $2,499.4 million at March 31, 2016. Furthermore, $2,050.0 million of our obligations at March 31, 2016, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from three to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2016.

	4/01/16- 12/31/16	01/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20-12/31/20	Thereafter	Total	Fair Value at 3/31/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$550,000	$—	$1,000,000	$500,000	$2,050,000	$2,084,925
Average interest rate			4.38%		4.88%	5.38%

Variable rate	$—	$—	$448,000	$—	$—	$—	$448,000	$440,160
Average interest rate (1)			3.03%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our future results will suffer if we do not effectively manage our expanded portfolio of properties following the
Merger and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.

Following the completion of Merger, the size of our business will materially increase beyond its current size.
Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. There can be no assurances that we will be successful. In addition, we depend on our tenants to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations may depend, in part, upon the overall profitability of their operations. Our financial position could be materially weakened if any of our tenants were unable to meet their obligations to us or failed to renew or extend any lease as such lease expires, or if we were unable to lease or re-lease our properties on economically favorable terms.

We will be significantly dependent on two tenants and their respective subsidiaries until we substantially diversify our portfolio and an event that has a material and adverse effect on either tenant’s respective business, financial position or results of operations could have a material and adverse effect on our business, financial position or results of operations.

Following completion of the Merger, substantially all of our revenue will be based on the revenue derived under the master leases with Pinnacle and Penn. Because these master leases are triple-net leases, we will depend on Pinnacle and Penn to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that either Pinnacle or Penn will have sufficient assets, income or access to financing to enable them to satisfy their payment obligations under the master leases. The inability or unwillingness of either Pinnacle or Penn to meet their subsidiaries’ rent obligations and other obligations under the master leases, in each case, could materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT.

Due to our dependence on rental payments from Pinnacle and Penn (and their respective subsidiaries) as our primary source of revenue, we may be limited in our ability to enforce our rights under the master leases or to terminate the master leases with respect to any particular property. Failure by Pinnacle or Penn to comply with the terms of their respective master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by either Pinnacle or Penn, as the case may be. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

We may be required to make distributions in order to purge ourselves of any historic earnings of Pinnacle.

While we expect that we will not inherit any earnings from Pinnacle due to its distribution to its shareholders prior to the Merger, in the event we do inherit any such earnings, we will be required to distribute those earnings prior to the end of this year. Any such earnings could be material and could require us to sell assets or incur debt in order to satisfy such distribution requirement.

We could be subject to tax on any unrealized net built-in gains in the assets we expect to acquire from Pinnacle.

The assets we expect to acquire from Pinnacle are expected to have significant built-in-gains. Because Pinnacle is, and prior to the Merger will be, a C corporation, if we dispose of any such appreciated assets during the five-year period following the Merger, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Merger. We would be subject to this tax liability even if we continue to qualify and maintains our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2016. Subsequent to March 31, 2016, the Company closed its previously announced registered public offering of 28,750,000 shares of its common stock at a public offering price of $30.00 per share, before underwriting discount. See Note 15 of this Quarterly Report on Form 10-Q for further information on this equity offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1
Amendment No. 1, dated as of March 25, 2016, to Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 28, 2016).

4.1
First Supplemental Indenture, dated as of March 28, 2016, among GLP Capital, L.P., GLP Financing II, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on March 28, 2016).

10.1
First Amendment, dated as of March 25, 2016, to Amendment No. 1, dated as of July 31, 2015, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 28, 2016).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 26, 2016	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1
Amendment No. 1, dated as of March 25, 2016, to Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 28, 2016).

4.1
First Supplemental Indenture, dated as of March 28, 2016, among GLP Capital, L.P., GLP Financing II, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on March 28, 2016).

10.1
First Amendment, dated as of March 25, 2016, to Amendment No. 1, dated as of July 31, 2015, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 28, 2016).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith