Form 10-Q
period 2016-06-30
Gaming & Leisure Properties, Inc.
filed 2016-08-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	Outstanding as of July 27, 2016
Common Stock, par value $.01 per share	205,121,753

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

•
the ability to consummate our anticipated acquisition of the equity interests of PA Meadows, LLC, the owner of the Meadows Racetrack & Casino (the "Meadows"), including consummation of our announced transaction to sell the Meadows operating assets to Pinnacle Entertainment, Inc. ("Pinnacle") and enter into a long-term lease with Pinnacle;

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

•
the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation to satisfy obligations under their existing credit facilities and other indebtedness;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net	$3,465,251	$2,090,059
Land rights, net	595,380	—
Property and equipment, used in operations, net	124,246	129,747
Investment in direct financing lease, net	2,746,720	—
Cash and cash equivalents	23,739	41,875
Prepaid expenses	6,185	7,908
Other current assets	70,502	57,721
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,500 and $5,937 at June 30, 2016 and December 31, 2015, respectively	—	3,563
Loan receivable	27,275	29,350
Deferred tax assets, non-current	3,293	2,447
Other assets	1,373	387
Total assets	$7,149,062	$2,448,155

Liabilities
Accounts payable	$244	$406
Accrued expenses	6,512	9,580
Accrued interest	29,975	17,623
Accrued salaries and wages	12,740	13,719
Gaming, property, and other taxes	31,337	24,702
Current maturities of long-term debt	105	102
Other current liabilities	32,992	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	4,513,347	2,510,239
Deferred rental revenue	135,291	107,379
Deferred tax liabilities, non-current	347	232
Total liabilities	4,762,890	2,701,669

Shareholders’ equity (deficit)

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 203,412,809 and 115,594,321 shares issued at June 30, 2016 and December 31, 2015, respectively)	2,034	1,156
Additional paid-in capital	3,647,137	935,220
Retained deficit	(1,262,999)	(1,189,890)
Total shareholders’ equity (deficit)	2,386,172	(253,514)
Total liabilities and shareholders’ equity (deficit)	$7,149,062	$2,448,155

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Rental income	$142,101	$98,295	$242,316	$195,843
Income from direct financing lease	12,631	—	12,631	—
Real estate taxes paid by tenants	15,673	12,943	27,500	26,293
Total rental revenue and income from direct financing lease	170,405	111,238	282,447	222,136
Gaming	35,539	37,131	70,922	73,510
Food, beverage and other	2,832	2,855	5,608	5,670
Total revenues	208,776	151,224	358,977	301,316
Less promotional allowances	(1,415)	(1,357)	(2,796)	(2,744)
Net revenues	207,361	149,867	356,181	298,572

Operating expenses
Gaming	19,105	20,271	38,039	39,287
Food, beverage and other	2,084	2,177	4,137	4,361
Real estate taxes	16,075	13,209	28,282	26,964
General and administrative	22,261	23,722	43,167	45,261
Depreciation	27,019	27,617	54,102	55,028
Total operating expenses	86,544	86,996	167,727	170,901
Income from operations	120,817	62,871	188,454	127,671

Other income (expenses)
Interest expense	(45,936)	(29,585)	(79,337)	(59,147)
Interest income	654	585	1,171	1,180
Total other expenses	(45,282)	(29,000)	(78,166)	(57,967)

Income before income taxes	75,535	33,871	110,288	69,704
Income tax expense	2,271	1,882	4,275	4,584
Net income	$73,264	$31,989	$106,013	$65,120

Earnings per common share:
Basic earnings per common share	$0.40	$0.28	$0.70	$0.57
Diluted earnings per common share	$0.39	$0.27	$0.69	$0.55

Dividends paid per common share	$0.56	$0.55	$1.12	$1.09

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2015	115,594,321	$1,156	$935,220	$(1,189,890)	$(253,514)
Issuance of common stock	84,752,168	848	2,648,341	—	2,649,189
Stock option activity	2,929,830	29	56,462	—	56,491
Restricted stock activity	136,490	1	7,114	—	7,115
Dividends paid	—	—	—	(179,122)	(179,122)
Net income	—	—	—	106,013	106,013
Balance, June 30, 2016	203,412,809	$2,034	$3,647,137	$(1,262,999)	$2,386,172

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2016	2015

Operating activities
Net income	$106,013	$65,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,643	55,028
Amortization of debt issuance costs	8,632	4,039
(Gains) losses on dispositions of property	(15)	67
Deferred income taxes	(824)	(1,537)
Stock-based compensation	9,163	8,505
Straight-line rent adjustments	27,912	27,912
(Increase), decrease
Prepaid expenses and other current assets	(4,205)	3,390
Other assets	(726)	(4)
Increase, (decrease)
Accounts payable	(245)	(665)
Accrued expenses	(3,638)	3,767
Accrued interest	12,352	(14)
Accrued salaries and wages	(979)	(3,441)
Gaming, property and other taxes	556	(989)
Income taxes	—	229
Other current and non-current liabilities	703	662
Net cash provided by operating activities	210,342	162,069
Investing activities
Capital project expenditures, net of reimbursements	(269)	(10,750)
Capital maintenance expenditures	(1,197)	(1,726)
Proceeds from sale of property and equipment	234	97
Principal payments on loan receivable	2,075	1,075
Acquisition of real estate assets	(2,940,490)	—
Collections of principal payments on investment in direct financing lease	12,525	—
Other investing activities	—	(37)
Net cash used in investing activities	(2,927,122)	(11,341)
Financing activities
Dividends paid	(179,122)	(125,522)
Proceeds from exercise of options	54,527	12,928
Proceeds from issuance of common stock, net of issuance costs	825,198	—
Proceeds from issuance of long-term debt	2,337,000	—
Financing costs	(31,908)	—
Repayments of long-term debt	(307,051)	(43,048)
Net cash provided by (used in) financing activities	2,698,644	(155,642)
Net decrease in cash and cash equivalents	(18,136)	(4,914)
Cash and cash equivalents at beginning of period	41,875	35,973
Cash and cash equivalents at end of period	$23,739	$31,059

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a triple-net operating lease with an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). See Note 5 for further details surrounding the Pinnacle acquisition.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2016, GLPI’s portfolio consisted of 35 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 14 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2016.
GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including its December 2015 announcement of the resolution of the previously disclosed litigation with The Meadows Racetrack and Casino (the "Meadows") and entry into an amended purchase agreement with Cannery Casino Resorts LLC ("CCR"), the owner of the Meadows. Furthermore, in March 2016, the Company announced it had entered into an agreement to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle. GLPI will lease the the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. Both transactions involving the Meadows are expected to close in September of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond the parties' control.
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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures." Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured and the interest rate approximates market rates for a similar instrument. The fair value measurement of the loan receivable is considered a Level 3 measurement as defined under ASC 820.

Investment in Direct Financing Lease, Net

The fair value of the investment in direct financing lease, net approximates the carrying value of the Company's investment in direct financing lease, net, as collection on the outstanding receivable balance is reasonably assured. The fair value measurement of the investment in direct financing lease, net is considered a Level 3 measurement as defined under ASC 820.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820 "Fair Value Measurements and Disclosures."

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investment in direct financing lease, net	$2,746,720	$2,746,720	$—	$—
Cash and cash equivalents	23,739	23,739	41,875	41,875
Deferred compensation plan assets	16,218	16,218	14,833	14,833
Loan receivable	27,275	27,275	29,350	29,350
Financial liabilities:
Deferred compensation plan liabilities	16,218	16,218	14,866	14,866
Long-term debt
Senior unsecured credit facility	1,145,000	1,129,314	490,000	479,612
Senior unsecured notes	3,425,000	3,557,088	2,050,000	2,014,750

Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in shareholders’ equity during a period. The Company did not have any non-owner changes in shareholders’ equity for the three and six months ended June 30, 2016 and 2015, and comprehensive income for the three and six months ended June 30, 2016 and 2015 was equivalent to net income for those time periods.

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

The Company recognizes income from tenants subject to direct financing leases ratably over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. At lease inception, the Company records an asset which represents the Company's net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized for the building portion of rent. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, percentage rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from the direct financing lease in the period earned. For further detail on the Company's direct financing lease refer to Note 9.

As of June 30, 2016, 18 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most Penn and Pinnacle subsidiaries that occupy and operate the facilities leased under the Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases.

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Penn Master Lease are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Similar to the Penn Master Lease, the Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years by an amount equal to 4% of the average annual net revenues of all facilities under the Pinnacle Master Lease during the preceding two years. As a tenant under a triple-net lease, Pinnacle is also responsible for all executory charges described in the above paragraph.

The rent structure under the Casino Queen lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to a fixed amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five year period. Similar to the master leases, the tenant is responsible for all executory charges described above.

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Pinnacle nor Casino Queen could effectively operate and run their respective business without the properties that are leased to it under the respective lease agreements with GLPI. Furthermore, at lease inception, all of Casino Queen's revenues and substantially all of Penn's and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Pinnacle and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn and Pinnacle Master Leases, Penn and Pinnacle must make their renewal election with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Pinnacle or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5 year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10 year term plus all five of the 5-year renewal options.

As of June 30, 2016, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,
2016	$299,766
2017	597,935
2018	600,455
2019	613,061
2020	613,061
Thereafter	17,679,434
Total	$20,403,712

As of June 30, 2016, the future income from the Company's properties under the non-cancelable direct financing lease, inclusive of the fixed portion of ground lease rent and including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,
2016	$35,447
2017	68,672
2018	66,509
2019	64,722
2020	63,057
Thereafter	1,121,270
Total	$1,419,677

Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the condensed consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. The portion of the ground lease rent that is fixed and determinable is included in the schedule above as future income, while the portion of the ground lease rent that is variable, as well as, the property taxes the Company's records as revenue are excluded from future minimum revenue as the amounts are not fixed and determinable at June 30, 2016. Furthermore, any contingent rent the Company expects to receive from tenants is excluded from the above schedules as it is not fixed and determinable at June 30, 2016.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Video lottery	$30,765	$31,930	$61,118	$63,171
Table game	4,475	4,881	9,191	9,691
Poker	299	320	613	648
Total gaming revenue, net of cash incentives	$35,539	$37,131	$70,922	$73,510

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Food and beverage	$1,385	$1,346	$2,734	$2,723
Other	30	11	62	21
Total promotional allowances	$1,415	$1,357	$2,796	$2,744

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Food and beverage	$580	$576	$1,114	$1,172
Other	15	4	29	7
Total cost of complimentary services	$595	$580	$1,143	$1,179

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville, the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and six months ended

June 30, 2016 and 2015, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $15.2 million and $29.9 million, respectively, as compared to $15.8 million and $30.8 million for the three and six months ended June 30, 2015.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	183,965	114,330	150,318	114,000
Assumed conversion of dilutive employee stock-based awards	2,454	4,376	2,212	4,322
Assumed conversion of restricted stock	138	163	139	193
Assumed conversion of performance-based restricted stock awards	425	518	361	522
Diluted weighted-average common shares outstanding	186,982	119,387	153,030	119,037

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$73,264	$31,989	$106,013	$65,120
Less: Net income allocated to participating securities	(170)	(131)	(301)	(267)
Net income attributable to common shareholders	$73,094	$31,858	$105,712	$64,853
Weighted-average common shares outstanding	183,965	114,330	150,318	114,000
Basic EPS	$0.40	$0.28	$0.70	$0.57

Calculation of diluted EPS:
Net income	$73,264	$31,989	$106,013	$65,120
Diluted weighted-average common shares outstanding	186,982	119,387	153,030	119,037
Diluted EPS	$0.39	$0.27	$0.69	$0.55

There were 111,818 and 139,445 outstanding stock compensation awards during the three and six months ended June 30, 2016, respectively, that were not included in the computation of diluted EPS because of being antidilutive. There were no outstanding stock compensation awards during the three months ended June 30, 2015 that were not included in the computation of diluted EPS because of being antidilutive. There were 7,269 outstanding stock compensation awards during the six months ended June 30, 2015 that were not included in the computation of diluted EPS because of being antidilutive.

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

As of June 30, 2016, there was no remaining unrecognized compensation cost for stock options. The Company recognized no compensation expense associated with these awards for the three months ended June 30, 2016 and recognized $20 thousand of compensation expense for the six months ended June 30, 2016, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively. In addition, the Company also recognized $1.9 million and $4.2 million of compensation expense for the three and six months ended June 30, 2016, respectively, relating to each of the 2016 first and second quarter $0.56 per share dividends paid on vested employee stock options. During the the three and six months ended June 30, 2015, the Company recognized $2.9 million and $5.8 million, respectively, of compensation expense, relating to each of the 2015 first and second quarter $0.55 per share dividends paid on vested employee stock options.

As of June 30, 2016, there was $9.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants remaining weighted average vesting period of 1.67 years. For the three and six months ended June 30, 2016, the Company recognized $1.9 million and $3.7 million, respectively, of compensation expense associated with these awards, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2015, respectively.

The following table contains information on restricted stock award activity for the six months ended June 30, 2016:

Number of Award Shares
Outstanding at December 31, 2015	463,764
Granted	168,966
Released	(202,281)
Canceled	(2,199)
Outstanding at June 30, 2016	428,250

Performance-based restricted stock awards have a three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based on the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index.  As of June 30, 2016, there was $15.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.89 years.  For the three and six months ended June 30, 2016, the Company recognized $2.7 million and $5.4 million, respectively, of compensation expense associated with these awards, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2015, respectively.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2016:

Number of Performance-Based Award Shares
Outstanding at December 31, 2015	1,091,556
Granted	558,000
Released	—
Canceled	—
Outstanding at June 30, 2016	1,649,556

As of June 30, 2016, there was $0.8 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards remaining weighted average vesting period of 0.59 years. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.7 million, respectively of compensation expense associated with these awards, compared to $1.1 million and $2.9 million for the three and six months ended June 30, 2015, respectively. In addition, the Company also recognized $17 thousand and $35 thousand, respectively, for the three and six months ended June 30, 2016, relating to the 2016 first and second quarter $0.56 per share dividends paid on unvested PSUs. For the three and six months ended June 30, 2015, the Company recognized $57 thousand and $0.1 million, respectively, relating to the 2015 first and second quarter $0.55 per share dividends paid on unvested PSUs.

Upon the Company's declaration of a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, in order to comply with certain REIT qualification requirements (the "Purging Distribution"), GLPI options were adjusted in a manner that preserved both the pre-distribution intrinsic value of the options and the pre-distribution ratio of the stock price to exercise price that existed immediately before the Purging Distribution. Additionally, upon declaration of the Purging Distribution, holders of GLPI PSUs were credited with the special dividend, which will accrue and be paid, if applicable, on the vesting date of the related PSU. Holders of GLPI restricted stock were entitled to receive the special dividend with respect to such restricted stock on the same date or dates that the special dividend was payable on GLPI common stock to shareholders of GLPI generally.

5.              Acquisitions

On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, adding 14 properties to its real estate portfolio. The acquisition of Pinnacle's real estate assets was the final step in a series of transactions contemplated by the July 20, 2015 merger agreement between GLPI, Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle (the "Merger Agreement") providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the Merger, GLPI contributed all of the equity interests of Gold Merger Sub to GLP Capital, L.P., a Pennsylvania limited partnership and a wholly owned subsidiary of GLPI (“GLP Capital”). At June 30, 2016, GLPI owns all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. Approval of the Merger by GLPI shareholders and Pinnacle stockholders was obtained at separate special meetings held on March 15, 2016.

In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Merger, Pinnacle caused certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation of its real property assets and gaming and other operating assets, Pinnacle distributed to its stockholders all of the issued and outstanding shares of common stock of OpCo. As described above, on April 28, 2016, Pinnacle merged with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the Securities and Exchange Commission on December 23, 2015 and declared effective on February 16, 2016 (the "Joint Proxy Statement/Prospectus"), completing the Merger. Merger Sub, as the surviving company in the Merger, owns substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and leases those assets back to Pinnacle pursuant to the triple-net 35-year (including extension renewals) Pinnacle Master Lease. A wholly-owned subsidiary of Pinnacle operates the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.
At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger was converted into 0.85 of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. Shares of GLPI common stock were also issued to satisfy GLPI's portion of the outstanding Pinnacle employee equity and cash-based incentive awards outstanding at the closing date. Approximately 56 million shares of GLPI common stock were issued as consideration in the Merger. Additionally, GLPI repaid $2.7 billion of Pinnacle's debt and paid $226.8 million of Pinnacle's transaction expenses related to the Merger. The acquisition of the Pinnacle real estate assets is accounted for as an asset acquisition under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. Inclusive of $28.3 million of the Company's own transaction expenses, the purchase price of the Pinnacle real estate assets was $4.779 billion. The Pinnacle Merger contributed approximately $61.8 million to the Company's net revenues for the three and six months ended June 30, 2016 and resulted in approximately $9.8 million of additional operating expenses for the same periods.
Purchase price allocations are primarily based on provisional fair values and are subject to revision as the Company finalizes the inclusion of transaction costs contained in the purchase price, specifically taxes the Company has agreed to pay on Pinnacle's behalf related to its spin-off. Final determination of the Company's transaction expenses may result in further adjustments to the values presented below. The following tables summarize the consideration transferred in the Merger and the purchase price allocation to the assets acquired in the Merger (in thousands):

Consideration
Cash	$2,940,490
GLPI common stock	1,823,991
Accrual for Pinnacle taxes assumed by GLPI and not paid at June 30, 2016	14,600
Fair value of total consideration transferred	$4,779,081

Real estate investments, net	$1,422,547
Land rights, net	596,920
Investment in direct financing lease, net	2,759,244
Prepaid expenses	111
Other assets	259
Total purchase price	$4,779,081
As detailed above, the Company paid $2.9 billion in cash for the acquired Pinnacle real estate assets. In addition, as part of the consideration paid for the Pinnacle real estate assets acquired in the Merger, the Company issued shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards. The dollar value of the issued shares was $1.824 billion and is considered purchase price.

GLPI entered into a Tax Matters Agreement with Pinnacle and its newly formed OpCo, whereby GLPI and OpCo each agreed to indemnify certain federal and state income tax liabilities of Pinnacle existing as of the date of the Merger. The Pinnacle taxes are preliminarily estimated to be $14.6 million and are based on the gain from the spin-off of OpCo, and the other items of taxable income and deduction, net of operating losses and tax credits, in Pinnacle’s final federal and state corporate income tax returns. The amount of Pinnacle taxes assumed by GLPI are included above in the fair value of the total consideration transferred. The final determination of the amount of the Pinnacle taxes will not be determined until the final Pinnacle tax returns are filed and the relative tax liabilities of GLPI and OpCo have been settled under the terms of the Tax Matters Agreement.  The final tax returns are expected to be filed in the fourth quarter of 2016.

The real estate investments, net represent the land purchased from Pinnacle, while the land rights, net represent the Company's rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle. The investment in direct financing lease, net is the Company's investment in the buildings and building improvements purchased from Pinnacle. As detailed in Note 9, the Pinnacle Master Lease was bifurcated between an operating lease and direct financing lease. The accounting treatment for the buildings purchased under a direct financing lease required the Company to record its initial investment in the buildings as a receivable on its Condensed Consolidated Balance Sheet, which is subsequently reduced over the lease term to its estimated residual value. The purchase price allocated to prepaid expenses and other assets represents the current and long-term portions of a director and officer liability insurance policy purchased from Pinnacle.

6.              Real Estate Investments

Real estate investments, net, represents investments in 33 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Land and improvements	$1,876,286	$453,739
Building and improvements	2,297,128	2,297,128
Construction in progress	7	—
Total real estate investments	4,173,421	2,750,867
Less accumulated depreciation	(708,170)	(660,808)
Real estate investments, net	$3,465,251	$2,090,059

The increase in land and improvements is related to the Company's April 28, 2016 acquisition of substantially all of Pinnacle's real estate assets. As described in Note 9, the Company's acquisition of Pinnacle's building assets is recorded as an investment in direct financing lease.

7. Land Rights

Land rights, net represents the Company's rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle. The ground leases are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 33 years to 92 years at the Merger date. Land rights net, consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Land rights	$596,921	$—
Less accumulated amortization	(1,541)	—
Land rights, net	$595,380	$—

Amortization expense related to the ground leases is recorded within general and administrative expenses in the condensed consolidated statements of income and totaled $1.5 million for the six months ended June 30, 2016.

As of June 30, 2016, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2016	$4,622
2017	9,244
2018	9,244
2019	9,244
2020	9,244
Thereafter	553,782
Total	$595,380

Details of the significant ground leases are as follows. The Company leases land at the Belterra Casino Resort under two ground leases, each with an initial term of 5 years and nine automatic renewals of 5 years each. The renewal options extend the leases through 2049 and are not terminable by the Company. The lease includes a base portion which is adjusted at each renewal based upon the CPI and a variable portion which is adjusted annually based upon 1.5% of gross gaming wins in excess of $100 million.

The Company leases land at the Ameristar East Chicago property under a ground lease with an initial term of 30 years and two optional renewals of 30 years each. The lease extends through 2086 with all renewals. Rent under the lease is adjusted every 3 years based upon the CPI and does not include a variable portion.

The Company leases land at the River City Hotel and Casino under a ground lease with a term of 99 years that extends through 2108. The lease includes a base portion which is fixed and a variable portion which is adjusted annually based upon 2.5% of the annual gross receipts of the property less fixed rent payments made in the same year.

The Company leases land at the L'Auberge Lakes Charles property under a ground lease with an initial term of 10 years and six optional renewals of 10 years each. The lease extends through 2075 with all renewals. Rent under the lease is adjusted annually based upon the CPI and does not include a variable portion.

8.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2016	December 31, 2015
	(in thousands)
Land and improvements	$31,187	$31,187
Building and improvements	117,344	117,314
Furniture, fixtures, and equipment	113,110	112,227
Construction in progress	535	354
Total property and equipment	262,176	261,082
Less accumulated depreciation	(137,930)	(131,335)
Property and equipment, net	$124,246	$129,747

9. Receivables

Investment in Direct Financing Lease, Net

Under ASC 840 - Leases ("ASC 840"), the Pinnacle Master Lease is bifurcated between an operating lease and a direct financing lease. The fair value assigned to the land (inclusive of the land rights) qualifies for operating lease treatment, while the fair value assigned to the buildings is classified as a direct financing lease. Under ASC 840, the accounting treatment for direct financing leases requires the Company to record an investment in direct financing leases on its books at lease inception and subsequently recognize interest income and a reduction in the investment for the building portion of rent. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. The interest income recorded under the direct financing lease is included in income from direct financing lease in the Company's Condensed Consolidated Statements of Income and is recognized over the 35-year lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from direct financing lease in the period earned. The unguaranteed residual value is the Company's estimate of what it could realize upon the sale of the property at the end of the lease term.

The net investment in the direct financing lease is evaluated for impairment on an annual basis and as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At June 30, 2016, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured. The receivable balance is recorded at carrying value which approximates fair value.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired in the Merger:

	June 30, 2016	December 31, 2015
	(in thousands)
Minimum lease payments receivable	$3,476,586	$—
Unguaranteed residual value	689,811	—
Gross investment in direct financing lease	4,166,397	—
Less: unearned income	(1,419,677)	—
Investment in direct financing lease, net	$2,746,720	$—

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million, including transaction fees of $0.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. Since March 31, 2015, Casino Queen has been obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. As of June 30, 2016, these mandatory principal payments, as well as additional principal payments, have reduced the balance of this loan to $27.3 million. The collectability of the remaining loan balance is reasonably assured, and as of June 30, 2016 the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan balance. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Leases and after giving effect to the rent escalator expects to receive approximately $14.2 million in annual rent during the year ended December 31, 2016. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods.

10.              Long-term Debt

Long-term debt is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Unsecured term loan A	$300,000	$300,000
Unsecured term loan A-1	825,000	—
Unsecured $700 million revolver	20,000	190,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	—
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	—
Capital lease	1,339	1,389
Total long-term debt	4,571,339	2,541,389
Less: unamortized debt issuance costs	(57,887)	(31,048)
Total long-term debt, net of unamortized debt issuance costs	4,513,452	2,510,341
Less current maturities of long-term debt	(105)	(102)
Long-term debt, net of current maturities	$4,513,347	$2,510,239

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2016 (in thousands):

Within one year	$105
2-3 years	870,225
4-5 years	2,225,248
Over 5 years	1,475,761
Total minimum payments	$4,571,339

Senior Unsecured Credit Facility

The Company has a $1,825.0 million senior unsecured credit facility (the "Credit Facility"), consisting of a $700.0 million revolving credit facility, a $300.0 million Term Loan A facility, and an $825 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

At June 30, 2016, the Credit Facility had a gross outstanding balance of $1,145.0 million, consisting of the $1,125.0 million Term Loan A and A-1 facilities and $20.0 million of borrowings under the revolving credit facility. Additionally, at June 30, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $679.1 million of available borrowing capacity under the revolving credit facility as of June 30, 2016.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2016, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

On April 28, 2016, in connection with the Merger, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes"). Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The net proceeds from the sale of the 2021 Notes and 2026 Notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Merger, (ii) to pay transaction-related fees and expenses related to the Merger and (iii) for general corporate purposes, which may include the acquisition, development and improvement of properties, capital expenditures, the repayment of borrowings under our revolving credit facility and other general business purposes.

Each of the 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"); 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"); and 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes 2020 Notes, 2021 Notes and 2026 Notes, the "Notes") contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2016, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the Merger, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds, which together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. Subsequent to June 30, 2016, the GLPI Bridge Facility expired unused.

11.              Commitments and Contingencies

Separation and Distribution Agreement

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

Operating Lease Commitments

In addition to the Company's obligations under operating leases assigned to the Company at the time of the Spin-Off and its other obligations under operating leases for equipment and other miscellaneous assets, the Company records rental expense for the ground rent paid by its tenants. During April 2016, the Company acquired the real estate assets of Pinnacle, including the rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle, who is responsible for payment directly to the landlord. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The portion of the ground lease rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the ground lease rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at June 30, 2016 and therefore considered contingent rent. For those ground leases with optional renewal terms extending beyond the 35-year lease term of the Pinnacle Master Lease, the Company has included only the renewals that align most closely to the 2051 termination date of the Pinnacle Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Pinnacle beyond the term of the Pinnacle Master Lease.

The future minimum lease commitments relating to noncancelable operating leases at June 30, 2016 are as follows (in thousands):

Year ending December 31,
2016	$4,354
2017	8,653
2018	8,632
2019	8,181
2020	7,543
Thereafter	490,485
Total	$527,848

Total rent expense recorded in general and administrative expense within the condensed consolidated statements of income for the three months ended June 30, 2016 and 2015 was $2.8 million and $1.5 million, respectively. Total rent expense recorded in general and administrative expense within the condensed consolidated statements of income for the six months ended June 30, 2016 and 2015 was $4.2 million and $2.5 million, respectively. This includes rent expense under the leases assigned to the Company at Spin-Off, leases for equipment and miscellaneous assets and the fixed and variable rent under the ground leases discussed above.

12.              Stockholders' Equity

Common Stock

On April 6, 2016, the Company closed a public offering of 28,750,000 shares of its common stock, at a public offering price of $30.00 per share, before underwriting discount, which included 3,750,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares.

The Company received approximately $825.2 million in net proceeds from the offering and used the net proceeds from the offering to partially fund its acquisition of substantially all of the real estate assets of Pinnacle, including the repayment, redemption and/or discharge of a portion of certain debt of Pinnacle assumed by the Company in connection with the Merger and the payment of transaction-related fees and expenses.

Additionally, on April 28, 2016, in connection with the Merger, the Company issued approximately 56 million shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards as consideration for the Pinnacle real estate assets.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2016 and 2015:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212

2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348

In addition for the three and six months ended June 30, 2016, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.3 million and $0.6 million, respectively, as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

13.       Segment Information

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$170,405	$36,956	$—	$207,361	$111,238	$38,629	$—	$149,867
Income from operations	113,546	7,271	—	120,817	56,313	6,558	—	62,871
Interest, net	45,284	2,600	(2,602)	45,282	29,001	2,601	(2,602)	29,000
Income before income taxes	70,864	4,671	—	75,535	29,914	3,957	—	33,871
Income tax expense	210	2,061	—	2,271	186	1,696	—	1,882
Net income	70,654	2,610	—	73,264	29,728	2,261	—	31,989
Depreciation	24,197	2,822	—	27,019	24,393	3,224	—	27,617
Capital project expenditures, net of reimbursements	4	—	—	4	4,244	866	—	5,110
Capital maintenance expenditures	—	835	—	835	—	775	—	775

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$282,447	$73,734	$—	$356,181	$222,136	$76,436	$—	$298,572
Income from operations	174,316	14,138	—	188,454	113,913	13,758	—	127,671
Interest, net	78,168	5,201	(5,203)	78,166	57,969	5,201	(5,203)	57,967
Income before income taxes	101,351	8,937	—	110,288	61,147	8,557	—	69,704
Income tax expense	596	3,679	—	4,275	996	3,588	—	4,584
Net income	100,755	5,258	—	106,013	60,151	4,969	—	65,120
Depreciation	48,409	5,693	—	54,102	48,786	6,242	—	55,028
Capital project expenditures, net of reimbursements	168	101	—	269	4,853	5,897	—	10,750
Capital maintenance expenditures	—	1,197	—	1,197	—	1,726	—	1,726

(in thousands)	GLP Capital	TRS Properties	Eliminations	Total
Balance sheet at June 30, 2016
Total assets	$6,940,323	$208,739	$—	$7,149,062

Balance sheet at December 31, 2015
Total assets	$2,223,373	$224,782	$—	$2,448,155

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash paid for income taxes, net of refunds received	$2,796	$4,425	$3,030	$4,425
Cash paid for interest	55,732	52,451	58,301	55,066

15.       Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania for its corporate headquarters building. Also in connection with completion of construction of its corporate headquarters building, the Company entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Construction of the Company's corporate headquarters building was completed in October 2015 and the Company did not incur additional costs related to the building with WPC or the Construction Manager subsequent to 2015.

The Company paid approximately $189,000 and $228,000, respectively, to WPC during the three and six months ended June 30, 2015 in connection with construction costs WPC paid on the Company's behalf. Pursuant to the Construction Management Agreement, the Construction Manager, among other things, provided certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project and certain additional costs for added services. During the three and six months ended June 30, 2015, the Company paid or accrued approximately $101,000 to the Construction Manager.

Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the three and six months ended June 30, 2016, the Company paid approximately $8,300 and $13,800 to the WPCOA, respectively.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC and associated with the WPCOA. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

16.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized balance sheets as of June 30, 2016 and December 31, 2015, statements of income for the three and six months ended June 30, 2016 and 2015 and statements of cash flows for the six months ended June 30, 2016 and 2015 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At June 30, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,909,458	$1,555,793	$—	$3,465,251
Land rights, net	—	—	595,380	—	595,380
Property and equipment, used in operations, net	—	23,608	100,638	—	124,246
Investment in direct financing lease, net	—	—	2,746,720	—	2,746,720
Cash and cash equivalents	—	4,840	18,899	—	23,739
Prepaid expenses	—	4,380	1,415	390	6,185
Other current assets	—	60,050	10,452	—	70,502
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,500 at June 30, 2016	—	—	—	—	—
Loan receivable	—	—	27,275	—	27,275
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,386,173	4,919,007	2,593,613	(9,898,793)	—
Deferred tax assets, non-current		—	3,293	—	3,293
Other assets	—	256	1,117	—	1,373
Total assets	$2,386,173	$7,115,194	$7,739,693	$(10,091,998)	$7,149,062

Liabilities
Accounts payable	$—	$104	$140	$—	$244
Accrued expenses	—	1,189	5,323	—	6,512
Accrued interest	—	29,975	—	—	29,975
Accrued salaries and wages	—	10,770	1,970	—	12,740
Gaming, property, and other taxes	—	21,236	10,101	—	31,337
Income taxes	—	1	(391)	390	—
Current maturities of long-term debt	—	105	—	—	105
Other current liabilities	—	17,002	15,990	—	32,992
Long-term debt, net of current maturities and unamortized debt issuance costs	—	4,513,347	—	—	4,513,347
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	135,291	—	—	135,291
Deferred tax liabilities, non-current	—	—	347	—	347
Total liabilities	—	4,729,020	227,075	(193,205)	4,762,890

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 203,412,809 shares issued at June 30, 2016)	2,034	2,034	2,034	(4,068)	2,034
Additional paid-in capital	3,647,137	3,647,139	8,578,687	(12,225,826)	3,647,137
Retained (deficit) earnings	(1,262,998)	(1,262,999)	(1,068,103)	2,331,101	(1,262,999)
Total shareholders’ (deficit) equity	2,386,173	2,386,174	7,512,618	(9,898,793)	2,386,172
Total liabilities and shareholders’ (deficit) equity	$2,386,173	$7,115,194	$7,739,693	$(10,091,998)	$7,149,062

Three months ended June 30, 2016 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$96,066	$46,035	$—	$142,101
Income from direct financing lease	—	—	12,631	—	12,631
Real estate taxes paid by tenants	—	8,581	7,092	—	15,673
Total rental revenue and income from direct financing lease	—	104,647	65,758	—	170,405
Gaming	—	—	35,539	—	35,539
Food, beverage and other	—	—	2,832	—	2,832
Total revenues	—	104,647	104,129	—	208,776
Less promotional allowances	—	—	(1,415)	—	(1,415)
Net revenues	—	104,647	102,714	—	207,361
Operating expenses
Gaming	—	—	19,105	—	19,105
Food, beverage and other	—	—	2,084	—	2,084
Real estate taxes	—	8,607	7,468	—	16,075
General and administrative	—	13,823	8,438	—	22,261
Depreciation	—	23,436	3,583	—	27,019
Total operating expenses	—	45,866	40,678	—	86,544
Income from operations	—	58,781	62,036	—	120,817

Other income (expenses)
Interest expense	—	(45,936)	—	—	(45,936)
Interest income	—	169	485	—	654
Intercompany dividends and interest	—	95,858	11,898	(107,756)	—
Total other income (expenses)	—	50,091	12,383	(107,756)	(45,282)

Income (loss) before income taxes	—	108,872	74,419	(107,756)	75,535
Income tax expense	—	210	2,061	—	2,271
Net income (loss)	$—	$108,662	$72,358	$(107,756)	$73,264

Six months ended June 30, 2016 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$192,738	$49,578	$—	$242,316
Income from direct financing lease	—	—	12,631	—	12,631
Real estate taxes paid by tenants	—	19,896	7,604	—	27,500
Total rental revenue and income from direct financing lease	—	212,634	69,813	—	282,447
Gaming	—	—	70,922	—	70,922
Food, beverage and other	—	—	5,608	—	5,608
Total revenues	—	212,634	146,343	—	358,977
Less promotional allowances	—	—	(2,796)	—	(2,796)
Net revenues	—	212,634	143,547	—	356,181
Operating expenses
Gaming	—	—	38,039	—	38,039
Food, beverage and other	—	—	4,137	—	4,137
Real estate taxes	—	19,927	8,355	—	28,282
General and administrative	—	29,051	14,116	—	43,167
Depreciation	—	46,887	7,215	—	54,102
Total operating expenses	—	95,865	71,862	—	167,727
Income from operations	—	116,769	71,685	—	188,454

Other income (expenses)
Interest expense	—	(79,337)	—	—	(79,337)
Interest income	—	169	1,002	—	1,171
Intercompany dividends and interest	—	105,602	17,297	(122,899)	—
Total other income (expenses)	—	26,434	18,299	(122,899)	(78,166)

Income (loss) before income taxes	—	143,203	89,984	(122,899)	110,288
Income tax expense	—	596	3,679	—	4,275
Net income (loss)	$—	$142,607	$86,305	$(122,899)	$106,013

Six months ended June 30, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$142,607	$86,305	$(122,899)	$106,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,887	8,756	—	55,643
Amortization of debt issuance costs	—	8,632	—	—	8,632
Gains on dispositions of property	—	—	(15)	—	(15)
Deferred income taxes	—	—	(824)	—	(824)
Stock-based compensation	—	9,163	—	—	9,163
Straight-line rent adjustments	—	27,912	—	—	27,912
(Increase) decrease,
Prepaid expenses and other current assets	—	(7,008)	272	2,531	(4,205)
Other assets	—	—	(726)	—	(726)
Intercompany	—	14,224	(14,224)	—	—
Increase (decrease),
Accounts payable	—	(106)	(139)	—	(245)
Accrued expenses	—	(3,548)	(90)	—	(3,638)
Accrued interest	—	12,352	—	—	12,352
Accrued salaries and wages	—	42	(1,021)	—	(979)
Gaming, property and other taxes	—	471	85	—	556
Income taxes	—	41	2,490	(2,531)	—
Other current and non-current liabilities	—	702	1	—	703
Net cash provided by (used in) operating activities	—	252,371	80,870	(122,899)	210,342
Investing activities
Capital project expenditures, net of reimbursements	—	(168)	(101)	—	(269)
Capital maintenance expenditures	—	—	(1,197)	—	(1,197)
Proceeds from sale of property and equipment	—	—	234	—	234
Principal payments on loan receivable	—	—	2,075	—	2,075
Acquisition of real estate assets	—	—	(2,940,490)	—	(2,940,490)
Collection of principal payments on investment in direct financing lease	—	—	12,525	—	12,525
Net cash used in investing activities	—	(168)	(2,926,954)	—	(2,927,122)
Financing activities
Dividends paid	(179,122)	—	—	—	(179,122)
Proceeds from exercise of options	54,527	—	—	—	54,527
Proceeds from issuance of common stock, net of issuance costs	825,198	—		—	825,198
Proceeds from issuance of long-term debt	—	2,337,000	—	—	2,337,000
Financing costs	—	(31,908)	—	—	(31,908)
Repayments of long-term debt	—	(307,051)	—	—	(307,051)
Intercompany financing	(700,603)	(2,254,120)	2,831,824	122,899	—
Net cash (used in) provided by financing activities	—	(256,079)	2,831,824	122,899	2,698,644
Net decrease in cash and cash equivalents	—	(3,876)	(14,260)	—	(18,136)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$4,840	$18,899	$—	$23,739

At December 31, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,955,290	$134,769	$—	$2,090,059
Property and equipment, used in operations, net	—	24,494	105,253	—	129,747
Cash and cash equivalents	—	8,716	33,159	—	41,875
Prepaid expenses	—	3,768	1,218	2,922	7,908
Other current assets	—	54,838	2,883	—	57,721
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	—	3,563	—	—	3,563
Loan receivable	—	—	29,350	—	29,350
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(253,514)	191,112	(46,418)	108,820	—
Deferred tax assets, non-current	—	—	2,554	(107)	2,447
Other assets	—	256	131	—	387
Total assets	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Liabilities
Accounts payable	$—	$127	$279	$—	$406
Accrued expenses	—	4,737	4,843	—	9,580
Accrued interest	—	17,623	—	—	17,623
Accrued salaries and wages	—	10,728	2,991	—	13,719
Gaming, property, and other taxes	—	21,949	2,753	—	24,702
Income taxes	—	(41)	(2,881)	2,922	—
Current maturities of long-term debt	—	102	—	—	102
Other current liabilities	—	16,303	1,384	—	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,510,239	—	—	2,510,239
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	107,379	—	—	107,379
Deferred tax liabilities, non-current	—	—	339	(107)	232
Total liabilities	—	2,689,146	203,303	(190,780)	2,701,669

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 shares issued at December 31, 2015)	1,156	1,156	1,156	(2,312)	1,156
Additional paid-in capital	935,220	935,221	1,088,058	(2,023,279)	935,220
Retained (deficit) earnings	(1,189,890)	(1,189,891)	(944,520)	2,134,411	(1,189,890)
Total shareholders’ (deficit) equity	(253,514)	(253,514)	144,694	108,820	(253,514)
Total liabilities and shareholders’ (deficit) equity	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Three months ended June 30, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$94,795	$3,500	$—	$98,295
Income from direct financing lease	—	—	—	—	—
Real estate taxes paid by tenants	—	12,482	461	—	12,943
Total rental revenue and income from direct financing lease	—	107,277	3,961	—	111,238
Gaming	—	—	37,131	—	37,131
Food, beverage and other	—	—	2,855	—	2,855
Total revenues	—	107,277	43,947	—	151,224
Less promotional allowances	—	—	(1,357)	—	(1,357)
Net revenues	—	107,277	42,590	—	149,867
Operating expenses
Gaming	—	—	20,271	—	20,271
Food, beverage and other	—	—	2,177	—	2,177
Real estate taxes	—	12,482	727	—	13,209
General and administrative	—	17,588	6,134	—	23,722
Depreciation	—	23,632	3,985	—	27,617
Total operating expenses	—	53,702	33,294	—	86,996
Income from operations	—	53,575	9,296	—	62,871

Other income (expenses)
Interest expense	—	(29,585)	—	—	(29,585)
Interest income	—	1	584	—	585
Intercompany dividends and interest	—	7,603	1,397	(9,000)	—
Total other income (expenses)	—	(21,981)	1,981	(9,000)	(29,000)

Income (loss) before income taxes	—	31,594	11,277	(9,000)	33,871
Income tax expense	—	186	1,696	—	1,882
Net income (loss)	$—	$31,408	$9,581	$(9,000)	$31,989

Six months ended June 30, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$188,843	$7,000	$—	$195,843
Income from direct financing lease	—	—	—	—	—
Real estate taxes paid by tenants	—	25,309	984	—	26,293
Total rental revenue and income from direct financing lease	—	214,152	7,984	—	222,136
Gaming	—	—	73,510	—	73,510
Food, beverage and other	—	—	5,670	—	5,670
Total revenues	—	214,152	87,164	—	301,316
Less promotional allowances	—	—	(2,744)	—	(2,744)
Net revenues	—	214,152	84,420	—	298,572
Operating expenses
Gaming	—	—	39,287	—	39,287
Food, beverage and other	—	—	4,361	—	4,361
Real estate taxes	—	25,309	1,655	—	26,964
General and administrative	—	33,144	12,117	—	45,261
Depreciation	—	47,264	7,764	—	55,028
Total operating expenses	—	105,717	65,184	—	170,901
Income from operations	—	108,435	19,236	—	127,671

Other income (expenses)
Interest expense	—	(59,147)	—	—	(59,147)
Interest income	—	11	1,169	—	1,180
Intercompany dividends and interest	—	17,689	7,000	(24,689)	—
Total other income (expenses)	—	(41,447)	8,169	(24,689)	(57,967)

Income (loss) before income taxes	—	66,988	27,405	(24,689)	69,704
Income tax expense	—	996	3,588	—	4,584
Net income (loss)	$—	$65,992	$23,817	$(24,689)	$65,120

Six months ended June 30, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$65,992	$23,817	$(24,689)	$65,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	47,264	7,764	—	55,028
Amortization of debt issuance costs	—	4,039	—	—	4,039
Losses on dispositions of property	—	46	21	—	67
Deferred income taxes	—	—	(1,537)	—	(1,537)
Stock-based compensation	—	8,505	—	—	8,505
Straight-line rent adjustments	—	27,912	—	—	27,912
(Increase) decrease,
Prepaid expenses and other current assets	—	938	2,452	—	3,390
Other assets	—	(1)	(3)	—	(4)
Intercompany	—	2,244	(2,244)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(694)	29	—	(665)
Accrued expenses	—	4,172	(405)	—	3,767
Accrued interest	—	(14)	—	—	(14)
Accrued salaries and wages	—	(3,178)	(263)	—	(3,441)
Gaming, property and other taxes	—	(973)	(16)	—	(989)
Income taxes	—	122	107	—	229
Other current and non-current liabilities	—	749	(87)	—	662
Net cash provided by (used in) operating activities	—	157,123	29,635	(24,689)	162,069
Investing activities
Capital project expenditures, net of reimbursements	—	(4,853)	(5,897)	—	(10,750)
Capital maintenance expenditures	—	—	(1,726)	—	(1,726)
Proceeds from sale of property and equipment	—	91	6	—	97
Principal payments on loan receivable	—	—	1,075	—	1,075
Other investing activities	—	(37)	—	—	(37)
Net cash used in investing activities	—	(4,799)	(6,542)	—	(11,341)
Financing activities
Dividends paid	(125,522)	—	—	—	(125,522)
Proceeds from exercise of options	12,928	—	—	—	12,928
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(43,048)	—	—	(43,048)
Intercompany financing	109,951	(110,004)	(24,636)	24,689	—
Net cash (used in) provided by financing activities	(2,643)	(153,052)	(24,636)	24,689	(155,642)
Net decrease in cash and cash equivalents	(2,643)	(728)	(1,543)	—	(4,914)
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$3,722	$27,337	$—	$31,059

17.       Subsequent Events

On August 3, 2016, the Company declared its third quarter dividend of $0.60 per common share, payable on September 23, 2016 to shareholders of record on September 12, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirectly wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. See "Note 5: Acquisitions" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further details surrounding the Pinnacle acquisition.
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2016, GLPI’s portfolio consisted of 35 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 14 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2016.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms, including our December 2015 announcement of the resolution of the previously disclosed litigation with the Meadows and our entry into an amended purchase agreement with CCR, the owner of the Meadows. Furthermore, in March 2016, the Company announced it had entered into an agreement to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle. GLPI will lease the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. Both transactions involving the Meadows are expected to close in September of 2016. However, we cannot predict the actual dates on which the transactions will be completed because each transaction is subject to conditions beyond the parties' control.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of June 30, 2016, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 605, "Revenue Recognition" ("ASC 605"), we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $207.4 million and $120.8 million, respectively, for the three months ended June 30, 2016, compared to $149.9 million and $62.9 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $356.2 million and $188.5 million, respectively, for the six months ended June 30, 2016, compared to $298.6 million and $127.7 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Rental revenue and income from the direct financing lease were $170.4 million and $282.4 million, respectively, for the three and six months ended June 30, 2016, and $111.2 million and $222.1 million, respectively, for the three and six months ended June 30, 2015. Rental revenue and income from the direct financing lease increased by $59.2 million for the three months ended June 30, 2016, as compared to the corresponding period in the prior year, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, also resulting from the addition of the Pinnacle properties to our real estate portfolio. Rental revenue and income from the direct financing lease increased by $60.3 million for the six months ended June 30, 2016, as compared to the corresponding period in the prior year, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and income from the direct financing lease, as well as the impact of the Penn rent escalator, improved results at our two properties with monthly variable rent in 2016 and an increase in real estate taxes, also resulting from the addition of the Pinnacle properties to our real estate portfolio.

•
Net revenues for our TRS Properties decreased by $1.7 million and $2.7 million for the three and six months ended June 30, 2016, as compared to the corresponding period in the prior year, primarily due to decreased gaming revenues at both Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from lower volumes.

•
Total operating expenses decreased by $0.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year, driven by decreases in most expenses, partially offset by increases in real estate taxes primarily as a result of the addition of the Pinnacle properties to our real estate portfolio.

•
Other expenses, net increased by $16.3 million and $20.2 million, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year, driven by increases in interest expense related to the Company's new borrowings.

•
Income tax expense increased by $0.4 million for the three months ended June 30, 2016, as compared to the corresponding period in the prior year and decreased by $0.3 million for the six months ended June 30, 2016, as compared to the corresponding period in the prior year.

•
Net income increased by $41.3 million and $40.9 million, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. The Pinnacle Master Lease added 14 properties to our real estate portfolio. See "Note 5: Acquisitions" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further details surrounding the Pinnacle acquisition.

•
On March 29, 2016, the Company entered into an agreement with Pinnacle to sell the entities holding the Meadows gaming and racing licenses and operating assets to Pinnacle for $138 million in cash, while we will retain ownership of the land and buildings of the Meadows. At closing, which is expected in September of 2016 contemporaneously with our closing of the Meadows Acquisition, we will lease the real estate assets of the Meadows to Pinnacle pursuant to a triple-net lease with an initial 10-year term, with the option to renew for three successive five- year terms and a final four-year term, at Pinnacle’s option. The lease will have a fixed base rent component, with customary annual escalators, plus a percentage rent component. The initial aggregate annual rent payable under the lease is expected to be approximately $25.5 million, comprised of approximately $14.0 million base rent and approximately $11.5 million percentage rent. The lease contains an annual escalator provision for up to 5% of the base rent, with rent coverage thresholds of 1.8 in year one, 1.9 in year two and 2.0 in year three and thereafter. The escalator remains at 5% for ten years or until total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter. The percentage rent is adjusted every two years by 4% of the amount by which average property net revenue increases or decreases from the prior period.

•
On December 15, 2015, the Company entered into the Amended and Restated Membership Interest Purchase Agreement with CCR to acquire the Meadows, which is located in Washington, Pennsylvania for a base purchase price of $440 million, inclusive of the $10 million previously paid to CCR, subject to certain closing adjustments, including adjustments based on the amount of working capital and other operational cash balances. The amended purchase agreement amends and restates the original purchase agreement entered into among the same parties on May 13, 2014. As described above, GLPI expects to sell the gaming operations of the Meadows to Pinnacle, while retaining ownership of the land and buildings. Both transactions involving the Meadows are expected to close during September of 2016. However, we cannot predict the actual date on which the transactions will be completed because such transactions are subject to conditions beyond our control.

TRS Properties

•
In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changed the tax rate casino operators pay the state, varying from casino to casino, allowed all casinos in Maryland to be open 24 hours per day for the entire year, and permitted casinos to directly purchase slot machines in exchange for gaming tax reductions. As a result of slot machines purchased during 2015, Hollywood Casino Perryville's effective tax rate was reduced to 62.5 percent from 67 percent in 2015 and to 61 percent in 2016. The option for an additional 5 percent tax reduction is possible in 2019 if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The $1.3 billion casino resort, which is currently under construction and expected to open in the late fourth quarter of 2016, could adversely impact Hollywood Casino Perryville’s financial results.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, real estate investments, leases and goodwill and other intangible assets as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. Other than the identification of the accounting for leases (as discussed below) as a critical accounting estimate there has been no material change to these estimates for the six months ended June 30, 2016.

Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have Master Leases with both Penn and Pinnacle under which we lease 18 and 14 properties, respectively, to these tenants. We also have a long-term lease with Casino Queen. The accounting guidance under ASC 840 - Leases ("ASC 840") is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new lease, to determine if we will account for the lease as a capital or operating lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under capital leases and operating leases.

Under the operating lease model, as the lessor, the assets we lease remain on our books and we record rental revenues on a straight-line basis over the lease term. This includes the recognition of percentage rents that are fixed and determinable at the lease inception date on a straight-line basis over the entire lease term, resulting in the recognition of deferred rental revenue on our condensed consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant. Under operating lease treatment, assets we own and lease to tenants are recorded on our consolidated balance sheet as real estate investments.

Under the direct financing lease model, however, at lease inception we record an investment in direct financing lease on our condensed consolidated balance sheet rather than recording the actual assets we own and the cash rent we receive from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the direct financing lease receivable. Under ASC 840, for leases of both building and land, leases may be bifurcated between operating and capital leases, with the land portion of the lease typically qualifying for operating lease treatment. To determine if the building portion of a lease triggers capital lease treatment we conduct the four lease tests in ASC 840 outlined below. If a lease meets any of the four criteria below it is accounted for as a capital lease.

1) Transfer of ownership - The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title.

2) Bargain purchase option - The lease contains a bargain purchase option, which is a provision allowing the lessee, at its option, to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option becomes exercisable. In addition, the exercise of the option must be reasonably assured at lease inception.

3) Lease term - The lease term is equal to 75 percent or more of the estimated economic life of the leased property. However, if the beginning of the lease term falls within the last 25 percent of the total estimated economic life of the leased property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease. This test is conducted on a property by property basis.

4) Minimum lease payments - The present value of the minimum lease payments at the beginning of the lease term, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90% of the fair value of the leased property to the lessor at lease inception less any related investment tax credit retained by the lessor and expected to be realized by the lessor. If the beginning of the lease term falls within the last 25% of the total estimated economic life of the leased property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease.

The tests outlined above, as well as the resulting calculations, require subjective judgments such as determining, at lease inception, the fair value of the assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, the incremental borrowing rate of the lessee and the interest rate implicit in the lease. A slight change in estimate or judgment can result in a materially different financial statement presentation.

For example, in conducting the lease classification tests on the Pinnacle Master Lease, we concluded that the remaining economic lives of the leased properties were not ample enough to pass the lease term test above, thus triggering capital lease treatment, specifically direct financing lease treatment. As a result, we record rental revenues from the land portion of the lease, while also recording interest income from the direct financing lease for the building portion of the lease, as well as applying a portion of the rent received against the lease receivable we recorded on our books at lease inception. In determining the portion of the rent to be applied to the leased land we used an assumption of the lessee's incremental borrowing rate. Any change to this borrowing rate would impact the amount of rent received that we record as true rental revenue, as interest income from the direct financing lease and against the lease receivable over the lease term. Furthermore, this borrowing rate, in addition to an estimated residual value, determines the actual amount of the lease receivable recorded on our books at lease inception. We use this borrowing rate as the basis for our calculation of the recognition of income under the direct financing lease model which is computed using an implicit interest rate that is derived from the lessee's assumed incremental borrowing. The residual value is our estimate of what we would realize upon the sale of the property at the end of the lease term and is derived from management's best estimates.

Our net investment in the direct financing lease is evaluated for impairment on an annual basis and as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Rental income	$142,101	$98,295	$242,316	$195,843
Income from direct financing lease	12,631	—	12,631	—
Real estate taxes paid by tenants	15,673	12,943	27,500	26,293
Total rental revenue and income from direct financing lease	170,405	111,238	282,447	222,136
Gaming	35,539	37,131	70,922	73,510
Food, beverage and other	2,832	2,855	5,608	5,670
Total revenues	208,776	151,224	358,977	301,316
Less promotional allowances	(1,415)	(1,357)	(2,796)	(2,744)
Net revenues	207,361	149,867	356,181	298,572
Operating expenses
Gaming	19,105	20,271	38,039	39,287
Food, beverage and other	2,084	2,177	4,137	4,361
Real estate taxes	16,075	13,209	28,282	26,964
General and administrative	22,261	23,722	43,167	45,261
Depreciation	27,019	27,617	54,102	55,028
Total operating expenses	86,544	86,996	167,727	170,901
Income from operations	$120,817	$62,871	$188,454	$127,671

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2016 and 2015 is summarized below:

	Three Months Ended June 30,
	2016	2015	2016	2015
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$170,405	$111,238	$113,546	$56,313
TRS Properties	36,956	38,629	7,271	6,558
Total	$207,361	$149,867	$120,817	$62,871

	Six Months Ended June 30,
	2016	2015	2016	2015
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$282,447	$222,136	$174,316	$113,913
TRS Properties	73,734	76,436	14,138	13,758
Total	$356,181	$298,572	$188,454	$127,671

Adjusted EBITDA, FFO and AFFO

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, in order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income annually. The Company adjusts AFFO accordingly to provide our investors an estimate of the taxable income available for this distribution requirement.

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We have defined AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation, amortization of land rights, straight-line rent adjustments and direct financing lease adjustments, reduced by maintenance capital expenditures. Finally, we have defined Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments and the amortization of land rights.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$73,264	$31,989	$106,013	$65,120
Losses or (gains) from dispositions of property	—	66	(15)	67
Real estate depreciation	23,671	23,925	47,362	47,851
Funds from operations	$96,935	$55,980	$153,360	$113,038
Straight-line rent adjustments	13,956	13,956	27,912	27,912
Direct financing lease adjustments	12,525	—	12,525	—
Other depreciation	3,348	3,692	6,740	7,177
Amortization of land rights	1,541	—	1,541	—
Amortization of debt issuance costs	3,050	2,019	8,632	4,039
Stock based compensation	4,591	4,111	9,163	8,505
Maintenance CAPEX	(835)	(775)	(1,197)	(1,726)
Adjusted funds from operations	$135,111	$78,983	$218,676	$158,945
Interest, net	45,282	29,000	78,166	57,967
Income tax expense	2,271	1,882	4,275	4,584
Maintenance CAPEX	835	775	1,197	1,726
Amortization of debt issuance costs	(3,050)	(2,019)	(8,632)	(4,039)
Adjusted EBITDA	$180,449	$108,621	$293,682	$219,183

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 is as follows:

	GLP Capital		TRS Properties
Three Months Ended June 30,	2016	2015	2016	2015
	(in thousands)
Net income	$70,654	$29,728	$2,610	$2,261
Losses from dispositions of property	—	46	—	20
Real estate depreciation	23,671	23,925	—	—
Funds from operations	$94,325	$53,699	$2,610	$2,281
Straight-line rent adjustments	13,956	13,956	—	—
Direct financing lease adjustments	12,525	—	—	—
Other depreciation	526	468	2,822	3,224
Amortization of land rights	1,541	—	—	—
Debt issuance costs amortization	3,050	2,019	—	—
Stock based compensation	4,591	4,111	—	—
Maintenance CAPEX	—	—	(835)	(775)
Adjusted funds from operations	$130,514	$74,253	$4,597	$4,730
Interest, net (1)	42,682	26,399	2,600	2,601
Income tax expense	210	186	2,061	1,696
Maintenance CAPEX	—	—	835	775
Debt issuance costs amortization	(3,050)	(2,019)	—	—
Adjusted EBITDA	$170,356	$98,819	$10,093	$9,802

	GLP Capital		TRS Properties
Six Months Ended June 30,	2016	2015	2016	2015
	(in thousands)

Net income	$100,755	$60,151	$5,258	$4,969
Losses or (gains) from dispositions of property	—	46	(15)	21
Real estate depreciation	47,362	47,851	—	—
Funds from operations	$148,117	$108,048	$5,243	$4,990
Straight-line rent adjustments	27,912	27,912	—	—
Direct financing lease adjustments	12,525	—	—	—
Other depreciation	1,047	935	5,693	6,242
Amortization of land rights	1,541	—	—	—
Debt issuance costs amortization	8,632	4,039	—	—
Stock based compensation	9,163	8,505	—	—
Maintenance CAPEX	—	—	(1,197)	(1,726)
Adjusted funds from operations	$208,937	$149,439	$9,739	$9,506
Interest, net (1)	72,965	52,766	5,201	5,201
Income tax expense	596	996	3,679	3,588
Maintenance CAPEX	—	—	1,197	1,726
Debt issuance costs amortization	(8,632)	(4,039)	—	—
Adjusted EBITDA	$273,866	$199,162	$19,816	$20,021

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $5.2 million for both the three and six months ended June 30, 2016 and 2015, respectively.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $94.3 million, $130.5 million and $170.4 million, respectively, for the three months ended June 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $53.7 million, $74.3 million and $98.8 million, respectively, for the three months ended June 30, 2015. The significant increase in net income for our GLP Capital segment for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 was primarily driven by a $59.2 million increase in net revenues, partially offset by a $2.8 million increase in real estate taxes and a $16.4 million increase in interest expense. The increase in net revenues in our GLP Capital segment were primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants, also resulting from the addition of the Pinnacle properties to our real estate portfolio. The addition of the Pinnacle properties also increased the real estate taxes in the GLP Capital segment for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Interest expense increased due to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights and increased amortized debt issuance costs associated with our new borrowings utilized to finance the Pinnacle acquisition and higher stock-based compensation expense, which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's assumed ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest, less the increase in amortized debt issuance costs, which are non-cash and excluded from Adjusted EBITDA.

Net income and FFO for our TRS Properties segment both increased by $0.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, while AFFO decreased by $0.1 million and Adjusted EBITDA increased by $0.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Net income and FFO for our TRS Properties segment increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to expense management, in spite of declining revenues. AFFO for our TRS Properties segment decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the reasons described above, offset by a decrease in depreciation expense due to certain assets reaching their full depreciation. Adjusted EBITDA for our TRS Properties segment increased by $0.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the reasons described above and an increase in income tax expense.

FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $148.1 million, $208.9 million and $273.9 million, respectively, for the six months ended June 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $108.0 million, $149.4 million and $199.2 million, respectively, for the six months ended June 30, 2015. The significant increase in net income for our GLP Capital segment for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 was primarily driven by a $60.3 million increase in net revenues, partially offset by a $1.2 million increase in real estate taxes and a $20.2 million increase in interest expense. The increase in net revenues in our GLP Capital segment were primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator, improved results at our two properties with monthly variable rent in 2016 and an increase in real estate taxes paid by tenants, also resulting from the addition of the Pinnacle properties to our real estate portfolio. The addition of the Pinnacle properties also increased the real estate taxes in the GLP Capital segment for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Interest expense increased due to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights and increased amortized debt issuance costs associated with our new borrowings and the bridge financing related to the Pinnacle acquisition and higher stock-based compensation expense, which are added back for purposes of calculating AFFO. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest, less the increase in amortized debt issuance costs, which are non-cash and excluded from Adjusted EBITDA.

Net income and FFO for our TRS Properties segment both increased by $0.3 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, while AFFO increased by $0.2 million and Adjusted EBITDA decreased by $0.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Net income and FFO for our TRS Properties segment increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to expense management, in spite of declining revenues. AFFO for our TRS Properties segment increased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the reasons described above. Adjusted EBITDA for our TRS Properties segment decreased by $0.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the reasons described above and a decrease in capital maintenance expenditures.

Revenues

Revenues for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$170,405	$111,238	$59,167	53.2%
Gaming	35,539	37,131	(1,592)	(4.3)%
Food, beverage and other	2,832	2,855	(23)	(0.8)%
Total revenues	208,776	151,224	57,552	38.1%
Less promotional allowances	(1,415)	(1,357)	(58)	(4.3)%
Net revenues	$207,361	$149,867	$57,494	38.4%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$282,447	$222,136	$60,311	27.2%
Gaming	70,922	73,510	(2,588)	(3.5)%
Food, beverage and other	5,608	5,670	(62)	(1.1)%
Total revenues	358,977	301,316	57,661	19.1%
Less promotional allowances	(2,796)	(2,744)	(52)	(1.9)%
Net revenues	$356,181	$298,572	$57,609	19.3%

Total rental revenue and income from direct financing lease

For the three months ended June 30, 2016 and 2015, rental revenue and income from the direct financing lease was $170.4 million and $111.2 million, respectively, for our GLP Capital segment, which included $15.7 million and $12.9 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $59.2 million or 53.2% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $42.5 million of rental revenue, $12.6 million of interest income from the direct financing lease and $6.7 million of real estate taxes to net revenues for the three months ended June 30, 2016. The Penn rent escalator contributed an increase of $1.3 million of rental revenue for three months ended June 30, 2016, as compared to the three months ended June 30, 2015. These increases to rental revenue and income from the direct financing lease were offset by decreases in the real taxes paid by tenants at our Penn properties.

For the six months ended June 30, 2016 and 2015, rental revenue and income from the direct financing lease was $282.4 million and $222.1 million, respectively, for our GLP Capital segment, which included $27.5 million and $26.3 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. Rental revenue and income from the direct financing lease increased $60.3 million or 27.2% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator, improved results at our two properties with monthly variable rent in 2016 and an increase in real estate taxes, resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $42.5 million of rental revenue, $12.6 million of interest income from the direct financing lease and $6.7 million of real estate taxes to net revenues for the three months ended June 30, 2016. The Penn rent escalator and the variable rent properties contributed an increase of $3.8 million of rental revenue for three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $1.6 million, or 4.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to decreases in gaming revenues of $1.1 million and $0.5 million at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively, resulting from lower volumes. Gaming revenue for our TRS Properties segment decreased by $2.6 million, or 3.5%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to a $2.5 million decrease in gaming revenues at Hollywood Casino Baton Rouge, resulting from lower volumes.

Operating expenses

Operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$19,105	$20,271	$(1,166)	(5.8)%
Food, beverage and other	2,084	2,177	(93)	(4.3)%
Real estate taxes	16,075	13,209	2,866	21.7%
General and administrative	22,261	23,722	(1,461)	(6.2)%
Depreciation	27,019	27,617	(598)	(2.2)%
Total operating expenses	$86,544	$86,996	$(452)	(0.5)%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$38,039	$39,287	$(1,248)	(3.2)%
Food, beverage and other	4,137	4,361	(224)	(5.1)%
Real estate taxes	28,282	26,964	1,318	4.9%
General and administrative	43,167	45,261	(2,094)	(4.6)%
Depreciation	54,102	55,028	(926)	(1.7)%
Total operating expenses	$167,727	$170,901	$(3,174)	(1.9)%

Real estate taxes

Real estate taxes increased by $2.9 million, or 21.7%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle properties. Real estate taxes increased by $1.3 million or 4.9% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle properties, offset by reduction to real estate taxes from the settlement of a property tax appeal in late 2015 (at one of our properties leased to Penn), which reduced real estate taxes for this property for the six months ended June 30, 2016, as compared to the corresponding period in the prior year. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposes under ASC 605.

General and administrative expense

General and administrative expense decreased by $1.5 million, or 6.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. General and administrative expense decreased by $2.1 million, or 4.6%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decreases in general and administrative expenses for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015 were comprised of a number of immaterial changes to accounts.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Interest expense	$(45,936)	$(29,585)	$(16,351)	(55.3)%
Interest income	654	585	69	11.8%
Total other expenses	$(45,282)	$(29,000)	$(16,282)	(56.1)%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Interest expense	$(79,337)	$(59,147)	$(20,190)	(34.1)%
Interest income	1,171	1,180	(9)	(0.8)%
Total other expenses	$(78,166)	$(57,967)	$(20,199)	(34.8)%

Interest expense

Interest expense increased by $16.4 million or 55.3% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to interest expense related to the issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility during April 2016. The additional borrowings were utilized to finance the Pinnacle acquisition. Interest expense increased by $20.2 million or 34.1% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due the reasons described above, in addition to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense during the first quarter of 2016.

Taxes

During the three months ended June 30, 2016 and 2015, income tax expense was approximately $2.3 million and $1.9 million, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 3.0% for the three months ended June 30, 2016, as compared to 5.6% for the three months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, income tax expense was approximately $4.3 million and $4.6 million, respectively. Our effective tax rate was 3.9% for the six months ended June 30, 2016, as compared to 6.6% for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $210.3 million and $162.1 million, respectively, during the six months ended June 30, 2016 and 2015. The increase in net cash provided by operating activities of $48.3 million for the six months ended June 30, 2016 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $54.9 million and a decrease in cash paid to employees of $4.9 million, partially offset by increases in cash paid for operating expenses of $11.2 million and cash paid for interest of $3.2 million. The increase in cash receipts collected from our customers/tenants for the six months ended June 30, 2016 compared to the corresponding period in the prior year was primarily due to the rent received under the Pinnacle Master Lease, as well as the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent, partially offset by a decrease in our TRS Properties' net revenues. The increase in cash paid for interest was related to the Company's new borrowings.

Investing activities used cash of $2.927 billion and $11.3 million during the six months ended June 30, 2016 and 2015, respectively.  Net cash used in investing activities during the six months ended June 30, 2016 consisted of a cash payment of $2.940 billion related to the acquisition of the Pinnacle real estate assets, partially offset by principal payments of $2.1 million made by Casino Queen on their five year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $12.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in investing activities for the six months ended June 30, 2015 included capital expenditures of $12.5 million, primarily related to $3.0 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $1.1 million made by Casino Queen on their five year term loan.

Financing activities provided cash of $2.699 billion during the six months ended June 30, 2016 and used cash of $155.6 million during the six months ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2016 included proceeds from the issuance of long-term debt of $2.337 billion, proceeds from the issuance of common stock, net of issuance costs of $825.2 million and proceeds from stock option exercises of $54.5 million, partially offset by dividend payments of $179.1 million and repayments of long-term debt and financing costs of $339.0 million. During the six months ended June 30, 2016, we issued approximately 29 million shares of our common stock in a primary equity offering, issued $1.375 billion in new senior unsecured notes and drew down on the $825 million term loan A-1 facility. All of these new debt and equity instruments were related to financing the acquisition of the Pinnacle real estate assets. In addition to the shares issued in the primary equity offering, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash financing activity). Net cash used in financing activities for the six months ended June 30, 2015 included dividend payments of $125.5 million and repayments of long-term debt of $43.0 million, partially offset by proceeds from stock options exercises of $12.9 million.

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

Capital project expenditures were $0.3 million for the six months ended June 30, 2016, as compared to $10.8 million for the six months ended June 30, 2015. Capital project expenditures for the six months ended June 30, 2015 primarily consisted of construction spend totaling $3.0 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's direct purchases of slot machines. During the six months ended June 30, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.9 million, which resulted in a decrease of gaming taxes paid on slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state.

During the six months ended June 30, 2016 and 2015, the TRS Properties spent approximately $1.2 million and $1.7 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825.0 million Credit Facility, consisting of a $700.0 million revolving credit facility, a $300.0 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At June 30, 2016, the Credit Facility had a gross outstanding balance of $1,145.0 million, consisting of the $1,125.0 million Term Loan A and A-1 facilities and $20.0 million of borrowings under the revolving credit facility. Additionally, at June 30, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $679.1 million of available borrowing capacity under the revolving credit facility as of June 30, 2016. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the

Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2016, the Company was in compliance with all required covenants under the Credit Facility.

Senior Unsecured Notes

On April 28, 2016, in connection with the Merger, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes"). Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2016. The net proceeds from the sale of the 2021 Notes and 2026 Notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Merger, (ii) to pay transaction-related fees and expenses related to the Merger and (iii) for general corporate purposes, which may include the acquisition, development and improvement of properties, capital expenditures, the repayment of borrowings under our revolving credit facility and other general business purposes.

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

At June 30, 2016, the Company was in compliance with all required covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the Merger, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds, which together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. Subsequent to June 30, 2016, the GLPI Bridge Facility expired unused.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at June 30, 2016:

	Payments Due By Period
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and After
	(in thousands)
Senior unsecured credit facility
Principal	$1,145,000	$—	$320,000	$—	$825,000
Interest (1)	141,269	17,441	66,968	49,063	7,797
4.375% senior unsecured notes due 2018
Principal	550,000	—	550,000	—	—
Interest	60,156	12,031	48,125	—	—
4.875% senior unsecured notes due 2020
Principal	1,000,000	—	—	1,000,000	—
Interest	219,375	24,375	97,500	97,500
4.375% senior unsecured notes due 2021
Principal	400,000	—	—	—	400,000
Interest	86,917	8,167	35,000	35,000	8,750
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	—	500,000
Interest	201,563	13,438	53,750	53,750	80,625
5.375% senior unsecured notes due 2026
Principal	975,000	—	—	—	975,000
Interest	522,316	24,456	104,813	104,813	288,234
Capital lease obligations	1,339	52	220	242	825
Purchase obligations	154	—	154	—	—
Operating leases	527,848	4,354	17,285	15,724	490,485
Other liabilities reflected in the Company's consolidated balance sheets (2)	367	367	—	—	—
Total	$6,331,304	$104,681	$1,293,815	$1,356,092	$3,576,716

(1)
The interest rates associated with the variable rate components of our senior unsecured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR of 175 basis points. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)	Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of June 30, 2016 for the following future periods:

	Total Amounts Committed	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and After
	(in thousands)
Letters of Credit (1)	$855	$855	—	—	—
Total	$855	$855	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,571.3 million at June 30, 2016. Furthermore, $3,425.0 million of our obligations at June 30, 2016, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2016.

	07/01/16-06/30/17	07/01/17-06/30/18	07/01/18-06/30/19	07/01/19-06/30/20	07/01/20-06/30/21	Thereafter	Total	Fair Value at 6/30/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$550,000	$—	$1,400,000	$1,475,000	$3,425,000	$3,557,088
Average interest rate			4.38%		4.73%	5.38%

Variable rate	$—	$—	$320,000	$—	$825,000	$—	$1,145,000	$1,129,314
Average interest rate (1)			2.95%		2.91%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 11: Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

Following the completion of the Merger, the size of our business materially increased. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. There can be no assurances that we will be successful.

We are significantly dependent on two tenants and their respective subsidiaries until we substantially diversify our portfolio and an event that has a material and adverse effect on either tenant’s respective business, financial position or results of operations could have a material and adverse effect on our business, financial position or results of operations and we could be restrained from exercising any remedies under our Master Leases.

Substantially all of our revenues are based on the revenue derived under the master leases with Pinnacle and Penn. Because these master leases are triple-net leases, we depend on Pinnacle and Penn to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us, including to pay rent and all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that either Pinnacle or Penn will have sufficient assets, income or access to financing to enable them to satisfy their payment obligations under the master leases. The ability of our tenants to fulfill their obligations may depend, in part, upon the overall profitability of their operations. The inability or unwillingness of either Pinnacle or Penn to meet their subsidiaries’ rent obligations and other obligations under the master leases, in each case, could materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT and our financial position could be materially weakened if any of our tenants were unable to meet their obligations to us or failed to renew or extend any lease as such lease expires, or if we were unable to lease or re-lease our properties on economically favorable terms

Due to our dependence on rental payments from Pinnacle and Penn (and their respective subsidiaries) as our primary source of revenue, we may be limited in our ability to enforce our rights under the master leases or to terminate the master leases with respect to any particular property. Failure by Pinnacle or Penn to comply with the terms of their respective master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by either Pinnacle or Penn, as the case may be. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.

We could be subject to tax on any unrealized net built-in gains in the assets we acquired from Pinnacle.

The assets acquired from Pinnacle are expected to have significant built-in-gains. Because prior to the Merger Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the Merger, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Merger. We would be subject to this tax liability even if we continue to qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties, such as the property to be acquired in the announced Meadows transaction. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2016. On April 6, 2016, the Company closed its previously announced registered public offering of 28,750,000 shares of its common stock at a public offering price of $30.00 per share, before underwriting discount. The Company received approximately $825.2 million in net proceeds from the offering and used the net proceeds from this offering to partially fund its acquisition of substantially all of the real estate assets of Pinnacle, including the repayment, redemption and/or discharge of a portion of certain debt of Pinnacle assumed by the Company in connection with the Merger and the payment of transaction-related fees and expenses. The issued securities were registered under an automatic shelf registration statement (Commission File No. 333-210423), effective March 28, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1
Separation and Distribution Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc., Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and solely with respect to Article VIII, Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K filed on April 28, 2016).

3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on June 2, 2016).

3.2	Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on June 2, 2016).

4.1
Second Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P., GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc, as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.2
Third Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P., GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc. as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.3	Form of 2021 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.4	Form of 2026 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

10.1
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.2
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity for the six months ended June 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

August 9, 2016	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1
Separation and Distribution Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc., Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and solely with respect to Article VIII, Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K filed on April 28, 2016).

3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on June 2, 2016).

3.2	Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on June 2, 2016).

4.1
Second Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P., GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc, as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.2
Third Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P., GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc. as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.3	Form of 2021 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.4	Form of 2026 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).
10.1
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.2
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity for the six months ended June 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith