Form 10-Q
period 2016-09-30
Gaming & Leisure Properties, Inc.
filed 2016-11-09
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	November 4, 2016
Common Stock, par value $.01 per share	207,126,523

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and to secure additional avenues of growth beyond the gaming industry. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission (the "SEC").

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate investments, net	$3,768,774	$2,090,059
Land rights, net	593,069	—
Property and equipment, used in operations, net	121,382	129,747
Investment in direct financing lease, net	2,728,716	—
Cash and cash equivalents	25,359	41,875
Prepaid expenses	9,511	7,908
Other current assets	57,983	57,721
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,500 and $5,937 at September 30, 2016 and December 31, 2015, respectively	—	3,563
Loan receivable	26,738	29,350
Deferred tax assets, non-current	3,384	2,447
Other assets	1,306	387
Total assets	$7,421,320	$2,448,155

Liabilities
Accounts payable	$588	$406
Accrued expenses	7,290	9,580
Accrued interest	73,367	17,623
Accrued salaries and wages	8,221	13,719
Gaming, property, and other taxes	46,116	24,702
Current maturities of long-term debt	106	102
Other current liabilities	24,323	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	4,661,577	2,510,239
Deferred rental revenue	149,807	107,379
Deferred tax liabilities, non-current	265	232
Total liabilities	4,971,660	2,701,669

Shareholders’ equity (deficit)

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,115,019 and 115,594,321 shares issued at September 30, 2016 and December 31, 2015, respectively)	2,071	1,156
Additional paid-in capital	3,745,505	935,220
Retained accumulated deficit	(1,297,916)	(1,189,890)
Total shareholders’ equity (deficit)	2,449,660	(253,514)
Total liabilities and shareholders’ equity (deficit)	$7,421,320	$2,448,155

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Rental income	$160,664	$97,754	$402,980	$293,597
Income from direct financing lease	18,155	—	30,786	—
Real estate taxes paid by tenants	20,438	13,778	47,938	40,071
Total rental revenue and income from direct financing lease	199,257	111,532	481,704	333,668
Gaming	32,770	34,915	103,692	108,425
Food, beverage and other	2,613	2,794	8,221	8,464
Total revenues	234,640	149,241	593,617	450,557
Less promotional allowances	(1,365)	(1,449)	(4,161)	(4,193)
Net revenues	233,275	147,792	589,456	446,364

Operating expenses
Gaming	18,080	19,357	56,119	58,644
Food, beverage and other	2,037	2,128	6,174	6,489
Real estate taxes	20,866	14,174	49,148	41,138
General and administrative	21,821	19,285	64,988	64,546
Depreciation	27,165	27,557	81,267	82,585
Total operating expenses	89,969	82,501	257,696	253,402
Income from operations	143,306	65,291	331,760	192,962

Other income (expenses)
Interest expense	(52,880)	(31,226)	(132,217)	(90,373)
Interest income	481	581	1,652	1,761
Total other expenses	(52,399)	(30,645)	(130,565)	(88,612)

Income before income taxes	90,907	34,646	201,195	104,350
Income tax expense	1,307	1,417	5,582	6,001
Net income	$89,600	$33,229	$195,613	$98,349

Earnings per common share:
Basic earnings per common share	$0.43	$0.29	$1.15	$0.86
Diluted earnings per common share	$0.43	$0.28	$1.14	$0.83

Dividends paid per common share	$0.60	$0.55	$1.72	$1.64

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2015	115,594,321	$1,156	$935,220	$(1,189,890)	$(253,514)
Issuance of common stock	86,074,167	861	2,694,060	—	2,694,921
Stock option activity	5,308,579	53	104,535	—	104,588
Restricted stock activity	137,952	1	11,690	—	11,691
Dividends paid	—	—	—	(303,639)	(303,639)
Net income	—	—	—	195,613	195,613
Balance, September 30, 2016	207,115,019	$2,071	$3,745,505	$(1,297,916)	$2,449,660

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2016	2015

Operating activities
Net income	$195,613	$98,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,119	82,585
Amortization of debt issuance costs	11,889	7,730
(Gains) losses on dispositions of property	(460)	89
Deferred income taxes	(997)	(2,179)
Stock-based compensation	13,804	12,658
Straight-line rent adjustments	42,429	41,869
(Increase), decrease
Prepaid expenses and other current assets	10,593	(1,026)
Other assets	(658)	(2)
Increase, (decrease)
Accounts payable	57	16
Accrued expenses	(4,123)	3,634
Accrued interest	55,744	25,005
Accrued salaries and wages	(5,498)	(902)
Gaming, property and other taxes	840	(687)
Other current and non-current liabilities	1,093	(314)
Net cash provided by operating activities	405,445	266,825
Investing activities
Capital project expenditures, net of reimbursements	(323)	(13,699)
Capital maintenance expenditures	(1,693)	(2,108)
Proceeds from sale of property and equipment	1,131	117
Principal payments on loan receivable	2,612	1,613
Acquisition of real estate assets	(3,267,123)	—
Collections of principal payments on investment in direct financing lease	30,529	—
Net cash used in investing activities	(3,234,867)	(14,077)
Financing activities
Dividends paid	(303,639)	(188,470)
Proceeds from exercise of options	102,598	17,250
Proceeds from issuance of common stock, net of issuance costs	870,931	—
Proceeds from issuance of long-term debt	2,502,000	—
Financing costs	(31,908)	(6,688)
Repayments of long-term debt	(327,076)	(68,073)
Net cash provided by (used in) financing activities	2,812,906	(245,981)
Net (decrease) increase in cash and cash equivalents	(16,516)	6,767
Cash and cash equivalents at beginning of period	41,875	35,973
Cash and cash equivalents at end of period	$25,359	$42,740

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2016, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2016.
GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on September 9, 2016 the Company purchased the real property assets of the Meadows Racetrack and Casino (the "Meadows") from Cannery Casino Resorts LLC ("CCR"). Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option (the "Meadows lease").
2.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. The Company adopted ASU 2015-02 on January 1, 2016 and it had no impact on the Company's financial statements.

Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB Emerging Issues Task Force ("ASU 2016-15"). This ASU provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-15 on its financial statements, but does not believe the new guidance will have an impact on its presentation of cash receipts and payments on its consolidated statements of cash flows.

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

Deferred Compensation Plan Assets and Corresponding Liabilities

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Deferred compensation plan assets are included within other current assets on the condensed consolidated balance sheets. Deferred compensation liabilities approximate the plan's assets and are included with current liabilities on the condensed consolidated balance sheets. The difference between the Company's deferred compensation plan assets and liabilities is related to timing differences between the funding of assets held at the plan trustee and the actual contributions from eligible employees' compensation.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investment in direct financing lease, net	$2,728,716	$2,728,716	$—	$—
Cash and cash equivalents	25,359	25,359	41,875	41,875
Deferred compensation plan assets	17,110	17,110	14,833	14,833
Loan receivable	26,738	26,738	29,350	29,350
Financial liabilities:
Deferred compensation plan liabilities	17,263	17,263	14,866	14,866
Long-term debt
Senior unsecured credit facility	1,290,000	1,283,165	490,000	479,612
Senior unsecured notes	3,425,000	3,643,750	2,050,000	2,014,750

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

As of September 30, 2016, 18 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most Penn and Pinnacle subsidiaries that occupy and operate the facilities leased under the Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the newly acquired Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases.

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, all properties under the Penn Master Lease are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Similar to the Penn Master Lease, the Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Pinnacle Master Lease during the preceding two years. As a tenant under a triple-net lease, Pinnacle is also responsible for all executory charges described in the above paragraph.

 The Meadows lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to a fixed amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two year period. The Meadows lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter. Similar to the master leases, the tenant is responsible for all executory charges described above.

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Pinnacle (excluding the Meadows lease as described below) nor Casino Queen could effectively operate and run their respective business without the properties that are leased to it under the respective lease agreements with GLPI. Furthermore, at lease inception, all of Casino Queen's revenues and substantially all of Penn's and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Pinnacle and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn and Pinnacle Master Leases, Penn and Pinnacle must make their renewal election with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Pinnacle or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5 year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10 year term plus all five of the 5-year renewal options.

As described above, subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, GLPI entered into a separate triple-net lease with Pinnacle to lease the newly acquired Meadows real estate assets to Pinnacle. Because this lease involves only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. The Company concluded that failure by Pinnacle to renew the Meadows lease would not impose a significant penalty on such tenant as this property's operations represent only an incremental portion of Pinnacle's total business at lease inception. Therefore, the Company concluded that the lease term of the Meadows lease is 10 years, equal to the initial 10 year term only.

As of September 30, 2016, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,
2016	$153,952
2017	614,212
2018	616,732
2019	629,337
2020	629,337
Thereafter	17,772,030
Total	$20,415,600

As of September 30, 2016, the expected future cash receipts to be recognized as income, as well as the cash receipts to be applied against the investment in direct financing lease from the Company's properties under the non-cancelable direct financing lease, inclusive of the fixed portion of ground lease rent and including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,	Cash Receipts to be Recorded as Income	Cash Receipts to be Applied Against the Investment in Direct Financing Lease
2016	$17,724	$18,004
2017	68,672	73,073
2018	66,509	45,244
2019	64,722	32,881
2020	63,057	34,546
Thereafter	1,121,270	1,835,157
Total	$1,401,954	$2,038,905

Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the condensed consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. The portion of the ground lease rent that is fixed and determinable is included in the schedule above as future income, while the portion of the ground lease rent that is variable, as well as, the property taxes the Company's records as revenue are excluded from future minimum revenue as the amounts are not fixed and determinable at September 30, 2016. Furthermore, any contingent rent the Company expects to receive from tenants is excluded from the above schedules as it is not fixed and determinable at September 30, 2016.

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

The following table discloses the components of gaming revenue within the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Video lottery	$28,285	$30,053	$89,403	$93,224
Table game	4,226	4,584	13,417	14,275
Poker	259	278	872	926
Total gaming revenue, net of cash incentives	$32,770	$34,915	$103,692	$108,425

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Food and beverage	$1,336	$1,427	$4,070	$4,150
Other	29	22	91	43
Total promotional allowances	$1,365	$1,449	$4,161	$4,193

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Food and beverage	$582	$578	$1,696	$1,750
Other	13	12	42	19
Total cost of complimentary services	$595	$590	$1,738	$1,769

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville, the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and nine months ended September 30, 2016, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $13.9 million and $43.9 million, respectively, as compared to $15.1 million and $45.8 million for the three and nine months ended September 30, 2015.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings per Share." Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. In accordance with ASC 260 "Earnings per Share," the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	205,826	114,540	168,955	114,182
Assumed conversion of dilutive employee stock-based awards	1,293	3,696	1,983	4,112
Assumed conversion of restricted stock	185	150	158	178
Assumed conversion of performance-based restricted stock awards	572	377	453	420
Diluted weighted-average common shares outstanding	207,876	118,763	171,549	118,892

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$89,600	$33,229	$195,613	$98,349
Less: Net income allocated to participating securities	(184)	(135)	(489)	(399)
Net income attributable to common shareholders	$89,416	$33,094	$195,124	$97,950
Weighted-average common shares outstanding	205,826	114,540	168,955	114,182
Basic EPS	$0.43	$0.29	$1.15	$0.86

Calculation of diluted EPS:
Net income	$89,600	$33,229	$195,613	$98,349
Diluted weighted-average common shares outstanding	207,876	118,763	171,549	118,892
Diluted EPS	$0.43	$0.28	$1.14	$0.83

There were 10,846 and 23,954 outstanding stock compensation awards during the three and nine months ended September 30, 2016, respectively, that were not included in the computation of diluted EPS because they were antidilutive. There were 24,783 and 13,877 outstanding stock compensation awards during the three and nine months ended September 30, 2015, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

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

As of September 30, 2016, there was no remaining unrecognized compensation cost for stock options. The Company recognized no compensation expense associated with these awards for the three months ended September 30, 2016 and recognized $20 thousand of compensation expense for the nine months ended September 30, 2016, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. In addition, the Company also recognized $0.3 million and $4.5 million of compensation expense for the three and nine months ended September 30, 2016, respectively, relating to each of the 2016 first and second quarter $0.56 per share dividends and third quarter $0.60 per share dividends paid on vested employee stock options. During the three and nine months ended September 30, 2015, the Company recognized $2.9 million and $8.7 million, respectively, of compensation expense, relating to each of the 2015 first, second, and third quarter $0.55 per share dividends paid on vested employee stock options.

As of September 30, 2016, there was $7.7 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.50 years. For the three and nine months ended September 30, 2016, the Company recognized $1.9 million and $5.6 million, respectively, of compensation expense associated with these awards, compared to $1.5 million and $4.4 million for the three and nine months ended September 30, 2015, respectively.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2016:

Number of Award Shares
Outstanding at December 31, 2015	463,764
Granted	168,966
Released	(204,429)
Canceled	(4,713)
Outstanding at September 30, 2016	423,588

Performance-based restricted stock awards have a three year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index.  As of September 30, 2016, there was $12.4 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.75 years.  For the three and nine months ended September 30, 2016, the Company recognized $2.8 million and $8.2 million, respectively, of compensation expense associated with these awards, compared to $2.0 million and $6.2 million for the three and nine months ended September 30, 2015, respectively.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2016:

Number of Performance-Based Award Shares
Outstanding at December 31, 2015	1,091,556
Granted	558,000
Released	—
Canceled	—
Outstanding at September 30, 2016	1,649,556

As of September 30, 2016, there was $0.4 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI, which will be recognized over the awards' remaining weighted average vesting period of 0.34 years. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $1.0 million, respectively of compensation expense associated with these awards, compared to $0.2 million and $3.1 million for the three and nine months ended September 30, 2015, respectively. In addition, the Company also recognized $19 thousand and $54 thousand, respectively, for the three and nine months ended September 30, 2016, relating to the 2016 first and second quarter $0.56 per share dividends and third quarter $0.60 per share dividends paid on unvested PSUs. For the three and nine months ended September 30, 2015, the Company recognized $63 thousand and $0.2 million, respectively, relating to the 2015 first, second, and third quarter $0.55 per share dividends paid on unvested PSUs.

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

5.              Acquisitions

On September 9, 2016, the Company acquired the real property assets of the Meadows from CCR for approximately $327.8 million. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option.

On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, adding 14 properties to its real estate portfolio. The acquisition of Pinnacle's real estate assets was the final step in a series of transactions contemplated by the July 20, 2015 merger agreement between GLPI, Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the Merger, GLPI contributed all of the equity interests of Gold Merger Sub to GLP Capital, L.P., a Pennsylvania limited partnership and a wholly owned subsidiary of GLPI (“GLP Capital”). At September 30, 2016, GLPI owns all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. Approval of the Merger by GLPI shareholders and Pinnacle stockholders was obtained at separate special meetings held on March 15, 2016.

In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Merger, Pinnacle caused certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation of its real property assets and gaming and other operating assets, Pinnacle distributed to its stockholders all of the issued and outstanding shares of common stock of OpCo. As described above, on April 28, 2016, Pinnacle merged with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the SEC on December 23, 2015 and declared effective on February 16, 2016 (the "Joint Proxy Statement/Prospectus"), completing the Merger. Merger Sub, as the surviving company in the Merger, owns substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and leases those assets back to Pinnacle pursuant to the triple-net 35-year (including extension renewals) Pinnacle Master Lease. A wholly-owned subsidiary of Pinnacle operates the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.
At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger was converted into 0.85 of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. Shares of GLPI common stock were also issued to satisfy GLPI's portion of the outstanding Pinnacle employee equity and cash-based incentive awards outstanding at the closing date. Approximately 56 million shares of GLPI common stock were issued as consideration in the Merger. Additionally, GLPI repaid $2.7 billion of Pinnacle's debt and paid $226.8 million of Pinnacle's transaction expenses related to the Merger. The acquisition of the Pinnacle real estate assets is accounted for as an asset acquisition under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. Inclusive of $28.3 million of the Company's own transaction expenses, the purchase price of the Pinnacle real estate assets was $4.779 billion. The Pinnacle Merger contributed approximately $88.1 million and $149.9 million, respectively, to the Company's net revenues for the three and nine months ended September 30, 2016 and resulted in approximately $13.5 million and $23.3 million, respectively, of additional operating expenses for the same periods. Pinnacle is a publicly traded company that is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the SEC. Readers are directed to Pinnacle's website for further financial information on Pinnacle.
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

Consideration
Cash	$2,954,493
GLPI common stock	1,823,991
Accrual for unpaid invoices at September 30, 2016	597
Fair value of total consideration transferred	$4,779,081

Real estate investments, net	$1,422,547
Land rights, net	596,920
Investment in direct financing lease, net	2,759,244
Prepaid expenses	111
Other assets	259
Total purchase price	$4,779,081
As detailed above, the Company paid $3.0 billion in cash for the acquired Pinnacle real estate assets. In addition, as part of the consideration paid for the Pinnacle real estate assets acquired in the Merger, the Company issued shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards. The dollar value of the issued shares was $1.824 billion and is considered purchase price.

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

6.              Real Estate Investments

Real estate investments, net, represents investments in 34 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Land and improvements	$2,062,216	$453,739
Building and improvements	2,438,522	2,297,128
Construction in progress	8	—
Total real estate investments	4,500,746	2,750,867
Less accumulated depreciation	(731,972)	(660,808)
Real estate investments, net	$3,768,774	$2,090,059

The increase in land and improvements is related to the Company's April 28, 2016 acquisition of substantially all of Pinnacle's real estate assets and to a lesser extent the Company's September 9, 2016 acquisition of the Meadows real estate assets. The Meadows acquisition also contributed to the increase in building and improvements. As described in Note 9, however, the Company's acquisition of Pinnacle's building assets is recorded as an investment in direct financing lease.

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

	September 30, 2016	December 31, 2015
	(in thousands)
Land rights	$596,921	$—
Less accumulated amortization	(3,852)	—
Land rights, net	$593,069	$—

Amortization expense related to the ground leases is recorded within general and administrative expenses in the condensed consolidated statements of income and totaled $2.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2016.

As of September 30, 2016, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2016	$2,311
2017	9,244
2018	9,244
2019	9,244
2020	9,244
Thereafter	553,782
Total	$593,069
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

8.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2016	December 31, 2015
	(in thousands)
Land and improvements	$30,920	$31,187
Building and improvements	117,146	117,314
Furniture, fixtures, and equipment	113,987	112,227
Construction in progress	320	354
Total property and equipment	262,373	261,082
Less accumulated depreciation	(140,991)	(131,335)
Property and equipment, net	$121,382	$129,747

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

The net investment in the direct financing lease is evaluated for impairment on an annual basis and as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At September 30, 2016, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured. The receivable balance is recorded at carrying value which approximates fair value.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired in the Merger:

	September 30, 2016	December 31, 2015
	(in thousands)
Minimum lease payments receivable	$3,440,859	$—
Unguaranteed residual value	689,811	—
Gross investment in direct financing lease	4,130,670	—
Less: unearned income	(1,401,954)	—
Investment in direct financing lease, net	$2,728,716	$—

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. Since March 31, 2015, Casino Queen has been obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. As of September 30, 2016, these mandatory principal payments, as well as additional principal payments, have reduced the balance of this loan to $26.7 million. The collectability of the remaining loan balance is reasonably assured, and as of September 30, 2016, the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan balance. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Leases and after giving effect to the rent escalator expects to receive approximately $14.2 million in annual rent during the year ended December 31, 2016. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods.  Subsequent to September 30, 2016, the Company committed to provide an unsecured loan of up to $13 million to an affiliate of Casino Queen to finance their acquisition of Lady Luck Casino in Marquette, Iowa. When the new unsecured loan is funded, Casino Queen will repay in full the five year term loan discussed above.

10.              Long-term Debt

Long-term debt is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Unsecured term loan A	$300,000	$300,000
Unsecured term loan A-1	825,000	—
Unsecured $700 million revolver	165,000	190,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	—
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	—
Capital lease	1,313	1,389
Total long-term debt	4,716,313	2,541,389
Less: unamortized debt issuance costs	(54,630)	(31,048)
Total long-term debt, net of unamortized debt issuance costs	4,661,683	2,510,341
Less current maturities of long-term debt	(106)	(102)
Long-term debt, net of current maturities	$4,661,577	$2,510,239

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2016 (in thousands):

Within one year	$106
2-3 years	1,015,228
4-5 years	2,225,251
Over 5 years	1,475,728
Total minimum payments	$4,716,313

Senior Unsecured Credit Facility

The Company has a $1,825.0 million senior unsecured credit facility (the "Credit Facility"), consisting of a $700.0 million revolving credit facility, a $300.0 million Term Loan A facility, and an $825.0 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

At September 30, 2016, the Credit Facility had a gross outstanding balance of $1,290.0 million, consisting of the $1,125.0 million Term Loan A and A-1 facilities and $165.0 million of borrowings under the revolving credit facility. Additionally, at September 30, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $534.1 million of available borrowing capacity under the revolving credit facility as of September 30, 2016.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2016, the Company was in compliance with all required financial covenants under the Credit Facility.

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

Each of the 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"), 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"), and 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes," and collectively with the 2018 Notes 2020 Notes, 2021 Notes and 2026 Notes, the "Notes") contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2016, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the Merger, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the GLPI Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds which, together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. The GLPI Bridge Facility expired on July 30, 2016 unused.

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

Operating Lease Commitments

In addition to the Company's obligations under operating leases assigned to the Company at the time of the Spin-Off and its other obligations under operating leases for equipment and other miscellaneous assets, the Company records rental expense for the ground rent paid by its tenants. During April 2016, the Company acquired the real estate assets of Pinnacle, including the rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle, who is responsible for payment directly to the landlord. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The portion of the ground lease rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the ground lease rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at September 30, 2016 and therefore considered contingent rent. For those ground leases with optional renewal terms extending beyond the 35-year lease term of the Pinnacle Master Lease, the Company has included only the renewals that align most closely to the 2051 termination date of the Pinnacle Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Pinnacle beyond the term of the Pinnacle Master Lease.

The future minimum lease commitments relating to noncancelable operating leases at September 30, 2016 are as follows (in thousands):

Year ending December 31,
2016	$2,178
2017	8,655
2018	8,633
2019	8,181
2020	7,543
Thereafter	490,485
Total	$525,675

Total rent expense for the three months ended September 30, 2016 and 2015 was $3.4 million and $1.5 million, respectively. Total rent expense for the nine months ended September 30, 2016 and 2015 was $7.6 million and $4.0 million, respectively. This includes rent expense under the leases assigned to the Company at Spin-Off, leases for equipment and miscellaneous assets and the fixed and variable rent under the ground leases discussed above.

12.              Stockholders' Equity

Common Stock

On August 9, 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in “at the market” offerings (the “ATM Program”). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding for proposed transactions. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $400 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

In connection with the ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement.
Through September 30, 2016, GLPI sold 1,321,999 shares of its common stock at an average price of $35.00 per share under the ATM Program, which generated gross proceeds of approximately $46.3 million (net proceeds of approximately $45.7 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows real estate assets. As of September 30, 2016, the Company had $353.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

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

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2016 and 2015:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212
August 3, 2016	September 12, 2016	Common Stock	$0.60	Third Quarter 2016	September 23, 2016	$124,262

2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348
July 30, 2015	September 14, 2015	Common Stock	$0.545	Third Quarter 2015	September 25, 2015	$62,456

In addition for the three and nine months ended September 30, 2016, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.2 million and $0.8 million, respectively, as compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$199,257	$34,018	$—	$233,275	$111,532	$36,260	$—	$147,792
Income from operations	138,270	5,036	—	143,306	59,896	5,395	—	65,291
Interest, net	52,400	2,600	(2,601)	52,399	30,646	2,600	(2,601)	30,645
Income before income taxes	88,471	2,436	—	90,907	31,851	2,795	—	34,646
Income tax expense	210	1,097	—	1,307	225	1,192	—	1,417
Net income	88,261	1,339	—	89,600	31,626	1,603	—	33,229
Depreciation	24,328	2,837	—	27,165	24,337	3,220	—	27,557
Capital project expenditures, net of reimbursements	54	—	—	54	2,949	—	—	2,949
Capital maintenance expenditures	—	496	—	496	—	382	—	382

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$481,704	$107,752	$—	$589,456	$333,668	$112,696	$—	$446,364
Income from operations	312,586	19,174	—	331,760	173,809	19,153	—	192,962
Interest, net	130,568	7,801	(7,804)	130,565	88,615	7,801	(7,804)	88,612
Income before income taxes	189,822	11,373	—	201,195	92,998	11,352	—	104,350
Income tax expense	806	4,776	—	5,582	1,221	4,780	—	6,001
Net income	189,016	6,597	—	195,613	91,777	6,572	—	98,349
Depreciation	72,737	8,530	—	81,267	73,123	9,462	—	82,585
Capital project expenditures, net of reimbursements	222	101	—	323	7,802	5,897	—	13,699
Capital maintenance expenditures	—	1,693	—	1,693	—	2,108	—	2,108

(in thousands)	GLP Capital	TRS Properties	Eliminations	Total
Balance sheet at September 30, 2016
Total assets	$7,211,477	$209,843	$—	$7,421,320

Balance sheet at December 31, 2015
Total assets	$2,223,373	$224,782	$—	$2,448,155

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,608	$3,009	$4,638	$7,434
Cash paid for interest	6,201	2,491	64,502	57,557

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

The Company paid approximately $153,000 and $381,000, respectively, to WPC during the three and nine months ended September 30, 2015 in connection with construction costs WPC paid on the Company's behalf. Pursuant to the Construction Management Agreement, the Construction Manager, among other things, provided certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project and certain additional costs for added services. During the three and nine months ended September 30, 2015, the Company paid or accrued approximately $67,000 and $154,000 to the Construction Manager.

Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the three and nine months ended September 30, 2016, the Company paid approximately $8,300 and $22,100 to the WPCOA, respectively.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC and associated with the WPCOA. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

16.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

GLPI guarantees the Notes issued by its subsidiaries, GLP Capital, L.P. and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. None of GLPI's subsidiaries guarantee the Notes.

Summarized balance sheets as of September 30, 2016 and December 31, 2015, statements of income for the three and nine months ended September 30, 2016 and 2015 and statements of cash flows for the nine months ended September 30, 2016 and 2015 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At September 30, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,886,252	$1,882,522	$—	$3,768,774
Land rights, net	—	—	593,069	—	593,069
Property and equipment, used in operations, net	—	23,110	98,272	—	121,382
Investment in direct financing lease, net	—	—	2,728,716	—	2,728,716
Cash and cash equivalents	—	3,971	21,388	—	25,359
Prepaid expenses	—	5,114	3,878	519	9,511
Other current assets	—	39,880	18,103	—	57,983
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,500 at September 30, 2016	—	—	—	—	—
Loan receivable	—	—	26,738	—	26,738
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,449,660	5,239,292	2,969,761	(10,658,713)	—
Deferred tax assets, non-current		—	3,384	—	3,384
Other assets	—	256	1,050	—	1,306
Total assets	$2,449,660	$7,391,470	$8,431,979	$(10,851,789)	$7,421,320

Liabilities
Accounts payable	$—	$367	$221	$—	$588
Accrued expenses	—	917	6,373	—	7,290
Accrued interest	—	73,367	—	—	73,367
Accrued salaries and wages	—	6,275	1,946	—	8,221
Gaming, property, and other taxes	—	27,579	18,537	—	46,116
Income taxes	—	3	(522)	519	—
Current maturities of long-term debt	—	106	—	—	106
Other current liabilities	—	22,372	1,951	—	24,323
Long-term debt, net of current maturities and unamortized debt issuance costs	—	4,661,577	—	—	4,661,577
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	149,247	560	—	149,807
Deferred tax liabilities, non-current	—	—	265	—	265
Total liabilities	—	4,941,810	222,926	(193,076)	4,971,660

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,115,019 shares issued at September 30, 2016)	2,071	2,071	2,071	(4,142)	2,071
Additional paid-in capital	3,745,505	3,745,507	9,332,507	(13,078,014)	3,745,505
Retained accumulated (deficit) earnings	(1,297,916)	(1,297,918)	(1,125,525)	2,423,443	(1,297,916)
Total shareholders’ (deficit) equity	2,449,660	2,449,660	8,209,053	(10,658,713)	2,449,660
Total liabilities and shareholders’ (deficit) equity	$2,449,660	$7,391,470	$8,431,979	$(10,851,789)	$7,421,320

Three months ended September 30, 2016 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$95,045	$65,619	$—	$160,664
Income from direct financing lease	—	—	18,155	—	18,155
Real estate taxes paid by tenants	—	10,919	9,519	—	20,438
Total rental revenue and income from direct financing lease	—	105,964	93,293	—	199,257
Gaming	—	—	32,770	—	32,770
Food, beverage and other	—	—	2,613	—	2,613
Total revenues	—	105,964	128,676	—	234,640
Less promotional allowances	—	—	(1,365)	—	(1,365)
Net revenues	—	105,964	127,311	—	233,275
Operating expenses
Gaming	—	—	18,080	—	18,080
Food, beverage and other	—	—	2,037	—	2,037
Real estate taxes	—	10,938	9,928	—	20,866
General and administrative	—	11,610	10,211	—	21,821
Depreciation	—	23,331	3,834	—	27,165
Total operating expenses	—	45,879	44,090	—	89,969
Income from operations	—	60,085	83,221	—	143,306

Other income (expenses)
Interest expense	—	(52,880)	—	—	(52,880)
Interest income	—	—	481	—	481
Intercompany dividends and interest	—	103,903	1,399	(105,302)	—
Total other income (expenses)	—	51,023	1,880	(105,302)	(52,399)

Income (loss) before income taxes	—	111,108	85,101	(105,302)	90,907
Income tax expense	—	210	1,097	—	1,307
Net income (loss)	$—	$110,898	$84,004	$(105,302)	$89,600

Nine months ended September 30, 2016 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$287,783	$115,197	$—	$402,980
Income from direct financing lease	—	—	30,786	—	30,786
Real estate taxes paid by tenants	—	30,815	17,123	—	47,938
Total rental revenue and income from direct financing lease	—	318,598	163,106	—	481,704
Gaming	—	—	103,692	—	103,692
Food, beverage and other	—	—	8,221	—	8,221
Total revenues	—	318,598	275,019	—	593,617
Less promotional allowances	—	—	(4,161)	—	(4,161)
Net revenues	—	318,598	270,858	—	589,456
Operating expenses
Gaming	—	—	56,119	—	56,119
Food, beverage and other	—	—	6,174	—	6,174
Real estate taxes	—	30,865	18,283	—	49,148
General and administrative	—	40,661	24,327	—	64,988
Depreciation	—	70,218	11,049	—	81,267
Total operating expenses	—	141,744	115,952	—	257,696
Income from operations	—	176,854	154,906	—	331,760

Other income (expenses)
Interest expense	—	(132,217)	—	—	(132,217)
Interest income	—	169	1,483	—	1,652
Intercompany dividends and interest	—	209,505	18,696	(228,201)	—
Total other income (expenses)	—	77,457	20,179	(228,201)	(130,565)

Income (loss) before income taxes	—	254,311	175,085	(228,201)	201,195
Income tax expense	—	806	4,776	—	5,582
Net income (loss)	$—	$253,505	$170,309	$(228,201)	$195,613

Nine months ended September 30, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$253,505	$170,309	$(228,201)	$195,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	70,218	14,901	—	85,119
Amortization of debt issuance costs	—	11,889	—	—	11,889
Gains on dispositions of property	—	(471)	11	—	(460)
Deferred income taxes	—	—	(997)	—	(997)
Stock-based compensation	—	13,804	—	—	13,804
Straight-line rent adjustments	—	41,869	560	—	42,429
(Increase) decrease,
Prepaid expenses and other current assets	—	8,559	(369)	2,403	10,593
Other assets	—	—	(658)	—	(658)
Intercompany	—	365	(365)	—	—
Increase (decrease),
Accounts payable	—	115	(58)	—	57
Accrued expenses	—	(3,820)	(303)	—	(4,123)
Accrued interest	—	55,744	—	—	55,744
Accrued salaries and wages	—	(4,453)	(1,045)	—	(5,498)
Gaming, property and other taxes	—	683	157	—	840
Income taxes	—	43	2,360	(2,403)	—
Other current and non-current liabilities	—	6,072	(4,979)	—	1,093
Net cash provided by (used in) operating activities	—	454,122	179,524	(228,201)	405,445
Investing activities
Capital project expenditures, net of reimbursements	—	(222)	(101)	—	(323)
Capital maintenance expenditures	—	—	(1,693)	—	(1,693)
Proceeds from sale of property and equipment	—	897	234	—	1,131
Principal payments on loan receivable	—	—	2,612	—	2,612
Acquisition of real estate assets	—	—	(3,267,123)	—	(3,267,123)
Collection of principal payments on investment in direct financing lease	—	—	30,529	—	30,529
Net cash provided by (used in) investing activities	—	675	(3,235,542)	—	(3,234,867)
Financing activities
Dividends paid	(303,639)	—	—	—	(303,639)
Proceeds from exercise of options	102,598	—	—	—	102,598
Proceeds from issuance of common stock, net of issuance costs	870,931	—		—	870,931
Proceeds from issuance of long-term debt	—	2,502,000	—	—	2,502,000
Financing costs	—	(31,908)	—	—	(31,908)
Repayments of long-term debt	—	(327,076)	—	—	(327,076)
Intercompany financing	(669,890)	(2,602,558)	3,044,247	228,201	—
Net cash (used in) provided by financing activities	—	(459,542)	3,044,247	228,201	2,812,906
Net decrease in cash and cash equivalents	—	(4,745)	(11,771)	—	(16,516)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$3,971	$21,388	$—	$25,359

At December 31, 2015 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,955,290	$134,769	$—	$2,090,059
Property and equipment, used in operations, net	—	24,494	105,253	—	129,747
Cash and cash equivalents	—	8,716	33,159	—	41,875
Prepaid expenses	—	3,768	1,218	2,922	7,908
Other current assets	—	54,838	2,883	—	57,721
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	—	3,563	—	—	3,563
Loan receivable	—	—	29,350	—	29,350
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(253,514)	191,112	(46,418)	108,820	—
Deferred tax assets, non-current	—	—	2,554	(107)	2,447
Other assets	—	256	131	—	387
Total assets	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Liabilities
Accounts payable	$—	$127	$279	$—	$406
Accrued expenses	—	4,737	4,843	—	9,580
Accrued interest	—	17,623	—	—	17,623
Accrued salaries and wages	—	10,728	2,991	—	13,719
Gaming, property, and other taxes	—	21,949	2,753	—	24,702
Income taxes	—	(41)	(2,881)	2,922	—
Current maturities of long-term debt	—	102	—	—	102
Other current liabilities	—	16,303	1,384	—	17,687
Long-term debt, net of current maturities and unamortized debt issuance costs	—	2,510,239	—	—	2,510,239
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	107,379	—	—	107,379
Deferred tax liabilities, non-current	—	—	339	(107)	232
Total liabilities	—	2,689,146	203,303	(190,780)	2,701,669

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 shares issued at December 31, 2015)	1,156	1,156	1,156	(2,312)	1,156
Additional paid-in capital	935,220	935,221	1,088,058	(2,023,279)	935,220
Retained accumulated (deficit) earnings	(1,189,890)	(1,189,891)	(944,520)	2,134,411	(1,189,890)
Total shareholders’ (deficit) equity	(253,514)	(253,514)	144,694	108,820	(253,514)
Total liabilities and shareholders’ (deficit) equity	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Three months ended September 30, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$94,254	$3,500	$—	$97,754
Income from direct financing lease	—	—	—	—	—
Real estate taxes paid by tenants	—	13,266	512	—	13,778
Total rental revenue and income from direct financing lease	—	107,520	4,012	—	111,532
Gaming	—	—	34,915	—	34,915
Food, beverage and other	—	—	2,794	—	2,794
Total revenues	—	107,520	41,721	—	149,241
Less promotional allowances	—	—	(1,449)	—	(1,449)
Net revenues	—	107,520	40,272	—	147,792
Operating expenses
Gaming	—	—	19,357	—	19,357
Food, beverage and other	—	—	2,128	—	2,128
Real estate taxes	—	13,266	908	—	14,174
General and administrative	—	13,521	5,764	—	19,285
Depreciation	—	23,576	3,981	—	27,557
Total operating expenses	—	50,363	32,138	—	82,501
Income from operations	—	57,157	8,134	—	65,291

Other income (expenses)
Interest expense	—	(31,226)	—	—	(31,226)
Interest income	—	(1)	582	—	581
Intercompany dividends and interest	—	6,101	2,399	(8,500)	—
Total other income (expenses)	—	(25,126)	2,981	(8,500)	(30,645)

Income (loss) before income taxes	—	32,031	11,115	(8,500)	34,646
Income tax expense	—	226	1,191	—	1,417
Net income (loss)	$—	$31,805	$9,924	$(8,500)	$33,229

Nine months ended September 30, 2015 Condensed Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$283,097	$10,500	$—	$293,597
Income from direct financing lease	—	—	—	—	—
Real estate taxes paid by tenants	—	38,575	1,496	—	40,071
Total rental revenue and income from direct financing lease	—	321,672	11,996	—	333,668
Gaming	—	—	108,425	—	108,425
Food, beverage and other	—	—	8,464	—	8,464
Total revenues	—	321,672	128,885	—	450,557
Less promotional allowances	—	—	(4,193)	—	(4,193)
Net revenues	—	321,672	124,692	—	446,364
Operating expenses
Gaming	—	—	58,644	—	58,644
Food, beverage and other	—	—	6,489	—	6,489
Real estate taxes	—	38,575	2,563	—	41,138
General and administrative	—	46,665	17,881	—	64,546
Depreciation	—	70,840	11,745	—	82,585
Total operating expenses	—	156,080	97,322	—	253,402
Income from operations	—	165,592	27,370	—	192,962

Other income (expenses)
Interest expense	—	(90,373)	—	—	(90,373)
Interest income	—	10	1,751	—	1,761
Intercompany dividends and interest	—	23,790	4,196	(27,986)	—
Total other income (expenses)	—	(66,573)	5,947	(27,986)	(88,612)

Income (loss) before income taxes	—	99,019	33,317	(27,986)	104,350
Income tax expense	—	1,222	4,779	—	6,001
Net income (loss)	$—	$97,797	$28,538	$(27,986)	$98,349

Nine months ended September 30, 2015 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$97,797	$28,538	$(27,986)	$98,349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	70,840	11,745	—	82,585
Amortization of debt issuance costs	—	7,730	—	—	7,730
Losses on dispositions of property	—	56	33	—	89
Deferred income taxes	—	—	(2,179)	—	(2,179)
Stock-based compensation	—	12,658	—	—	12,658
Straight-line rent adjustments	—	41,869	—	—	41,869
(Increase) decrease,
Prepaid expenses and other current assets	—	(2,831)	1,102	703	(1,026)
Other assets	—	—	(2)	—	(2)
Intercompany	—	2,467	(2,467)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(104)	120	—	16
Accrued expenses	—	3,871	(237)	—	3,634
Accrued interest	—	25,005	—	—	25,005
Accrued salaries and wages	—	(912)	10	—	(902)
Gaming, property and other taxes	—	(951)	264	—	(687)
Income taxes	—	165	538	(703)	—
Other current and non-current liabilities	—	(223)	(91)	—	(314)
Net cash provided by (used in) operating activities	—	257,437	37,374	(27,986)	266,825
Investing activities
Capital project expenditures, net of reimbursements	—	(7,802)	(5,897)	—	(13,699)
Capital maintenance expenditures	—	—	(2,108)	—	(2,108)
Proceeds from sale of property and equipment	—	111	6	—	117
Principal payments on loan receivable	—	—	1,613	—	1,613
Net cash used in investing activities	—	(7,691)	(6,386)	—	(14,077)
Financing activities
Dividends paid	(188,470)	—	—	—	(188,470)
Proceeds from exercise of options	17,250	—	—	—	17,250
Financing costs	—	(6,688)	—	—	(6,688)
Payments of long-term debt	—	(68,073)	—	—	(68,073)
Intercompany financing	168,577	(168,628)	(27,935)	27,986	—
Net cash (used in) provided by financing activities	(2,643)	(243,389)	(27,935)	27,986	(245,981)
Net (decrease) increase in cash and cash equivalents	(2,643)	6,357	3,053	—	6,767
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$10,807	$31,933	$—	$42,740

17.       Subsequent Events

On November 4, 2016, the Company declared its fourth quarter dividend of $0.60 per common share, payable on December 16, 2016 to shareholders of record on December 5, 2016.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2016, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2016.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on September 9, 2016 the Company purchased the real property assets of the Meadows Racetrack and Casino from CCR. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of September 30, 2016, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 605, we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $233.3 million and $143.3 million, respectively, for the three months ended September 30, 2016, compared to $147.8 million and $65.3 million, respectively, for the corresponding period in the prior year. Net revenues and income from operations were $589.5 million and $331.8 million, respectively, for the nine months ended September 30, 2016, compared to $446.4 million and $193.0 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease. Rental revenue and income from the direct financing lease were $199.3 million and $481.7 million, respectively, for the three and nine months ended September 30, 2016, and $111.5 million and $333.7 million, respectively, for the three and nine months ended September 30, 2015. Rental revenue and income from the direct financing lease increased by $87.7 million for the three months ended September 30, 2016, as compared to the corresponding period in the prior year, primarily due to the Pinnacle transaction which increased rental income, income from the direct financing lease and the revenue recorded for real estate taxes paid by our tenants. Rental revenue and income from the direct financing lease increased by $148.0 million for the nine months ended September 30, 2016, as compared to the corresponding period in the prior year, primarily due to the reasons described above, as well as the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent in 2016.

•
Net revenues for our TRS Properties decreased by $2.2 million and 4.9 million for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, primarily due to decreased gaming revenues at both Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from lower volumes.

•
Total operating expenses increased by $7.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, driven by increases in real estate taxes, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio and partially offset by declines in gaming and food, beverage and other expenses led by the revenue declines at our TRS properties.

•
Other expenses, net increased by $21.8 million and $42.0 million, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, driven by increases in interest expense related to the Company's new borrowings.

•
Net income increased by $56.4 million and $97.3 million, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On September 9, 2016, the Company purchased the real property assets of the Meadows Racetrack and Casino from CCR. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option. See "Note 5: Acquisitions" in the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for further details surrounding the Meadows acquisition.

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

TRS Properties

•
In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changed the tax rate casino operators pay the state, varying from casino to casino, allowed all casinos in Maryland to be open 24 hours per day for the entire year, and permitted casinos to directly purchase slot machines in exchange for gaming tax reductions. As a result of slot machines purchased during 2015, Hollywood Casino Perryville's effective tax rate was reduced to 62.5 percent from 67 percent in 2015 and to 61 percent in 2016. The option for an additional 5 percent tax reduction is possible in 2019, if an independent commission agrees. In December 2013, the license for the sixth casino in Prince George’s County was granted. The $1.4 billion casino resort, which is scheduled to open on December 8, 2016, could adversely impact Hollywood Casino Perryville’s financial results.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. Other than the identification of the accounting for leases (as discussed below) as a critical accounting estimate there has been no material change to these estimates for the nine months ended September 30, 2016.

Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have Master Leases with both Penn and Pinnacle under which we lease 18 and 14 properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and a separate single property lease by which we lease the newly acquired Meadows real estate assets to Pinnacle. The accounting guidance under ASC 840 - Leases ("ASC 840") is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new lease, to determine if we will account for the lease as a capital or operating lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under capital leases and operating leases.

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

Under the direct financing lease model, however, at lease inception we record an investment in direct financing lease on our condensed consolidated balance sheet rather than recording the actual assets we own and the cash rent we receive from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the direct financing lease receivable. Under ASC 840, for leases of both building and land, leases may be bifurcated between operating and capital leases, with the land portion of the lease typically qualifying for operating lease treatment. To determine if the building portion of a lease triggers capital lease treatment we conduct the four lease tests in ASC 840 outlined below. If a lease meets any of the four criteria below, it is accounted for as a capital lease.

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

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, the incremental borrowing rate of the lessee and the interest rate implicit in the lease. A slight change in estimate or judgment can result in a materially different financial statement presentation.

For example, in conducting the lease classification tests on the Pinnacle Master Lease, we concluded that the remaining economic lives of the leased properties were not ample enough to pass the lease term test above, thus triggering capital lease treatment, specifically direct financing lease treatment. As a result, we record rental revenues from the land portion of the lease, while also recording interest income from the direct financing lease for the building portion of the lease, as well as applying a portion of the rent received against the lease receivable we recorded on our books at lease inception. In determining the portion of the rent to be applied to the leased land we used an assumption of the lessee's incremental borrowing rate. Any change to this borrowing rate would impact the amount of cash rent received which we record as rental revenue, as interest income from the direct financing lease and against the lease receivable over the lease term. Furthermore, this borrowing rate, in addition to an estimated residual value, determines the actual amount of the lease receivable recorded on our books at lease inception. We use this borrowing rate as the basis for our calculation of the recognition of income under the direct financing lease model which is computed using an implicit interest rate that is derived from the lessee's assumed incremental borrowing. The residual value is our estimate of what we would realize upon the sale of the property at the end of the lease term and is derived from management's best estimates.

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

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Rental income	$160,664	$97,754	$402,980	$293,597
Income from direct financing lease	18,155	—	30,786	—
Real estate taxes paid by tenants	20,438	13,778	47,938	40,071
Total rental revenue and income from direct financing lease	199,257	111,532	481,704	333,668
Gaming	32,770	34,915	103,692	108,425
Food, beverage and other	2,613	2,794	8,221	8,464
Total revenues	234,640	149,241	593,617	450,557
Less promotional allowances	(1,365)	(1,449)	(4,161)	(4,193)
Net revenues	233,275	147,792	589,456	446,364
Operating expenses
Gaming	18,080	19,357	56,119	58,644
Food, beverage and other	2,037	2,128	6,174	6,489
Real estate taxes	20,866	14,174	49,148	41,138
General and administrative	21,821	19,285	64,988	64,546
Depreciation	27,165	27,557	81,267	82,585
Total operating expenses	89,969	82,501	257,696	253,402
Income from operations	$143,306	$65,291	$331,760	$192,962

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2016 and 2015 is summarized below:

	Three Months Ended September 30,
	2016	2015	2016	2015
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$199,257	$111,532	$138,270	$59,896
TRS Properties	34,018	36,260	5,036	5,395
Total	$233,275	$147,792	$143,306	$65,291

	Nine Months Ended September 30,
	2016	2015	2016	2015
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$481,704	$333,668	$312,586	$173,809
TRS Properties	107,752	112,696	19,174	19,153
Total	$589,456	$446,364	$331,760	$192,962

Adjusted EBITDA, FFO and AFFO

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance which is used as a bonus metric. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, in order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income annually. The Company adjusts AFFO accordingly to provide our investors an estimate of the taxable income available for this distribution requirement.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$89,600	$33,229	$195,613	$98,349
(Gains) or losses from dispositions of property	(445)	22	(460)	89
Real estate depreciation	23,802	23,867	71,164	71,718
Funds from operations	$112,957	$57,118	$266,317	$170,156
Straight-line rent adjustments	14,517	13,957	42,429	41,869
Direct financing lease adjustments	18,004	—	30,529	—
Other depreciation	3,363	3,690	10,103	10,867
Amortization of land rights	2,311	—	3,852	—
Amortization of debt issuance costs	3,257	3,691	11,889	7,730
Stock based compensation	4,641	4,153	13,804	12,658
Maintenance CAPEX	(496)	(382)	(1,693)	(2,108)
Adjusted funds from operations	$158,554	$82,227	$377,230	$241,172
Interest, net	52,399	30,645	130,565	88,612
Income tax expense	1,307	1,417	5,582	6,001
Maintenance CAPEX	496	382	1,693	2,108
Amortization of debt issuance costs	(3,257)	(3,691)	(11,889)	(7,730)
Adjusted EBITDA	$209,499	$110,980	$503,181	$330,163

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 is as follows:

	GLP Capital		TRS Properties
Three Months Ended September 30,	2016	2015	2016	2015
	(in thousands)
Net income	$88,261	$31,626	$1,339	$1,603
(Gains) or losses from dispositions of property	(471)	10	26	12
Real estate depreciation	23,802	23,867	—	—
Funds from operations	$111,592	$55,503	$1,365	$1,615
Straight-line rent adjustments	14,517	13,957	—	—
Direct financing lease adjustments	18,004	—	—	—
Other depreciation	526	470	2,837	3,220
Amortization of land rights	2,311	—	—	—
Debt issuance costs amortization	3,257	3,691	—	—
Stock based compensation	4,641	4,153	—	—
Maintenance CAPEX	—	—	(496)	(382)
Adjusted funds from operations	$154,848	$77,774	$3,706	$4,453
Interest, net (1)	49,799	28,045	2,600	2,600
Income tax expense	210	225	1,097	1,192
Maintenance CAPEX	—	—	496	382
Debt issuance costs amortization	(3,257)	(3,691)	—	—
Adjusted EBITDA	$201,600	$102,353	$7,899	$8,627

	GLP Capital		TRS Properties
Nine Months Ended September 30,	2016	2015	2016	2015
	(in thousands)

Net income	$189,016	$91,777	$6,597	$6,572
(Gains) or losses from dispositions of property	(471)	56	11	33
Real estate depreciation	71,164	71,718	—	—
Funds from operations	$259,709	$163,551	$6,608	$6,605
Straight-line rent adjustments	42,429	41,869	—	—
Direct financing lease adjustments	30,529	—	—	—
Other depreciation	1,573	1,405	8,530	9,462
Amortization of land rights	3,852	—	—	—
Debt issuance costs amortization	11,889	7,730	—	—
Stock based compensation	13,804	12,658	—	—
Maintenance CAPEX	—	—	(1,693)	(2,108)
Adjusted funds from operations	$363,785	$227,213	$13,445	$13,959
Interest, net (1)	122,764	80,811	7,801	7,801
Income tax expense	806	1,221	4,776	4,780
Maintenance CAPEX	—	—	1,693	2,108
Debt issuance costs amortization	(11,889)	(7,730)	—	—
Adjusted EBITDA	$475,466	$301,515	$27,715	$28,648

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $7.8 million for both the three and nine months ended September 30, 2016 and 2015, respectively.

Net income for our GLP Capital segment was $88.3 million for the three months ended September 30, 2016 and $31.6 million for the three months ended September 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $111.6 million, $154.8 million and $201.6 million, respectively, for the three months ended September 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $55.5 million, $77.8 million and $102.4 million, respectively, for the three months ended September 30, 2015. The significant increase in net income for our GLP Capital segment for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 was primarily driven by a $87.7 million increase in net revenues, partially offset by a $6.7 million increase in real estate taxes and a $21.7 million increase in interest expense. The increase in net revenues in our GLP Capital segment was primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants, also resulting from the addition of the Pinnacle properties to our real estate portfolio. Interest expense increased due to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights, increased straight-line rent adjustments related to our new Meadows lease and higher stock-based compensation expense, which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's assumed ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Net income and FFO for our TRS Properties segment both decreased by $0.3 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, while AFFO and Adjusted EBITDA both decreased by $0.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Net income and FFO for our TRS Properties segment decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to declining revenues at both properties. AFFO and Adjusted EBITDA for our TRS Properties segment decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the reasons described above, plus a decrease in depreciation expense due to certain assets reaching their full depreciation.

Net income for our GLP Capital segment was $189.0 million for the nine months ended September 30, 2016 and $91.8 million for the nine months ended September 30, 2015. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $259.7 million, $363.8 million and $475.5 million, respectively, for the nine months ended September 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $163.6 million, $227.2 million and $301.5 million, respectively, for the nine months ended September 30, 2015. The significant increase in net income for our GLP Capital segment for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 was primarily driven by a $148.0 million increase in net revenues, partially offset by a $7.9 million increase in real estate taxes and a $41.8 million increase in interest expense. The increase in net revenues in our GLP Capital segment was primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator, improved results at our two properties with monthly variable rent in 2016 and an increase in real estate taxes paid by tenants, also resulting from the addition of the Pinnacle properties to our real estate portfolio. Interest expense increased due to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights, increased amortized debt issuance costs associated with our new borrowings and the bridge financing related to the Pinnacle acquisition, increased straight-line rent adjustments related to our new Meadows lease and higher stock-based compensation expense, which are added back for purposes of calculating AFFO. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest, less the increase in amortized debt issuance costs, which are non-cash and excluded from Adjusted EBITDA.

Net income and FFO for our TRS Properties segment were both relatively flat for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, while AFFO decreased by $0.5 million and Adjusted EBITDA decreased by $0.9 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Net income and FFO for our TRS Properties segment remained flat for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to expense management, in spite of declining revenues. AFFO for our TRS Properties segment decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the reasons described above, in addition to lower depreciation expense due to certain assets reaching their full depreciation, offset by a decrease in capital maintenance expenditures. Adjusted EBITDA for our TRS Properties segment decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the reasons described above.

Revenues

Revenues for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$199,257	$111,532	$87,725	78.7%
Gaming	32,770	34,915	(2,145)	(6.1)%
Food, beverage and other	2,613	2,794	(181)	(6.5)%
Total revenues	234,640	149,241	85,399	57.2%
Less promotional allowances	(1,365)	(1,449)	84	5.8%
Net revenues	$233,275	$147,792	$85,483	57.8%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$481,704	$333,668	$148,036	44.4%
Gaming	103,692	108,425	(4,733)	(4.4)%
Food, beverage and other	8,221	8,464	(243)	(2.9)%
Total revenues	593,617	450,557	143,060	31.8%
Less promotional allowances	(4,161)	(4,193)	32	0.8%
Net revenues	$589,456	$446,364	$143,092	32.1%

Total rental revenue and income from direct financing lease

For the three months ended September 30, 2016 and 2015, rental revenue and income from the direct financing lease were $199.3 million and $111.5 million, respectively, for our GLP Capital segment, which included $20.4 million and $13.8 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $87.7 million or 78.7% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $61.1 million of rental revenue, $18.2 million of interest income from the direct financing lease and $8.9 million of real estate tax income to net revenues for the three months ended September 30, 2016. The Penn rent escalator contributed an increase of $1.3 million of rental revenue for three months ended September 30, 2016, as compared to the three months ended September 30, 2015. These increases to rental revenue and income from the direct financing lease were offset by decreases in the real estate taxes paid by tenants at our Penn properties and a decline in the revenue recognized at our two properties with monthly variable rent during the three months ended September 30, 2016, as compared to the same period in the prior year.

For the nine months ended September 30, 2016 and 2015, rental revenue and income from the direct financing lease were $481.7 million and $333.7 million, respectively, for our GLP Capital segment, which included $47.9 million and $40.1 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. Rental revenue and income from the direct financing lease increased $148.0 million or 44.4% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator, improved results at our two properties with monthly variable rent in 2016 and an increase in real estate taxes, resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $103.6 million of rental revenue, $30.8 million of interest income from the direct financing lease and $15.6 million of real estate tax income to net revenues for the nine months ended September 30, 2016. The Penn rent escalator and the variable rent properties contributed an increase of $4.5 million of rental revenue for nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. These increases to rental revenue and income from the direct financing lease were offset by decreases in the real estate taxes paid by tenants at our Penn properties.

Gaming revenue

Gaming revenue for our TRS Properties segment decreased by $2.1 million, or 6.1%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to decreases in gaming revenues of $1.161 million and $984 thousand at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively, resulting from lower volumes. Gaming revenue for our TRS Properties segment decreased by $4.7 million, or 4.4%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to decreases in gaming revenues of $3.654 million and $1.079 million at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively, resulting from lower volumes.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$18,080	$19,357	$(1,277)	(6.6)%
Food, beverage and other	2,037	2,128	(91)	(4.3)%
Real estate taxes	20,866	14,174	6,692	47.2%
General and administrative	21,821	19,285	2,536	13.2%
Depreciation	27,165	27,557	(392)	(1.4)%
Total operating expenses	$89,969	$82,501	$7,468	9.1%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$56,119	$58,644	$(2,525)	(4.3)%
Food, beverage and other	6,174	6,489	(315)	(4.9)%
Real estate taxes	49,148	41,138	8,010	19.5%
General and administrative	64,988	64,546	442	0.7%
Depreciation	81,267	82,585	(1,318)	(1.6)%
Total operating expenses	$257,696	$253,402	$4,294	1.7%

Real estate taxes

Real estate taxes increased by $6.7 million, or 47.2%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle properties, offset by reduction to real estate taxes from the settlement of a property tax appeal in late 2015 (at one of our properties leased to Penn), which reduced real estate taxes for this property for the three months ended September 30, 2016, as compared to the corresponding period in the prior year. Real estate taxes increased by $8.0 million or 19.5% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the reasons described above. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposes under ASC 605.

General and administrative expense

General and administrative expense increased by $2.5 million, or 13.2%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in general and administrative expenses for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 was primarily related to the amortization of the land rights acquired from Pinnacle, as well as the rent expense associated with the same ground leases, partially offset by lower legal expenses in the current quarter. General and administrative expense increased by $0.4 million, or 0.7%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increases in general and administrative expenses for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 was primarily related to the reasons described above, in addition to a decrease in outside services. During 2015, the Company incurred significant legal and outside service fees related to the Pinnacle acquisition.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Interest expense	$(52,880)	$(31,226)	$(21,654)	(69.3)%
Interest income	481	581	(100)	(17.2)%
Total other expenses	$(52,399)	$(30,645)	$(21,754)	(71.0)%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Interest expense	$(132,217)	$(90,373)	$(41,844)	(46.3)%
Interest income	1,652	1,761	(109)	(6.2)%
Total other expenses	$(130,565)	$(88,612)	$(41,953)	(47.3)%

Interest expense

Interest expense increased by $21.7 million or 69.3% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to interest expense related to the issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility during April 2016. The additional borrowings were utilized to finance the Pinnacle acquisition. Interest expense increased by $41.8 million or 46.3% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due the reasons described above, in addition to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense during the first quarter of 2016.

Taxes

During the three months ended September 30, 2016 and 2015, income tax expense was approximately $1.3 million and $1.4 million, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 1.4% for the three months ended September 30, 2016, as compared to 4.1% for the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, income tax expense was approximately $5.6 million and $6.0 million, respectively. Our effective tax rate was 2.8% for the nine months ended September 30, 2016, as compared to 5.8% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $405.4 million and $266.8 million, respectively, during the nine months ended September 30, 2016 and 2015. The increase in net cash provided by operating activities of $138.6 million for the nine months ended September 30, 2016 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $132.1 million and decreases in cash paid for operating expenses and taxes of $10.9 million and $2.8 million, respectively, partially offset by increases in cash paid for interest of $6.9 million. The increase in cash receipts collected from our customers and tenants for the nine months ended September 30, 2016 compared to the corresponding period in the prior year was primarily due to the rent received under the Pinnacle Master Lease, as well as the impact of the Penn rent escalator and improved results at our two properties with monthly variable rent, partially offset by a decrease in our TRS Properties' net revenues, while the decrease in cash paid for operating expenses was primarily related to changes in working capital. The increase in cash paid for interest was related to the Company's new borrowings.

Investing activities used cash of $3.235 billion and $14.1 million during the nine months ended September 30, 2016 and 2015, respectively.  Net cash used in investing activities during the nine months ended September 30, 2016 consisted of cash payments of $3.267 billion related to the acquisition of the Pinnacle and Meadows' real estate assets, partially offset by principal payments of $2.6 million made by Casino Queen on their five year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $30.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in investing activities for the nine months ended September 30, 2015 included capital expenditures of $15.8 million, primarily related to $4.2 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by principal payments of $1.6 million made by Casino Queen on their five year term loan.

Financing activities provided cash of $2.813 billion during the nine months ended September 30, 2016 and used cash of $246.0 million during the nine months ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 included proceeds from the issuance of long-term debt of $2.502 billion, proceeds from the issuance of common stock, net of issuance costs of $870.9 million and proceeds from stock option exercises of $102.6 million, partially offset by dividend payments of $303.6 million and repayments of long-term debt and financing costs of $359.0 million. During the nine months ended September 30, 2016, we issued approximately 29 million shares of our common stock in a primary equity offering and approximately 1.3 million shares of our common stock in an ATM offering, as well as issuing $1.375 billion in new senior unsecured notes and drawing down on the $825 million term loan A-1 facility. These new debt and equity instruments were utilized to finance the acquisition of the Pinnacle and Meadows real estate assets. In addition to the shares issued in the primary equity offering, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in financing activities for the nine months ended September 30, 2015 included dividend payments of $188.5 million and repayments of long-term debt and financing costs of $74.8 million, partially offset by proceeds from stock options exercises of $17.3 million.

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

Capital project expenditures were $0.3 million for the nine months ended September 30, 2016, as compared to $13.7 million for the nine months ended September 30, 2015. Capital project expenditures for the nine months ended September 30, 2015 primarily consisted of construction spend totaling $4.2 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's direct purchases of slot machines. During the nine months ended September 30, 2015, Hollywood Casino Perryville made direct purchases of slot machines totaling $5.9 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. Prior to Perryville's slot machine purchases, all slot machines were owned by the state.

During the nine months ended September 30, 2016 and 2015, the TRS Properties spent approximately $1.7 million and $2.1 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825.0 million Credit Facility, consisting of a $700.0 million revolving credit facility, a $300.0 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At September 30, 2016, the Credit Facility had a gross outstanding balance of $1,290.0 million, consisting of the $1,125.0 million Term Loan A and A-1 facilities and $165.0 million of borrowings under the revolving credit facility. Additionally, at September 30, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $534.1 million of available borrowing capacity under the revolving credit facility as of September 30, 2016. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2016, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At September 30, 2016, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the Merger, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364 - day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the GLPI Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds which, together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. The GLPI Bridge Facility expired on July 30, 2016 unused.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at September 30, 2016:

	Payments Due By Period
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and After
	(in thousands)
Senior unsecured credit facility
Principal	$1,290,000	$—	$465,000	$—	$825,000
Interest (1)	170,278	10,954	88,328	61,060	9,936
4.375% senior unsecured notes due 2018
Principal	550,000	—	550,000	—	—
Interest	60,156	12,031	48,125	—	—
4.875% senior unsecured notes due 2020
Principal	1,000,000	—	—	1,000,000	—
Interest	219,375	24,375	97,500	97,500
4.375% senior unsecured notes due 2021
Principal	400,000	—	—	—	400,000
Interest	86,868	8,118	35,000	35,000	8,750
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	—	500,000
Interest	201,563	13,438	53,750	53,750	80,625
5.375% senior unsecured notes due 2026
Principal	975,000	—	—	—	975,000
Interest	522,171	24,311	104,813	104,813	288,234
Capital lease obligations	1,313	26	220	242	825
Purchase obligations	354	220	134	—	—
Operating leases	525,675	2,178	17,288	15,724	490,485
Other liabilities reflected in the Company's consolidated balance sheets (2)	458	458	—	—	—
Total	$6,503,211	$96,109	$1,460,158	$1,368,089	$3,578,855

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

Other Commercial Commitments
The following table presents our material commercial commitments as of September 30, 2016 for the following future periods:

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,716.3 million at September 30, 2016. Furthermore, $3,425.0 million of our obligations at September 30, 2016, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2016.

	10/01/16-09/30/17	10/01/17-09/30/18	10/01/18-09/30/19	10/01/19-9/30/20	10/01/20-09/30/21	Thereafter	Total	Fair Value at 9/30/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$550,000	$—	$1,400,000	$1,475,000	$3,425,000	$3,643,750
Average interest rate			4.38%		4.73%	5.38%

Variable rate	$—	$—	$465,000	$—	$825,000	$—	$1,290,000	$1,283,165
Average interest rate (1)			3.53%		3.71%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The assets acquired from Pinnacle are expected to have significant built-in-gains. Because prior to the Merger Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the Merger, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Merger. We would be subject to this tax liability even if we continue to qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2016. On August 9, 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in “at the market” offerings (the “ATM Program”). Through September 30, 2016, the Company sold approximately 1.3 million shares of its common stock at an average price of $35.00 per share under the ATM Program, which generated net proceeds of approximately $45.7 million. The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows real estate assets. The issued securities were registered under an automatic shelf registration statement (Commission File No. 333-210423), effective March 28, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

10.2*	Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity for the nine months ended September 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

November 9, 2016	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*	First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

10.2*	Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity for the nine months ended September 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith