Form 10-K
period 2016-12-31
Gaming & Leisure Properties, Inc.
filed 2017-02-22
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.6 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2016.
The number of shares of the registrant's common stock outstanding as of February 17, 2017 was 207,757,095.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2017 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its REIT status;

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

•
GLPI's duty to indemnify Penn National Gaming, Inc. and its subsidiaries ("Penn") in certain circumstances if the spin-off transaction described in Part 1 of this Annual Report on Form 10-K fails to be tax-free;

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

 This Annual Report on Form 10-K includes information regarding Penn National Gaming, Inc., a Pennsylvania corporation, and its subsidiaries (collectively "Penn") and Pinnacle Entertainment, Inc., a Delaware corporation, and its subsidiaries (collectively "Pinnacle"). Penn and Pinnacle are subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn and Pinnacle provided in this Annual Report on Form 10-K has been derived from Penn and Pinnacle's respective public filings. We have not independently verified this information. We have no reason to believe that this information derived from Penn and Pinnacle's public filings is inaccurate in any material respect that has not been disclosed publicly. We are providing this data for information purposes only. Penn and Pinnacle's filings with the SEC can be found at www.sec.gov.
In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville), which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60, "Spinoffs and Reverse Spinoffs." GLPI owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc.
The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ending December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled $1.05 billion and was comprised of cash and GLPI common stock. Additionally, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn, pursuant to the Pre-Filing Agreement entered into with the IRS. See Note 13 to the consolidated financial statements for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.
As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back these assets to Penn for use by its subsidiaries pursuant to a master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease" and together with the Penn Master Lease, the "Master Leases"). See Note 4 to the Consolidated Financial Statements for further details surrounding the Pinnacle acquisition.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2016, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and contain approximately 14.8 million of rentable square feet. As of December 31, 2016, the Company's properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on September 9, 2016 the Company purchased the real property assets of the Meadows Racetrack and Casino (the "Meadows") from Cannery Casino Resorts LLC ("CCR"). Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option (the "Meadows Lease").
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
Tenants
As of December 31, 2016, 18 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. Penn and Pinnacle are both leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. Additionally, the newly acquired Meadows real estate assets are leased to Pinnacle under a single property triple-net operating lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

Similar to the Penn Master Lease, the Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Pinnacle Master Lease during the preceding two years.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Our tenants do not have the ability to terminate their obligations under our long-term tenant leases prior to their expiration without the Company's consent. If our long-term tenant leases are terminated prior to their expiration other than with our consent, our tenants may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property. All of our tenant leases contain a limited number of renewal options which may be exercised at our tenants' option. Both the Penn Master Lease and Casino Queen Lease have initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn or Casino Queen, respectively) on the same terms and conditions, while the Pinnacle Master Lease has an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. The Meadows Lease has an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, (exercisable by Pinnacle) on the same terms and conditions.

The following table summarizes certain features of our properties as of December 31, 2016:

	Location	Type of Facility	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenants
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	73.6	32.1	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	0.4	2.1	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	276.4	—	100
Argosy Casino Alton	Alton, IL	Dockside gaming	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	43.8	—	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	573.7	—	—
M Resort	Henderson, NV	Land-based gaming	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	247.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Standardbred racing	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	193.4	—	—
Casino Queen	East St. Louis, IL	Land-based gaming	330,502	67.2		157
Ameristar Black Hawk	Black Hawk, CO	Land-based gaming	775,744	104.1	—	535
Ameristar East Chicago	East Chicago, IN	Dockside gaming	509,867	—	21.6	288
Belterra Casino Resort (3)	Florence, IN	Dockside gaming	733,751	167.1	148.5	608
Ameristar Council Bluffs (3)	Council Bluffs, IA	Dockside gaming	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Dockside gaming	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Dockside gaming	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Dockside gaming	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Dockside gaming	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Dockside gaming	298,006	74.1	—	149
Ameristar Kansas City	Kansas City, MO	Dockside gaming	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Dockside gaming	1,272,938	241.2	—	397
River City Casino and Hotel	St. Louis, MO	Dockside gaming	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	Land-based gaming	419,800	79.5		416
The Meadows Racetrack and Casino (3)	Washington, PA	Land-based gaming	417,921	155.5	—	—
			14,799,322	4,293.1	686.4	7,266
TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	120,517	28.9	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	97,961	36.4	—	—
			218,478	65.3	—	—
Total			15,017,800	4,358.4	686.4	7,266

(1)	Square footage includes air conditioned space and excludes parking garages and barns.

(2)
Leased acreage reflects land subject to leases with third parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

(3)	These properties include hotels not owned by the Company. Square footage and rooms associated with properties not owned by GLPI are excluded from the table above.

(4)	Encompasses two gaming properties in Jackpot, Nevada, Cactus Pete’s and The Horseshu.
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
Hollywood Casino Joliet
We own 276.4 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a parking garage, surface parking areas and a recreational vehicle park.
Argosy Casino Alton
We lease 3.6 acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas. In addition, we own an office building property consisting of 0.2 acres.
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
M Resort
We own 83.5 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel and a parking facility. In addition, our tenant has rights to 4.0 acres of land at the casino site.
Hollywood Casino Bangor
We lease 2.5 acres in Bangor, Maine on which Hollywood Casino Bangor is located. We also own 6.4 acres adjacent to the casino on which a 152-room hotel and a four-story parking garage are located. In addition, we lease 35.4 acres at and around historic Bass Park, which is adjacent to the facility, and includes a one-half mile standardbred racetrack, a grandstand with over 12,000 square feet and seating for 3,500 patrons and parking.

Zia Park Casino
We own 317.4 acres in Hobbs, New Mexico, where Zia Park Casino is located. The property also includes a one-mile quarter thoroughbred racetrack.
Hollywood Casino Gulf Coast
We own 578.7 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, a recreational vehicle park and other facilities.
Argosy Casino Riverside
We own 37.9 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage.
Hollywood Casino Tunica
We lease 67.7 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.
Boomtown Biloxi
We lease 1.0 acre of land mostly used for parking and a welcome center and own an additional 1.5 acres in Biloxi, Mississippi. In addition, our tenant has rights to 18.5 acres of land, most of which is utilized for the gaming location and 4.5 acres of submerged tidelands at the casino site.
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
Casino Queen
We own 67.2 acres in East St. Louis, Illinois, which includes a 157-room hotel, a recreational vehicle park and surface parking areas.
Ameristar Black Hawk
We own 104.1 acres in Black Hawk, Colorado which includes a land based casino and a 535 room hotel. The casino property sits on approximately 6 acres and the remaining 98 acres which are located across the street from the casino are used mainly for overflow parking, administrative offices and a warehouse.

Ameristar East Chicago

We lease 21.6 acres in East Chicago, Indiana located approximately 25 miles from downtown Chicago, Illinois. The property includes a dockside riverboat gaming facility and a 288 room hotel.

Belterra Casino Resort

We own 167.1 acres and lease an additional 148.5 acres in Florence, Indiana. The property is located along the Ohio River and includes a dockside riverboat gaming facility and a 608 room hotel.

Ameristar Council Bluffs

We own 36.2 acres and lease an additional 22.6 acres in Council Bluffs, Iowa. The property is located across the Missouri River from Omaha, Nebraska. The property also includes a 160 room hotel.

L’ Auberge Baton Rouge

We own 99.1 acres in Baton Rouge, Louisiana. The property includes a dockside riverboat gaming facility and a 205 room hotel and is located approximately 10 miles south of downtown Baton Rouge.

Boomtown Bossier City

We own 21.8 acres on the banks of the Red River in Bossier City, Louisiana. The property features a 187 room hotel adjoining a dockside riverboat casino.

L’Auberge Lake Charles

We lease 234.5 acres in Lake Charles, Louisiana. The property includes a dockside riverboat gaming facility and a 995 room hotel and is one of the closest full-scale casino-hotel facilities to Houston, Texas.

Boomtown New Orleans

We own 53.6 acres in Harvey, Louisiana. The property includes a dockside riverboat casino and a 150 room hotel.

Ameristar Vicksburg

We own 74.1 acres in Vicksburg, Mississippi. The property includes a dockside riverboat casino and a 149 room hotel. Also located on the property is a recreational vehicle park and buildings which are used for warehousing and support services.

Ameristar Kansas City

We own 224.5 acres in Kansas City, Missouri, along the north bank of the Missouri River and lease an additional 31.4 adjacent acres. The property includes a dockside gaming facility and a 184 room hotel.

Ameristar St. Charles

We own 241.2 acres in St. Charles, Missouri, along the west bank of the Missouri River. The property includes a dockside gaming facility and a 397 room hotel.

River City Casino and Hotel

We lease 83.4 acres in St. Louis County Missouri approximately 12 miles south of downtown St. Louis. The property includes a dockside gaming facility and a 200 room hotel.

Jackpot Properties

We own 79.5 acres in Jackpot, Nevada, encompassing Cactus Pete’s and The Horseshu. In addition to these two land-based casinos, the property includes a 416 room hotel and a recreational vehicle park. These two properties sit directly across from each other with Highway 93 separating them.

The Meadows Racetrack and Casino

We own 155.5 acres in Washington, Pennsylvania. The property includes a land based casino, an off-track wagering facility, a 24-lane bowling alley and a state-of-the-art 5/8- mile harness track with a 500-seat grandstand.

TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space with 923 gaming machines and 12 table games. The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a grill, a 268-seat buffet, a deli, a premium players' lounge, a nightclub, a lobby bar, a public atrium, two meeting rooms and 1,490 parking spaces.
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 850 slot machines, 12 table games, 8 poker tables and a simulcast race book. The facility also offers various food and beverage options, including a bar and grill, a gift shop and 1,600 parking spaces with valet and self-parking.
Competition
We compete for additional real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Furthermore, in April 2016, MGM Resorts International ("MGM") formed MGM Growth Properties, a separate publicly traded REIT, holding a substantial portion of the real estate assets associated with MGM's operations. Another large global casino operator has declared a voluntary Chapter 11 reorganization in order to significantly reduce its debt with the intent of restructuring its operations into a REIT and separate operating company. There is also market speculation surrounding the formation of additional gaming REITs. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
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
Additionally, in December 2016, the MGM National Harbor opened outside of Washington D.C. This casino opening is expected to adversely impact our TRS property, Hollywood Casino Perryville's financial results as well as the financial results of Hollywood Casino at Charles Town Races, one of our leased properties operated by Penn. The impact on our TRS property will be immediate, whereas the impact on our tenant's operating results may impact our ability to activate the Penn rent escalator during 2017 and as well as impact the amount of our variable rent at the November 1, 2018 rent reset date.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 "Segment Reporting") reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 15—Segment Information" for further information with respect to the Company's segments.

Executive Officers of the Company

Name	Age	Position
Peter M. Carlino	70	Chairman of the Board and Chief Executive Officer
William J. Clifford	59	Chief Financial Officer and Treasurer
Steven T. Snyder	56	Senior Vice President of Corporate Development
Brandon J. Moore	42	Senior Vice President, General Counsel and Secretary
Desiree A. Burke	51	Senior Vice President and Chief Accounting Officer
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

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation. (Notwithstanding the “Supplement to Certain United States Federal Income Tax Considerations” section of the Prospectus Supplement dated August 9, 2016, to the Prospectus dated March 28, 2016, final regulations were issued by the U.S. Department of the Treasury (the “Treasury”) on January 17, 2017, confirming that the recognition period during which this tax could apply is a 5-year period and not a 10-year period.)

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
The Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation's initial tax year as a REIT (which, in our case, was 2014). Our charter provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6) above. If we fail to satisfy these share ownership requirements, except as provided in the next sentence, our status as a REIT will terminate. If, however, we comply with the rules contained in the applicable Treasury regulations that require us to ascertain the actual ownership of our shares and we do not know, or would not have known through the exercise of reasonable diligence, that we failed to meet the requirements described in condition (6) above, we will be treated as having met this requirement.
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
Income Tests
As a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions," discharge of indebtedness and certain hedging transactions, generally must be derived from "rents from real property," gains from the sale of real estate assets, interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities, other than certain debt instruments of publicly offered REITs), dividends received from other REITs, and specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.
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

•
Rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively, owns 10% or more of such tenant (a "Related Party Tenant"). However, rental payments from a taxable REIT subsidiary will qualify as rents from real property even if we own more than 10% of the total value or combined voting power of the taxable REIT subsidiary if (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space or (ii) the property leased is a “qualified lodging facility,” as defined in Section 856(d)(9)(D) of the Code, or a “qualified health care property,” as defined in Section 856(e)(6)(D)(i) of the Code, and certain other conditions are satisfied.

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

We do not anticipate receiving rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of gross receipts or sales consistent with the rules described above). Our former parent, Penn, received a private letter ruling from the IRS that concluded certain rental formulas under the Penn Master Lease will not cause any amounts received under the Penn Master Lease to be treated as other than rents from real property. While we do not expect to seek similar rulings for additional leases we enter into that have substantially similar terms as the Penn Master Lease, we intend to treat amounts received under those leases consistent with the conclusions in the ruling, though there can be no assurance that the IRS will not challenge such treatment. We also do not anticipate receiving more than a de minimis amount of rents from any Related Party Tenant or rents attributable to personal property leased in connection with real property that will exceed 15% of the total rents received with respect to such real property. We may receive certain types of income that will not qualify under the 75% or 95% gross income tests. In particular, dividends received from a taxable REIT subsidiary will not qualify under the 75% test. We believe, however, that the aggregate amount of such items and other non-qualifying income in any taxable year will not cause GLPI to exceed the limits on non-qualifying income under either the 75% or 95% gross income tests.
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
Asset Tests
At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include interests in real property (such as land, buildings, leasehold interest in real property and, for taxable years beginning on or after January 1, 2016, personal property leased with real property if the rents attributable to the personal property would be rents from real property under the income tests discussed above), interests in mortgages on real property or on interests in real property, shares in other qualifying REITs, and stock or debt instruments held for less than one year purchased with the proceeds from an offering of shares of our stock or certain debt and, for tax years beginning on or after January 1, 2016, debt instruments issued by publicly offered REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.
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
Fifth, for taxable years beginning after December 31, 2015, not more than 25% of the value of our gross assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property.
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
We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. These distributions will be treated as received by our shareholders in the year in which paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is (i) pro rata among all outstanding shares of stock within a particular class and (ii) in accordance with any preferences among different classes of stock as set forth in our organizational documents. Given our status as a "publicly offered REIT" (within the meaning of the Code), the preferential dividend rules do not apply to us for taxable years beginning after December 31, 2014.

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

We believe that we have satisfied the annual distribution requirements for the year ending, December 31, 2016. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2017 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to shareholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), distributions to shareholders would be taxable as regular corporate dividends. Such dividends paid to U.S. shareholders that are individuals, trusts and estates may be taxable at the preferential income tax rates

(i.e., currently the 20% maximum U.S. federal rate) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost our qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
Legislative or Other Actions Affecting REITs
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the Treasury which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock. In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.
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
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier because of its status as landlord, including Colorado, Illinois, Indiana, Missouri, Mississippi, Pennsylvania and Ohio.
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
Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to environmental liabilities arising from the business and operations of Pinnacle's real property holdings prior to the Merger (except to the extent first discovered after the end of the term of the Pinnacle Master Lease) was retained by Pinnacle and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that Penn or Pinnacle will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn or Pinnacle any amounts for which we are held liable, we may be temporarily required to bear these losses.
Employees
As of December 31, 2016, we had 751 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
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

Substantially all of our revenues are based on the revenue derived under the master leases with Penn and Pinnacle. Because these master leases are triple-net leases, we depend on Penn and Pinnacle to operate the properties that we own in a manner that generates revenues sufficient to allow the tenants to meet their obligations to us, including payment of rent and all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their businesses. There can be no assurance that either Penn or Pinnacle will have sufficient assets, income or access to financing to enable them to satisfy their payment obligations under the master leases. The ability of our tenants to fulfill their obligations may depend, in part, upon the overall profitability of their operations. The inability or unwillingness of either Penn or Pinnacle to meet their subsidiaries’ rent obligations and other obligations under the master leases, in each case, could materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT and our financial position could be materially weakened if any of our tenants are unable to meet their obligations to us or failed to renew or extend any lease as such lease expires, or if we are unable to lease or re-lease our properties on economically favorable terms.

Due to our dependence on rental payments from Penn and Pinnacle (and their respective subsidiaries) as our primary source of revenue, we may be limited in our ability to enforce our rights under the master leases or to terminate the master leases with respect to any particular property. Failure by Penn or Pinnacle to comply with the terms of their respective master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by either Penn or Pinnacle, as the case may be. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We operate in a highly competitive industry and face competition from other REITs (including other gaming-focused REITs), investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies (including gaming companies considering REIT structures) and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of gaming properties and other properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed and completing proposed acquisitions may be adversely impacted. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
Investments in and acquisitions of gaming properties and other properties we might seek to acquire entail risks associated with real estate investments, including that the investment's performance will fail to meet expectations or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project.
Our pursuit of strategic acquisitions unrelated to the gaming industry may be unsuccessful or fail to meet our expectations.

We may pursue strategic acquisitions of properties unrelated to the gaming industry, including acquisitions that may be complementary to our existing gaming properties.  Our management does not possess the same level of expertise with the dynamics and market conditions applicable to non-gaming assets, which could adversely affect the results of our expansion into other asset classes.  In addition, we may be unable to achieve our desired return on our investments in new or adjacent asset classes.

We are dependent on the gaming industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the owner and landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under our leases is based, over time, on the performance of the gaming facilities operated by our tenants. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services or games of skill, which allow their customers a wagering alternative to the casino-style, in person gaming from home or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Certain alternative wagering products may be illegal under federal or state law but operate exclusively in certain states or from overseas locations, and are accessible to certain domestic gamblers. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting our TRS Properties and the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize internet poker and other alternative wagering products in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our TRS Properties and of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. A component of the rent under our leases is based, over time, on the performance of the gaming facilities operated by Penn, Pinnacle and Casino Queen on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
We face extensive regulation from gaming and other regulatory authorities.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject us and our officers, directors and shareholders to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers, directors and shareholders are also required to maintain license or finding of suitability.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses in which a person may hold an ownership or a controlling interest. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
Additionally, substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities in advance of the transaction. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of GLPI or one of its subsidiaries must satisfy gaming authorities with respect to a variety of stringent licensing standards prior to assuming control.
Our future results will suffer if we do not effectively manage our expanded portfolio of properties and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.
Following the completion of the Pinnacle transaction, the size of our business materially increased. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. There can be no assurances that we will be successful.
Required regulatory approvals can delay or prohibit transfers of our gaming properties, which could result in periods in which we are unable to receive rent for such properties.
The tenants of our gaming properties are operators of gaming facilities and must be licensed under applicable state law. Prior to the transfer of gaming facilities, including a controlling interest, the new owner or operator generally must become licensed under state law. In the event that any current lease or any future lease agreement we enter into is terminated or expires and a new tenant is found, any delays in the new tenant receiving regulatory approvals from the applicable state government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
In order for us to qualify to be taxed as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which GLPI elected to qualify to be taxed as a REIT (2014). Additionally, at least 100 persons must beneficially own GLPI stock during at least 335 days of a taxable year (other than the first taxable year for which GLPI elected to be taxed as a REIT). GLPI's charter, with certain exceptions, authorizes the Board of Directors to take such actions as are necessary and desirable to preserve GLPI's qualification as a REIT. GLPI's charter also provides that, subject to certain exceptions approved by the Board of Directors, no person may beneficially or constructively own more than 7% in value or in number, whichever is more restrictive, of GLPI's outstanding shares of all classes and series of stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of GLPI that might involve a premium price for shares of GLPI stock or otherwise be in the best interests of GLPI shareholders. The acquisition of less than 7% of our outstanding stock by an individual or entity could cause that individual or entity to own beneficially or constructively in excess of 7% in value of our outstanding stock, and thus violate our charter's ownership limit. Our charter prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Code. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void. GLPI's charter also provides that shares of GLPI's capital stock acquired or held in excess of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any person who acquires shares of GLPI's capital stock in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the market price on the day the shares were transferred to the trust or the amount realized from the sale. GLPI or its designee will have the right to purchase the shares from the trustee at this calculated price as well. A transfer of shares of GLPI's capital stock in violation of the limit may be void under certain circumstances. GLPI's 7% ownership limitation may have the effect of delaying, deferring or preventing a change in control of GLPI, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for GLPI's shareholders. To assist GLPI in complying with applicable gaming laws, our charter also provides that capital stock of GLPI that is owned or controlled by an unsuitable person or an affiliate of an unsuitable person will be transferred to a trust for the benefit of a designated charitable beneficiary, and that any such unsuitable person or affiliate will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by the unsuitable person or affiliate for the shares or the amount realized from the sale, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion. The shares shall additionally be redeemable by GLPI, out of funds legally available for that redemption, to the extent required by the gaming authorities making the determination of unsuitability or to the extent determined to be necessary or advisable by our Board of Directors, at a redemption price equal to the lesser of (i) the market price on the date of the redemption notice, (ii) the market price on the redemption date, or (iii) the actual amount paid for the shares by the owner thereof, in each case less a discount in a percentage (up to 100%) to be determined by our Board of Directors in its sole and absolute discretion.
Pennsylvania law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their stock.
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors following the affirmative determination by the nominating committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) do not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to our Compensation and Governance Committee; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders meeting; and (vi) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
In addition, specific anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to attempt a hostile takeover. These provisions require (i) approval of certain transactions by a majority of the voting stock other than that held by the potential acquirer; (ii) the acquisition at "fair value" of all the outstanding shares not held by an acquirer of 20% or more; (iii) a five-year moratorium on certain "business combination" transactions with an "interested shareholder;" (iv) the loss by interested shareholders of their voting rights over "control shares;" (v) the disgorgement of profits realized by an interested shareholder from certain dispositions of our shares; and (vi) severance payments for certain employees and prohibiting termination of certain labor contracts.
We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make GLPI immune from takeovers or to prevent a transaction from occurring. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of GLPI. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.
Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. If we lose the services of Messrs. Carlino or Clifford, we may not be able to successfully manage our business or achieve our business objectives. Furthermore, the Company does not have any employment agreements in place with the members of its executive management team.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
While our leases require, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, a tenant's failure to comply could lead to an uninsured or underinsured loss and there can be no assurance that we will be able to recover such uninsured or underinsured amounts from such tenant. Further, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
If we or one of our tenants experience a loss that is uninsured, or that exceeds our or our tenant's policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we could continue to be liable for the indebtedness even if these properties were irreparably damaged.
In addition, even if damage to our properties is covered by insurance, a disruption of our or our tenant's business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance we or our tenant's carry may not fully compensate us for the loss of business or tenants due to an interruption caused by a casualty event.
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
The market price of our common stock may be volatile, and holders of our common stock could lose a significant portion of their investment if the market price of our common stock declines.
The market price of our common stock may be volatile, and shareholders may not be able to resell their shares of our common stock at or above the price at which they acquired the common stock due to fluctuations in its market price, including changes in price caused by factors unrelated to our performance or prospects.
Specific factors that may have a significant effect on the market price for our common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable REITs;

•	actual or anticipated fluctuations in our revenue stream or future prospects;

•	strategic actions taken by us or our competitors, such as acquisitions;

•	our failure to close pending acquisitions;

•	our failure to achieve the perceived benefits of our acquisitions, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of our common stock by former Pinnacle shareholders, members of our management team or other significant shareholders.
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
Risk Factors Relating to our Status as a REIT
If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We elected on our 2014 U.S. federal income tax return to be treated as a REIT and intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. We currently operate, and intend to continue to operate, in a manner that will allow us to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received an opinion from our special tax advisors, Wachtell, Lipton, Rosen & Katz and KPMG LLP (collectively the "Special Tax Advisors"), with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinions of the Special Tax Advisors represent only the view of the Special Tax Advisors based on their review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinions are expressed as of the date issued. The Special Tax Advisors have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Special Tax Advisors and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by the Special Tax Advisors. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
Penn has received a private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) certain of the assets to be held by us after the Spin-Off and (2) the methodology for calculating a certain portion of rent received by us pursuant to the Penn Master Lease will not adversely affect our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.
If we were to fail to qualify to be taxed as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify to be taxed as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.
We could fail to qualify to be taxed as a REIT if income we receive from Penn or Pinnacle, or their subsidiaries, is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Penn or Pinnacle, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if the Penn Master Lease or Pinnacle Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Penn Master Lease or Pinnacle Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents received or accrued by us from Penn or Pinnacle, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock or Pinnacle stock entitled to vote or 10% or more of the total value of all classes of Penn stock or Pinnacle stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Penn or Pinnacle, or their subsidiaries, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Penn or Pinnacle, or their subsidiaries, will not be treated as qualifying rent for purposes of REIT qualification requirements.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock. Restrictions on our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of Penn or Pinnacle to make rental payments under the Penn Master Lease, the Pinnacle Master Lease or the Meadows Lease, as applicable, would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold certain of our assets and conduct related activities through TRS subsidiary corporations that are subject to federal, state, and local corporate-level income taxes as regular C corporations as well as state and local gaming taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
In addition to the asset tests set forth above, to qualify to be taxed as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
We paid the Purging Distribution in common stock and cash and may pay taxable dividends on our common stock in common stock and cash. Our shareholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We paid the Purging Distribution in a combination of cash and GLPI stock. Penn has received a private letter ruling from the IRS with respect to certain issues relevant to our payment of the Purging Distribution in a combination of cash and GLPI stock. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) the Purging Distribution will be treated as a dividend that will first reduce our accumulated earnings and profits (as determined for U.S. federal income tax purposes) attributable to pre-REIT years in satisfaction of the REIT annual distribution requirement and (2) the amount of any GLPI stock received by any GLPI shareholder as part of the Purging Distribution will be considered to equal the amount of cash that could have been received instead. In connection with the Purging Distribution, a shareholder of our common stock was required to report dividend income as a result of the Purging Distribution even though we distributed no cash or only nominal amounts of cash to such shareholder.
We currently intend to pay dividends (other than the Purging Distribution) in cash only, and not in-kind. However, if for any taxable year, we have significant amounts of taxable income in excess of available cash flow, we may declare dividends in-kind in order to satisfy the REIT annual distribution requirements. We may distribute a portion of our dividends in the form of our stock or our debt instruments. In either event, a shareholder of GLPI common stock will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such shareholder.
The IRS has issued private letter rulings to other REITs (and, with respect to the Purging Distribution and as described above, to Penn) treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. We cannot rely on the private letter ruling Penn received from the IRS, as described above, with respect to the payment of dividends other than the Purging Distribution. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our taxable year beginning on January 1, 2014 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends (other than the Purging Distribution) payable in-kind.
If we make any taxable dividend payable in cash and common stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the GLPI stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in GLPI stock. If, in any taxable dividend payable in cash and GLPI stock, a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our stock.
We could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT and in the assets acquired from Pinnacle.
We own appreciated assets that were held by a C corporation before we elected to be treated as a REIT and were acquired in a transaction in which the adjusted tax basis of the assets in our ownership is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our acquisition of the assets from the C corporation (i.e., during the five-year period following our qualification as a REIT), we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us (i.e., at the time that we became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The assets acquired from Pinnacle are expected to have significant built-in-gains. Because, prior to the Merger, Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the Merger, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Merger.
We would be subject to this tax liability even if we continue to qualify and maintain our status as a REIT. Any recognized built-in gain will retain our character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
Risks Related to Our Capital Structure
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
As of December 31, 2016, we had indebtedness of $4.72 billion, with an additional $534.1 million available for borrowing under our revolving credit facility. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage, including our possible inability to service our debt, would increase.
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
We incurred additional indebtedness in connection with the Pinnacle transaction.
Our increased indebtedness could have important consequences, including the following:

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our senior unsecured credit facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements, including the inability to service the notes, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial position and results of operations, as well as on our ability to satisfy our obligations in respect of the notes.
We may be subject to significant dilution caused by the additional issuance of equity securities.
If and when additional funds are raised through the issuance of equity securities, including under our "at the market" offering program (the "ATM Offering") and in connection with future acquisitions, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
Adverse changes in our credit rating may affect our borrowing capacity and borrowing terms.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. The credit ratings are based upon our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to both our industry and the economic outlook. Our credit rating may affect the amount of capital we can access, as well as the terms of any financing we obtain. Because we rely in part on debt financing to fund growth, the absence of an investment grade credit rating or any credit rating downgrade may have a negative effect on our future growth.
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
The agreements governing our indebtedness contain customary covenants, including restrictions on our ability to grant liens on our assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. Specifically, our debt agreements contain the following financial covenants: a maximum total debt to total asset value ratio of 60% (subject to increase to 65% for specified periods in connection with certain acquisitions), a minimum fixed charge coverage ratio of 1.5 to 1, a maximum senior secured debt to total asset value ratio of 40% and a maximum unsecured debt to unencumbered asset value ratio of 60%. These restrictions may limit our operational flexibility. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business, financial position or results of operations.
Risk Factors Relating to Our Spin-Off from Penn and the Acquisition of Pinnacle's Gaming Properties
We may be unable to achieve some or all the benefits that we expect to achieve from the Spin-Off.
As a publicly traded company independent from Penn, we have the ability to pursue transactions with other gaming operators that would not pursue transactions with Penn as a current competitor and will have the ability to fund acquisitions with our equity on significantly more favorable terms than those that would be available to Penn, to diversify into different businesses in which Penn, as a practical matter, could not diversify, such as hotels, entertainment facilities and office space, and to pursue certain transactions that Penn otherwise would be disadvantaged by or precluded from pursuing due to regulatory constraints. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Penn in the time we expect, if at all.
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
The historical financial statements for the year ended December 31, 2016 included herein reflect a partial year of operations following the Pinnacle acquisition which closed on April 28, 2016. In addition, the historical financial statements for the years ended December 31, 2016, 2015 and 2014 included herein reflect a full year of operations for the real estate entity and the businesses in the TRS, whereas financial results for the year ended December 31, 2013 reflect a full year of operations for the businesses in the TRS and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity. The financial results for the year ended December 31, 2012 included in Item 6 reflect only the operations of the TRS Properties. The historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future.
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
Peter M. Carlino serves as non-executive Chairman of the Board of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn's management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g. Penn Master Lease) thereafter. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future. We have established a mechanism in our Corporate Governance Guidelines to address potential conflicts through the use of an independent director but there can be no assurance that this process will completely eliminate conflicts resulting from overlapping directors. In addition to potential conflicts of interest, the overlapping director position could create obstacles to engaging in certain transactions in close proximity to existing Penn properties and there can be no assurance that the Company will be able to overcome such obstacles.
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

Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may result relating to or arising out of our business. If GLPI is required to indemnify Penn under the circumstances set forth in the Separation and Distribution Agreement, GLPI may be subject to substantial liabilities.
Each of Penn and Pinnacle have contractual obligations to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Penn's or Pinnacle’s ability, as applicable, to satisfy its indemnification obligation will not be impaired in the future.
Each of Penn and Pinnacle have contractual obligations to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Penn and Pinnacle agreed to retain, and there can be no assurance that Penn or Pinnacle, as applicable, will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn or Pinnacle, as applicable, any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn or Pinnacle, as applicable, and such recovery could have a material adverse impact on Penn's or Pinnacle’s financial condition and ability to pay rent due under the Penn Master Lease or the Pinnacle Master Lease, as applicable.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2016, the Company had 34 rental properties, consisting of the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino located on approximately 20.1 acres, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own approximately 8.8 acres of land that is used primarily for offices, warehousing, and parking, and which features a railroad underpass that provides unimpeded access to the casino property.
Hollywood Casino Perryville
We own 36.4 acres of land in Perryville, Maryland where Hollywood Casino Perryville is located. The property is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C.

See Item 1 for further information pertaining to our TRS Properties.

Corporate Office

The Company's corporate headquarters building is located in Wyomissing, Pennsylvania and is owned by the Company.
ITEM 3.    LEGAL PROCEEDINGS
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

	High	Low	Dividends per Share
2016
First Quarter	$31.13	$24.82	$0.56
Second Quarter	34.83	31.49	0.56
Third Quarter	35.89	32.42	0.60
Fourth Quarter	33.17	29.59	0.60
2015
First Quarter	$37.65	$28.54	$0.545
Second Quarter	38.18	35.61	0.545
Third Quarter	36.76	28.68	0.545
Fourth Quarter	30.98	25.90	0.545
The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 17, 2017 was $31.88. As of February 17, 2017, there were approximately 617 holders of record of our common stock.
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
On February 1, 2017, the Company declared a regular quarterly cash dividend of $0.62 per share, which is payable on March 24, 2017 to shareholders of record as of March 13, 2017. Cash available for distribution to GLPI shareholders is derived from the rental payments under its real estate leases and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 13 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for the five-year period ended December 31, 2016 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2016 (1) (2)	2015 (2)	2014 (2)	2013 (2) (3)	2012 (2) (3)
	(in thousands, except per share data)
Income statement data:
Net revenues	$828,255	$575,053	$591,068	$235,452	$210,643
Total operating expenses	347,632	317,638	332,562	181,547	166,975
Income from operations	480,623	257,415	258,506	53,905	43,668
Total other expenses	183,773	121,851	114,586	23,456	6,318
Income before income taxes	296,850	135,564	143,920	30,449	37,350
Taxes on income	7,545	7,442	5,113	15,596	14,431
Net income	$289,305	$128,122	$138,807	$14,853	$22,919
Per share data:
Basic earnings per common share	$1.62	$1.12	$1.23	$0.13	$0.21
Diluted earnings per common share	$1.60	$1.08	$1.18	$0.13	$0.20
Weighted shares outstanding—Basic (4)	178,594	114,432	112,037	110,617	110,582
Weighted shares outstanding—Diluted (4)	180,622	118,439	117,586	115,865	115,603
Other data:
Net cash provided by operating activities	$514,370	$319,688	$273,259	$80,632	$26,744
Net cash used in investing activities	(3,218,616)	(14,142)	(317,319)	(16,275)	(4,810)
Net cash provided by (used in) financing activities	2,698,927	(299,644)	(205,188)	206,302	(24,518)
Depreciation and amortization	115,717	109,783	106,843	28,923	14,090
Straight-line rent adjustments	58,673	55,825	44,877	6,677	—
Collections of principal payments on investment in direct financing lease	48,533	—	—	—	—
Interest expense	185,896	124,183	117,030	19,254	—
Capital expenditures (5)	3,441	19,102	142,769	16,428	5,190
Balance sheet data:
Cash and cash equivalents	$36,556	$41,875	$35,973	$285,221	$14,562
Real estate investments, net	3,739,091	2,090,059	2,180,124	2,010,303	—
Investment in direct financing lease, net	2,710,711	—	—	—	—
Total assets	7,369,330	2,448,155	2,525,454	2,562,362	267,075
Total debt	4,664,965	2,510,341	2,570,361	2,303,123	—
Shareholders' equity (deficit)	2,433,869	(253,514)	(176,290)	137,452	236,330
Property Data:
Number of rental properties owned at year end	34	19	19	17	—
Rentable square feet at year end	14,799	6,970	6,970	6,344	—

(1)
In April 2016, the Company purchased substantially all of the real property assets of Pinnacle for approximately $4.8 billion. The purchase of these assets, which were subsequently leased back to Pinnacle under a triple-net lease and financed through a combination of debt and equity, contributed to the Company's significant growth in asset base as well as improved financial performance during fiscal year 2016. To a lesser extent, the purchase of the real property assets of the Meadows for $322.9 million in September 2016, (which were also subsequently leased back to Pinnacle)

also contributed to the Company's improved operating results during fiscal 2016. See Note 4 to the Consolidated Financial Statements for additional information on the Company's acquisitions.

(2)
Financial results for the Company's 2016, 2015 and 2014 fiscal years reflect full years of operations for both operating segments. The Company's 2013 fiscal year reflects a partial year of operations for the GLP Capital operating segment as GLPI was spun-off from Penn on November 1, 2013. See Note 1 to the consolidated financial statements for additional details. For 2012, the selected historical financial data sets forth the historical operations of Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc., which were acquired by a subsidiary of GLPI as part of the Spin-Off.

(3)
Hollywood Casino Perryville faced increased competition and its fiscal year 2013 results were negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland as compared to its fiscal 2012 results. The Anne Arundel casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, a new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino also had an adverse effect on the financial results of Hollywood Casino Baton Rouge in fiscal year 2013 as compared to fiscal year 2012.

(4)
Basic and diluted earnings per common share and the average number of common shares outstanding as of December 31, 2012 were retrospectively restated to equal the number of GLPI basic and diluted shares outstanding at the Spin-Off. The share counts were also adjusted to reflect the impact of the shares issued as part of the Purging Distribution. See Note 1 to the consolidated financial statements for further details.

(5)
The higher level of capital expenditures in 2014 was primarily due to the construction of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which opened to the public on August 28, 2014 and September 17, 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. See Note 4 to the Consolidated Financial Statements for further details surrounding the Pinnacle acquisition.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2016, GLPI's portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and contain approximately 14.8 million of rentable square feet. As of December 31, 2016, our properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on September 9, 2016 the Company purchased the real property assets of the Meadows Racetrack and Casino from CCR. Concurrent with the Company's purchase of the Meadows' real estate assets,

Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows' real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI's gaming facilities.
As of December 31, 2016, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 605, we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in general and administrative expense within the consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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
Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2016, our portfolio consisted of 36 gaming and related facilities. Our portfolio comprises approximately 15.0 million of property square footage and over 5,000 acres of owned and leased land and is broadly diversified by location across 14 states. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
As of December 31, 2016, substantially all of the Company's real estate properties were leased to Penn or Pinnacle and approximately 62% and 36% (which does not include a full year of rent under the Pinnacle Master Lease or the Meadows Lease) of the Company's collective rental revenues and income from direct financing lease were derived from tenant leases with Penn and Pinnacle, respectively. Penn and Pinnacle are both leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. Penn and Pinnacle are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the Securities and Exchange Commission. According to Penn's filings with the Securities and Exchange Commission, Penn's net revenues were $3.0 billion, $2.8 billion and $2.6 billion for the years ended December 31, 2016, 2015 and 2014, respectively. According to Pinnacle's filings with the SEC, Pinnacle's net revenues were $2.4 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
Long-Term, Triple-Net Lease Structure
Our real estate properties are leased under long-term triple-net leases guaranteed by our tenants, pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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
Experienced and Committed Management Team
Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. William J. Clifford, chief financial officer of GLPI, is a finance professional with more than 30 years of experience in the gaming industry, including four years of gaming regulatory experience, sixteen years of casino property operations, and fifteen years of corporate experience. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $828.3 million and $480.6 million, respectively, for the year ended December 31, 2016, compared to $575.1 million and $257.4 million, respectively, for the year ended December 31, 2015.  The major factors affecting our results for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease. Rental revenue and income from the direct financing lease were $684.2 million and $427.1 million for the years ended December 31, 2016 and 2015, respectively. Rental revenue and income from the direct financing lease increased by $257.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the Pinnacle transaction which increased rental income, income from the direct financing lease and the revenue recorded for real estate taxes paid by our tenants.

•
Net revenues for our TRS Properties decreased by $3.9 million for the year ended December 31, 2016, as compared to the prior year, primarily due to decreased gaming revenues at both Hollywood Casino Baton Rouge and Hollywood Casino Perryville, resulting from lower patronage at both properties.

•
Total operating expenses increased by $30.0 million for the year ended December 31, 2016, as compared to the prior year, driven by increases in real estate taxes, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio and partially offset by declines in gaming and food, beverage and other expenses led by the revenue declines at our TRS properties.

•
Other expenses, net increased by $61.9 million for the year ended December 31, 2016, as compared to the prior year, driven by increases in interest expense from the Company's new borrowings related to the Pinnacle acquisition.

•	Net income increased by $161.2 million for the year ended December 31, 2016, compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On September 9, 2016, the Company purchased the real property assets of the Meadows from CCR. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option. See "Note 4: Acquisitions" in the Notes to the Consolidated Financial Statements for further details surrounding the Meadows acquisition.

•
On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. The Pinnacle Master Lease added 14 properties to our real estate portfolio. See "Note 4: Acquisitions" in the Notes to the Consolidated Financial Statements for further details surrounding the Pinnacle acquisition.

TRS Properties

•
In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County, Maryland. The new law also changed the tax rate casino operators pay the state, varying from casino to casino, allowed all casinos in Maryland to be open 24 hours per day for the entire year, and permitted casinos to directly purchase slot machines in exchange for gaming tax reductions. As a result of slot machines purchased during 2015, Hollywood Casino Perryville's effective tax rate was reduced to 62.5% in 2015 and further reduced to 61.0% in 2016. The option for an additional 5.0% tax reduction is possible in 2019, if an independent commission agrees. MGM Resorts International was granted the sixth casino license and opened MGM National Harbor in December 2016, which is expected to adversely impact Hollywood Casino Perryville’s financial results.

Critical Accounting Estimates
We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, income taxes, real estate investments, and goodwill and other intangible assets as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.
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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have Master Leases with both Penn and Pinnacle under which we lease 18 and 14 properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and a separate single property lease by which we lease the newly acquired Meadows' real estate assets to Pinnacle. The accounting guidance under ASC 840 - Leases ("ASC 840") is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new lease, to determine if we will account for the lease as a capital or operating lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under capital leases and operating leases.

Under the operating lease model, as the lessor, the assets we lease remain on our books and we record rental revenues on a straight-line basis over the lease term. This includes the recognition of percentage rents that are fixed and determinable at the lease inception date on a straight-line basis over the entire lease term, resulting in the recognition of deferred rental revenue on our consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewal periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant. Under operating lease treatment, assets we own and lease to tenants are recorded on our consolidated balance sheet as real estate investments.

Under the direct financing lease model, however, at lease inception we record an investment in direct financing lease on our consolidated balance sheet rather than recording the actual assets we own and the cash rent we receive from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the direct financing lease receivable. Under ASC 840, for leases of both building and land, leases may be bifurcated between operating and capital leases, with the land portion of the lease typically qualifying for operating lease treatment. To determine if the building portion of a lease triggers capital lease treatment we conduct the four lease tests in ASC 840 outlined below. If a lease meets any of the four criteria below, it is accounted for as a capital lease.

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

Our net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness.
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
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. Real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at fair value, including acquisition and closing costs. The cost of properties developed by GLPI include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements. Additionally, the amortization of real estate assets subject to capital leases (for which GLPI is the lessee) is included within the depreciation line item of the Company's consolidated statements of income.
We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, we estimate the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If we determine the carrying amount is not recoverable, we would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. We group our real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we must make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.
Goodwill and Other Intangible Assets
At December 31, 2016, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our consolidated balance sheet, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. Our goodwill resides on the books of our Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of our Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
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
We determined the fair value of our goodwill and gaming license as of October 1, 2016 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on our balance sheet. In determining the fair value of each asset, we incorporated recent operating trends of both TRS properties, as well as the expected impact of the opening of the MGM National Harbor in December 2016 on Hollywood Casino Perryville into our current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amounts, and as of October 1, 2016, our goodwill and gaming license were not impaired.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn and a wholly-owned subsidiary of Pinnacle lease substantially all of our properties pursuant to the Master Leases and account for a significant portion of our revenue.

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

The consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 are summarized below:

Year Ended December 31,	2016	2015	2014
	(in thousands)
Revenues
Rental	$567,444	$392,075	$386,403
Income from direct financing lease	48,917	—	—
Real estate taxes paid by tenants	67,843	35,050	50,534
Total rental revenue and income from direct financing lease	684,204	427,125	436,937
Gaming	138,594	142,310	148,283
Food, beverage and other	11,067	11,213	11,621
Total revenues	833,865	580,648	596,841
Less promotional allowances	(5,610)	(5,595)	(5,773)
Net revenues	828,255	575,053	591,068
Operating expenses
Gaming	74,233	77,188	82,995
Food, beverage and other	8,230	8,586	9,734
Real estate taxes	69,448	36,412	52,154
General and administrative	86,167	85,669	80,836
Depreciation	109,554	109,783	106,843
Total operating expenses	347,632	317,638	332,562
Income from operations	$480,623	$257,415	$258,506

Certain information regarding our results of operations by segment for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2016	2015	2014	2016	2015	2014
	(in thousands)
GLP Capital	$684,204	$427,125	$436,944	$454,682	$232,701	$234,971
TRS Properties	144,051	147,928	154,124	25,941	24,714	23,535
Total	$828,255	$575,053	$591,068	$480,623	$257,415	$258,506

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is as follows:

Year Ended December 31,	2016	2015	2014
	(in thousands)
Net income	$289,305	$128,122	$138,807
(Gains) losses from dispositions of property	(455)	185	10
Real estate depreciation	96,074	95,511	92,750
Funds from operations	$384,924	$223,818	$231,567
Straight-line rent adjustments	58,673	55,825	44,877
Direct financing lease adjustments	48,533	—	—
Other depreciation	13,480	14,272	14,093
Amortization of land rights	6,163	—	—
Amortization of debt issuance costs (1)	15,146	14,016	8,057
Stock based compensation	18,312	16,811	12,258
Maintenance CAPEX	(3,111)	(2,953)	(3,538)
Adjusted funds from operations	$542,120	$321,789	$307,314
Interest, net	183,773	121,851	114,586
Income tax expense	7,545	7,442	5,113
Maintenance CAPEX	3,111	2,953	3,538
Amortization of debt issuance costs (1)	(15,146)	(14,016)	(8,057)
Adjusted EBITDA	$721,403	$440,019	$422,494

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is as follows:

	GLP Capital			TRS Properties
Year Ended December 31,	2016	2015	2014	2016	2015	2014
	(in thousands)
Net income	$280,295	$119,914	$130,580	$9,010	$8,208	$8,227
(Gains) losses from dispositions of property	(471)	152	(149)	16	33	159
Real estate depreciation	96,074	95,511	92,750	—	—	—
Funds from operations	$375,898	$215,577	$223,181	$9,026	$8,241	$8,386
Straight-line rent adjustments	58,673	55,825	44,877	—	—	—
Direct financing lease adjustments	48,533	—	—	—	—	—
Other depreciation	2,097	1,913	1,832	11,383	12,359	12,261
Amortization of land rights	6,163	—	—	—	—	—
Debt issuance costs amortization (2)	15,146	14,016	8,057	—	—	—
Stock based compensation	18,312	16,811	12,258	—	—	—
Maintenance CAPEX	—	—	—	(3,111)	(2,953)	(3,538)
Adjusted funds from operations	$524,822	$304,142	$290,205	$17,298	$17,647	$17,109
Interest, net (1)	173,371	111,449	104,180	10,402	10,402	10,406
Income tax expense	1,016	1,338	211	6,529	6,104	4,902
Maintenance CAPEX	—	—	—	3,111	2,953	3,538
Debt issuance costs amortization (2)	(15,146)	(14,016)	(8,057)	—	—	—
Adjusted EBITDA	$684,063	$402,913	$386,539	$37,340	$37,106	$35,955

(1)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the years ended December 31, 2016, 2015 and 2014.

(3) Such amortization is a non-cash component included in interest, net.

2016 Compared with 2015

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $280.3 million, $375.9 million, $524.8 million and $684.1 million, respectively, for the year ended December 31, 2016. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $119.9 million, $215.6 million, $304.1 million and $402.9 million, respectively, for the year ended December 31, 2015. The significant increase in net income in our GLP Capital segment was primarily driven by a $257.1 million increase in net revenues, partially offset by a $32.9 million increase in real estate taxes and a $61.7 million increase in interest expense. The increase in net revenues in our GLP Capital segment was primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, and to a lesser extent the rental income recognized under the Meadows Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants. Interest expense increased due to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights, increased straight-line rent adjustments related to our new Meadows Lease and higher stock-based compensation expense, which are added back for purposes of calculating AFFO. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest, less the increase in amortized debt issuance costs, which are non-cash and excluded from Adjusted EBITDA.

Net income and FFO for our TRS Properties segment both increased by $0.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to expense management at the TRS Properties, despite declining revenues.  AFFO for our TRS Properties segment decreased by $0.3 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to lower depreciation expense due to certain assets reaching full depreciation.  Adjusted EBITDA for our TRS Properties segment increased by $0.2 million for the year ended December 31,

2016, as compared to the year ended December 31, 2015, primarily due to the explanations described above, in addition to higher income taxes in the year ended December 31, 2016.

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

Revenues

Revenues for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$684,204	$427,125	$257,079	60.2%
Gaming	138,594	142,310	(3,716)	(2.6)%
Food, beverage and other	11,067	11,213	(146)	(1.3)%
Total revenues	833,865	580,648	253,217	43.6%
Less promotional allowances	(5,610)	(5,595)	(15)	(0.3)%
Net revenues	$828,255	$575,053	$253,202	44.0%

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Total rental revenue and income from direct financing lease	$427,125	$436,937	$(9,812)	(2.2)%
Gaming	142,310	148,283	(5,973)	(4.0)%
Food, beverage and other	11,213	11,621	(408)	(3.5)%
Total revenues	580,648	596,841	(16,193)	(2.7)%
Less promotional allowances	(5,595)	(5,773)	178	3.1%
Net revenues	$575,053	$591,068	$(16,015)	(2.7)%

Total rental revenue and income from direct financing lease

2016 Compared to 2015

For the years ended December 31, 2016 and 2015, rental revenue and income from the direct financing lease were $684.2 million and $427.1 million, respectively, for our GLP Capital segment, which included $67.8 million and $35.0 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease. In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $257.1 million or 60.2% for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $164.7 million of rental revenue, $48.9 million of interest income from the direct financing lease and $23.9 million of real estate tax income to net revenues for the year ended December 31, 2016. The Meadows contributed $5.1 million of rental revenue and $0.6 million of real estate tax income to net revenues for the year ended December 31, 2016, while the Penn rent escalator contributed an increase of $4.9 million of rental revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

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

Gaming revenue

2016 Compared to 2015

Gaming revenue for our TRS Properties segment decreased by $3.7 million, or 2.6%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to decreased gaming revenues of $2.0 million and $1.7 million at Hollywood Casino Perryville and Hollywood Baton Rouge, respectively, resulting from lower patronage at both properties.

2015 Compared to 2014

Gaming revenue for our TRS Properties segment decreased by $6.0 million, or 4.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to decreased gaming revenues of $5.5 million at Hollywood Casino Perryville, resulting from additional competition in the Perryville market.

Operating Expenses

Operating expenses for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Gaming	$74,233	$77,188	$(2,955)	(3.8)%
Food, beverage and other	8,230	8,586	(356)	(4.1)%
Real estate taxes	69,448	36,412	33,036	90.7%
General and administrative	86,167	85,669	498	0.6%
Depreciation	109,554	109,783	(229)	(0.2)%
Total operating expenses	$347,632	$317,638	$29,994	9.4%

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Gaming	$77,188	$82,995	$(5,807)	(7.0)%
Food, beverage and other	8,586	9,734	(1,148)	(11.8)%
Real estate taxes	36,412	52,154	(15,742)	(30.2)%
General and administrative	85,669	80,836	4,833	6.0%
Depreciation	109,783	106,843	2,940	2.8%
Total operating expenses	$317,638	$332,562	$(14,924)	(4.5)%

Gaming expense

2016 Compared with 2015

Gaming expense for our TRS Properties segment decreased by approximately $3.0 million, or 3.8%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to lower gaming and admissions taxes, resulting from lower revenues at both TRS Properties, as well as a decrease in the gaming tax rate on revenue generated from slot machines at Hollywood Casino Perryville. As discussed above, during the year ended December 31, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state of Maryland, lowering its tax rate on gaming revenues derived from slot machines for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

2015 Compared with 2014

Gaming expense for our TRS Properties segment decreased by $5.8 million, or 7.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to a $5.8 million decrease in gaming and admission taxes at Hollywood Casino Perryville, resulting from lower gaming revenues and a decrease in the gaming tax rate on revenue generated from slot machines. During the first half of the year ended December 31, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state, lowering its tax rate on gaming revenues derived from slot machines for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Real estate taxes

2016 Compared with 2015

Real estate taxes increased by $33.0 million, or 90.7%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle properties. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

2015 Compared with 2014

Real estate taxes decreased by $15.7 million, or 30.2%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the receipt of a significant property tax refund at one of our properties which is leased to Penn related to the settlement of a property tax appeal.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation awards), professional services, rent expense, and costs associated with development activities. In addition, Penn provided GLPI with certain administrative and support services on a transitional basis pursuant to a transition services agreement executed in connection with the Spin-Off during the years ended December 31, 2015 and 2014. The fees charged to GLPI for transition services furnished pursuant to this agreement were determined based on fixed percentages of Penn’s internal costs which were intended to approximate the actual cost incurred by Penn in providing the transition services to GLPI for the relevant period. These services were terminated as of September 30, 2015.

2016 Compared with 2015

General and administrative expenses increased by $0.5 million, or 0.6%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, led by the amortization of land rights acquired from Pinnacle, as well as the rent expense associated with these ground leases, partially offset by lower legal expenses and stock-based compensation charges in the current year.

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

Depreciation expense

2016 Compared with 2015

Depreciation expense was relatively flat year over year when comparing the year ended December 31, 2016 to the year ended December 31, 2015. The Company notes that only the land assets acquired from Pinnacle are recorded as fixed assets on our consolidated balance sheet, whereas the building assets acquired from Pinnacle are recorded as an investment in direct financing lease on our consolidated balance sheet. Therefore, the Company did not record any additional depreciation as a result of the Pinnacle acquisition.

2015 Compared with 2014

Depreciation expense increased by $2.9 million, or 2.8%, to $109.8 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a full year of depreciation expense on the assets placed into service at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway during the third quarter of 2014.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Interest expense	$(185,896)	$(124,183)	$(61,713)	(49.7)%
Interest income	2,123	2,332	(209)	(9.0)%
Total other expenses	$(183,773)	$(121,851)	$(61,922)	(50.8)%

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Interest expense	$(124,183)	$(117,030)	$(7,153)	(6.1)%
Interest income	2,332	2,444	(112)	(4.6)%
Total other expenses	$(121,851)	$(114,586)	$(7,265)	(6.3)%

Interest expense
2016 Compared with 2015
For the year ended December 31, 2016, interest expense related to our fixed and variable rate borrowings was $185.9 million, as compared to $124.2 million in the year ended December 31, 2015. Interest expense primarily increased due to interest expense related to the April 2016 issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility. The additional borrowings were utilized to finance the Pinnacle acquisition.
2015 Compared with 2014
For the year ended December 31, 2015, interest expense related to our fixed and variable rate borrowings was $124.2 million, as compared to $117.0 million in the year ended December 31, 2014. Interest expense primarily increased due to the amortization of bridge financing fees related to the Pinnacle transaction through interest expense.

Taxes

2016 Compared to 2015

Our income tax expense remained relatively flat during the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2016, we had income tax expense of approximately $7.5 million, compared to income tax expense of $7.4 million during the year ended December 31, 2015. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 2.5% for the year ended December 31, 2016, as compared to 5.5% for the year ended December 31, 2015, as we had additional rental income in the year ended December 31, 2016 which was not subject to income tax.

2015 Compared to 2014

During the year ended December 31, 2015, we had income tax expense of approximately $7.4 million, compared to income tax expense of $5.1 million during the year ended December 31, 2014. Income tax expense increased by $2.3 million for the year ended December 31, 2015, compared to the prior year. Our effective tax rate was 5.5% for the year ended December 31, 2015, as compared to 3.6% for the year ended December 31, 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $514.4 million, $319.7 million and $273.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. The increase in net cash provided by operating activities of $194.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily comprised of an increase in cash receipts from customers/tenants of $217.3 million (excluding $48.5 million of cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid for operating expenses of $15.2 million, partially offset by an increase in cash paid for interest of $44.6 million. The increase in cash receipts collected from our customers and tenants for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the rent received under the Pinnacle Master Lease and to a lesser extent the Meadows Lease and the impact of the Penn rent escalator, partially offset by a decrease in our TRS Properties' net revenues, while the decrease in cash paid for operating expenses was primarily related to changes in working capital. The increase in cash paid for interest was related to the Company's new borrowings. The increase in net cash provided by operating activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the addition of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course to the Penn Master Lease in the third quarter of 2014.

Net cash used in investing activities totaled $3.2 billion, $14.1 million and $317.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Net cash used in investing activities during the year ended December 31, 2016 consisted of cash payments of $3.3 billion related to the acquisition of the Pinnacle and Meadows' real estate assets, partially offset by principal payments of $3.2 million made by Casino Queen on their five-year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $48.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in investing activities for the year ended December 31, 2015 included capital expenditures of $19.1 million, primarily related to $6.5 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by $4.7 million of principal payments received from Casino Queen on their five year term loan. Net cash used in investing activities for the year ended December 31, 2014 included a $140.7 million payment associated with the Casino Queen asset acquisition, along with the $43.0 million five year term loan to Casino Queen, less $9.0 million of principal payments, as well as capital expenditures of $142.8 million primarily related to construction spend at the two Ohio facilities opened during 2014.

Financing activities provided net cash of $2.7 billion during the year ended December 31, 2016 and used net cash of $299.6 million and $205.2 million, respectively, during the years ended December 31, 2015 and 2014. Net cash provided by financing activities for the year ended December 31, 2016 included proceeds from the issuance of long-term debt of $2.6 billion, proceeds from the issuance of common stock, net of issuance costs of $870.8 million and proceeds from stock option exercises of $113.5 million, partially offset by dividend payments of $428.4 million and repayments of long-term debt and financing costs of $409.0 million. During the year ended December 31, 2016, we issued approximately 28.8 million shares of our common stock in a primary equity offering and approximately 1.3 million shares of our common stock in our ATM Offering, as well as issuing $1.375 billion in new senior unsecured notes and drawing down on the $825 million term loan A-1 facility. These new debt and equity instruments were utilized to finance the acquisition of the Pinnacle and Meadows' real estate assets. In addition to the shares issued in the primary equity offering and the ATM Offering, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in financing activities for the year ended December 31, 2015 included dividend payments of $251.7 million and repayments of long-term debt and financing costs of $77.6 million, partially offset by proceeds from stock option exercises of $29.7 million. Net cash used in financing activities for the year ended December 31, 2014 included dividend payments of $494.1 million (including the Purging Distribution), partially offset by proceeds from the issuance of long-term debt, net of repayments and financing costs of $259.6 million and proceeds from stock option exercises of $29.9 million.

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

Capital project expenditures totaled $0.3 million for the year ended December 31, 2016 and primarily consisted of construction spend totaling $0.2 million related to the Company's corporate headquarters building located in Wyomissing, Pennsylvania. During the years ended December 31, 2015 and 2014, capital project expenditures totaled $16.1 million and $139.2 million, respectively. Capital expenditures in the year ended December 31, 2015 primarily consisted of construction spend totaling $6.5 million related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania and Hollywood Casino Perryville's direct purchase of slot machines. During the year ended December 31, 2015, Hollywood Casino Perryville made direct purchases of slot machines from the state of Maryland totaling $5.9 million, which resulted in a decrease of gaming taxes derived from slot machine revenues. Previously, all of the property's slot machines were owned by the state. As this one-time project cost was dictated by new state legislation that allowed Maryland casinos to purchase their slot machines in exchange for gaming tax reductions this expense was treated as a capital project expenditure. Capital expenditures in the year ended December 31, 2014 primarily consisted of $71.3 million and $63.0 million for the real estate related construction costs of the Mahoning Valley Race Course and the Dayton Raceway, respectively. Operations at both facilities commenced during the year ended December 31, 2014 and were added to the Penn Master Lease upon commencement of operations.

During the years ended December 31, 2016, 2015 and 2014 we spent approximately $3.1 million, $3.0 million and $3.5 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million dollar Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021. At December 31, 2016, the Credit Facility had a gross outstanding balance of $1,290 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $165 million of borrowings under the revolving credit facility. Additionally, at December 31, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $534.1 million of available borrowing capacity under the revolving credit facility as of December 31, 2016.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2016, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On April 28, 2016, in connection with the Merger, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes"). Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2016. The net proceeds from the sale of the 2021 Notes and 2026 Notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Merger, (ii) to pay transaction-related fees and expenses related to the Merger and (iii) for general corporate purposes, which may include the acquisition, development and improvement of properties, capital expenditures, the repayment of borrowings under our revolving credit facility and other general business purposes.

In addition to the outstanding 2021 Notes and 2026 Notes, at December 31, 2016, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes" and collectively with the 2018 Notes, the 2020 Notes, the 2021 Notes and the 2026 Notes, the "Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, is payable semi-annually on May 1 and November 1 of each year.
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

At December 31, 2016, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
In connection with the proposed Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364-day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the GLPI Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds which, together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. The GLPI Bridge Facility expired on July 30, 2016 unused.
Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our senior unsecured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our ATM Offering) and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2016:

	Payments Due By Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and After
	(in thousands)
Senior unsecured credit facility
Principal	$1,290,000	$—	$465,000	$825,000	$—
Interest (1)	178,063	45,096	83,853	49,114	—
4.375% senior unsecured notes due 2018
Principal	550,000	—	550,000	—	—
Interest	48,126	24,063	24,063	—	—
4.875% senior unsecured notes due 2020
Principal	1,000,000	—	—	1,000,000	—
Interest	195,000	48,750	97,500	48,750	—
4.375% senior unsecured notes due 2021
Principal	400,000			400,000
Interest	78,750	17,500	35,000	26,250
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	—	500,000
Interest	188,125	26,875	53,750	53,750	53,750
5.375% senior unsecured notes due 2026
Principal	975,000				975,000
Interest	497,860	52,406	104,813	104,813	235,828
Capital lease obligations	1,341	112	240	264	725
Capital expenditure commitments	396	396
Purchase obligations	235	235	—	—	—
Operating leases	523,545	8,693	16,815	15,095	482,942
Other liabilities reflected in the Company's consolidated balance sheets (2)	428	428	—	—	—
Total	$6,426,869	$224,554	$1,431,034	$2,523,036	$2,248,245

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

(2)	Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2016 for the following future periods:

	Total Amounts Committed	2017	2018 - 2019	2020 - 2021	2022 and After
	(in thousands)
Letters of Credit (1)	$855	$855	—	—	—
Total	$855	$855	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2016 and 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,716.3 million at December 31, 2016. Furthermore, $3,425.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2016.

	01/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20- 12/31/20	01/01/21-12/31/21	Thereafter	Total	Fair Value at 12/31/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$550,000	$—	$1,000,000	$400,000	$1,475,000	$3,425,000	$3,573,500
Average interest rate		4.38%		4.88%	4.38%	5.38%

Variable rate	$—	$465,000	$—	$—	$825,000	$—	$1,290,000	$1,272,852
Average interest rate (1)		3.95%			4.53%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gaming and Leisure Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of income, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gaming and Leisure Properties, Inc. and Subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gaming and Leisure Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Gaming and Leisure Properties, Inc. and Subsidiaries as of December 31, 2015 and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaming and Leisure Properties, Inc. and Subsidiaries at December 31, 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2016

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2016	December 31, 2015

Assets
Real estate investments, net	$3,739,091	$2,090,059
Land rights, net	590,758	—
Property and equipment, used in operations, net	119,427	129,747
Investment in direct financing lease, net	2,710,711	—
Cash and cash equivalents	36,556	41,875
Prepaid expenses	7,477	7,908
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Debt issuance costs, net of accumulated amortization of $9,500 and $5,937 at December 31, 2016 and December 31, 2015, respectively	—	3,563
Loan receivable	26,200	29,350
Deferred tax assets	3,922	2,447
Other assets	50,090	58,108
Total assets	$7,369,330	$2,448,155

Liabilities
Accounts payable	$1,079	$406
Accrued expenses	6,590	9,580
Accrued interest	33,743	17,623
Accrued salaries and wages	10,619	13,719
Gaming, property, and other taxes	32,584	24,702
Long-term debt, net of unamortized debt issuance costs	4,664,965	2,510,341
Deferred rental revenue	166,052	107,379
Deferred tax liabilities	265	232
Other liabilities	19,564	17,687
Total liabilities	4,935,461	2,701,669

Commitments and Contingencies (Note 10)

Shareholders’ equity (deficit)

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 and 115,594,321 shares issued at December 31, 2016 and December 31, 2015, respectively)	2,077	1,156
Additional paid-in capital	3,760,729	935,220
Retained accumulated deficit	(1,328,937)	(1,189,890)
Total shareholders’ equity (deficit)	2,433,869	(253,514)
Total liabilities and shareholders’ equity (deficit)	$7,369,330	$2,448,155

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2016	2015	2014

Revenues
Rental income	$567,444	$392,075	$386,403
Income from direct financing lease	48,917	—	—
Real estate taxes paid by tenants	67,843	35,050	50,534
Total rental revenue and income from direct financing lease	684,204	427,125	436,937
Gaming	138,594	142,310	148,283
Food, beverage and other	11,067	11,213	11,621
Total revenues	833,865	580,648	596,841
Less promotional allowances	(5,610)	(5,595)	(5,773)
Net revenues	828,255	575,053	591,068

Operating expenses
Gaming	74,233	77,188	82,995
Food, beverage and other	8,230	8,586	9,734
Real estate taxes	69,448	36,412	52,154
General and administrative	86,167	85,669	80,836
Depreciation	109,554	109,783	106,843
Total operating expenses	347,632	317,638	332,562
Income from operations	480,623	257,415	258,506

Other income (expenses)
Interest expense	(185,896)	(124,183)	(117,030)
Interest income	2,123	2,332	2,444
Total other expenses	(183,773)	(121,851)	(114,586)

Income before income taxes	296,850	135,564	143,920
Income tax expense	7,545	7,442	5,113
Net income	$289,305	$128,122	$138,807

Earnings per common share:
Basic earnings per common share	$1.62	$1.12	$1.23
Diluted earnings per common share	$1.60	$1.08	$1.18

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	88,659,448	$887	$3,651	$132,914	$137,452
Stock option activity	2,184,980	21	38,648	—	38,669
Restricted stock activity	156,839	2	3,519	—	3,521
Dividends paid, including Purging Distribution ($14.32 per common share)	21,979,821	220	843,677	(1,338,001)	(494,104)
Distribution in connection with tax matter agreement	—	—	(635)	—	(635)
Net income				138,807	138,807
Balance, December 31, 2014	112,981,088	1,130	888,860	(1,066,280)	(176,290)
Stock option activity	2,511,639	25	34,621	—	34,646
Restricted stock activity	101,594	1	11,739	—	11,740
Dividends paid ($2.18 per common share)	—	—	—	(251,732)	(251,732)
Net income	—	—	—	128,122	128,122
Balance, December 31, 2015	115,594,321	1,156	935,220	(1,189,890)	(253,514)
Issuance of common stock	86,074,167	861	2,693,939	—	2,694,800
Stock option activity	5,870,282	59	115,416	—	115,475
Restricted stock activity	138,057	1	16,154	—	16,155
Dividends paid ($2.32 per common share)	—	—	—	(428,352)	(428,352)
Net income	—	—	—	289,305	289,305
Balance, December 31, 2016	207,676,827	$2,077	$3,760,729	$(1,328,937)	$2,433,869

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2016	2015	2014
Operating activities
Net income	$289,305	$128,122	$138,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,717	109,783	106,843
Amortization of debt issuance costs	15,146	14,016	8,057
(Gains) losses on dispositions of property	(455)	185	10
Deferred income taxes	(1,535)	(813)	(3,305)
Stock-based compensation	18,312	16,811	12,258
Straight-line rent adjustments	58,673	55,825	44,877

(Increase) decrease,
Prepaid expenses and other assets	7,565	(9,712)	(12,261)
(Decrease), increase
Accounts payable	506	(946)	(1,650)
Accrued expenses	(4,672)	4,241	(8,444)
Accrued interest	16,120	95	(527)
Accrued salaries and wages	(3,100)	1,138	2,244
Gaming, property and other taxes	913	(956)	527
Income taxes	—	—	(17,054)
Other liabilities	1,875	1,899	2,877
Net cash provided by operating activities	514,370	319,688	273,259
Investing activities
Capital project expenditures, net of reimbursements	(330)	(16,149)	(139,231)
Capital maintenance expenditures	(3,111)	(2,953)	(3,538)
Proceeds from sale of property and equipment	1,134	310	180
Funding of loan receivable	—	—	(43,000)
Principal payments on loan receivable	3,150	4,650	9,000
Acquisition of real estate assets	(3,267,992)	—	(140,730)
Collections of principal payments on investment in direct financing lease	48,533	—	—
Net cash used in investing activities	(3,218,616)	(14,142)	(317,319)
Financing activities
Dividends paid (including the Purging Distribution in 2014)	(428,352)	(251,732)	(494,104)
Proceeds from exercise of options	113,484	29,686	29,931
Proceeds from issuance of common stock, net of issuance costs	870,810	—	—
Proceeds from issuance of long-term debt	2,552,000	—	291,950
Financing costs	(31,911)	(9,500)	(306)
Payments of long-term debt	(377,104)	(68,098)	(32,024)
Distribution in connection with 2013 Pre-Spin tax matter agreement	—	—	(635)
Net cash provided by (used in) financing activities	2,698,927	(299,644)	(205,188)
Net (decrease) increase in cash and cash equivalents	(5,319)	5,902	(249,248)
Cash and cash equivalents at beginning of period	41,875	35,973	285,221
Cash and cash equivalents at end of period	$36,556	$41,875	$35,973
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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution"). The Purging Distribution, which was paid on February 18, 2014, totaled approximately $1.05 billion and was comprised of cash and GLPI common stock. Additionally, pursuant to the terms of a Pre-Filing Agreement with the IRS, on December 19, 2014, the Company made a one-time distribution of $37.0 million to shareholders in order to confirm the Company appropriately allocated its historical earnings and profits relative to the separation from Penn. See Note 13 for further details on the Purging Distribution and the distribution related to the Pre-Filing Agreement.

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a triple-net operating lease with an initial term of 15 years(expiring October 31, 2028) with no purchase option, followed by four 5 year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). See Note 4 for further details surrounding the Pinnacle acquisition.
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2016, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and contain approximately 14.8 million of rentable square feet. As of December 31, 2016, the Company's properties were 100% occupied.
GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on September 9, 2016 the Company purchased the real property assets of the Meadows Racetrack and Casino (the "Meadows") from Cannery Casino Resorts LLC ("CCR"). Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows' real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option (the "Meadows Lease").
In order to conform to the current balance sheet presentation, the Company combined certain line items on the December 31, 2015 consolidated balance sheet. Specifically, the Company aggregated the line items other current assets and other assets into other assets and aggregated the line items current maturities of long-term debt and long-term debt, net of current maturities and unamortized debt issuance costs into long-term debt, net of unamortized debt issuance costs. These reclassifications were made only for presentation purposes and had no impact on the Company's financial position for the year ended December 31, 2015.
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

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). This ASU provides clarifying guidance on what constitutes a business acquisition versus an asset acquisition. Specifically, the new guidance lays out a screen to more easily determine if a set of integrated assets and activities does in fact represent a business. Under the ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets do not represent a business. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017. As a REIT, GLPI generally acquires only real estate assets; therefore it does not expect this clarifying language to have an impact on the Company's accounting treatment of its acquisitions.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB Emerging Issues Task Force ("ASU 2016-15"). This ASU provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to impact its presentation of cash receipts and payments on its consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU amends certain aspects of accounting for share-based payments to employees, including (i) requiring all income tax effects of share-based awards to be recognized in the income statement when the award vests or settles and eliminating APIC pools, (ii) permitting employers to withhold the share equivalent of an employee's maximum tax liability without triggering liability accounting and (iii) allowing companies to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company early adopted ASU 2016-09 on January 1, 2017 and the new guidance did not have a significant impact on how the Company accounts for share-based payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its books for these leases at adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. At the April 1, 2015 FASB meeting, the board voted to defer the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017. The pronouncement was originally effective for annual reporting periods beginning after December 15, 2016, and companies are permitted to elect the adoption of the standard as of the original effective date. When adopted, the new guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies. The Company does not believe the majority of its revenue recognition policies will be impacted by the new standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. Currently, the Company believes only the accounting treatment for the customer loyalty programs at the TRS properties will be impacted by the adoption of ASU 2014-09.

3.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2016, substantially all of the Company's real estate properties were leased to Penn or Pinnacle and approximately 62% and 36% (which does not include a full year of rent under the Pinnacle Master Lease or the Meadows Lease) of the Company's collective rental revenues and income from direct financing lease were derived from tenant leases with Penn and Pinnacle, respectively. Revenues from Penn and Pinnacle are reported in the Company's GLP Capital, L.P. reportable segment. Both Penn and Pinnacle are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the Securities and Exchange Commission ("SEC"). According to Penn's filings with the SEC, Penn's net revenues were $3.0 billion, $2.8 billion and $2.6 billion for the years ended December 31, 2016, 2015 and 2014, respectively. According to Pinnacle's filings with the SEC, Pinnacle's net revenues were $2.4 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Readers are directed to Penn and Pinnacle's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2016, the Company's portfolio of 34 leased properties and the TRS properties is diversified by location across 14 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, loans receivable and the Company's net investment in direct financing lease related to the Pinnacle Master Lease. (See Note 8 for further details on the net investment in direct financing lease).
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
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also includes property taxes that were paid in advance, as well as transaction costs that will be allocated to purchase price upon the closing of an asset acquisition. Other assets consists primarily of accounts receivable, deposits, food and beverage inventory and deferred compensation plan assets (See Note 10 for further details on the deferred compensation plan).
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

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Deferred compensation plan assets are included within other assets on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,556	$36,556	$41,875	$41,875
Deferred compensation plan assets	17,593	17,593	14,833	14,833
Loan receivable	26,200	26,200	29,350	29,350
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	1,290,000	1,272,852	490,000	479,612
Senior unsecured notes	3,425,000	3,573,500	2,050,000	2,014,750
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. The Company records the acquisition of real estate assets at fair value, including acquisition and closing costs. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 10 to 31 years.
The Company continually monitors events and circumstances that could indicate that the carrying amount of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, the Company estimates the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. The Company groups its real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss.
Land Rights
Land rights represent the Company's rights to land subject to long-term ground leases. The Company records land rights at the acquisition date fair value of the long-term rights purchased from sellers. Land rights are amortized over the individual lease term of each ground lease, including all renewal options. Amortization expense related to the land rights is recorded within general and administrative expenses in the Company's consolidated statements of income. Land rights are monitored for potential impairment in much the same way as the Company's real estate assets. If the Company determines the carrying amount of a land right is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP.
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
The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based upon the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.
Investments in Direct Financing Leases
The Company's investment in direct financing lease represents the building portion of the real estate assets acquired in the Pinnacle acquisition. As discussed in Note 8, the Pinnacle Master Lease is bifurcated between an operating lease and a direct financing lease, with the land assets qualifying for operating lease treatment and the building assets triggering direct financing lease treatment. Upon entry into a direct financing lease, the Company records the acquisition date fair value of the purchased buildings as the net investment in direct financing lease on its consolidated balance sheet. The gross investment in a direct financing lease represents the total future minimum lease payments attributable to the direct financing lease as well as the estimated residual value of the property. At any point in time, the difference between the net investment and gross investment in a direct financing lease represents the unearned income which is subsequently recognized as interest income and included in income from direct financing lease in the Company's consolidated statements of income. Unearned income is recognized over the applicable lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Furthermore, the Company's investment in direct financing leases is reduced over the applicable lease term to its residual value by the building portion of rent.
If and when an investment in direct financing lease is identified for impairment evaluation, the Company will apply the guidance in both ASC 310 "Receivables" ("ASC 310") and ASC 360 "Property, Plant and Equipment" ("ASC 360"). Under ASC 310, the lease receivable portion of the net investment in direct financing leases is classified as a loan and identified for impairment when it becomes probable GLPI, as the lessor, will be unable to collect all rental payments associated with the Company's investment in direct financing leases. Under ASC 360, the residual value portion of the net investment in direct financing leases is monitored for impairment under the same method the Company applies to real estate investments.
Goodwill and Other Intangible Assets
At both December 31, 2016 and 2015, the Company had $75.5 million of goodwill and $9.6 million of other intangible assets within its consolidated balance sheets, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
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
The Company determined the fair value of its goodwill and gaming license as of October 1, 2016 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on its balance sheet. In determining the fair value of each asset, the Company incorporated recent operating trends of both TRS properties, as well as the expected impact of the opening of the MGM National Harbor in December 2016 on Hollywood Casino Perryville into its current year projections. After consideration of these facts, the fair value of both assets substantially exceeded their carrying amount, and as of October 1, 2016, the Company's goodwill and gaming license were not impaired.
Debt Issuance Costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. In accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company records long-term debt net of unamortized debt issuance costs on its consolidated balance sheets.
Loan Receivable
The Company may periodically loan funds to tenants. Loans are made at prevailing market interest rates and recorded on the Company's consolidated balance sheets at carrying value which approximates fair value. If the collectability of an outstanding loan balance is not reasonably assured, the Company will assess the loan's carrying value for potential impairment. If it is determined the loan is in fact impaired it will be written down or off completely. Currently, the Company does not have any allowances recorded against its loan receivable as the collection of the remaining principal and interest payments is reasonable assured. Interest income related to loans receivable is recorded in interest income within the Company's consolidated statements of income in the period earned.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2016.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $1 thousand, $59 thousand and $18 thousand of penalties and interest, net of deferred income taxes, respectively.
The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. The Company continues to be organized and to operate in a manner that will permit the Company to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal, state or local income tax on income that it distributes as dividends to its shareholders, except in those jurisdictions that do not allow a deduction for such distributions. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal, state and local income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the 4 taxable years following the year in which it failed to qualify to be taxed as a REIT.
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

The Company recognizes income from tenants subject to direct financing leases ratably over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. At lease inception, the Company records an asset which represents the Company's net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized for the building portion of rent. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, percentage rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from the direct financing lease in the period earned. For further detail on the Company's direct financing lease refer to Note 8.

Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

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

 Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the gaming and admission tax is based on graduated tax rates. At Hollywood Casino Perryville the gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three years ended December 31, 2016, these expenses, which are primarily recorded within gaming expense in the consolidated statements of income, totaled $57.7 million, $60.1 million and $66.8 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	178,594	114,432	112,037
Assumed conversion of dilutive employee stock-based awards	1,699	3,755	5,340
Assumed conversion of restricted stock	171	170	209
Assumed conversion of performance-based restricted stock awards	158	82	—
Diluted weighted-average common shares outstanding	180,622	118,439	117,586

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Calculation of basic EPS:
Net income	$289,305	$128,122	$138,807
Less: Net income allocated to participating securities	(668)	(517)	(578)
Net income attributable to common shareholders	$288,637	$127,605	$138,229
Weighted-average common shares outstanding	178,594	114,432	112,037
Basic EPS	$1.62	$1.12	$1.23

Calculation of diluted EPS:
Net income	$289,305	$128,122	$138,807
Diluted weighted-average common shares outstanding	180,622	118,439	117,586
Diluted EPS	$1.60	$1.08	$1.18

There were 23,954, 24,233 and 17,917 outstanding equity based awards during the years ended December 31, 2016, 2015 and 2014, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

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

See Note 14 for further information related to the stock-based compensation.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 15 for further information with respect to the Company’s segments.

Statements of Cash Flows
The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities.

4.    Acquisitions

On September 9, 2016, the Company acquired the real property assets of the Meadows from CCR for approximately $322.9 million. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows' real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option.

On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, adding 14 properties to its real estate portfolio. The acquisition of Pinnacle's real estate assets was the final step in a series of transactions contemplated by the July 20, 2015 merger agreement between GLPI, Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Merger"). Following the Merger, GLPI contributed all of the equity interests of Gold Merger Sub to GLP Capital, L.P., a Pennsylvania limited partnership and a wholly owned subsidiary of GLPI ("GLP Capital"). At December 31, 2016, GLPI owns all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park property and excess land at certain locations. Approval of the Merger by GLPI shareholders and Pinnacle stockholders was obtained at separate special meetings held on March 15, 2016.

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
At the effective time of the Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Merger was converted into 0.85 of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. Shares of GLPI common stock were also issued to satisfy GLPI's portion of the outstanding Pinnacle employee equity and cash-based incentive awards outstanding at the closing date. Approximately 56.0 million shares of GLPI common stock were issued as consideration in the Merger. Additionally, GLPI repaid $2.7 billion of Pinnacle's debt and paid $226.8 million of Pinnacle's transaction expenses related to the Merger. The acquisition of the Pinnacle real estate assets is accounted for as an asset acquisition under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. Inclusive of $28.3 million of the Company's own transaction expenses, the purchase price of the Pinnacle real estate assets was $4.8 billion. The Pinnacle Merger contributed approximately $237.5 million to the Company's net revenues for the year ended December 31, 2016 and resulted in approximately $36.2 million of additional operating expenses for the same period. Pinnacle is a publicly traded company that is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the SEC. Readers are directed to Pinnacle's website for further financial information on Pinnacle.
Purchase price allocations are primarily based on the fair values of assets acquired and liabilities assumed at the time of acquisition. The following tables summarize the consideration transferred in the Merger and the purchase price allocation to the assets acquired in the Merger (in thousands):

Consideration
Cash	$2,955,090
GLPI common stock	1,823,991
Fair value of total consideration transferred	$4,779,081

Real estate investments, net	$1,422,547
Land rights, net	596,920
Investment in direct financing lease, net	2,759,244
Prepaid expenses	111
Other assets	259
Total purchase price	$4,779,081
As detailed above, the Company paid $3.0 billion in cash for the acquired Pinnacle real estate assets. In addition, as part of the consideration paid for the Pinnacle real estate assets acquired in the Merger, the Company issued shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards. The dollar value of the issued shares was $1.8 billion and is considered purchase price.

The real estate investments, net represent the land purchased from Pinnacle, while the land rights, net represent the Company's rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle. The investment in direct financing lease, net is the Company's investment in the buildings and building improvements purchased from Pinnacle. As detailed in Note 8, the Pinnacle Master Lease was bifurcated between an operating lease and direct financing lease. The accounting treatment for the buildings purchased under a direct financing lease required the Company to record its initial investment in the buildings as a receivable on its consolidated balance sheet, which is subsequently reduced over the lease term to its estimated residual value. The purchase price allocated to prepaid expenses and other assets represents the current and long-term portions of a director and officer liability insurance policy purchased from Pinnacle.

5.    Real Estate Investments

Real estate investments, net, represents investments in 34 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Land and improvements	$2,057,391	$453,739
Building and improvements	2,438,581	2,297,128
Total real estate investments	4,495,972	2,750,867
Less accumulated depreciation	(756,881)	(660,808)
Real estate investments, net	$3,739,091	$2,090,059

The increase in land and improvements is related to the Company's April 28, 2016 acquisition of substantially all of Pinnacle's real estate assets and to a lesser extent the Company's September 9, 2016 acquisition of the Meadows' real estate assets. The Meadows acquisition also contributed to the increase in building and improvements. As described in Note 8, however, the Company's acquisition of Pinnacle's building assets is recorded as an investment in direct financing lease.

6. Land Rights

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

	December 31, 2016	December 31, 2015
	(in thousands)
Land rights	$596,921	$—
Less accumulated amortization	(6,163)	—
Land rights, net	$590,758	$—

Amortization expense related to the ground leases is recorded within general and administrative expenses in the consolidated statements of income and totaled $6.2 million for the year ended December 31, 2016.

As of December 31, 2016, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2017	$9,244
2018	9,244
2019	9,244
2020	9,244
2021	9,244
Thereafter	544,538
Total	$590,758

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

7.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties

	December 31, 2016	December 31, 2015
	(in thousands)
Land and improvements	$30,965	$31,187
Building and improvements	117,350	117,314
Furniture, fixtures, and equipment	114,965	112,227
Construction in progress	330	354
Total property and equipment	263,610	261,082
Less accumulated depreciation	(144,183)	(131,335)
Property and equipment, net	$119,427	$129,747

8. Receivables

Investment in Direct Financing Lease, Net

Under ASC 840 - Leases ("ASC 840"), the Pinnacle Master Lease is bifurcated between an operating lease and a direct financing lease. The fair value assigned to the land (inclusive of the land rights) qualifies for operating lease treatment, while the fair value assigned to the buildings is classified as a direct financing lease. Under ASC 840, the accounting treatment for direct financing leases requires the Company to record an investment in direct financing leases on its books at lease inception and subsequently recognize interest income and a reduction in the investment for the building portion of rent. This initial net investment represents the acquisition date fair value of the Pinnacle building assets, while the gross investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property. The difference between the gross investment and net investment represents the unearned income attributable to the direct financing lease which is subsequently recognized as interest income. The interest income recorded under the direct financing lease is included in income from direct financing lease in the Company's consolidated statements of income and is recognized over the 35-year lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from direct financing lease in the period earned. The unguaranteed residual value is the Company's estimate of what it could realize upon the sale of the property at the end of the lease term.

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At December 31, 2016, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired in the Merger:

	December 31, 2016	December 31, 2015
	(in thousands)
Minimum lease payments receivable	$3,405,131	$—
Unguaranteed residual value	689,811	—
Gross investment in direct financing lease	4,094,942	—
Less: unearned income	(1,384,231)	—
Investment in direct financing lease, net	$2,710,711	$—

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million.  Simultaneously with the acquisition, GLPI also provided Casino Queen with a $43.0 million, five year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. Since March 31, 2015, Casino Queen has been obligated to make mandatory principal payments on the loan on the last day of each calendar year quarter equal to 1.25% of the original loan balance. As of December 31, 2016, these mandatory principal payments, as well as additional principal payments, have reduced the balance of this loan to $26.2 million. The collectability of the remaining loan balance is reasonably assured, and as of December 31, 2016, the obligor has made all mandatory principal and interest payments in full and on time and paid down additional principal toward the loan balance. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statements of income in the period earned. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Leases and after giving effect to the rent escalator the Company received approximately $14.2 million in annual rent during the year ended December 31, 2016. The lease has an initial term of 15 years, and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods.  During October, 2016, the Company committed to provide a new unsecured loan of up to $13.0 million to an affiliate of Casino Queen to finance their acquisition of Lady Luck Casino in Marquette, Iowa. When the new unsecured loan is funded, Casino Queen will repay in full the five-year term loan discussed above.

9.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Unsecured term loan A	$300,000	$300,000
Unsecured term loan A-1	825,000	—
Unsecured $700 million revolver	165,000	190,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	—
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	—
Capital lease	1,341	1,389
Total long-term debt	4,716,341	2,541,389
Less: unamortized debt issuance costs	(51,376)	(31,048)
Total long-term debt, net of unamortized debt issuance costs	4,664,965	2,510,341
Less current maturities of long-term debt	(112)	(102)
Long-term debt, net of current maturities and unamortized debt issuance costs	$4,664,853	$2,510,239

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2016 (in thousands):

2017	$112
2018	1,015,117
2019	123
2020	1,000,129
2021	1,225,135
Over 5 years	1,475,725
Total minimum payments	$4,716,341

Senior Unsecured Credit Facility

The Company has a $1,825 million dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2016, the applicable margin was 1.75% for LIBOR loans and 0.75% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2016, the commitment fee rate was 0.30%. The Company is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

At December 31, 2016, the Credit Facility had a gross outstanding balance of $1,290 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $165 million of borrowings under the revolving credit facility. Additionally, at December 31, 2016, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $534.1 million of available borrowing capacity under the revolving credit facility as of December 31, 2016.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2016, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On April 28, 2016, in connection with the Merger, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes"). Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year, which commenced on October 15, 2016. The net proceeds from the sale of the 2021 Notes and 2026 Notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Merger, (ii) to pay transaction-related fees and expenses related to the Merger and (iii) for general corporate purposes, which may include the acquisition, development and improvement of properties, capital expenditures, the repayment of borrowings under our revolving credit facility and other general business purposes.

In addition to the outstanding 2021 Notes and 2026 Notes, at December 31, 2016, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes") and $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes" and collectively with the 2018 Notes, the 2020 Notes, the 2021 Notes and the 2026 Notes, the "Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, is payable semi-annually on May 1 and November 1 of each year.
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

At December 31, 2016, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Bridge Facility
Also in connection with the announced Pinnacle transaction, the Company entered into an amended and restated commitment letter dated July 31, 2015 (the "GLPI Commitment Letter") with JPMorgan Chase Bank, N.A., Bank of America, N.A., Fifth Third Bank, Manufacturers and Traders Trust Company, Wells Fargo Bank, National Association, UBS AG, Stamford Branch, Credit Agricole Corporate and Investment Bank, Suntrust Bank, Nomura Securities International, Inc., Citizens Bank, National Association, Barclays and certain of their affiliates (collectively, the "GLPI Commitment Parties") to provide debt financing in connection with the transaction. Pursuant to the GLPI Commitment Letter, the GLPI Commitment Parties committed to provide a $1.875 billion senior unsecured 364-day term loan bridge facility (the "GLPI Bridge Facility"). The Company did not utilize the GLPI Bridge Facility to finance the Pinnacle transaction, as the Company raised the proceeds which, together with an incremental term loan under the Company's Credit Facility, were necessary to finance the Merger through a combination of debt and equity offerings. The GLPI Bridge Facility expired on July 30, 2016 unused.

10.    Commitments and Contingencies

Separation and Distribution Agreements

Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn, and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to legal proceedings involving the business and operations of Pinnacle's real property holdings prior to the Merger will be retained by Pinnacle, and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. There can be no assurance that Penn or Pinnacle will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn or Pinnacle any amounts for which we are liable, we may be temporarily required to bear those losses.

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
Operating Lease Commitments
As part of the Spin-Off, Penn assigned to GLPI various leases on the land and buildings acquired in connection with the Spin-Off. The leases consist of annual base lease payments and, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases. The following is a description of some of the more significant lease contracts that Penn assigned to GLPI:
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
During April 2016, the Company acquired the real estate assets of Pinnacle, including the rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle, who is responsible for payment directly to the landlord. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The portion of the ground lease rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the ground lease rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at December 31, 2016 and therefore considered contingent rent. For those ground leases with optional renewal terms extending beyond the 35-year lease term of the Pinnacle Master Lease, the Company has included only the renewals that align most closely to the 2051 termination date of the Pinnacle Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Pinnacle beyond the term of the Pinnacle Master Lease. The following is a description of the more significant lease contracts assumed from Pinnacle:

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
In addition, the Company is liable under numerous operating leases for equipment and other miscellaneous assets, which expire at various dates through 2020.
Total rental expense under these agreements was $11.0 million, $5.4 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014. This includes rent expense under the leases assigned to the Company at Spin-Off, leases for equipment and miscellaneous assets and the fixed and variable rent under the ground leases discussed above.
The future minimum lease commitments relating to noncancelable operating leases at December 31, 2016 are as follows (in thousands):

Year ending December 31, (1)
2017	$8,693
2018	8,633
2019	8,182
2020	7,543
2021	7,552
Thereafter	482,942
Total	$523,545

(1) The above table excludes contingent rent in accordance with ASC 840.

Capital Expenditure Commitments
The Company's current construction program for 2017 calls for approximately $0.4 million of capital expenditures for which the Company was contractually committed to spend at December 31, 2016.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $0.2 million at December 31, 2016, all of which will be incurred in 2017.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2016, 2015 and 2014.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2016, 2015 and 2014 were $0.7 million, $0.5 million and $0.4 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the consolidated balance sheet, was $17.7 million and $14.9 million at December 31, 2016 and 2015, respectively and primarily relates to balances contributed as part of the Spin-Off as related to the Company's executive officers that were previously employed by Penn. Assets held in the Trust were $17.6 million and $14.8 million at December 31, 2016 and 2015, respectively, and are included in other assets within the consolidated balance sheet.
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
11. Revenue Recognition

As of December 31, 2016, 18 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most Penn and Pinnacle subsidiaries that occupy and operate the facilities leased under the Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the newly acquired Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases.

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

 The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to a fixed amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to 2% annually thereafter.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Casino Queen or Pinnacle could continue as a going concern without the properties that are leased to it under the respective master lease agreements (in the instance of Penn and Pinnacle) and single property lease (in the instance of Casino Queen) with GLPI. At lease inception, all of Casino Queen's revenues and substantially all of Penn and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Casino Queen and Pinnacle operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the master leases, Penn and Pinnacle must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Casino Queen or Pinnacle to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5 year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10 year term plus all five of the 5-year renewal options.

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

As of December 31, 2016, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Income to be Recognized Related to Operating Leases
2017	$683,200	$(64,981)	$618,219
2018	671,380	(50,641)	620,739
2019	622,203	11,141	633,344
2020	622,203	11,141	633,344
2021	622,203	11,141	633,344
Thereafter	17,003,035	248,251	17,251,286
Total	$20,224,224	$166,052	$20,390,276
For the years ended December 31, 2016, 2015 and 2014, GLPI recognized $43.8 million, $43.5 million and $40.5 million, respectively, in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above. The expected future minimum rental income from these properties, as well as the portion of the expected future rent based on the performance of the Company's leased facilities that will reset after a certain passage of time as detailed above are excluded from the table above as they are considered contingent rental income under ASC 840 "Leases." Furthermore, during the years ended December 31, 2016, 2015 and 2014 the Company recognized $9.1 million, $4.0 million and $0.5 million, respectively of rental income related to the annual rent escalators described above. Any anticipated future rent escalations are also excluded from the table above.
As of December 31, 2016, the expected future cash receipts to be recognized as income, as well as the cash receipts to be applied against the investment in direct financing lease from the Company's properties under the non-cancelable direct financing lease, inclusive of the fixed portion of ground lease rent and including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,	Cash Receipts to be Recorded as Income	Cash Receipts to be Applied Against the Investment in Direct Financing Lease
2017	$68,672	$73,073
2018	66,509	45,244
2019	64,722	32,881
2020	63,057	34,546
2021	61,391	36,212
Thereafter	1,059,880	1,798,944
Total	$1,384,231	$2,020,900

The portion of the ground lease rent that is fixed and determinable is included in the schedule above as future income, while the portion of the ground lease rent that is variable, as well as, the property taxes the Company's records as revenue are excluded from future minimum revenue as the amounts are not fixed and determinable at December 31, 2016. Furthermore, any contingent rent the Company expects to receive from tenants is excluded from the above schedules as it is not fixed and determinable at December 31, 2016.

The following table discloses the components of gaming revenue within the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Video lottery	$119,390	$122,292	$127,572
Table game	18,069	18,799	19,120
Poker	1,135	1,219	1,591
Total gaming revenue, net of cash incentives	$138,594	$142,310	$148,283

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The amounts included in promotional allowances for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Food and beverage	$5,482	$5,512	$5,732
Other	128	83	41
Total promotional allowances	$5,610	$5,595	$5,773

The estimated cost of providing such complimentary services, which is primarily included in food, beverage, and other expense, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Food and beverage	$2,305	$2,343	$2,766
Other	61	38	15
Total cost of complimentary services	$2,366	$2,381	$2,781

12.    Income Taxes
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

Year ended December 31,	2016	2015
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,655	$2,125
Property and equipment	5,818	4,414
Net deferred tax assets	7,473	6,539
Deferred tax liabilities:
Property and equipment	(2,192)	(2,959)
Intangibles	(1,624)	(1,365)
Net deferred tax liabilities	(3,816)	(4,324)
Net:	$3,657	$2,215

The provision for income taxes charged to operations for years ended December 31, 2016, 2015 and 2014 was as follows:

Year ended December 31,	2016	2015	2014
	(in thousands)
Current tax expense
Federal	$6,004	$4,945	$6,115
State	3,076	3,310	2,303
Total current	9,080	8,255	8,418
Deferred tax (benefit) expense
Federal	(1,324)	(533)	(2,680)
State	(211)	(280)	(625)
Total deferred	(1,535)	(813)	(3,305)
Total provision	$7,545	$7,442	$5,113
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2016, 2015 and 2014:

Year ended December 31,	2016	2015	2014
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7%	1.3%	0.7%
REIT conversion benefit	(33.2)%	(31.3)%	(31.8)%
Other miscellaneous items	—%	0.5%	(0.3)%
	2.5%	5.5%	3.6%

Year ended December 31,	2016	2015	2014
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$103,897	$47,447	$50,372
State and local income taxes	2,039	1,702	964
REIT conversion benefit	(98,459)	(42,438)	(45,777)
Permanent differences	44	61	52
Other miscellaneous items	24	670	(498)
	$7,545	$7,442	$5,113

The Company is still subject to federal income tax examinations for its years ended December 31, 2016, 2015, and 2014.

13.     Shareholders' Equity

Common Stock

On August 9, 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in "at the market" offerings (the "ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding for proposed transactions. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $400 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

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
Through December 31, 2016, GLPI sold 1,321,999 shares of its common stock at an average price of $35.00 per share under the ATM Program, which generated gross proceeds of approximately $46.3 million (net proceeds of approximately $45.6 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' real estate assets. As of December 31, 2016, the Company had $353.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

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

Additionally, on April 28, 2016, in connection with the Merger, the Company issued approximately 56.0 million shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards as consideration for the Pinnacle real estate assets.

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2016, 2015 and 2014:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212
August 3, 2016	September 12, 2016	Common Stock	$0.60	Third Quarter 2016	September 23, 2016	$124,262
November 4, 2016	December 5, 2016	Common Stock	$0.60	Fourth Quarter 2016	December 16, 2016	$124,466
2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348
July 30, 2015	September 14, 2015	Common Stock	$0.545	Third Quarter 2015	September 25, 2015	$62,456
October 28, 2015	December 1, 2015	Common Stock	$0.545	Fourth Quarter 2015	December 18, 2015	$62,814
2014
February 18, 2014	March 7, 2014	Common Stock	$0.52	First Quarter 2014	March 28, 2014	$58,008
May 30, 2014	June 12, 2014	Common Stock	$0.52	Second Quarter 2014	June 27, 2014	$58,207
September 3, 2014	September 15, 2014	Common Stock	$0.52	Third Quarter 2014	September 26, 2014	$58,464
November 18, 2014	December 2, 2014	Common Stock	$0.92	Fourth Quarter 2014	December 19, 2014	$103,712

In addition for the years ended December 31, 2016, 2015 and 2014, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $1.1 million, $2.0 million and $4.0 million, respectively.

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

A summary of the Company's common stock distributions for the years ended December 31, 2016, 2015 and 2014 is as follows (unaudited):

	Year Ended December 31,
	2016	2015	2014
	(in dollars per share)
Qualified dividends	$0.1050	$0.0698	$12.24
Non-qualified dividends	2.0746	1.9462	1.90
Capital gains	0.0624	0.0012	0.16
Non-taxable return of capital	0.0780	0.1628	0.02
Total distributions per common share	$2.32	$2.18	$14.32

Percentage classified as qualified dividends	4.53%	3.21%	85.47%
Percentage classified as non-qualified dividends	89.42%	89.45%	13.27%
Percentage classified as capital gains	2.69%	—%	1.12%
Percentage classified as non-taxable return of capital	3.36%	7.34%	0.14%
	100.00%	100.00%	100.00%
14.    Stock-Based Compensation
As of December 31, 2016, the Company had 3,496,611 shares available for future issuance under the 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue stock options (incentive and/or non-qualified), restricted stock awards, including performance-based restricted stock awards, phantom stock units and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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
As of December 31, 2016, there was no remaining unrecognized compensation cost related to stock options. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $20 thousand, $2.8 million and $5.8 million, respectively of compensation expense associated with these awards. In addition, for the years ended December 31, 2016, 2015 and 2014 the Company also recognized $4.5 million, $11.3 million and $15.3 million, respectively, of compensation expense relating to the $2.32, $2.18 and $2.48, respectively, per share dividends paid on vested employee stock options.

The following tables contain information on stock options issued and outstanding for the year ended December 31, 2016 :

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	7,927,066	$19.82
Exercised	(5,870,282)	19.67
Canceled	(402)	15.78
Outstanding at December 31, 2016	2,056,382	$20.25	1.49	$21,411

	Exercise Price Range		Total
	$17.33 to $26.45	$28.63 to $35.87	$17.33 to $35.87
Outstanding options
Number outstanding	2,015,909	40,473	2,056,382
Weighted-average remaining contractual life (years)	1.51	0.54	1.49
Weighted-average exercise price	$20.01	$32.25	$20.25
Exercisable options
Number outstanding	2,015,909	40,473	2,056,382
Weighted-average exercise price	$20.01	$32.25	$20.25
The Company had 2,056,382 stock options that were exercisable at December 31, 2016 with a weighted average exercise price of $20.25 which had an intrinsic value of $21.4 million and a weighted-average remaining contractual term of 1.49 years. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $75.0 million, $47.8 million and $43.1 million, respectively. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2016, there was $5.7 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.40 years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $7.3 million, $5.9 million and $3.6 million, respectively, of compensation expense associated with these awards. The total fair value of awards released for the years ended December 31, 2016, 2015 and 2014, was $5.3 million, $4.5 million and $4.9 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2016 and 2015:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	468,841	$34.31
Granted	164,612	$29.37
Released	(160,234)	$33.85
Canceled	(9,455)	$32.38
Outstanding at December 31, 2015	463,764	$32.76
Granted	168,966	$27.80
Released	(204,596)	$33.21
Canceled	(14,892)	$30.51
Outstanding at December 31, 2016	413,242	$30.59

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index. As of December 31, 2016, there was $9.6 million of total unrecognized compensation cost, which will be recognized over the awards' remaining weighted average vesting period of 1.68 years.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized $11.0 million, $8.1 million and $2.9 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2016 and 2015:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	543,556	$22.93
Granted	548,000	$17.29
Released	—	$—
Canceled	—	$—
Outstanding at December 31, 2015	1,091,556	$20.10
Granted	558,000	$17.22
Released	—	$—
Canceled (1)	(543,556)	$22.93
Outstanding at December 31, 2016	1,106,000	$17.25

(1)	The performance-based restricted stock awards granted in 2014 did not vest as the Company's performance was below the threshold for vesting.

As of December 31, 2016, there was $0.1 million of total unrecognized compensation cost for Penn and GLPI PSUs held by GLPI employees that will be cash-settled by GLPI and will be recognized over the awards' remaining weighted average vesting period of 0.09 years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.2 million, $3.7 million and $2.5 million, respectively of compensation expense associated with these awards. In addition, the Company also recognized $56 thousand, $0.2 million, and $0.8 million respectively, of compensation expense for the years ended December 31, 2016, 2015 and 2014 relating to the $2.32, $2.18, and $2.48, respectively, per share dividends paid on unvested PSUs and the Purging Distribution dividend for the year ended December 31, 2014. Amounts paid by the Company for the years ended December 31, 2016, 2015 and 2014 on these cash-settled awards totaled $2.3 million, $3.8 million and $3.7 million, respectively.

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

15.    Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital	TRS Properties	Eliminations (1)	Total
	(in thousands)
For the year ended December 31, 2016
Net revenues	$684,204	$144,051	$—	$828,255
Income from operations	454,682	25,941	—	480,623
Interest, net	183,777	10,402	(10,406)	183,773
Income before income taxes	281,311	15,539	—	296,850
Income tax expense	1,016	6,529	—	7,545
Net income	280,295	9,010	—	289,305
Depreciation	98,171	11,383	—	109,554
Capital project expenditures, net of reimbursements	229	101	—	330
Capital maintenance expenditures	—	3,111	—	3,111

For the year ended December 31, 2015
Net revenues	$427,125	$147,928	$—	$575,053
Income from operations	232,701	24,714	—	257,415
Interest, net	121,855	10,402	(10,406)	121,851
Income before income taxes	121,252	14,312	—	135,564
Income tax expense	1,338	6,104	—	7,442
Net income	119,914	8,208	—	128,122
Depreciation	97,424	12,359	—	109,783
Capital project expenditures, net of reimbursements	10,252	5,897	—	16,149
Capital maintenance expenditures	—	2,953	—	2,953

For the year ended December 31, 2014
Net revenues	$436,944	$154,124	$—	$591,068
Income from operations	234,971	23,535	—	258,506
Interest, net	114,588	10,406	(10,408)	114,586
Income before income taxes	130,791	13,129	—	143,920
Income tax expense	211	4,902	—	5,113
Net income	130,580	8,227	—	138,807
Depreciation	94,582	12,261	—	106,843
Capital project expenditures, net of reimbursements	139,231	—	—	139,231
Capital maintenance expenditures	—	3,538	—	3,538

Balance sheet at December 31, 2016
Total assets	$7,156,501	$212,829	$—	$7,369,330

Balance sheet at December 31, 2015
Total assets	$2,223,373	$224,782	$—	$2,448,155

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

16.    Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2016
Net revenues	$148,820	$207,361	$233,275	$238,799	(1)
Income from operations	67,637	120,817	143,306	148,863	(1)
Net income	32,749	73,264	89,600	93,692	(1)

Earnings per common share:
Basic earnings per common share	$0.28	$0.40	$0.43	$0.45
Diluted earnings per common share	$0.27	$0.39	$0.43	$0.45

2015
Net revenues	$148,705	$149,867	$147,792	$128,689	(2)
Income from operations	64,800	62,871	65,291	64,453
Net income	33,131	31,989	33,229	29,773

Earnings per common share:
Basic earnings per common share	$0.29	$0.28	$0.29	$0.26
Diluted earnings per common share	$0.28	$0.27	$0.28	$0.25

(1)
During April 2016, the Company acquired substantially all of the real estate assets of Pinnacle and subsequently leased these assets back to Pinnacle under a triple-net master lease, which significantly increased the Company's net revenues, income from operations and net income. The acquisition of the Meadows' real property assets in September 2016 also contributed to the Company's improved operating results in the fourth quarter of 2016 as compared to the third quarter of 2016. See Note 4 for further details surrounding the Pinnacle and Meadows acquisitions.

(2)
During the fourth quarter of 2015, Penn received a significant real estate tax refund related to a property reassessment of a GLPI owned property, which directly offset its real estate taxes paid during the quarter. Although tenants are responsible for the payment of real estate taxes under the triple-net lease structure, the Company is required to record revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor. This tax refund resulted in the lower net revenues in the fourth quarter of 2015, as compared to the preceding quarters of 2015, but had no impact on income from operations or net income.

17.    Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2016	2015	2014
	(in thousands
Cash paid for income taxes, net of refunds received	7,362	9,785	20,092
Cash paid for interest	154,527	109,966	109,376

18.    Related Party Transactions

During the year ended December 31, 2014, the Company entered into an Agreement of Sale (the "Sale Agreement") with Wyomissing Professional Center Inc. ("WPC") and acquired certain land in an office complex known as The Wyomissing Professional Center Campus, located in Wyomissing, Pennsylvania (on which to build its corporate headquarters), in exchange for the payment of $725,000 in cash to WPC, plus taxes and closing costs. In addition, the Company reimbursed WPC approximately $270,000 for site work and pre-development costs previously completed per the Sale Agreement. Also in connection with the completion of construction of its corporate headquarters building, the Company entered into an agreement (the "Construction Management Agreement") with CB Consulting Group LLC (the "Construction Manager") during the year ended December 31, 2014. Construction of the Company's corporate headquarters building was completed in October 2015 and the Company did not incur additional costs related to the building with WPC or the Construction Manager subsequent to 2015.

The Company paid approximately $433,000 and $244,000, respectively, to WPC during the years ended December 31, 2015 and 2014 in connection with construction costs paid by WPC on the Company's behalf. Pursuant to the Construction Management Agreement, the Construction Manager, among other things, provided certain construction management services to the Company in exchange for three percent (3%) of the total cost of work to complete the building construction project, and certain additional costs for added services. During the years ended December 31, 2015 and 2014, the Company paid approximately $175,000 and $59,000, respectively, to the Construction Manager.

Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the years ended December 31, 2016 and 2015, the Company paid approximately $30,000 and $10,000 to the WPCOA, respectively.

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

Summarized balance sheet information as of December 31, 2016 and 2015 and summarized income statement and cash flow information for the years ended December 31, 2016, 2015 and 2014 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2016 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,863,568	$1,875,523	$—	$3,739,091
Land rights, net	—	—	590,758	—	590,758
Property and equipment, used in operations, net	—	22,598	96,829	—	119,427
Investment in direct financing lease, net	—	—	2,710,711	—	2,710,711
Cash and cash equivalents	—	11,774	24,782	—	36,556
Prepaid expenses	—	3,106	3,629	742	7,477
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $9,500 at December 31, 2016	—	—	—	—	—
Loan receivable	—	—	26,200	—	26,200
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,433,869	5,211,835	2,947,915	(10,593,619)	—
Deferred tax assets		—	3,922	—	3,922
Other assets	—	37,335	12,755	—	50,090
Total assets	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Liabilities
Accounts payable	$—	$413	$666	$—	$1,079
Accrued expenses	—	434	6,156	—	6,590
Accrued interest	—	33,743	—	—	33,743
Accrued salaries and wages	—	7,911	2,708	—	10,619
Gaming, property, and other taxes	—	21,364	11,220	—	32,584
Income taxes	—	18	(760)	742	—
Long-term debt, net of unamortized debt issuance costs	—	4,664,965	—	—	4,664,965
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	163,204	2,848	—	166,052
Deferred tax liabilities	—	—	265	—	265
Other liabilities	—	17,890	1,674	—	19,564
Total liabilities	—	4,909,942	218,372	(192,853)	4,935,461

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 shares issued at December 31, 2016)	2,077	2,077	2,077	(4,154)	2,077
Additional paid-in capital	3,760,730	3,760,730	9,338,083	(13,098,814)	3,760,729
Retained accumulated (deficit) earnings	(1,328,938)	(1,328,938)	(1,180,410)	2,509,349	(1,328,937)
Total shareholders’ equity (deficit)	2,433,869	2,433,869	8,159,750	(10,593,619)	2,433,869
Total liabilities and shareholders’ equity (deficit)	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Year ended December 31, 2016 Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$383,553	$183,891	$—	$567,444
Income from direct financing lease	—	—	48,917	—	48,917
Real estate taxes paid by tenants	—	41,441	26,402	—	67,843
Total rental revenue and income from direct financing lease	—	424,994	259,210	—	684,204
Gaming	—	—	138,594	—	138,594
Food, beverage and other	—	—	11,067	—	11,067
Total revenues	—	424,994	408,871	—	833,865
Less promotional allowances	—	—	(5,610)	—	(5,610)
Net revenues	—	424,994	403,261	—	828,255
Operating expenses
Gaming	—	—	74,233	—	74,233
Food, beverage and other	—	—	8,230	—	8,230
Real estate taxes	—	41,510	27,938	—	69,448
General and administrative	—	51,137	35,030	—	86,167
Depreciation	—	93,476	16,078	—	109,554
Total operating expenses	—	186,123	161,509	—	347,632
Income from operations	—	238,871	241,752	—	480,623

Other income (expenses)
Interest expense	—	(185,896)	—	—	(185,896)
Interest income	—	169	1,954	—	2,123
Intercompany dividends and interest	—	318,047	19,670	(337,717)	—
Total other expenses	—	132,320	21,624	(337,717)	(183,773)

Income before income taxes	—	371,191	263,376	(337,717)	296,850
Income tax expense	—	1,016	6,529	—	7,545
Net income	$—	$370,175	$256,847	$(337,717)	$289,305

Year ended December 31, 2016 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$370,175	$256,847	$(337,717)	$289,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	93,476	22,241	—	115,717
Amortization of debt issuance costs	—	15,146	—	—	15,146
(Gains) losses on dispositions of property	—	(471)	16	—	(455)
Deferred income taxes	—	—	(1,535)	—	(1,535)
Stock-based compensation	—	18,312	—	—	18,312
Straight-line rent adjustments	—	55,825	2,848	—	58,673

(Increase) decrease,
Prepaid expenses and other assets	—	6,939	(1,554)	2,180	7,565
Intercompany	—	21	(21)	—	—
(Decrease) increase,
Accounts payable	—	119	387	—	506
Accrued expenses	—	(4,303)	(369)	—	(4,672)
Accrued interest	—	16,120	—	—	16,120
Accrued salaries and wages	—	(2,817)	(283)	—	(3,100)
Gaming, property and other taxes	—	899	14	—	913
Income taxes	—	59	2,121	(2,180)	—
Other liabilities	—	1,589	286	—	1,875
Net cash provided by (used in) operating activities	—	571,089	280,998	(337,717)	514,370
Investing activities
Capital project expenditures, net of reimbursements	—	(229)	(101)	—	(330)
Capital maintenance expenditures	—	—	(3,111)	—	(3,111)
Proceeds from sale of property and equipment	—	897	237	—	1,134
Principal payments on loan receivable	—	—	3,150	—	3,150
Acquisition of real estate assets	—	—	(3,267,992)	—	(3,267,992)
Collection of principal payments on investment in direct financing lease	—	—	48,533	—	48,533
Net cash provided by (used in) investing activities	—	668	(3,219,284)	—	(3,218,616)
Financing activities
Dividends paid	(428,352)	—	—	—	(428,352)
Proceeds from exercise of options	113,484	—	—	—	113,484
Proceeds from issuance of common stock, net of issuance costs	870,810	—	—	—	870,810
Proceeds from issuance of long-term debt	—	2,552,000	—	—	2,552,000
Financing costs	—	(31,911)	—	—	(31,911)
Payments of long-term debt	—	(377,104)	—	—	(377,104)
Intercompany financing	(555,942)	(2,711,684)	2,929,909	337,717	—
Net cash (used in) provided by financing activities	—	(568,699)	2,929,909	337,717	2,698,927
Net increase (decrease) in cash and cash equivalents	—	3,058	(8,377)	—	(5,319)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$11,774	$24,782	$—	$36,556

At December 31, 2015 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,955,290	$134,769	$—	$2,090,059
Property and equipment, used in operations, net	—	24,494	105,253	—	129,747
Cash and cash equivalents	—	8,716	33,159	—	41,875
Prepaid expenses	—	3,768	1,218	2,922	7,908
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Debt issuance costs, net of accumulated amortization of $5,937 at December 31, 2015	—	3,563	—	—	3,563
Loan receivable	—	—	29,350	—	29,350
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	(253,514)	191,112	(46,418)	108,820	—
Deferred tax assets	—	—	2,554	(107)	2,447
Other assets	—	55,094	3,014	—	58,108
Total assets	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Liabilities
Accounts payable	$—	$127	$279	$—	$406
Accrued expenses	—	4,737	4,843	—	9,580
Accrued interest	—	17,623	—	—	17,623
Accrued salaries and wages	—	10,728	2,991	—	13,719
Gaming, property, and other taxes	—	21,949	2,753	—	24,702
Income taxes	—	(41)	(2,881)	2,922	—
Long-term debt, net of unamortized debt issuance costs	—	2,510,341	—	—	2,510,341
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	107,379	—	—	107,379
Deferred tax liabilities	—	—	339	(107)	232
Other liabilities	—	16,303	1,384	—	17,687
Total liabilities	—	2,689,146	203,303	(190,780)	2,701,669

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2015)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 115,594,321 shares issued at December 31, 2015)	1,156	1,156	1,156	(2,312)	1,156
Additional paid-in capital	935,220	935,221	1,088,058	(2,023,279)	935,220
Retained accumulated (deficit) earnings	(1,189,890)	(1,189,891)	(944,520)	2,134,411	(1,189,890)
Total shareholders’ (deficit) equity	(253,514)	(253,514)	144,694	108,820	(253,514)
Total liabilities and shareholders’ (deficit) equity	$(253,514)	$2,435,632	$347,997	$(81,960)	$2,448,155

Year ended December 31, 2015 Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$378,075	$14,000	$—	$392,075
Real estate taxes paid by tenants	—	33,041	2,009	—	35,050
Total rental revenue	—	411,116	16,009	—	427,125
Gaming	—	—	142,310	—	142,310
Food, beverage and other	—	—	11,213	—	11,213
Total revenues	—	411,116	169,532	—	580,648
Less promotional allowances	—	—	(5,595)	—	(5,595)
Net revenues	—	411,116	163,937	—	575,053
Operating expenses
Gaming	—	—	77,188	—	77,188
Food, beverage and other	—	—	8,586	—	8,586
Real estate taxes	—	33,041	3,371	—	36,412
General and administrative	—	61,950	23,719	—	85,669
Depreciation	—	94,380	15,403	—	109,783
Total operating expenses	—	189,371	128,267	—	317,638
Income from operations	—	221,745	35,670	—	257,415

Other income (expenses)
Interest expense	—	(124,183)	—	—	(124,183)
Interest income	—	10	2,322	—	2,332
Intercompany dividends and interest	—	36,292	7,094	(43,386)	—
Total other expenses	—	(87,881)	9,416	(43,386)	(121,851)

Income before income taxes	—	133,864	45,086	(43,386)	135,564
Income tax expense	—	1,338	6,104	—	7,442
Net income	$—	$132,526	$38,982	$(43,386)	$128,122

Year ended December 31, 2015 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$132,526	$38,982	$(43,386)	$128,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	94,380	15,403	—	109,783
Amortization of debt issuance costs	—	14,016	—	—	14,016
Losses on dispositions of property	—	152	33	—	185
Deferred income taxes	—	—	(813)	—	(813)
Stock-based compensation	—	16,811	—	—	16,811
Straight-line rent adjustments	—	55,825	—	—	55,825

Decrease (increase),
Prepaid expenses and other assets	—	(9,988)	1,699	(1,423)	(9,712)
Intercompany	—	2,484	(2,484)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(1,013)	67	—	(946)
Accrued expenses	—	4,104	137	—	4,241
Accrued interest	—	95	—	—	95
Accrued salaries and wages	—	715	423	—	1,138
Gaming, property and other taxes	—	(898)	(58)	—	(956)
Income taxes	—	125	(1,548)	1,423	—
Other liabilities	—	1,934	(35)	—	1,899
Net cash provided by (used in) operating activities	—	311,268	51,806	(43,386)	319,688
Investing activities
Capital project expenditures, net of reimbursements	—	(10,252)	(5,897)	—	(16,149)
Capital maintenance expenditures	—	—	(2,953)	—	(2,953)
Proceeds from sale of property and equipment	—	304	6	—	310
Funding of loan receivable	—	—	—	—	—
Principal payments on loan receivable	—	—	4,650	—	4,650
Net cash used in investing activities	—	(9,948)	(4,194)	—	(14,142)
Financing activities
Dividends paid	(251,732)	—	—	—	(251,732)
Proceeds from exercise of options	29,686	—	—	—	29,686
Financing costs	—	(9,500)	—	—	(9,500)
Payments of long-term debt	—	(68,098)	—	—	(68,098)
Intercompany financing	219,403	(219,456)	(43,333)	43,386	—
Net cash (used in) provided by financing activities	(2,643)	(297,054)	(43,333)	43,386	(299,644)
Net (decrease) increase in cash and cash equivalents	(2,643)	4,266	4,279	—	5,902
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	—	35,973
Cash and cash equivalents at end of period	$—	$8,716	$33,159	$—	$41,875

Year ended December 31, 2014 Consolidating Statement of Operations	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$373,231	$13,172	$—	$386,403
Real estate taxes paid by tenants	—	48,570	1,964	—	50,534
Total rental revenue	—	421,801	15,136	—	436,937
Gaming	—	—	148,283	—	148,283
Food, beverage and other	7	—	11,614	—	11,621
Total revenues	7	421,801	175,033	—	596,841
Less promotional allowances	—	—	(5,773)	—	(5,773)
Net revenues	7	421,801	169,260	—	591,068
Operating expenses
Gaming	—	—	82,995	—	82,995
Food, beverage and other	—	—	9,734	—	9,734
Real estate taxes	—	48,576	3,578	—	52,154
General and administrative	54,073	2,758	24,005	—	80,836
Depreciation	1,832	89,833	15,178	—	106,843
Total operating expenses	55,905	141,167	135,490	—	332,562
Income from operations	(55,898)	280,634	33,770	—	258,506

Other income (expenses)
Interest expense	(11)	(117,016)	(3)	—	(117,030)
Interest income	—	—	2,444	—	2,444
Intercompany dividends and interest	612,326	39,805	618,695	(1,270,826)	—
Total other expenses	612,315	(77,211)	621,136	(1,270,826)	(114,586)

Income before income taxes	556,417	203,423	654,906	(1,270,826)	143,920
Income tax expense	—	210	4,903	—	5,113
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807

Year ended December 31, 2014 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$556,417	$203,213	$650,003	$(1,270,826)	$138,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,832	89,833	15,178	—	106,843
Amortization of debt issuance costs	—	8,057	—	—	8,057
Losses (gains) on sales of property	2	(150)	158	—	10
Deferred income taxes	—	—	(3,305)	—	(3,305)
Stock-based compensation	12,258	—	—	—	12,258
Straight-line rent adjustments	—	44,877	—	—	44,877

(Increase) decrease,
Prepaid expenses and other assets	(1,464)	(10,741)	(1,554)	1,498	(12,261)
Intercompany	800	(4,015)	3,215	—	—
Increase (decrease),	0	0		0
Accounts payable	(16,995)	15,526	(181)	—	(1,650)
Accrued expenses	(7,944)	119	(619)	—	(8,444)
Accrued interest	—	(527)	—	—	(527)
Accrued salaries and wages	2,882	—	(638)	—	2,244
Gaming, property and other taxes	871	—	(344)	—	527
Income taxes	(1,441)	(7,625)	(6,490)	(1,498)	(17,054)
Other liabilities	1,585	—	1,292	—	2,877
Net cash provided by (used in) operating activities	548,803	338,567	656,715	(1,270,826)	273,259
Investing activities
Capital project expenditures, net of reimbursements	(1,613)	(137,618)	—	—	(139,231)
Capital maintenance expenditures	—	—	(3,538)	—	(3,538)
Proceeds from sale of property and equipment	—	150	30	—	180
Funding of loan receivable	—	—	(43,000)	—	(43,000)
Principal payments on loan receivable	—	—	9,000	—	9,000
Acquisition of real estate	—	—	(140,730)	—	(140,730)
Net cash used in investing activities	(1,613)	(137,468)	(178,238)	—	(317,319)
Financing activities
Dividends paid, including the Purging Distribution	(494,104)	—	—	—	(494,104)
Proceeds from exercise of options	29,931	—	—	—	29,931
Proceeds from issuance of long-term debt	—	291,950	—	—	291,950
Financing costs	—	(306)	—	—	(306)
Payments of long-term debt	—	(32,024)	—	—	(32,024)
Intercompany financing	(122,540)	(677,364)	(470,922)	1,270,826	—
Distribution in connection with 2013 Pre-Spin tax matter agreement	(635)	—	—	—	(635)
Net cash (used in) provided by financing activities	(587,348)	(417,744)	(470,922)	1,270,826	(205,188)
Net (decrease) increase in cash and cash equivalents	(40,158)	(216,645)	7,555	—	(249,248)
Cash and cash equivalents at beginning of period	42,801	221,095	21,325	$—	285,221
Cash and cash equivalents at end of period	$2,643	$4,450	$28,880	$—	$35,973

20.    Subsequent Event

On February 1, 2017, the Company declared a regular quarterly cash dividend of $0.62 per share, which is payable on March 24, 2017 to shareholders of record as of March 13, 2017.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (1)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(29)	$15,222	$342,392	$357,614	$111,147	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	56,987	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	—	19,214	101,104	120,318	49,876	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,142	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	—	12,003	144,093	156,096	24,285	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	30,756	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	112,007	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	61,543	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(426)	65,678	126,689	192,367	26,157	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	25,828	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	16,302	2005	11/1/2013	31
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	43,806	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	53,553	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	23,727	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	40,419	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	—	44,198	177,063	221,261	51,839	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (2)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	6,598	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (2)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	6,922	2014	11/1/2013	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	9,005	1999	1/23/2014	31
Ameristar Black Hawk	Black Hawk, CO	—	238,864	—	—	238,864	—	238,864	—	N/A	4/28/2016	N/A
Belterra Casino Resort	Florence, IN	—	56,368	—	—	56,368	—	56,368	—	N/A	4/28/2016	N/A
Ameristar Council Bluffs	Council Bluffs, IA	—	78,707	—	—	78,707	—	78,707	—	N/A	4/28/2016	N/A
L'Auberge Baton Rouge	Baton Rouge, LA	—	199,316	—	—	199,316	—	199,316	—	N/A	4/28/2016	N/A

Boomtown Bossier City	Bossier City, LA	—	77,152	—	—	77,152	—	77,152	—	N/A	4/28/2016	N/A
Boomtown New Orleans	Boomtown, LA	—	43,761	—	—	43,761	—	43,761	—	N/A	4/28/2016	N/A
Ameristar Vicksburg	Vicksburg, MS	—	97,900	—	—	97,900	—	97,900	—	N/A	4/28/2016	N/A
Ameristar Kansas City	Kansas City, MO	—	222,231	—	—	222,231	—	222,231	—	N/A	4/28/2016	N/A
Ameristar St. Charles	St. Charles, MO	—	363,203	—	—	363,203	—	363,203	—	N/A	4/28/2016	N/A
Jackpot Properties	Jackpot, NV	—	45,045	—	—	45,045	—	45,045	—	N/A	4/28/2016	N/A
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	—	181,532	141,370	322,902	1,651	2006	9/9/2016	31
		$—	$2,057,347	$2,249,959	$179,426	$2,056,641	$2,430,090	$4,486,731	$756,550
Headquarters Property:
GLPI Corporate Office (3)	Wyomissing, PA	$—	$750	$8,465	$26	$750	$8,491	$9,241	$331	2014/2015	9/19/2014	31
		$—	$2,058,097	$2,258,424	$179,452	$2,057,391	$2,438,581	$4,495,972	$756,881

(1)The Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. and subsequently leased the assets back to Pinnacle in April 2016. As discussed further in the footnotes to the Consolidated Financial Statements, however, the Pinnacle Master Lease was bifurcated between an operating lease and a direct financing lease, resulting in the land that is subject to operating lease treatment being recorded as a real estate asset on the Company's consolidated balance sheet, while the building assets that triggered direct financing lease treatment are recorded as an investment in direct financing lease on the Company's consolidated balance sheet. Additionally, at several of the properties acquired from Pinnacle, the Company acquired land lease rights only (rights to land subject to long-term ground leases). Land lease rights are recorded as land rights on the Company's consolidated balance sheet and amortized through general and administrative expense. Therefore, although the schedule above discloses the Company's real estate investments as required, the Company directs readers to the Consolidated Financial Statements for a complete understanding of the assets acquired from Pinnacle. The aggregate cost for federal income tax purposes of the properties listed above was $6.90 billion at December 31, 2016. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

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

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Real Estate:	(in thousands)
Balance at the beginning of the period	$2,750,867	$2,742,845	$2,433,114
Acquisitions	1,745,449	—	140,730
Capital expenditures and assets placed in service	82	8,478	181,404
Dispositions	(426)	(456)	(12,403)
Balance at the end of the year	$4,495,972	$2,750,867	$2,742,845
Accumulated Depreciation:
Balance at the beginning of the period	$(660,808)	$(565,297)	$(484,488)
Depreciation expense	(96,073)	(95,511)	(92,750)
Dispositions	—	—	11,941
Balance at the end of the year	$(756,881)	$(660,808)	$(565,297)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Gaming and Leisure Properties, Inc. and Subsidiaries

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2017 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2017 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2017 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
2. Financial Statement Schedule:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2016 for GLPI.
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

Dated: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2017
William J. Clifford

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
Desiree A. Burke

/s/ DAVID A. HANDLER	Director	February 22, 2017
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	February 22, 2017
Joseph W. Marshall

/s/ E. SCOTT URDANG	Director	February 22, 2017
E. Scott Urdang

EXHIBIT INDEX

Exhibit	Description of Exhibit
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

2.3
Amendment No. 1, dated as of March 25, 2016, to Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Golder Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on March 28, 2016).

2.4
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

4.3
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

4.5
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 30, 2013, establishing the 2018 Notes and the 2023 Notes. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on November 1, 2013).

4.6
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 31, 2013, establishing the 2020 Notes. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on November 1, 2013).

4.7
Investor Rights Agreement, dated as of November 1, 2013, by and among Gaming and Leisure Properties, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 5, 2013).

4.8#*	Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan.

4.9#*	Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan.

4.10#
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

Exhibit	Description of Exhibit
4.11	Form of 2021 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.12	Form of 2026 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

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

10.7
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

10.9
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.10
Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.11
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.12
First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.13*	Second Amendment to the Master Lease, dated October 25, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

Exhibit	Description of Exhibit
10.14
Tax Matters Agreement, dated as of November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

10.15
Tax Matters Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.16
Transition Services Agreement, dated November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 7, 2013).

10.17
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.18
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

10.19#
Gaming and Leisure Properties, Inc. 2013 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on October 31, 2013).

10.20
Amended and Restated Membership Interest Purchase Agreement, dated as of December 15, 2015, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC.

10.21
Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

10.22
Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements.

#    Compensation plans and arrangements for executives and others.
*    Filed herewith.