Form 10-Q
period 2017-03-31
Gaming & Leisure Properties, Inc.
filed 2017-05-03
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	May 1, 2017
Common Stock, par value $.01 per share	208,199,736

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission (the "SEC").

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net	$3,714,190	$3,739,091
Land rights, net	588,447	590,758
Property and equipment, used in operations, net	116,447	119,427
Investment in direct financing lease, net	2,693,099	2,710,711
Cash and cash equivalents	23,361	36,556
Prepaid expenses	8,122	7,477
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	26,200
Deferred tax assets	4,678	3,922
Other assets	67,957	50,090
Total assets	$7,314,399	$7,369,330

Liabilities
Accounts payable	$955	$1,079
Accrued expenses	6,023	6,590
Accrued interest	75,671	33,743
Accrued salaries and wages	3,385	10,619
Gaming, property, and other taxes	41,580	32,584
Income taxes	2,938	—
Long-term debt, net of unamortized debt issuance costs	4,573,194	4,664,965
Deferred rental revenue	182,297	166,052
Deferred tax liabilities	264	265
Other liabilities	20,756	19,564
Total liabilities	4,907,063	4,935,461

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 208,137,358 and 207,676,827 shares issued at March 31, 2017 and December 31, 2016, respectively)	2,081	2,077
Additional paid-in capital	3,769,502	3,760,729
Retained accumulated deficit	(1,364,247)	(1,328,937)
Total shareholders’ equity	2,407,336	2,433,869
Total liabilities and shareholders’ equity	$7,314,399	$7,369,330

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues
Rental income	$165,161	$100,215
Income from direct financing lease	17,824	—
Real estate taxes paid by tenants	21,720	11,827
Total rental revenue and income from direct financing lease	204,705	112,042
Gaming, food, beverage and other	39,260	38,159
Total revenues	243,965	150,201
Less promotional allowances	(1,252)	(1,381)
Net revenues	242,713	148,820

Operating expenses
Gaming, food, beverage and other	21,076	20,987
Real estate taxes	22,143	12,207
General and administrative	21,231	20,906
Depreciation	28,257	27,083
Total operating expenses	92,707	81,183
Income from operations	150,006	67,637

Other income (expenses)
Interest expense	(53,949)	(33,401)
Interest income	464	517
Total other expenses	(53,485)	(32,884)

Income before income taxes	96,521	34,753
Income tax expense	2,530	2,004
Net income	$93,991	$32,749

Earnings per common share:
Basic earnings per common share	$0.45	$0.28
Diluted earnings per common share	$0.45	$0.27

Dividends paid per common share	$0.62	$0.56

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	207,676,827	$2,077	$3,760,729	$(1,328,937)	$2,433,869
Issuance of common stock	—	—	(105)	—	(105)
Stock option activity	333,293	3	6,700	—	6,703
Restricted stock activity	127,238	1	2,178	—	2,179
Dividends paid	—	—	—	(129,301)	(129,301)
Net income	—	—	—	93,991	93,991
Balance, March 31, 2017	208,137,358	$2,081	$3,769,502	$(1,364,247)	$2,407,336

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2017	2016

Operating activities
Net income	$93,991	$32,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,568	27,083
Amortization of debt issuance costs	3,257	5,582
Losses (gains) on dispositions of property	105	(15)
Deferred income taxes	(742)	(79)
Stock-based compensation	4,483	4,572
Straight-line rent adjustments	16,245	13,956
(Increase), decrease
Prepaid expenses and other assets	(1,070)	3,848
Increase, (decrease)
Accounts payable	(181)	45
Accrued expenses	218	(987)
Accrued interest	41,928	25,225
Accrued salaries and wages	(7,234)	(8,623)
Gaming, property and other taxes	813	(201)
Income taxes	2,938	—
Other liabilities	(630)	703
Net cash provided by operating activities	184,689	103,858
Investing activities
Capital project expenditures	(8)	(265)
Capital maintenance expenditures	(482)	(362)
Proceeds from sale of property and equipment	—	233
Principal payments on loan receivable	13,200	1,537
Deposit for pending acquisition of real estate assets	(8,230)	—
Collections of principal payments on investment in direct financing lease	17,613	—
Net cash provided by investing activities	22,093	1,143
Financing activities
Dividends paid	(129,301)	(65,670)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	4,456	23,089
Costs related to continuous equity offering	(105)	—
Financing costs	—	(709)
Repayments of long-term debt	(95,027)	(42,025)
Net cash used in financing activities	(219,977)	(85,315)
Net (decrease) increase in cash and cash equivalents	(13,195)	19,686
Cash and cash equivalents at beginning of period	36,556	41,875
Cash and cash equivalents at end of period	$23,361	$61,561

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with its indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT.

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease" and together with the Penn Master Lease, the "Master Leases").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2017, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at March 31, 2017.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on March 27, 2017 the Company entered into an agreement to purchase the real property assets of Bally's Casino Tunica and Resorts Casino Tunica (the "Tunica properties") for $82.6 million. Penn purchased the operating assets of the Tunica properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual rent of $9.0 million for the Tunica properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease. The transaction closed on May 1, 2017.

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

In order to conform to the current presentation of the statement of income, the Company combined certain line items on the condensed consolidated statement of income for the three months ended March 31, 2016. Specifically, the Company aggregated the former revenue line items gaming revenue and food, beverage and other revenue into the line item gaming, food, beverage and other revenues and aggregated the former expense line items gaming expenses and food, beverage and other expenses into the line item gaming, food, beverage and other expenses. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three months ended March 31, 2016.

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU amends certain aspects of accounting for share-based payments to employees, including (i) requiring all income tax effects of share-based awards to be recognized in the income statement when the award vests or settles and eliminating APIC pools, (ii) permitting employers to withhold the share equivalent of an employee's maximum tax liability without triggering liability accounting and (iii) allowing companies to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 on January 1, 2017 and it did not have a significant impact on how the Company accounts for share-based payments.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies an entity's goodwill impairment test by eliminating Step 2 from the test. The new guidance also amends the definition of impairment to a condition that exists when the carrying amount of goodwill exceeds its fair value. By eliminating Step 2 from the test, entities are no longer required to determine the implied fair value of goodwill by computing the fair value (at impairment testing date) of all assets and liabilities in a manner similar to that required in conjunction with business combinations. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between carrying value and fair value, when carrying value exceeds fair value. ASU 2017-04 is effective for annual reporting period beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to significantly impact its goodwill impairment testing.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13"). This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable and net investments in direct financing leases, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. At the April 1, 2015 FASB meeting, the board voted to defer the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017. The pronouncement was originally effective for annual reporting periods beginning after December 15, 2016, and companies are permitted to elect the adoption of the standard as of the original effective date. When adopted, the new guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies. The Company does not believe the majority of its revenue recognition policies will be impacted by the new standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. Currently, the Company believes only the accounting treatment for the customer loyalty programs at the TRS properties will be impacted by the adoption of ASU 2014-09. Specifically, the recognition of revenue associated with these points based programs will be impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring an increased value of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. In addition, the Company believes that upon the adoption of ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge will no longer be presented as a separate line item on the consolidated statements of income.

4.              Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under Accounting Standards Code ("ASC") 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Deferred compensation plan assets are included within other assets on the condensed consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	23,361	23,361	36,556	36,556
Deferred compensation plan assets	19,221	19,221	17,593	17,593
Loan receivable	13,000	13,000	26,200	26,200
Financial liabilities:
Long-term debt
Senior unsecured credit facility	1,195,000	1,184,900	1,290,000	1,272,852
Senior unsecured notes	3,425,000	3,556,000	3,425,000	3,573,500

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

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three months ended March 31, 2017 and 2016, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $15.1 million and $14.7 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	207,880	116,671
Assumed conversion of dilutive employee stock-based awards	695	1,821
Assumed conversion of restricted stock awards	149	122
Assumed conversion of performance-based restricted stock awards	802	203
Diluted weighted-average common shares outstanding	209,526	118,817

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$93,991	$32,749
Less: Net income allocated to participating securities	(175)	(135)
Net income attributable to common shareholders	$93,816	$32,614
Weighted-average common shares outstanding	207,880	116,671
Basic EPS	$0.45	$0.28

Calculation of diluted EPS:
Net income	$93,991	$32,749
Diluted weighted-average common shares outstanding	209,526	118,817
Diluted EPS	$0.45	$0.27

There were 23,954 and 257,321 outstanding equity based awards during the three months ended March 31, 2017 and 2016, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

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

As of March 31, 2017, there was $8.9 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.16 years. For the three months ended March 31, 2017 and 2016, the Company recognized $2.1 million and $1.8 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2017:

Number of Award Shares
Outstanding at December 31, 2016	413,242
Granted	173,902
Released	(199,348)
Canceled	—
Outstanding at March 31, 2017	387,796

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index and/or the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITS deriving at least 75% of revenues from triple-net leases. As of March 31, 2017, there was $17.2 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.16 years.  For the three months ended March 31, 2017 and 2016, the Company recognized $2.4 million and $2.7 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2017:

Number of Performance-Based Award Shares
Outstanding at December 31, 2016	1,106,000
Granted	558,000
Released	—
Canceled	—
Outstanding at March 31, 2017	1,664,000

5.              Real Estate Investments

Real estate investments, net, represents investments in 34 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Land and improvements	$2,057,391	$2,057,391
Building and improvements	2,438,583	2,438,581
Total real estate investments	4,495,974	4,495,972
Less accumulated depreciation	(781,784)	(756,881)
Real estate investments, net	$3,714,190	$3,739,091

6. Land Rights

Land rights, net represents the Company's rights to land subject to long-term ground leases. The Company acquired ground leases at several of the Pinnacle properties and immediately subleased the land back to Pinnacle. The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 33 years to 92 years at the time of the Pinnacle acquisition. Land rights net, consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Land rights	$596,921	$596,921
Less accumulated amortization	(8,474)	(6,163)
Land rights, net	$588,447	$590,758

Amortization expense related to the ground leases is recorded within general and administrative expenses in the condensed consolidated statements of income and totaled $2.3 million for the three months ended March 31, 2017.

As of March 31, 2017, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2017	$6,933
2018	9,244
2019	9,244
2020	9,244
2021	9,244
Thereafter	544,538
Total	$588,447

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	March 31, 2017	December 31, 2016
	(in thousands)
Land and improvements	$30,965	$30,965
Building and improvements	117,341	117,350
Furniture, fixtures, and equipment	113,718	114,965
Construction in progress	682	330
Total property and equipment	262,706	263,610
Less accumulated depreciation	(146,259)	(144,183)
Property and equipment, net	$116,447	$119,427

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At March 31, 2017, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	March 31, 2017	December 31, 2016
	(in thousands)
Minimum lease payments receivable	$3,370,181	$3,405,131
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	4,059,992	4,094,942
Less: unearned income	(1,366,893)	(1,384,231)
Investment in direct financing lease, net	$2,693,099	$2,710,711

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million.  GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Leases. The lease has an initial term of 15 years and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods.

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time. As of March 31, 2017, the balance of the new loan is $13.0 million. The collectability of the loan balance is reasonably assured, and as of March 31, 2017, there is no indication that the obligor will not remit all mandatory principal and interest payments in full and on time. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.

9.              Long-term Debt

Long-term debt is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Unsecured term loan A	$300,000	$300,000
Unsecured term loan A-1	825,000	825,000
Unsecured $700 million revolver	70,000	165,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
Capital lease	1,314	1,341
Total long-term debt	4,621,314	4,716,341
Less: unamortized debt issuance costs	(48,120)	(51,376)
Total long-term debt, net of unamortized debt issuance costs	$4,573,194	$4,664,965

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2017 (in thousands):

Within one year	$113
2-3 years	920,243
4-5 years	2,225,268
Over 5 years	1,475,690
Total minimum payments	$4,621,314

Senior Unsecured Credit Facility

The Company has a $1,825 million senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

At March 31, 2017, the Credit Facility had a gross outstanding balance of $1,195 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $70 million of borrowings under the revolving credit facility. Additionally, at March 31, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $629.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2017.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

Each of the 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"), 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"), 4.375% Senior Unsecured Notes due 2021 (the "2021 Notes"), 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes"), and 5.375% Senior Unsecured Notes due 2026 (the "2026 Notes") and collectively with the 2018 Notes, 2020 Notes, 2021 Notes and 2023 Notes, the "Notes") contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2017, the Company was in compliance with all required financial covenants under the Notes.

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

11. Revenue Recognition

As of March 31, 2017, 18 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

 GLPI leases the Meadows real property assets to Pinnacle under a triple-net operating lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option (the "Meadows Lease"). The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to a fixed amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Pinnacle (excluding the Meadows lease as described below) nor Casino Queen could effectively operate and run their respective business without the properties that are leased to it under the respective lease agreements with GLPI. Furthermore, at lease inception, all of Casino Queen's revenues and substantially all of Penn's and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Pinnacle and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn and Pinnacle Master Leases, Penn and Pinnacle must make their renewal election with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Pinnacle or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5-year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10 year term plus all five of the 5-year renewal options.

As described above, subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, GLPI entered into a separate triple-net lease with Pinnacle to lease the newly acquired Meadows real estate assets to Pinnacle. Because this lease involves only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. The Company concluded that failure by Pinnacle to renew the Meadows lease would not impose a significant penalty on such tenant as this property's operations represent only an incremental portion of Pinnacle's total business at lease inception. Therefore, the Company concluded that the lease term of the Meadows lease is 10 years, equal to the initial 10-year term only.

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

The following table discloses the components of gaming, food, beverage and other revenue within the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Video lottery	$31,698	$30,353
Table game	4,803	4,716
Poker	314	314
Food, beverage and other	2,445	2,776
Total gaming, food, beverage and other revenue, net of cash incentives	$39,260	$38,159

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

12.              Shareholders' Equity

Common Stock

During 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in “at the market” offerings (the “ATM Program”). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding for proposed transactions. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $400 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

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
Through March 31, 2017, GLPI sold 1,321,999 shares of its common stock at an average price of $35.00 per share under the ATM Program, which generated gross proceeds of approximately $46.3 million (net proceeds of approximately $45.5 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows real estate assets. As of March 31, 2017, the Company had $353.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2017 and 2016:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007

2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345

In addition for both the three months ended March 31, 2017 and 2016, dividend payments were made to GLPI restricted stock award holders in the amount of $0.3 million.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$204,705	$38,008	$—	$242,713	$112,042	$36,778	$—	$148,820
Income from operations	142,034	7,972	—	150,006	60,770	6,867	—	67,637
Interest, net	53,486	2,600	(2,601)	53,485	32,884	2,601	(2,601)	32,884
Income before income taxes	91,149	5,372	—	96,521	30,487	4,266	—	34,753
Income tax expense	370	2,160	—	2,530	386	1,618	—	2,004
Net income	90,779	3,212	—	93,991	30,101	2,648	—	32,749
Depreciation	25,424	2,833	—	28,257	24,212	2,871	—	27,083
Capital project expenditures	8	—	—	8	164	101	—	265
Capital maintenance expenditures	—	482	—	482	—	362	—	362

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash paid for income taxes, net of refunds received	$—	$234
Cash paid for interest	8,739	2,569

15.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized balance sheets as of March 31, 2017 and December 31, 2016, statements of income for the three months ended March 31, 2017 and 2016 and statements of cash flows for the three months ended March 31, 2017 and 2016 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At March 31, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,840,843	$1,873,347	$—	$3,714,190
Land rights, net	—	—	588,447	—	588,447
Property and equipment, used in operations, net	—	22,084	94,363	—	116,447
Investment in direct financing lease, net	—	—	2,693,099	—	2,693,099
Cash and cash equivalents	—	1,403	21,958	—	23,361
Prepaid expenses	—	4,523	3,599	—	8,122
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,407,336	5,169,785	2,918,982	(10,496,103)	—
Deferred tax assets		—	4,678	—	4,678
Other assets	—	45,997	21,960	—	67,957
Total assets	$2,407,336	$7,278,230	$8,318,531	$(10,689,698)	$7,314,399

Liabilities
Accounts payable	$—	$740	$215	$—	$955
Accrued expenses	—	414	5,609	—	6,023
Accrued interest	—	75,671	—	—	75,671
Accrued salaries and wages	—	1,653	1,732	—	3,385
Gaming, property, and other taxes	—	22,323	19,257	—	41,580
Income taxes	—	389	2,549	—	2,938
Long-term debt, net of unamortized debt issuance costs	—	4,573,194	—	—	4,573,194
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	177,160	5,137	—	182,297
Deferred tax liabilities	—	—	264	—	264
Other liabilities	—	19,351	1,405	—	20,756
Total liabilities	—	4,870,895	229,763	(193,595)	4,907,063

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2017)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 208,137,358 shares issued at March 31, 2017)	2,081	2,081	2,081	(4,162)	2,081
Additional paid-in capital	3,769,502	3,769,502	9,333,655	(13,103,157)	3,769,502
Retained accumulated (deficit) earnings	(1,364,247)	(1,364,248)	(1,246,968)	2,611,216	(1,364,247)
Total shareholders’ equity (deficit)	2,407,336	2,407,335	8,088,768	(10,496,103)	2,407,336
Total liabilities and shareholders’ equity (deficit)	$2,407,336	$7,278,230	$8,318,531	$(10,689,698)	$7,314,399

Three months ended March 31, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$97,752	$67,409	$—	$165,161
Income from direct financing lease	—	—	17,824	—	17,824
Real estate taxes paid by tenants	—	11,156	10,564	—	21,720
Total rental revenue and income from direct financing lease	—	108,908	95,797	—	204,705
Gaming, food, beverage and other	—	—	39,260	—	39,260
Total revenues	—	108,908	135,057	—	243,965
Less promotional allowances	—	—	(1,252)	—	(1,252)
Net revenues	—	108,908	133,805	—	242,713
Operating expenses
Gaming, food, beverage and other	—	—	21,076	—	21,076
Real estate taxes	—	11,183	10,960	—	22,143
General and administrative	—	10,895	10,336	—	21,231
Depreciation	—	23,248	5,009	—	28,257
Total operating expenses	—	45,326	47,381	—	92,707
Income from operations	—	63,582	86,424	—	150,006

Other income (expenses)
Interest expense	—	(53,949)	—		(53,949)
Interest income	—	—	464	—	464
Intercompany dividends and interest	—	115,773	1,123	(116,896)	—
Total other income (expenses)	—	61,824	1,587	(116,896)	(53,485)

Income (loss) before income taxes	—	125,406	88,011	(116,896)	96,521
Income tax expense	—	370	2,160	—	2,530
Net income (loss)	$—	$125,036	$85,851	$(116,896)	$93,991

Three months ended March 31, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$125,036	$85,851	$(116,896)	$93,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	23,248	7,320	—	30,568
Amortization of debt issuance costs	—	3,257	—	—	3,257
Losses on dispositions of property	—	—	105	—	105
Deferred income taxes	—	—	(742)	—	(742)
Stock-based compensation	—	4,483	—	—	4,483
Straight-line rent adjustments	—	13,956	2,289	—	16,245
(Increase) decrease,
Prepaid expenses and other assets	—	(1,856)	45	741	(1,070)
Intercompany	—	(2,195)	2,195	—	—
Increase (decrease),
Accounts payable	—	270	(451)	—	(181)
Accrued expenses	—	(20)	238	—	218
Accrued interest	—	41,928	—	—	41,928
Accrued salaries and wages	—	(6,258)	(976)	—	(7,234)
Gaming, property and other taxes	—	966	(153)	—	813
Income taxes	—	370	3,309	(741)	2,938
Other liabilities	—	1,462	(2,092)	—	(630)
Net cash provided by (used in) operating activities	—	204,647	96,938	(116,896)	184,689
Investing activities
Capital project expenditures	—	(8)	—	—	(8)
Capital maintenance expenditures	—	—	(482)	—	(482)
Principal payments on loan receivable	—	—	13,200	—	13,200
Deposit for pending acquisition of real estate assets	—	(8,230)	—	—	(8,230)
Collection of principal payments on investment in direct financing lease	—	—	17,613	—	17,613
Net cash (used in) provided by investing activities	—	(8,238)	30,331	—	22,093
Financing activities
Dividends paid	(129,301)	—	—	—	(129,301)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	4,456	—	—	—	4,456
Costs related to continuous equity offering	(105)	—	—	—	(105)
Repayments of long-term debt	—	(95,027)	—	—	(95,027)
Intercompany financing	124,950	(111,753)	(130,093)	116,896	—
Net cash (used in) provided by financing activities	—	(206,780)	(130,093)	116,896	(219,977)
Net decrease in cash and cash equivalents	—	(10,371)	(2,824)	—	(13,195)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$1,403	$21,958	$—	$23,361

At December 31, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,863,568	$1,875,523	$—	$3,739,091
Land rights, net	—	—	590,758	—	590,758
Property and equipment, used in operations, net	—	22,598	96,829	—	119,427
Investment in direct financing lease, net	—	—	2,710,711	—	2,710,711
Cash and cash equivalents	—	11,774	24,782	—	36,556
Prepaid expenses	—	3,106	3,629	742	7,477
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	26,200	—	26,200
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,433,869	5,211,835	2,947,915	(10,593,619)	—
Deferred tax assets	—	—	3,922	—	3,922
Other assets	—	37,335	12,755	—	50,090
Total assets	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Liabilities
Accounts payable	$—	$413	$666	$—	$1,079
Accrued expenses	—	434	6,156	—	6,590
Accrued interest	—	33,743	—	—	33,743
Accrued salaries and wages	—	7,911	2,708	—	10,619
Gaming, property, and other taxes	—	21,364	11,220	—	32,584
Income taxes	—	18	(760)	742	—
Long-term debt, net of unamortized debt issuance costs	—	4,664,965	—	—	4,664,965
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	163,204	2,848	—	166,052
Deferred tax liabilities	—	—	265	—	265
Other liabilities	—	17,890	1,674	—	19,564
Total liabilities	—	4,909,942	218,372	(192,853)	4,935,461

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 shares issued at December 31, 2016)	2,077	2,077	2,077	(4,154)	2,077
Additional paid-in capital	3,760,730	3,760,730	9,338,083	(13,098,814)	3,760,729
Retained accumulated (deficit) earnings	(1,328,938)	(1,328,938)	(1,180,410)	2,509,349	(1,328,937)
Total shareholders’ (deficit) equity	2,433,869	2,433,869	8,159,750	(10,593,619)	2,433,869
Total liabilities and shareholders’ (deficit) equity	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Three months ended March 31, 2016 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$96,672	$3,543	$—	$100,215
Income from direct financing lease	—	—	—	—	—
Real estate taxes paid by tenants	—	11,315	512	—	11,827
Total rental revenue and income from direct financing lease	—	107,987	4,055	—	112,042
Gaming, food, beverage and other	—	—	38,159	—	38,159
Total revenues	—	107,987	42,214	—	150,201
Less promotional allowances	—	—	(1,381)	—	(1,381)
Net revenues	—	107,987	40,833	—	148,820
Operating expenses
Gaming, food, beverage and other	—	—	20,987	—	20,987
Real estate taxes	—	11,320	887	—	12,207
General and administrative	—	15,228	5,678	—	20,906
Depreciation	—	23,451	3,632	—	27,083
Total operating expenses	—	49,999	31,184	—	81,183
Income from operations	—	57,988	9,649	—	67,637

Other income (expenses)
Interest expense	—	(33,401)	—	—	(33,401)
Interest income	—	—	517	—	517
Intercompany dividends and interest	—	9,744	5,399	(15,143)	—
Total other income (expenses)	—	(23,657)	5,916	(15,143)	(32,884)

Income (loss) before income taxes	—	34,331	15,565	(15,143)	34,753
Income tax expense	—	386	1,618	—	2,004
Net income (loss)	$—	$33,945	$13,947	$(15,143)	$32,749

Three months ended March 31, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$33,945	$13,947	$(15,143)	$32,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,451	3,632	—	27,083
Amortization of debt issuance costs	—	5,582	—	—	5,582
Gains on dispositions of property	—	—	(15)	—	(15)
Deferred income taxes	—	—	(79)	—	(79)
Stock-based compensation	—	4,572	—	—	4,572
Straight-line rent adjustments	—	13,956	—	—	13,956
(Increase) decrease,
Prepaid expenses and other assets	—	1,313	273	2,262	3,848
Intercompany	—	(579)	579	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	181	(136)	—	45
Accrued expenses	—	(803)	(184)	—	(987)
Accrued interest	—	25,225	—	—	25,225
Accrued salaries and wages	—	(7,313)	(1,310)	—	(8,623)
Gaming, property and other taxes	—	(40)	(161)	—	(201)
Income taxes	—	152	2,110	(2,262)	—
Other liabilities	—	713	(10)	—	703
Net cash provided by (used in) operating activities	—	100,355	18,646	(15,143)	103,858
Investing activities
Capital project expenditures	—	(164)	(101)	—	(265)
Capital maintenance expenditures	—	—	(362)	—	(362)
Proceeds from sale of property and equipment	—	—	233	—	233
Principal payments on loan receivable	—	—	1,537	—	1,537
Net cash (used in) provided by investing activities	—	(164)	1,307	—	1,143
Financing activities
Dividends paid	(65,670)	—	—	—	(65,670)
Proceeds from exercise of options	23,089	—	—	—	23,089
Financing costs	—	(709)	—	—	(709)
Payments of long-term debt	—	(42,025)	—	—	(42,025)
Intercompany financing	42,581	(42,581)	(15,143)	15,143	—
Net cash (used in) provided by financing activities	—	(85,315)	(15,143)	15,143	(85,315)
Net increase in cash and cash equivalents	—	14,876	4,810	—	19,686
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$23,592	$37,969	$—	$61,561

16.       Subsequent Events

On May 1, 2017, the Company acquired the real property assets of Bally's Casino Tunica and Resorts CasinoTunica for an aggregate purchase price of $82.6 million. These assets were immediately leased to Penn under the Penn Master Lease, under the same terms and conditions as the other properties subject to the Penn Master Lease.

On April 25, 2017, the Company declared its second quarter dividend of $0.62 per common share, payable on June 30, 2017 to shareholders of record on June 16, 2017.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2017, GLPI’s portfolio consisted of 36 gaming and related facilities, including the TRS Properties, the real property associated with 18 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at March 31, 2017.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on March 27, 2017 the Company entered into an agreement to purchase the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.6 million. Penn purchased the operating assets of the Tunica properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual rent of $9.0 million for the Tunica properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease. The transaction closed on May 1, 2017.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of March 31, 2017, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 605, we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the condensed consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $242.7 million and $150.0 million, respectively, for the three months ended March 31, 2017, compared to $148.8 million and $67.6 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease. Rental revenue and income from the direct financing lease were $204.7 million for the three months ended March 31, 2017 and $112.0 million for the three months ended March 31, 2016. Rental revenue and income from the direct financing lease increased by $92.7 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, primarily due to the Pinnacle transaction which increased rental income, income from the direct financing lease and the revenue recorded for real estate taxes paid by our tenants.

•
Net revenues for our TRS Properties increased by $1.2 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, primarily due to increased gaming revenues at Hollywood Casino Baton Rouge, partially offset by decreased food and beverage revenues at Hollywood Casino Perryville due to outsourcing the operation of its food outlets during the first quarter of 2017.

•
Total operating expenses increased by $11.5 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, driven by an increase in real estate tax expense, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio. This real estate tax expense is offset in our revenues as described above.

•
Other expenses, net increased by $20.6 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, driven by increases in interest expense related to the Company's April 2016 borrowings.

•	Net income increased by $61.2 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On March 27, 2017 the Company entered into an agreement to purchase the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.6 million. Penn purchased the operating assets of the Tunica properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual rent of $9.0 million for the Tunica properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease. The transaction closed on May 1, 2017.

•
On September 9, 2016, the Company purchased the real property assets of the Meadows from CCR. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets directly from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option.

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

TRS Properties

•
During the first quarter of 2017, Hollywood Casino Perryville outsourced the operation of its food and beverage outlets to a third party provider. Employees of these outlets are now employees of the third party; therefore both Hollywood Casino Perryville's revenues and expenses related to food and beverage decreased during the three months ended March 31, 2017 as compared to the corresponding period in the prior year.

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

We believe the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2017.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn and a wholly-owned subsidiary of Pinnacle lease substantially all of our properties, pursuant to their respective Master Leases, and account for a significant portion of our revenue.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues
Rental income	$165,161	$100,215
Income from direct financing lease	17,824	—
Real estate taxes paid by tenants	21,720	11,827
Total rental revenue and income from direct financing lease	204,705	112,042
Gaming, food, beverage and other	39,260	38,159
Total revenues	243,965	150,201
Less promotional allowances	(1,252)	(1,381)
Net revenues	242,713	148,820
Operating expenses
Gaming, food, beverage and other	21,076	20,987
Real estate taxes	22,143	12,207
General and administrative	21,231	20,906
Depreciation	28,257	27,083
Total operating expenses	92,707	81,183
Income from operations	$150,006	$67,637

Certain information regarding our results of operations by segment for the three months ended March 31, 2017 and 2016 is summarized below:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$204,705	$112,042	$142,034	$60,770
TRS Properties	38,008	36,778	7,972	6,867
Total	$242,713	$148,820	$150,006	$67,637

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation, amortization of land rights, straight-line rent adjustments and direct financing lease adjustments, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments and the amortization of land rights.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$93,991	$32,749
Losses or (gains) from dispositions of property	105	(15)
Real estate depreciation	24,903	23,691
Funds from operations	$118,999	$56,425
Straight-line rent adjustments	16,245	13,956
Direct financing lease adjustments	17,613	—
Other depreciation	3,354	3,392
Amortization of land rights	2,311	—
Amortization of debt issuance costs	3,257	5,582
Stock based compensation	4,483	4,572
Maintenance CAPEX	(482)	(362)
Adjusted funds from operations	$165,780	$83,565
Interest, net	53,485	32,884
Income tax expense	2,530	2,004
Maintenance CAPEX	482	362
Amortization of debt issuance costs	(3,257)	(5,582)
Adjusted EBITDA	$219,020	$113,233

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2017	2016	2017	2016
	(in thousands)

Net income	$90,779	$30,101	$3,212	$2,648
Losses or (gains) from dispositions of property	—	—	105	(15)
Real estate depreciation	24,903	23,691	—	—
Funds from operations	$115,682	$53,792	$3,317	$2,633
Straight-line rent adjustments	16,245	13,956	—	—
Direct financing lease adjustments	17,613	—	—	—
Other depreciation	521	521	2,833	2,871
Amortization of land rights	2,311	—	—	—
Debt issuance costs amortization	3,257	5,582	—	—
Stock based compensation	4,483	4,572	—	—
Maintenance CAPEX	—	—	(482)	(362)
Adjusted funds from operations	$160,112	$78,423	$5,668	$5,142
Interest, net (1)	50,885	30,283	2,600	2,601
Income tax expense	370	386	2,160	1,618
Maintenance CAPEX	—	—	482	362
Debt issuance costs amortization	(3,257)	(5,582)	—	—
Adjusted EBITDA	$208,110	$103,510	$10,910	$9,723

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2017 and 2016.

Net income for our GLP Capital segment was $90.8 million for the three months ended March 31, 2017 and $30.1 million for the three months ended March 31, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $115.7 million, $160.1 million and $208.1 million, respectively, for the three months ended March 31, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $53.8 million, $78.4 million and $103.5 million, respectively, for the three months ended March 31, 2016. The significant increase in net income for our GLP Capital segment for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily driven by a $92.7 million increase in net revenues, partially offset by a $11.4 million increase in operating expenses and a $20.6 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants, also resulting from the addition of the Pinnacle properties to our real estate portfolio. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, the inclusion of adjustments for our direct financing lease and the amortization of land rights related to the ground leases acquired with Pinnacle, and increased straight-line rent adjustments related to our new Meadows lease, partially offset by lower debt issuance costs amortization, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Net income and FFO increased by $0.6 million and $0.7 million, respectively, for our TRS Properties segment for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. AFFO increased by $0.5 million and Adjusted EBITDA increased by $1.2 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 for our TRS Properties segment. Net income, FFO and AFFO for our TRS Properties segment increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased revenues Hollywood Casino Baton Rouge. Adjusted EBITDA for our TRS Properties segment increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the reason described above, in addition to higher income taxes during the three months ended March 31, 2017.

Revenues

Revenues for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$204,705	$112,042	$92,663	82.7%
Gaming, food, beverage and other	39,260	38,159	1,101	2.9%
Total revenues	243,965	150,201	93,764	62.4%
Less promotional allowances	(1,252)	(1,381)	129	9.3%
Net revenues	$242,713	$148,820	$93,893	63.1%

Total rental revenue and income from direct financing lease

For the three months ended March 31, 2017 and 2016, rental revenue and income from the direct financing lease were $204.7 million and $112.0 million, respectively, for our GLP Capital segment, which included $21.7 million and $11.8 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease.

In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its condensed consolidated statement of income, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $92.7 million or 82.7% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $59.8 million of rental revenue, $17.8 million of interest income from the direct financing lease and $9.6 million of real estate tax income to net revenues for the three months ended March 31, 2017. The Penn rent escalator contributed an increase of $1.1 million of rental revenue for three months ended March 31, 2017, as compared to the three months ended March 31, 2016, while the Meadows Lease contributed $4.1 million to net revenues for the three months ended March 31, 2017.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment increased by $1.1 million, or 2.9%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to an increase in revenues of $1.6 million at Hollywood Casino Baton Rouge, resulting from increased patronage, partially offset by a $0.5 million decrease in food and beverage revenue at Hollywood Casino Perryville due to outsourcing the operation of its food and beverage outlets during the first quarter of 2017.

Operating expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$21,076	$20,987	$89	0.4%
Real estate taxes	22,143	12,207	9,936	81.4%
General and administrative	21,231	20,906	325	1.6%
Depreciation	28,257	27,083	1,174	4.3%
Total operating expenses	$92,707	$81,183	$11,524	14.2%

Real estate taxes

Real estate tax expense increased by $9.9 million, or 81.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle and Meadows properties. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposes under ASC 605.

Depreciation

Depreciation expense increased by $1.2 million, or 4.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to depreciation related to the acquired Meadows' real estate assets. The building assets acquired from Pinnacle qualified for direct financing lease treatment and as such are not recorded as fixed assets on our balance sheet and have no depreciation associated with them.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Interest expense	$(53,949)	$(33,401)	$(20,548)	(61.5)%
Interest income	464	517	(53)	(10.3)%
Total other expenses	$(53,485)	$(32,884)	$(20,601)	(62.6)%

Interest expense

Interest expense increased by $20.5 million or 61.5% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to interest expense related to the issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility during April 2016. The additional borrowings were utilized to finance the Pinnacle acquisition.

Taxes

During the three months ended March 31, 2017 and 2016, income tax expense was approximately $2.5 million and $2.0 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 2.6% for the three months ended March 31, 2017, as compared to 5.8% for the three months ended March 31, 2016. The decline in our effective tax rate is primarily due to the additional REIT income earned in the three months ended March 31, 2017, which is not subject to income tax.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $184.7 million and $103.9 million, respectively, during the three months ended March 31, 2017 and 2016. The increase in net cash provided by operating activities of $80.8 million for the three months ended March 31, 2017 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $84.1 million (excluding $17.6 million of cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid to employees of $5.6 million, partially offset by increases in cash paid for operating expenses of $2.9 million and cash paid for interest of $6.2 million. The increase in cash receipts collected from our customers and tenants for the three months ended March 31, 2017 compared to the corresponding period in the prior year was primarily due to the rent received under the Pinnacle Master Lease and the Meadows Lease, as well as the impact of the Penn rent escalator, while the increase in cash paid for interest was related to the Company's April 2016 borrowings.

Investing activities provided cash of $22.1 million and $1.1 million, respectively, during the three months ended March 31, 2017 and 2016.  Net cash provided by investing activities during the three months ended March 31, 2017 consisted of a net payment of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $17.6 million, partially offset by an $8.2 million cash deposit related to the then pending acquisition of the Tunica real estate assets and capital expenditures of $0.5 million. Net cash provided by investing activities during the three months ended March 31, 2016 included principal payments of $1.5 million made by Casino Queen on their five-year term loan and proceeds from the sale of property and equipment of $0.2 million, partially offset by capital expenditures of $0.6 million.

Financing activities used cash of $220.0 million and $85.3 million, respectively, during the three months ended March 31, 2017 and 2016. Net cash used by financing activities during the three months ended March 31, 2017 included dividend payments of $129.3 million and repayments of long-term debt of $95.0 million, partially offset by proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $4.5 million. Net cash used in financing activities during the three months ended March 31, 2016 included dividend payments of $65.7 million and repayments of long-term debt and financing costs of $42.7 million, partially offset by proceeds from stock options exercises of $23.1 million.

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

During the three months ended March 31, 2017 and 2016, the TRS Properties spent approximately $0.5 million and $0.4 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At March 31, 2017, the Credit Facility had a gross outstanding balance of $1,195 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $70 million of borrowings under the revolving credit facility. Additionally, at March 31, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.9 million, resulting in $629.1 million of available borrowing capacity under the revolving credit facility as of March 31, 2017. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At March 31, 2017, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,621.3 million at March 31, 2017. Furthermore, $3,425.0 million of our obligations at March 31, 2017, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from one-half to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2017.

	04/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20- 12/31/20	01/01/21-12/31/21	Thereafter	Total	Fair Value at 3/31/2017
	(in thousands)
Long-term debt:
Fixed rate	$—	$550,000	$—	$1,000,000	$400,000	$1,475,000	$3,425,000	$3,556,000
Average interest rate		4.38%		4.88%	4.38%	5.38%

Variable rate	$—	$370,000	$—	$—	$825,000	$—	$1,195,000	$1,184,900
Average interest rate (1)		3.92%			4.57%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in "Note 10: Commitments and Contingencies" in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

10.2*	Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

May 3, 2017	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*	Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

10.2*	Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith