Form 10-Q
period 2017-06-30
Gaming & Leisure Properties, Inc.
filed 2017-07-31
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	July 27, 2017
Common Stock, par value $.01 per share	212,486,894

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net	$3,712,310	$3,739,091
Land rights, net	645,603	590,758
Property and equipment, used in operations, net	114,413	119,427
Investment in direct financing lease, net	2,674,866	2,710,711
Cash and cash equivalents	29,510	36,556
Prepaid expenses	4,379	7,477
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	26,200
Deferred tax assets	5,246	3,922
Other assets	72,795	50,090
Total assets	$7,357,220	$7,369,330

Liabilities
Accounts payable	$432	$1,079
Accrued expenses	7,369	6,590
Accrued interest	33,172	33,743
Accrued salaries and wages	4,825	10,619
Gaming, property, and other taxes	49,283	32,584
Long-term debt, net of unamortized debt issuance costs	4,521,423	4,664,965
Deferred rental revenue	198,790	166,052
Deferred tax liabilities	294	265
Other liabilities	22,865	19,564
Total liabilities	4,838,453	4,935,461

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,217,855 and 207,676,827 shares issued at June 30, 2017 and December 31, 2016, respectively)	2,122	2,077
Additional paid-in capital	3,916,328	3,760,729
Retained accumulated deficit	(1,399,683)	(1,328,937)
Total shareholders’ equity	2,518,767	2,433,869
Total liabilities and shareholders’ equity	$7,357,220	$7,369,330

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Rental income	$167,763	$142,101	$332,924	$242,316
Income from direct financing lease	18,516	12,631	36,340	12,631
Real estate taxes paid by tenants	20,840	15,673	42,560	27,500
Total rental revenue and income from direct financing lease	207,119	170,405	411,824	282,447
Gaming, food, beverage and other	37,489	38,371	76,749	76,530
Total revenues	244,608	208,776	488,573	358,977
Less promotional allowances	(1,217)	(1,415)	(2,469)	(2,796)
Net revenues	243,391	207,361	486,104	356,181

Operating expenses
Gaming, food, beverage and other	20,669	21,189	41,745	42,176
Real estate taxes	20,912	16,075	43,055	28,282
General and administrative	20,691	22,261	41,922	43,167
Depreciation	28,423	27,019	56,680	54,102
Total operating expenses	90,695	86,544	183,402	167,727
Income from operations	152,696	120,817	302,702	188,454

Other income (expenses)
Interest expense	(54,657)	(45,936)	(108,606)	(79,337)
Interest income	487	654	951	1,171
Total other expenses	(54,170)	(45,282)	(107,655)	(78,166)

Income before income taxes	98,526	75,535	195,047	110,288
Income tax expense	2,192	2,271	4,722	4,275
Net income	$96,334	$73,264	$190,325	$106,013

Earnings per common share:
Basic earnings per common share	$0.46	$0.40	$0.91	$0.70
Diluted earnings per common share	$0.45	$0.39	$0.90	$0.69

Dividends paid per common share	$0.62	$0.56	$1.24	$1.12

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	207,676,827	$2,077	$3,760,729	$(1,328,937)	$2,433,869
Issuance of common stock	3,864,872	38	139,341	—	139,379
Stock option activity	515,611	5	10,868	—	10,873
Restricted stock activity	160,545	2	5,390	—	5,392
Dividends paid	—	—	—	(261,071)	(261,071)
Net income	—	—	—	190,325	190,325
Balance, June 30, 2017	212,217,855	$2,122	$3,916,328	$(1,399,683)	$2,518,767

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2017	2016

Operating activities
Net income	$190,325	$106,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,580	55,643
Amortization of debt issuance costs	6,513	8,632
Losses (gains) on dispositions of property	94	(15)
Deferred income taxes	(1,280)	(824)
Stock-based compensation	8,256	9,163
Straight-line rent adjustments	32,738	27,912
(Increase), decrease
Prepaid expenses and other assets	(663)	(4,931)
Increase, (decrease)
Accounts payable	(704)	(245)
Accrued expenses	837	(3,638)
Accrued interest	(571)	12,352
Accrued salaries and wages	(5,794)	(979)
Gaming, property and other taxes	(573)	556
Income taxes	—	—
Other liabilities	1,482	703
Net cash provided by operating activities	292,240	210,342
Investing activities
Capital project expenditures	(68)	(269)
Capital maintenance expenditures	(1,727)	(1,197)
Proceeds from sale of property and equipment	11	234
Principal payments on loan receivable	13,200	2,075
Acquisition of real estate assets	(82,866)	(2,940,490)
Collections of principal payments on investment in direct financing lease	35,845	12,525
Net cash used in investing activities	(35,605)	(2,927,122)
Financing activities
Dividends paid	(261,071)	(179,122)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	8,065	54,527
Proceeds from issuance of common stock, net of issuance costs	139,380	825,198
Proceeds from issuance of long-term debt	100,000	2,337,000
Financing costs	—	(31,908)
Repayments of long-term debt	(250,055)	(307,051)
Net cash (used in) provided by financing activities	(263,681)	2,698,644
Net decrease in cash and cash equivalents	(7,046)	(18,136)
Cash and cash equivalents at beginning of period	36,556	41,875
Cash and cash equivalents at end of period	$29,510	$23,739

See Note15 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2017.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on May 1, 2017 the Company purchased the real property assets of Bally's Casino Tunica and Resorts Casino Tunica (the "Tunica Properties") for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease. See Note 5 for additional information on the acquisition of the Tunica Properties.

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

In order to conform to the current presentation of the statement of income, the Company combined certain line items on the condensed consolidated statements of income for the three and six months ended June 30, 2016. Specifically, the Company aggregated the former revenue line items gaming revenue and food, beverage and other revenue into the line item gaming, food, beverage and other revenues and aggregated the former expense line items gaming expenses and food, beverage and other expenses into the line item gaming, food, beverage and other expenses. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three and six months ended June 30, 2016.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards' terms and conditions subsequent to the grant date are unusual and infrequent in nature.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies an entity's goodwill impairment test by eliminating Step 2 from the test. The new guidance also amends the definition of impairment to a condition that exists when the carrying amount of goodwill exceeds its fair value. By eliminating Step 2 from the test, entities are no longer required to determine the implied fair value of goodwill by computing the fair value (at impairment testing date) of all assets and liabilities in a manner similar to that required in conjunction with business combinations. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between carrying value and fair value, when carrying value exceeds fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to significantly impact its goodwill impairment testing.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	29,510	29,510	36,556	36,556
Deferred compensation plan assets	20,150	20,150	17,593	17,593
Loan receivable	13,000	13,000	26,200	26,200
Financial liabilities:
Long-term debt
Senior unsecured credit facility	1,140,000	1,133,435	1,290,000	1,272,852
Senior unsecured notes	3,425,000	3,646,375	3,425,000	3,573,500

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

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and six months ended June 30, 2017, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $14.8 million and $29.9 million, respectively, as compared to $15.2 million and $29.9 million for the three and six months ended June 30, 2016

Earnings Per Share

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	209,747	183,965	208,818	150,318
Assumed conversion of dilutive employee stock-based awards	714	2,454	714	2,212
Assumed conversion of restricted stock awards	123	138	139	139
Assumed conversion of performance-based restricted stock awards	1,218	425	1,153	361
Diluted weighted-average common shares outstanding	211,802	186,982	210,824	153,030

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$96,334	$73,264	$190,325	$106,013
Less: Net income allocated to participating securities	(159)	(170)	(315)	(301)
Net income attributable to common shareholders	$96,175	$73,094	$190,010	$105,712
Weighted-average common shares outstanding	209,747	183,965	208,818	150,318
Basic EPS	$0.46	$0.40	$0.91	$0.70

Calculation of diluted EPS:
Net income	$96,334	$73,264	$190,325	$106,013
Diluted weighted-average common shares outstanding	211,802	186,982	210,824	153,030
Diluted EPS	$0.45	$0.39	$0.90	$0.69

There were 3,887 and 13,486 outstanding equity based awards during the three and six months ended June 30, 2017, respectively, that were not included in the computation of diluted EPS because they were antidilutive. There were 111,818 and 139,445 outstanding equity based awards during the three and six months ended June 30, 2016, respectively, that were not included in the computation of diluted EPS because of being antidilutive.

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

As of June 30, 2017, there was $7.9 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.04 years. For the three and six months ended June 30, 2017, the Company recognized $1.4 million and $3.5 million, respectively, of compensation expense associated with these awards, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2016, respectively.

The following table contains information on restricted stock award activity for the six months ended June 30, 2017:

Number of Award Shares
Outstanding at December 31, 2016	413,242
Granted	184,391
Released	(249,001)
Canceled	(1,976)
Outstanding at June 30, 2017	346,656

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITS deriving at least 75% of revenues from triple-net leases. As of June 30, 2017, there was $14.8 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.97 years.  For the three and six months ended June 30, 2017, the Company recognized $2.4 million and $4.8 million, respectively, of compensation expense associated with these awards, compared to $2.7 million and $5.4 million for the three and six months ended June 30, 2016, respectively,

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2017:

Number of Performance-Based Award Shares
Outstanding at December 31, 2016	1,106,000
Granted	558,000
Released	—
Canceled	—
Outstanding at June 30, 2017	1,664,000

5. Acquisitions

On May 1, 2017, the Company acquired the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.9 million. The Company acquired both Bally's Casino Tunica and Resorts Casino Tunica, as well as the Resorts Hotel and land at Bally's Casino Tunica. Land rights to three long-term ground leases related to the Tunica Properties were also acquired in the transaction. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under these ground leases. As the primary obligor under these ground leases, the Company will record annual obligations of $2.7 million in its financial statements as both revenue and expense. However, the Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

6.              Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Land and improvements	$2,057,627	$2,057,391
Building and improvements	2,461,572	2,438,581
Construction in progress	3	—
Total real estate investments	4,519,202	4,495,972
Less accumulated depreciation	(806,892)	(756,881)
Real estate investments, net	$3,712,310	$3,739,091

7. Land Rights

Land rights, net represent the Company's rights to land subject to long-term ground leases. The Company obtained ground lease rights through the acquisition of several of its rental properties and immediately subleased the land to its tenants. These land rights represent the below market value of the related ground leases. The Company assessed the acquired ground leases to determine if the lease terms were favorable or unfavorable, given market conditions at the acquisition date. Because the market rents to be received under the Company's triple-net tenant leases were greater than the rents to be paid under the acquired ground leases, the Company concluded that the ground leases were below market and were therefore required to be recorded as a definite lived asset (land rights) on its books.

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Land rights	$656,666	$596,921
Less accumulated amortization	(11,063)	(6,163)
Land rights, net	$645,603	$590,758

Amortization expense related to the ground leases is recorded within general and administrative expenses in the condensed consolidated statements of income and totaled $2.6 million and $4.9 million for the three and six months ended June 30, 2017. Amortization expense related to the ground leases totaled $1.5 million for both the three and six months ended June 30, 2016.

As of June 30, 2017, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2017	$5,455
2018	10,910
2019	10,910
2020	10,910
2021	10,910
Thereafter	596,508
Total	$645,603

8.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2017	December 31, 2016
	(in thousands)
Land and improvements	$30,965	$30,965
Building and improvements	117,518	117,350
Furniture, fixtures, and equipment	113,596	114,965
Construction in progress	231	330
Total property and equipment	262,310	263,610
Less accumulated depreciation	(147,897)	(144,183)
Property and equipment, net	$114,413	$119,427

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At June 30, 2017, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	June 30, 2017	December 31, 2016
	(in thousands)
Minimum lease payments receivable	$3,334,841	$3,405,131
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	4,024,652	4,094,942
Less: unearned income	(1,349,786)	(1,384,231)
Investment in direct financing lease, net	$2,674,866	$2,710,711

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time. As of June 30, 2017, the balance of the new loan is $13.0 million. The collectability of the loan balance is reasonably assured, and as of June 30, 2017, there is no indication that the obligor will not remit all mandatory principal and interest payments in full and on time. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.

10.              Long-term Debt

Long-term debt is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Unsecured term loan A	$300,000	$300,000
Unsecured term loan A-1	825,000	825,000
Unsecured $700 million revolver	15,000	165,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
Capital lease	1,286	1,341
Total long-term debt	4,566,286	4,716,341
Less: unamortized debt issuance costs	(44,863)	(51,376)
Total long-term debt, net of unamortized debt issuance costs	$4,521,423	$4,664,965

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2017 (in thousands):

Within one year	$115
2-3 years	865,246
4-5 years	2,225,271
Over 5 years	1,475,654
Total minimum payments	$4,566,286

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

At June 30, 2017, the Credit Facility had a gross outstanding balance of $1,140 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $15 million of borrowings under the revolving credit facility. Additionally, at June 30, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $684.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2017.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At June 30, 2017, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

11.              Commitments and Contingencies

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

12. Revenue Recognition

As of June 30, 2017, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

The following table discloses the components of gaming, food, beverage and other revenue within the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Video lottery	$30,318	$30,765	$62,016	$61,118
Table game	4,451	4,475	9,254	9,191
Poker	270	299	584	613
Food, beverage and other	$2,450	$2,832	4,895	5,608
Total gaming, food, beverage and other revenue, net of cash incentives	$37,489	$38,371	$76,749	$76,530

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

13.              Shareholders' Equity

Common Stock

During August 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in “at the market” offerings (the “ATM Program”). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding for proposed transactions. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $400 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

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
During the three months ended June 30, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of June 30, 2017, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2017 and 2016:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554

2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212

In addition, for the three and six months ended June 30, 2017, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.5 million, respectively, as compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

14.       Segment Information

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$207,119	$36,272	$—	$243,391	$170,405	$36,956	$—	$207,361
Income from operations	145,401	7,295	—	152,696	113,546	7,271	—	120,817
Interest, net	54,171	2,601	(2,602)	54,170	45,284	2,600	(2,602)	45,282
Income before income taxes	93,832	4,694	—	98,526	70,864	4,671	—	75,535
Income tax expense	242	1,950	—	2,192	210	2,061	—	2,271
Net income	93,590	2,744	—	96,334	70,654	2,610	—	73,264
Depreciation	25,626	2,797	—	28,423	24,197	2,822	—	27,019
Capital project expenditures, net of reimbursements	60	—	—	60	4	—	—	4
Capital maintenance expenditures	—	1,245	—	1,245	—	835	—	835

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$411,824	$74,280	$—	$486,104	$282,447	$73,734	$—	$356,181
Income from operations	287,435	15,267	—	302,702	174,316	14,138	—	188,454
Interest, net	107,657	5,201	(5,203)	107,655	78,168	5,201	(5,203)	78,166
Income before income taxes	184,981	10,066	—	195,047	101,351	8,937	—	110,288
Income tax expense	612	4,110	—	4,722	596	3,679	—	4,275
Net income	184,369	5,956	—	190,325	100,755	5,258	—	106,013
Depreciation	51,050	5,630	—	56,680	48,409	5,693	—	54,102
Capital project expenditures	68	—	—	68	168	101	—	269
Capital maintenance expenditures	—	1,727	—	1,727	—	1,197	—	1,197

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

15.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cash paid for income taxes, net of refunds received	$6,424	$2,796	$6,424	$3,030
Cash paid for interest	93,874	55,732	102,613	58,301

Noncash Investing and Financing Activities

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. In addition to the cash consideration paid to Pinnacle, the Company also issued equity to partially finance the transaction. The Company issued shares of common stock with an aggregate value of $1.824 billion (approximately 56.0 million shares of common stock) in partial exchange for the assets acquired.

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

Summarized balance sheets as of June 30, 2017 and December 31, 2016, statements of income for the three and six months ended June 30, 2017 and 2016 and statements of cash flows for the six months ended June 30, 2017 and 2016 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At June 30, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,841,065	$1,871,245	$—	$3,712,310
Land rights, net	—	59,468	586,135	—	645,603
Property and equipment, used in operations, net	—	21,592	92,821	—	114,413
Investment in direct financing lease, net	—	—	2,674,866	—	2,674,866
Cash and cash equivalents	—	5,535	23,975	—	29,510
Prepaid expenses	—	1,639	1,988	752	4,379
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,518,767	5,146,315	3,028,209	(10,693,291)	—
Deferred tax assets		—	5,246	—	5,246
Other assets	—	44,054	28,741	—	72,795
Total assets	$2,518,767	$7,313,263	$8,411,324	$(10,886,134)	$7,357,220

Liabilities
Accounts payable	$—	$184	$248	$—	$432
Accrued expenses	—	1,287	6,082	—	7,369
Accrued interest	—	33,172	—	—	33,172
Accrued salaries and wages	—	2,738	2,087	—	4,825
Gaming, property, and other taxes	—	24,186	25,097	—	49,283
Income taxes	—	(108)	(644)	752	—
Long-term debt, net of unamortized debt issuance costs	—	4,521,423	—	—	4,521,423
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	191,364	7,426	—	198,790
Deferred tax liabilities	—	—	294	—	294
Other liabilities	—	20,252	2,613	—	22,865
Total liabilities	—	4,794,498	236,798	(192,843)	4,838,453

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2017)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,217,855 shares issued at June 30, 2017)	2,122	2,122	2,122	(4,244)	2,122
Additional paid-in capital	3,916,328	3,916,330	9,480,631	(13,396,961)	3,916,328
Retained accumulated (deficit) earnings	(1,399,683)	(1,399,687)	(1,308,227)	2,707,914	(1,399,683)
Total shareholders’ equity (deficit)	2,518,767	2,518,765	8,174,526	(10,693,291)	2,518,767
Total liabilities and shareholders’ equity (deficit)	$2,518,767	$7,313,263	$8,411,324	$(10,886,134)	$7,357,220

Three months ended June 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$99,647	$68,116	$—	$167,763
Income from direct financing lease	—	—	18,516	—	18,516
Real estate taxes paid by tenants	—	10,927	9,913	—	20,840
Total rental revenue and income from direct financing lease	—	110,574	96,545	—	207,119
Gaming, food, beverage and other	—	—	37,489	—	37,489
Total revenues	—	110,574	134,034	—	244,608
Less promotional allowances	—	—	(1,217)	—	(1,217)
Net revenues	—	110,574	132,817	—	243,391
Operating expenses
Gaming, food, beverage and other	—	—	20,669	—	20,669
Real estate taxes	—	10,946	9,966	—	20,912
General and administrative	—	10,648	10,043	—	20,691
Depreciation	—	23,450	4,973	—	28,423
Total operating expenses	—	45,044	45,651	—	90,695
Income from operations	—	65,530	87,166	—	152,696

Other income (expenses)
Interest expense	—	(54,657)	—	—	(54,657)
Interest income	—	—	487	—	487
Intercompany dividends and interest	—	107,546	4,398	(111,944)	—
Total other income (expenses)	—	52,889	4,885	(111,944)	(54,170)

Income (loss) before income taxes	—	118,419	92,051	(111,944)	98,526
Income tax expense	—	242	1,950	—	2,192
Net income (loss)	$—	$118,177	$90,101	$(111,944)	$96,334

Six months ended June 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$197,399	$135,525	$—	$332,924
Income from direct financing lease	—	—	36,340	—	36,340
Real estate taxes paid by tenants	—	22,083	20,477	—	42,560
Total rental revenue and income from direct financing lease	—	219,482	192,342	—	411,824
Gaming, food, beverage and other	—	—	76,749	—	76,749
Total revenues	—	219,482	269,091	—	488,573
Less promotional allowances	—	—	(2,469)	—	(2,469)
Net revenues	—	219,482	266,622	—	486,104
Operating expenses
Gaming, food, beverage and other	—	—	41,745	—	41,745
Real estate taxes	—	22,129	20,926	—	43,055
General and administrative	—	21,543	20,379	—	41,922
Depreciation	—	46,698	9,982	—	56,680
Total operating expenses	—	90,370	93,032	—	183,402
Income from operations	—	129,112	173,590	—	302,702

Other income (expenses)
Interest expense	—	(108,606)	—	—	(108,606)
Interest income	—	—	951	—	951
Intercompany dividends and interest	—	223,319	5,521	(228,840)	—
Total other income (expenses)	—	114,713	6,472	(228,840)	(107,655)

Income (loss) before income taxes	—	243,825	180,062	(228,840)	195,047
Income tax expense	—	612	4,110	—	4,722
Net income (loss)	$—	$243,213	$175,952	$(228,840)	$190,325

Six months ended June 30, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$243,213	$175,952	$(228,840)	$190,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	46,975	14,605	—	61,580
Amortization of debt issuance costs	—	6,513	—	—	6,513
Losses on dispositions of property	—	—	94	—	94
Deferred income taxes	—	—	(1,280)	—	(1,280)
Stock-based compensation	—	8,256	—	—	8,256
Straight-line rent adjustments	—	28,160	4,578	—	32,738
(Increase) decrease,
Prepaid expenses and other assets	—	(1,402)	750	(11)	(663)
Intercompany	—	(494)	494	—	—
Increase (decrease),
Accounts payable	—	(286)	(418)	—	(704)
Accrued expenses	—	516	321	—	837
Accrued interest	—	(571)	—	—	(571)
Accrued salaries and wages	—	(5,173)	(621)	—	(5,794)
Gaming, property and other taxes	—	(692)	119	—	(573)
Income taxes	—	(127)	116	11	—
Other liabilities	—	2,364	(882)	—	1,482
Net cash provided by (used in) operating activities	—	327,252	193,828	(228,840)	292,240
Investing activities
Capital project expenditures	—	(68)	—	—	(68)
Capital maintenance expenditures	—	—	(1,727)	—	(1,727)
Proceeds from sale of property and equipment	—	—	11	—	11
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	—	—	(82,866)
Collection of principal payments on investment in direct financing lease	—	—	35,845	—	35,845
Net cash (used in) provided by investing activities	—	(82,934)	47,329	—	(35,605)
Financing activities
Dividends paid	(261,071)	—	—	—	(261,071)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	8,065	—	—	—	8,065
Proceeds from issuance of common stock, net of issuance costs	139,380	—	—	—	139,380
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Repayments of long-term debt	—	(250,055)	—	—	(250,055)
Intercompany financing	113,626	(100,502)	(241,964)	228,840	—
Net cash (used in) provided by financing activities	—	(250,557)	(241,964)	228,840	(263,681)
Net decrease in cash and cash equivalents	—	(6,239)	(807)	—	(7,046)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$5,535	$23,975	$—	$29,510

At December 31, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,863,568	$1,875,523	$—	$3,739,091
Land rights, net	—	—	590,758	—	590,758
Property and equipment, used in operations, net	—	22,598	96,829	—	119,427
Investment in direct financing lease, net	—	—	2,710,711	—	2,710,711
Cash and cash equivalents	—	11,774	24,782	—	36,556
Prepaid expenses	—	3,106	3,629	742	7,477
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	26,200	—	26,200
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,433,869	5,211,835	2,947,915	(10,593,619)	—
Deferred tax assets	—	—	3,922	—	3,922
Other assets	—	37,335	12,755	—	50,090
Total assets	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Liabilities
Accounts payable	$—	$413	$666	$—	$1,079
Accrued expenses	—	434	6,156	—	6,590
Accrued interest	—	33,743	—	—	33,743
Accrued salaries and wages	—	7,911	2,708	—	10,619
Gaming, property, and other taxes	—	21,364	11,220	—	32,584
Income taxes	—	18	(760)	742	—
Long-term debt, net of unamortized debt issuance costs	—	4,664,965	—	—	4,664,965
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	163,204	2,848	—	166,052
Deferred tax liabilities	—	—	265	—	265
Other liabilities	—	17,890	1,674	—	19,564
Total liabilities	—	4,909,942	218,372	(192,853)	4,935,461

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 shares issued at December 31, 2016)	2,077	2,077	2,077	(4,154)	2,077
Additional paid-in capital	3,760,730	3,760,730	9,338,083	(13,098,814)	3,760,729
Retained accumulated (deficit) earnings	(1,328,938)	(1,328,938)	(1,180,410)	2,509,349	(1,328,937)
Total shareholders’ (deficit) equity	2,433,869	2,433,869	8,159,750	(10,593,619)	2,433,869
Total liabilities and shareholders’ (deficit) equity	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Three months ended June 30, 2016 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$96,066	$46,035	$—	$142,101
Income from direct financing lease	—	—	12,631	—	12,631
Real estate taxes paid by tenants	—	8,581	7,092	—	15,673
Total rental revenue and income from direct financing lease	—	104,647	65,758	—	170,405
Gaming, food, beverage and other	—	—	38,371	—	38,371
Total revenues	—	104,647	104,129	—	208,776
Less promotional allowances	—	—	(1,415)	—	(1,415)
Net revenues	—	104,647	102,714	—	207,361
Operating expenses
Gaming, food, beverage and other	—	—	21,189	—	21,189
Real estate taxes	—	8,607	7,468	—	16,075
General and administrative	—	13,823	8,438	—	22,261
Depreciation	—	23,436	3,583	—	27,019
Total operating expenses	—	45,866	40,678	—	86,544
Income from operations	—	58,781	62,036	—	120,817

Other income (expenses)
Interest expense	—	(45,936)	—	—	(45,936)
Interest income	—	169	485	—	654
Intercompany dividends and interest	—	95,858	11,898	(107,756)	—
Total other income (expenses)	—	50,091	12,383	(107,756)	(45,282)

Income (loss) before income taxes	—	108,872	74,419	(107,756)	75,535
Income tax expense	—	210	2,061	—	2,271
Net income (loss)	$—	$108,662	$72,358	$(107,756)	$73,264

Six months ended June 30, 2016 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$192,738	$49,578	$—	$242,316
Income from direct financing lease	—	—	12,631	—	12,631
Real estate taxes paid by tenants	—	19,896	7,604	—	27,500
Total rental revenue and income from direct financing lease	—	212,634	69,813	—	282,447
Gaming, food, beverage and other	—	—	76,530	—	76,530
Total revenues	—	212,634	146,343	—	358,977
Less promotional allowances	—	—	(2,796)	—	(2,796)
Net revenues	—	212,634	143,547	—	356,181
Operating expenses
Gaming, food, beverage and other	—	—	42,176	—	42,176
Real estate taxes	—	19,927	8,355	—	28,282
General and administrative	—	29,051	14,116	—	43,167
Depreciation	—	46,887	7,215	—	54,102
Total operating expenses	—	95,865	71,862	—	167,727
Income from operations	—	116,769	71,685	—	188,454

Other income (expenses)
Interest expense	—	(79,337)	—	—	(79,337)
Interest income	—	169	1,002	—	1,171
Intercompany dividends and interest	—	105,602	17,297	(122,899)	—
Total other income (expenses)	—	26,434	18,299	(122,899)	(78,166)

Income (loss) before income taxes	—	143,203	89,984	(122,899)	110,288
Income tax expense	—	596	3,679	—	4,275
Net income (loss)	$—	$142,607	$86,305	$(122,899)	$106,013

Six months ended June 30, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$142,607	$86,305	$(122,899)	$106,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	46,887	8,756	—	55,643
Amortization of debt issuance costs	—	8,632	—	—	8,632
Gains on dispositions of property	—	—	(15)	—	(15)
Deferred income taxes	—	—	(824)	—	(824)
Stock-based compensation	—	9,163	—	—	9,163
Straight-line rent adjustments	—	27,912	—	—	27,912
(Increase) decrease,
Prepaid expenses and other assets	—	(7,008)	(454)	2,531	(4,931)
Intercompany	—	14,224	(14,224)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(106)	(139)	—	(245)
Accrued expenses	—	(3,548)	(90)	—	(3,638)
Accrued interest	—	12,352	—	—	12,352
Accrued salaries and wages	—	42	(1,021)	—	(979)
Gaming, property and other taxes	—	471	85	—	556
Income taxes	—	41	2,490	(2,531)	—
Other liabilities	—	702	1	—	703
Net cash provided by (used in) operating activities	—	252,371	80,870	(122,899)	210,342
Investing activities
Capital project expenditures	—	(168)	(101)	—	(269)
Capital maintenance expenditures	—	—	(1,197)	—	(1,197)
Proceeds from sale of property and equipment	—	—	234	—	234
Principal payments on loan receivable	—	—	2,075	—	2,075
Acquisition of real estate assets	—	—	(2,940,490)	—	(2,940,490)
Collection of principal payments on investment in direct financing lease	—	—	12,525	—	12,525
Net cash used in investing activities	—	(168)	(2,926,954)	—	(2,927,122)
Financing activities
Dividends paid	(179,122)	—	—	—	(179,122)
Proceeds from exercise of options	54,527	—	—	—	54,527
Proceeds from issuance of common stock, net of issuance costs	825,198	—	—	—	825,198
Proceeds from issuance of long-term debt	—	2,337,000	—	—	2,337,000
Financing costs	—	(31,908)	—	—	(31,908)
Payments of long-term debt	—	(307,051)	—	—	(307,051)
Intercompany financing	(700,603)	(2,254,120)	2,831,824	122,899	—
Net cash (used in) provided by financing activities	—	(256,079)	2,831,824	122,899	2,698,644
Net decrease in cash and cash equivalents	—	(3,876)	(14,260)	—	(18,136)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$4,840	$18,899	$—	$23,739

17.       Subsequent Events

Subsequent to June 30, 2017, the Company repaid the remaining $15 million outstanding on the revolving credit facility. Additionally, the Company paid down $45 million of outstanding indebtedness on the Term Loan A.

On July 25, 2017, the Company declared its third quarter dividend of $0.63 per common share, payable on September 22, 2017 to shareholders of record on September 8, 2017.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2017.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on May 1, 2017 the Company purchased the real property assets of Bally's Casino Tunica and Resorts Casino Tunica (the "Tunica Properties") for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of June 30, 2017, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $243.4 million and $152.7 million, respectively, for the three months ended June 30, 2017, compared to $207.4 million and $120.8 million, respectively, for the corresponding period in the prior year. We reported net revenues and income from operations of $486.1 million and $302.7 million, respectively, for the six months ended June 30, 2017, compared to $356.2 million and $188.5 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the Tunica Properties and leased these assets to Penn under the Penn Master Lease. Rental revenue and income from the direct financing lease were $207.1 million and $411.8 million for the three and six months ended June 30, 2017 and $170.4 million and $282.4 million for the three and six months ended June 30, 2016. Rental revenue and income from the direct financing lease increased by $36.7 million and $129.4 million and for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, primarily due to the Pinnacle transaction which increased rental income, income from the direct financing lease and the revenue recorded for real estate taxes paid by our tenants.

•
Net revenues for our TRS Properties decreased by $0.7 million for the three months ended June 30, 2017 as compared to the corresponding period in the prior year primarily due to decreased food and beverage revenues at Hollywood Casino Perryville due to outsourcing the operation of its food outlets during the first quarter of 2017 as well as decreased gaming revenues, partially offset by increased gaming revenues at Hollywood Casino Baton Rouge. Net revenues for our TRS Properties increased by $0.5 million for the six months ended June 30, 2017 as compared to the corresponding period in the prior year primarily due to increased gaming revenues at Hollywood Casino Baton Rouge, partially offset by lower food and beverage and gaming revenues at Hollywood Casino Perryville.

•
Total operating expenses increased by $4.2 million and $15.7 million, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, driven by an increase in real estate tax expense, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio. This real estate tax expense is offset in our revenues as described above.

•
Other expenses, net increased by $8.9 million and $29.5 million, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, driven by increases in interest expense related to the Company's April 2016 borrowings, which were utilized to finance the Pinnacle transaction.

•
Net income increased by $23.1 million and $84.3 million, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On May 1, 2017 the Company purchased the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

•
On September 9, 2016, the Company purchased the real property assets of the Meadows from Cannery Casino Resorts, LLC. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows gaming and racing licenses and operating assets directly from CCR. GLPI leases the Meadows real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive five-year terms and one four-year term, at Pinnacle's option.

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

TRS Properties

•
During the first quarter of 2017, Hollywood Casino Perryville outsourced the operation of its food and beverage outlets to a third party provider. Employees of these outlets are now employees of the third party; therefore both Hollywood Casino Perryville's revenues and expenses related to food and beverage decreased during the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the six months ended June 30, 2017.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Rental income	$167,763	$142,101	$332,924	$242,316
Income from direct financing lease	18,516	12,631	36,340	12,631
Real estate taxes paid by tenants	20,840	15,673	42,560	27,500
Total rental revenue and income from direct financing lease	207,119	170,405	411,824	282,447
Gaming, food, beverage and other	37,489	38,371	76,749	76,530
Total revenues	244,608	208,776	488,573	358,977
Less promotional allowances	(1,217)	(1,415)	(2,469)	(2,796)
Net revenues	243,391	207,361	486,104	356,181
Operating expenses
Gaming, food, beverage and other	20,669	21,189	41,745	42,176
Real estate taxes	20,912	16,075	43,055	28,282
General and administrative	20,691	22,261	41,922	43,167
Depreciation	28,423	27,019	56,680	54,102
Total operating expenses	90,695	86,544	183,402	167,727
Income from operations	$152,696	$120,817	$302,702	$188,454

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2017 and 2016 is summarized below:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$207,119	$170,405	$145,401	$113,546
TRS Properties	36,272	36,956	7,295	7,271
Total	$243,391	$207,361	$152,696	$120,817

	Six Months Ended June 30,
	2017	2016	2017	2016
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$411,824	$282,447	$287,435	$174,316
TRS Properties	74,280	73,734	15,267	14,138
Total	$486,104	$356,181	$302,702	$188,454

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$96,334	$73,264	$190,325	$106,013
Losses or (gains) from dispositions of property	(11)	—	94	(15)
Real estate depreciation	25,108	23,671	50,011	47,362
Funds from operations	$121,431	$96,935	$240,430	$153,360
Straight-line rent adjustments	16,493	13,956	32,738	27,912
Direct financing lease adjustments	18,232	12,525	35,845	12,525
Other depreciation	3,315	3,348	6,669	6,740
Amortization of land rights	2,589	1,541	4,900	1,541
Amortization of debt issuance costs	3,256	3,050	6,513	8,632
Stock based compensation	3,773	4,591	8,256	9,163
Maintenance CAPEX	(1,245)	(835)	(1,727)	(1,197)
Adjusted funds from operations	$167,844	$135,111	$333,624	$218,676
Interest, net	54,170	45,282	107,655	78,166
Income tax expense	2,192	2,271	4,722	4,275
Maintenance CAPEX	1,245	835	1,727	1,197
Amortization of debt issuance costs	(3,256)	(3,050)	(6,513)	(8,632)
Adjusted EBITDA	$222,195	$180,449	$441,215	$293,682

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 is as follows:

	GLP Capital		TRS Properties
Three Months Ended June 30,	2017	2016	2017	2016
	(in thousands)
Net income	$93,590	$70,654	$2,744	$2,610
(Gains) or losses from dispositions of property	—	—	(11)	—
Real estate depreciation	25,108	23,671	—	—
Funds from operations	$118,698	$94,325	$2,733	$2,610
Straight-line rent adjustments	16,493	13,956	—	—
Direct financing lease adjustments	18,232	12,525	—	—
Other depreciation	518	526	2,797	2,822
Amortization of land rights	2,589	1,541	—	—
Debt issuance costs amortization	3,256	3,050	—	—
Stock based compensation	3,773	4,591	—	—
Maintenance CAPEX	—	—	(1,245)	(835)
Adjusted funds from operations	$163,559	$130,514	$4,285	$4,597
Interest, net (1)	51,569	42,682	2,601	2,600
Income tax expense	242	210	1,950	2,061
Maintenance CAPEX	—	—	1,245	835
Debt issuance costs amortization	(3,256)	(3,050)	—	—
Adjusted EBITDA	$212,114	$170,356	$10,081	$10,093

	GLP Capital		TRS Properties
Six Months Ended June 30,	2017	2016	2017	2016
	(in thousands)

Net income	$184,369	$100,755	$5,956	$5,258
Losses or (gains) from dispositions of property	—	—	94	(15)
Real estate depreciation	50,011	47,362	—	—
Funds from operations	$234,380	$148,117	$6,050	$5,243
Straight-line rent adjustments	32,738	27,912	—	—
Direct financing lease adjustments	35,845	12,525	—	—
Other depreciation	1,039	1,047	5,630	5,693
Amortization of land rights	4,900	1,541	—	—
Debt issuance costs amortization	6,513	8,632	—	—
Stock based compensation	8,256	9,163	—	—
Maintenance CAPEX	—	—	(1,727)	(1,197)
Adjusted funds from operations	$323,671	$208,937	$9,953	$9,739
Interest, net (1)	102,454	72,965	5,201	5,201
Income tax expense	612	596	4,110	3,679
Maintenance CAPEX	—	—	1,727	1,197
Debt issuance costs amortization	(6,513)	(8,632)	—	—
Adjusted EBITDA	$420,224	$273,866	$20,991	$19,816

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three and six months ended June 30, 2017 and 2016.

Net income for our GLP Capital segment was $93.6 million for the three months ended June 30, 2017 and $70.7 million for the three months ended June 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $118.7 million, $163.6 million and $212.1 million, respectively, for the three months ended June 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $94.3 million, $130.5 million and $170.4 million, respectively, for the three months ended June 30, 2016. The significant increase in net income for our GLP Capital segment for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily driven by a $36.7 million increase in net revenues, partially offset by a $4.9 million increase in operating expenses and an $8.9 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants. Operating expenses in our GLP Capital segment primarily increased due to the additional real estate taxes, which are offset in our net revenue as described above. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to the Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower stock based compensation, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Net income for our GLP Capital segment was $184.4 million for the six months ended June 30, 2017 and $100.8 million for the six months ended June 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $234.4 million, $323.7 million and $420.2 million, respectively, for the six months ended June 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $148.1 million, $208.9 million and $273.9 million, respectively, for the six months ended June 30, 2016. The significant increase in net income for our GLP Capital segment for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily driven by a $129.4 million increase in net revenues, partially offset by a $16.3 million increase in operating expenses and a $29.5 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes paid by tenants. Operating expenses in our GLP Capital segment primarily increased due to the additional real estate taxes. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to our Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower debt issuance costs amortization and stock based compensation, all of which are added back for purposes of calculating AFFO. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Both net income and FFO increased by just $0.1 million for our TRS Properties segment for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. AFFO decreased by $0.3 million and Adjusted EBITDA remained relatively flat for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 for our TRS Properties segment.

Net income and FFO increased by $0.7 million and $0.8 million, respectively, for our TRS Properties segment for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. AFFO increased by $0.2 million and Adjusted EBITDA increased by $1.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 for our TRS Properties segment. Net income, FFO and AFFO for our TRS Properties segment increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to increased revenues at Hollywood Casino Baton Rouge. Adjusted EBITDA for our TRS Properties segment increased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the reason described above, in addition to higher income taxes and capital expenditures during the six months ended June 30, 2017.

Revenues

Revenues for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$207,119	$170,405	$36,714	21.5%
Gaming, food, beverage and other	37,489	38,371	(882)	(2.3)%
Total revenues	244,608	208,776	35,832	17.2%
Less promotional allowances	(1,217)	(1,415)	198	14.0%
Net revenues	$243,391	$207,361	$36,030	17.4%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$411,824	$282,447	$129,377	45.8%
Gaming, food, beverage and other	76,749	76,530	219	0.3%
Total revenues	488,573	358,977	129,596	36.1%
Less promotional allowances	(2,469)	(2,796)	327	11.7%
Net revenues	$486,104	$356,181	$129,923	36.5%

Total rental revenue and income from direct financing lease

For the three months ended June 30, 2017 and 2016, rental revenue and income from the direct financing lease were $207.1 million and $170.4 million, respectively, for our GLP Capital segment, which included $20.8 million and $15.7 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. For the six months ended June 30, 2017 and 2016, rental revenue and income from the direct financing lease were $411.8 million and $282.4 million, respectively, for our GLP Capital segment, which included $42.6 million and $27.5 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

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

Rental revenue and income from the direct financing lease increased $36.7 million or 21.5% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $23.8 million of rental revenue and income from the direct financing lease to the increase in net revenues for the three months ended June 30, 2017, as compared to the prior year period. In addition, the Penn properties contributed $3.6 million to the increase in net revenues for three months ended June 30, 2017, as compared to the three months ended June 30, 2016, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Lastly, the Meadows Lease and real estate taxes contributed $4.1 million and $5.2 million, respectively, to the increase in net revenues for the three months ended June 30, 2017, as compared to the prior year period.

Rental revenue and income from the direct financing lease increased $129.4 million or 45.8% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn rent escalator and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $101.4 million of rental revenue and income from the direct financing lease to the increase in net revenues for the six months ended June 30, 2017, as compared to the prior year period. The Penn properties contributed $4.7 million to the increase in net revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, resulting from the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Lastly, the Meadows Lease and real estate taxes contributed $8.2 million and $15.1 million, respectively, to the increase in net revenues for the six months ended June 30, 2017, as compared to the prior year period.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $0.9 million, or 2.3%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to a decrease in revenues of $1.3 million at Hollywood Casino Perryville related to outsourcing the operation of its food and beverage outlets during the first quarter of 2017, partially offset by a $0.4 million increase in revenues at Hollywood Casino Baton Rouge resulting from increased patronage and customer spend. Gaming, food, beverage and other revenue for our TRS Properties segment increased by $0.2 million or 0.3%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to an increase in revenues of $2.0 million at Hollywood Casino Baton Rouge, resulting from increased patronage and customer spend, partially offset by a $1.8 million decrease in food and beverage revenue at Hollywood Casino Perryville related to outsourcing the operation of its food and beverage outlets during the first quarter of 2017.

Operating expenses

Operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$20,669	$21,189	$(520)	(2.5)%
Real estate taxes	20,912	16,075	4,837	30.1%
General and administrative	20,691	22,261	(1,570)	(7.1)%
Depreciation	28,423	27,019	1,404	5.2%
Total operating expenses	$90,695	$86,544	$4,151	4.8%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$41,745	$42,176	$(431)	(1.0)%
Real estate taxes	43,055	28,282	14,773	52.2%
General and administrative	41,922	43,167	(1,245)	(2.9)%
Depreciation	56,680	54,102	2,578	4.8%
Total operating expenses	$183,402	$167,727	$15,675	9.3%

Real estate taxes

Real estate tax expense increased by $4.8 million, or 30.1%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle and Meadows properties. Real estate tax expense increased by $14.8 million, or 52.2%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily for the reasons discussed above. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposes under ASC 605.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Interest expense	$(54,657)	$(45,936)	$(8,721)	(19.0)%
Interest income	487	654	(167)	(25.5)%
Total other expenses	$(54,170)	$(45,282)	$(8,888)	(19.6)%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Interest expense	$(108,606)	$(79,337)	$(29,269)	(36.9)%
Interest income	951	1,171	(220)	(18.8)%
Total other expenses	$(107,655)	$(78,166)	$(29,489)	(37.7)%

Interest expense

Interest expense increased by $8.7 million or 19.0% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to interest expense related to the issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility during April 2016. The additional borrowings were utilized to finance the Pinnacle acquisition. Interest expense increased by $29.3 million or 36.9% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 primarily due to the reasons described above.

Taxes

During the three months ended June 30, 2017 and 2016, income tax expense was approximately $2.2 million and $2.3 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 2.2% for the three months ended June 30, 2017, as compared to 3.0% for the three months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, income tax expense was approximately $4.7 million and $4.3 million, respectively. Our effective tax rate was 2.4% for the six months ended June 30, 2017, as compared to 3.9% for the six months ended June 30, 2016. The decline in our effective tax rate for both the three and six months ended June 30, 2017 is primarily due to the additional REIT income earned during the three and six months ended June 30, 2017, which is not subject to income tax.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $292.2 million and $210.3 million, respectively, during the six months ended June 30, 2017 and 2016. The increase in net cash provided by operating activities of $81.9 million for the six months ended June 30, 2017 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $116.2 million (excluding $35.8 million of cash received from Pinnacle and classified as an investing activity), decreases in cash paid to employees of $2.5 million and cash paid for operating expenses of $11.1 million, partially offset by increases in cash paid for interest and taxes of $44.3 million and $3.4 million respectively. The increase in cash receipts collected from our customers and tenants for the six months ended June 30, 2017 as compared to the corresponding period in the prior year was primarily due to the rent received under the Pinnacle Master Lease and the Meadows Lease, as well as the additional rent received from the Penn properties related to the new Tunica Properties, the rent escalator and performance of the Ohio properties, while the decrease in cash paid for operating expenses was due to changes in working capital requirements. The increase in cash paid for interest was related to the Company's April 2016 borrowings.

Investing activities used cash of $35.6 million and $2.9 billion, respectively, during the six months ended June 30, 2017 and 2016.  Net cash used by investing activities during the six months ended June 30, 2017 consisted of cash payments of $82.9 million related to the acquisition of the Tunica Properties and capital expenditures of $1.8 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $35.8 million. Net cash used in investing activities during the six months ended

June 30, 2016 consisted of a cash payment of $2.9 billion related to the acquisition of the Pinnacle real estate assets, partially offset by principal payments of $2.1 million made by Casino Queen on their five year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $12.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity).

Financing activities used cash of $263.7 million during the six months ended June 30, 2017 and provided cash of $2.7 billion during the six months ended June 30, 2016. Net cash used by financing activities during the six months ended June 30, 2017 included dividend payments of $261.1 million and repayments of long-term debt of $250.1 million, partially offset by proceeds from the issuance of common stock, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $8.1 million and proceeds from the issuance of long-term debt of $100.0 million. Net cash provided by financing activities during the six months ended June 30, 2016 included proceeds from the issuance of long-term debt of $2.337 billion, proceeds from the issuance of common stock, net of issuance costs of $825.2 million and proceeds from stock option exercises of $54.5 million, partially offset by dividend payments of $179.1 million and repayments of long-term debt and financing costs of $339.0 million. During the six months ended June 30, 2016, we issued approximately 29 million shares of our common stock in a primary equity offering, issued $1.375 billion in new senior unsecured notes and drew down on the $825 million term loan A-1 facility. All of these new debt and equity instruments were related to financing the acquisition of the Pinnacle real estate assets. In addition to the shares issued in the primary equity offering, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash financing activity).

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

During the six months ended June 30, 2017 and 2016, the TRS Properties spent approximately $1.7 million and $1.2 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At June 30, 2017, the Credit Facility had a gross outstanding balance of $1,140 million, consisting of the $1,125 million Term Loan A and A-1 facilities and $15 million of borrowings under the revolving credit facility. Additionally, at June 30, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $684.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2017. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At June 30, 2017, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,566.3 million at June 30, 2017. Furthermore, $3,425.0 million of our obligations at June 30, 2017, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from one and one-half to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness.

The table below provides information at June 30, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2017.

	07/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20- 12/31/20	01/01/21-12/31/21	Thereafter	Total	Fair Value at 6/30/2017
	(in thousands)
Long-term debt:
Fixed rate	$—	$550,000	$—	$1,000,000	$400,000	$1,475,000	$3,425,000	$3,646,375
Average interest rate		4.38%		4.88%	4.38%	5.38%

Variable rate	$—	$315,000	$—	$—	$825,000	$—	$1,140,000	$1,133,435
Average interest rate (1)		3.73%			4.31%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2017. During August 2016, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $400 million of its common stock from time to time through a sales agent in “at the market” offerings (the “ATM Program”). During the three months ended June 30, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated net proceeds of approximately $139.4 million. The Company used the net proceeds from the ATM Program to fund the acquisition of the real estate assets of Bally's Casino Tunica and Resorts Casino Tunica and to pay down the revolving credit facility, which was used to fund the Meadows acquisition. The issued securities were registered under an automatic shelf registration statement (Commission File No. 333-210423), effective March 28, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1
Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant LLC (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 31, 2017	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1
Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant LLC (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith