Form 10-Q
period 2017-09-30
Gaming & Leisure Properties, Inc.
filed 2017-10-27
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	October 25, 2017
Common Stock, par value $.01 per share	212,603,307

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate investments, net	$3,687,319	$3,739,091
Land rights, net	642,876	590,758
Property and equipment, used in operations, net	110,231	119,427
Investment in direct financing lease, net	2,656,252	2,710,711
Cash and cash equivalents	43,634	36,556
Prepaid expenses	9,762	7,477
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	26,200
Deferred tax assets	5,898	3,922
Other assets	80,738	50,090
Total assets	$7,334,808	$7,369,330

Liabilities
Accounts payable	$435	$1,079
Accrued expenses	8,077	6,590
Accrued interest	75,881	33,743
Accrued salaries and wages	6,884	10,619
Gaming, property, and other taxes	61,529	32,584
Long-term debt, net of unamortized debt issuance costs	4,449,652	4,664,965
Deferred rental revenue	215,407	166,052
Deferred tax liabilities	280	265
Other liabilities	23,559	19,564
Total liabilities	4,841,704	4,935,461

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,603,307 and 207,676,827 shares issued at September 30, 2017 and December 31, 2016, respectively)	2,126	2,077
Additional paid-in capital	3,927,786	3,760,729
Retained accumulated deficit	(1,436,808)	(1,328,937)
Total shareholders’ equity	2,493,104	2,433,869
Total liabilities and shareholders’ equity	$7,334,808	$7,369,330

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Rental income	$169,030	$160,664	$501,954	$402,980
Income from direct financing lease	19,037	18,155	55,377	30,786
Real estate taxes paid by tenants	21,422	20,438	63,982	47,938
Total rental revenue and income from direct financing lease	209,489	199,257	621,313	481,704
Gaming, food, beverage and other	36,198	35,383	112,947	111,913
Total revenues	245,687	234,640	734,260	593,617
Less promotional allowances	(1,181)	(1,365)	(3,650)	(4,161)
Net revenues	244,506	233,275	730,610	589,456

Operating expenses
Gaming, food, beverage and other	19,890	20,117	61,635	62,293
Real estate taxes	21,751	20,866	64,806	49,148
General and administrative	21,534	21,821	63,456	64,988
Depreciation	28,632	27,165	85,312	81,267
Total operating expenses	91,807	89,969	275,209	257,696
Income from operations	152,699	143,306	455,401	331,760

Other income (expenses)
Interest expense	(54,493)	(52,880)	(163,099)	(132,217)
Interest income	492	481	1,443	1,652
Total other expenses	(54,001)	(52,399)	(161,656)	(130,565)

Income before income taxes	98,698	90,907	293,745	201,195
Income tax expense	1,684	1,307	6,406	5,582
Net income	$97,014	$89,600	$287,339	$195,613

Earnings per common share:
Basic earnings per common share	$0.46	$0.43	$1.37	$1.15
Diluted earnings per common share	$0.45	$0.43	$1.35	$1.14

Dividends paid per common share	$0.63	$0.60	$1.87	$1.72

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	207,676,827	$2,077	$3,760,729	$(1,328,937)	$2,433,869
Issuance of common stock	3,864,872	38	139,376	—	139,414
Stock option activity	899,846	9	18,632	—	18,641
Restricted stock activity	161,762	2	9,049	—	9,051
Dividends paid	—	—	—	(395,210)	(395,210)
Net income	—	—	—	287,339	287,339
Balance, September 30, 2017	212,603,307	$2,126	$3,927,786	$(1,436,808)	$2,493,104

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2017	2016

Operating activities
Net income	$287,339	$195,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,939	85,119
Amortization of debt issuance costs	9,770	11,889
Losses (gains) on dispositions of property	515	(460)
Deferred income taxes	(1,946)	(997)
Stock-based compensation	11,951	13,804
Straight-line rent adjustments	49,355	42,429
(Increase), decrease
Prepaid expenses and other assets	(1,504)	9,935
Increase, (decrease)
Accounts payable	(701)	57
Accrued expenses	37	(4,123)
Accrued interest	42,138	55,744
Accrued salaries and wages	(3,735)	(5,498)
Gaming, property and other taxes	(231)	840
Other liabilities	3,177	1,093
Net cash provided by operating activities	489,104	405,445
Investing activities
Capital project expenditures	(78)	(323)
Capital maintenance expenditures	(2,187)	(1,693)
Proceeds from sale of property and equipment	914	1,131
Principal payments on loan receivable	13,200	2,612
Acquisition of real estate assets	(83,252)	(3,267,123)
Collections of principal payments on investment in direct financing lease	54,459	30,529
Net cash used in investing activities	(16,944)	(3,234,867)
Financing activities
Dividends paid	(395,210)	(303,639)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	15,797	102,598
Proceeds from issuance of common stock, net of issuance costs	139,414	870,931
Proceeds from issuance of long-term debt	100,000	2,502,000
Financing costs	—	(31,908)
Repayments of long-term debt	(325,083)	(327,076)
Net cash (used in) provided by financing activities	(465,082)	2,812,906
Net increase (decrease) in cash and cash equivalents	7,078	(16,516)
Cash and cash equivalents at beginning of period	36,556	41,875
Cash and cash equivalents at end of period	$43,634	$25,359

See Note 15 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease" and together with the Penn Master Lease, the "Master Leases").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2017.

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

In order to conform to the current presentation of the statement of income, the Company combined certain line items on the condensed consolidated statements of income for the three and nine months ended September 30, 2016. Specifically, the Company aggregated the former revenue line items gaming revenue and food, beverage and other revenue into the line item gaming, food, beverage and other revenues and aggregated the former expense line items gaming expenses and food, beverage and other expenses into the line item gaming, food, beverage and other expenses. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three and nine months ended September 30, 2016.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its books for these leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. At the April 1, 2015 FASB meeting, the board voted to defer the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017. The pronouncement was originally effective for annual reporting periods beginning after December 15, 2016, and companies were permitted to elect the adoption of the standard as of the original effective date. When adopted, the new guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

The Company has completed its evaluation of the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies. The Company does not believe the majority of its revenue recognition policies will be impacted by the new standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. The Company believes only the accounting treatment for the customer loyalty programs at the TRS properties will be impacted by the adoption of ASU 2014-09. Specifically, the recognition of revenue associated with these points based programs will be impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. The revenue deferral will be calculated from the portion of the transaction price allocated to the points based upon their retail value. In addition, upon the adoption of ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge will no longer be presented as a separate line item on the consolidated statements of income, rather they will be presented on a net basis within gaming, food, beverage and other revenue. This change has no impact to net revenues and is for presentation purposes only. The Company intends to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective approach, which will require a cumulative adjustment to retained earnings of approximately $400,000 at the adoption date.

4.              Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	43,634	43,634	36,556	36,556
Deferred compensation plan assets	21,351	21,351	17,593	17,593
Loan receivable	13,000	13,000	26,200	26,200
Financial liabilities:
Long-term debt
Senior unsecured credit facility	1,065,000	1,056,750	1,290,000	1,272,852
Senior unsecured notes	3,425,000	3,634,090	3,425,000	3,573,500

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

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue. See Note 3 to the condensed consolidated financial statements for a summary of anticipated changes to the recognition of revenue at the TRS Properties upon the adoption of ASU 2014-09 on January 1, 2018.

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and nine months ended September 30, 2017, these expenses, which are primarily recorded within gaming expense in the condensed consolidated statements of income, totaled $14.4 million and $44.1 million, respectively, as compared to $13.9 million and $43.9 million for the three and nine months ended September 30, 2016.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	212,500	205,826	210,059	168,955
Assumed conversion of dilutive employee stock-based awards	595	1,293	684	1,983
Assumed conversion of restricted stock awards	154	185	146	158
Assumed conversion of performance-based restricted stock awards	1,304	572	1,209	453
Diluted weighted-average common shares outstanding	214,553	207,876	212,098	171,549

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$97,014	$89,600	$287,339	$195,613
Less: Net income allocated to participating securities	(157)	(184)	(470)	(489)
Net income attributable to common shareholders	$96,857	$89,416	$286,869	$195,124
Weighted-average common shares outstanding	212,500	205,826	210,059	168,955
Basic EPS	$0.46	$0.43	$1.37	$1.15

Calculation of diluted EPS:
Net income	$97,014	$89,600	$287,339	$195,613
Diluted weighted-average common shares outstanding	214,553	207,876	212,098	171,549
Diluted EPS	$0.45	$0.43	$1.35	$1.14

There were no outstanding equity based awards during the three months ended September 30, 2017 and 4,616 outstanding equity based awards during the nine months ended September 30, 2017, that were not included in the computation of diluted EPS because they were antidilutive. There were 10,846 and 23,954 outstanding equity based awards during the three and nine months ended September 30, 2016, respectively, that were not included in the computation of diluted EPS because of being antidilutive.

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

As of September 30, 2017, there was $6.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.87 years. For the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $4.7 million, respectively, of compensation expense associated with these awards, compared to $1.9 million and $5.6 million for the three and nine months ended September 30, 2016, respectively.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2017:

Number of Award Shares
Outstanding at December 31, 2016	413,242
Granted	184,391
Released	(251,147)
Canceled	(1,976)
Outstanding at September 30, 2017	344,510

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of September 30, 2017, there was $12.4 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.80 years.  For the three and nine months ended September 30, 2017, the Company recognized $2.4 million and $7.2 million, respectively, of compensation expense associated with these awards, compared to $2.8 million and $8.2 million for the three and nine months ended September 30, 2016, respectively.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2017:

Number of Performance-Based Award Shares
Outstanding at December 31, 2016	1,106,000
Granted	558,000
Released	—
Canceled	—
Outstanding at September 30, 2017	1,664,000

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

Also during the nine months ended September 30, 2017, the purchase price for the real property assets of the Meadows Racetrack and Casino was increased by $0.4 million to $323.3 million, consistent with the terms outlined in the purchase agreements entered into regarding the sale of the Meadows' real property and operating assets to the Company and Pinnacle, respectively. The Meadows' real estate assets were purchased from Cannery Casino Resorts ("CCR") on September 9, 2016 and were leased to Pinnacle, who purchased the entities holding the Meadows' gaming and racing licenses and operating assets directly from CCR.

6.              Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Land and improvements	$2,057,938	$2,057,391
Building and improvements	2,461,573	2,438,581
Total real estate investments	4,519,511	4,495,972
Less accumulated depreciation	(832,192)	(756,881)
Real estate investments, net	$3,687,319	$3,739,091

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Land rights	$656,666	$596,921
Less accumulated amortization	(13,790)	(6,163)
Land rights, net	$642,876	$590,758

Amortization expense related to the ground leases is recorded within general and administrative expenses in the condensed consolidated statements of income and totaled $2.7 million and $7.6 million, respectively, for the three and nine months ended September 30, 2017. Amortization expense related to the ground leases totaled $2.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2016.

As of September 30, 2017, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2017	$2,727
2018	10,910
2019	10,910
2020	10,910
2021	10,910
Thereafter	596,509
Total	$642,876

8.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2017	December 31, 2016
	(in thousands)
Land and improvements	$30,276	$30,965
Building and improvements	116,357	117,350
Furniture, fixtures, and equipment	114,051	114,965
Construction in progress	37	330
Total property and equipment	260,721	263,610
Less accumulated depreciation	(150,490)	(144,183)
Property and equipment, net	$110,231	$119,427

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At September 30, 2017, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	September 30, 2017	December 31, 2016
	(in thousands)
Minimum lease payments receivable	$3,299,114	$3,405,131
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	3,988,925	4,094,942
Less: unearned income	(1,332,673)	(1,384,231)
Investment in direct financing lease, net	$2,656,252	$2,710,711

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time. As of September 30, 2017, the balance of the new loan is $13.0 million. The collectability of the loan balance is reasonably assured, and as of September 30, 2017, there is no indication that the obligor will not remit all mandatory principal and interest payments in full and on time. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.

10.              Long-term Debt

Long-term debt is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Unsecured term loan A	$240,000	$300,000
Unsecured term loan A-1	825,000	825,000
Unsecured $700 million revolver	—	165,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
Capital lease	1,258	1,341
Total long-term debt	4,491,258	4,716,341
Less: unamortized debt issuance costs	(41,606)	(51,376)
Total long-term debt, net of unamortized debt issuance costs	$4,449,652	$4,664,965

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2017 (in thousands):

Within one year	$116
2-3 years	790,249
4-5 years	2,225,274
Over 5 years	1,475,619
Total minimum payments	$4,491,258

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

At September 30, 2017, the Credit Facility had a gross outstanding balance of $1,065 million, consisting of the $1,065 million Term Loan A and A-1 facilities. Additionally, at September 30, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2017.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At September 30, 2017, the Company was in compliance with all required financial covenants under the Notes.

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

12. Revenue Recognition

As of September 30, 2017, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue. See Note 3 to the condensed consolidated financial statements for a summary of anticipated changes to the recognition of revenue at the TRS Properties upon the adoption of ASU 2014-09 on January 1, 2018.

The following table discloses the components of gaming, food, beverage and other revenue within the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Video lottery	$29,547	$28,285	$91,563	$89,403
Table game	4,034	4,226	13,288	13,417
Poker	304	259	888	872
Food, beverage and other	$2,313	$2,613	7,208	8,221
Total gaming, food, beverage and other revenue, net of cash incentives	$36,198	$35,383	$112,947	$111,913

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
No shares were sold under the ATM Program during the three months ended September 30, 2017. During the nine months ended September 30, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of September 30, 2017, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2017 and 2016:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554
July 25, 2017	September 8, 2017	Common Stock	$0.63	Third Quarter 2017	September 22, 2017	$133,936

2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212
August 3, 2016	September 12, 2016	Common Stock	$0.60	Third Quarter 2016	September 23, 2016	$124,262

In addition, for the three and nine months ended September 30, 2017, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.7 million, respectively, as compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$209,489	$35,017	$—	$244,506	$199,257	$34,018	$—	$233,275
Income from operations	146,731	5,968	—	152,699	138,270	5,036	—	143,306
Interest, net	54,001	2,601	(2,601)	54,001	52,400	2,600	(2,601)	52,399
Income before income taxes	95,331	3,367	—	98,698	88,471	2,436	—	90,907
Income tax expense	242	1,442	—	1,684	210	1,097	—	1,307
Net income	95,089	1,925	—	97,014	88,261	1,339	—	89,600
Depreciation	25,820	2,812	—	28,632	24,328	2,837	—	27,165
Capital project expenditures, net of reimbursements	10	—	—	10	54	—	—	54
Capital maintenance expenditures	—	460	—	460	—	496	—	496

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Net revenues	$621,313	$109,297	$—	$730,610	$481,704	$107,752	$—	$589,456
Income from operations	434,166	21,235	—	455,401	312,586	19,174	—	331,760
Interest, net	161,658	7,802	(7,804)	161,656	130,568	7,801	(7,804)	130,565
Income before income taxes	280,312	13,433	—	293,745	189,822	11,373	—	201,195
Income tax expense	854	5,552	—	6,406	806	4,776	—	5,582
Net income	279,458	7,881	—	287,339	189,016	6,597	—	195,613
Depreciation	76,870	8,442	—	85,312	72,737	8,530	—	81,267
Capital project expenditures	78	—	—	78	222	101	—	323
Capital maintenance expenditures	—	2,187	—	2,187	—	1,693	—	1,693

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

15.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash paid for income taxes, net of refunds received	$2,571	$1,608	$8,995	$4,638
Cash paid for interest	8,503	6,201	111,116	64,502

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

Summarized balance sheets as of September 30, 2017 and December 31, 2016, statements of income for the three and nine months ended September 30, 2017 and 2016 and statements of cash flows for the nine months ended September 30, 2017 and 2016 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At September 30, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,817,938	$1,869,381	$—	$3,687,319
Land rights, net	—	59,051	583,825	—	642,876
Property and equipment, used in operations, net	—	21,086	89,145	—	110,231
Investment in direct financing lease, net	—	—	2,656,252	—	2,656,252
Cash and cash equivalents	—	13,543	30,091	—	43,634
Prepaid expenses	—	4,845	3,933	984	9,762
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,493,104	5,123,510	2,997,133	(10,613,747)	—
Deferred tax assets		—	5,898	—	5,898
Other assets	—	45,182	35,556	—	80,738
Total assets	$2,493,104	$7,278,750	$8,369,312	$(10,806,358)	$7,334,808

Liabilities
Accounts payable	$—	$257	$178	$—	$435
Accrued expenses	—	699	7,378	—	8,077
Accrued interest	—	75,881	—	—	75,881
Accrued salaries and wages	—	4,415	2,469	—	6,884
Gaming, property, and other taxes	—	27,842	33,687	—	61,529
Income taxes	—	(217)	(767)	984	—
Long-term debt, net of unamortized debt issuance costs	—	4,449,652	—	—	4,449,652
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	205,691	9,716	—	215,407
Deferred tax liabilities	—	—	280	—	280
Other liabilities	—	21,425	2,134	—	23,559
Total liabilities	—	4,785,645	248,670	(192,611)	4,841,704

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2017)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,603,307 shares issued at September 30, 2017)	2,126	2,126	2,126	(4,252)	2,126
Additional paid-in capital	3,927,786	3,927,790	9,492,711	(13,420,501)	3,927,786
Retained accumulated (deficit) earnings	(1,436,808)	(1,436,811)	(1,374,195)	2,811,006	(1,436,808)
Total shareholders’ equity (deficit)	2,493,104	2,493,105	8,120,642	(10,613,747)	2,493,104
Total liabilities and shareholders’ equity (deficit)	$2,493,104	$7,278,750	$8,369,312	$(10,806,358)	$7,334,808

Three months ended September 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$100,310	$68,720	$—	$169,030
Income from direct financing lease	—	—	19,037	—	19,037
Real estate taxes paid by tenants	—	11,093	10,329	—	21,422
Total rental revenue and income from direct financing lease	—	111,403	98,086	—	209,489
Gaming, food, beverage and other	—	—	36,198	—	36,198
Total revenues	—	111,403	134,284	—	245,687
Less promotional allowances	—	—	(1,181)	—	(1,181)
Net revenues	—	111,403	133,103	—	244,506
Operating expenses
Gaming, food, beverage and other	—	—	19,890	—	19,890
Real estate taxes	—	11,111	10,640	—	21,751
General and administrative	—	10,866	10,668	—	21,534
Depreciation	—	23,644	4,988	—	28,632
Total operating expenses	—	45,621	46,186	—	91,807
Income from operations	—	65,782	86,917	—	152,699

Other income (expenses)
Interest expense	—	(54,493)	—	—	(54,493)
Interest income	—	—	492	—	492
Intercompany dividends and interest	—	109,007	5,399	(114,406)	—
Total other income (expenses)	—	54,514	5,891	(114,406)	(54,001)

Income (loss) before income taxes	—	120,296	92,808	(114,406)	98,698
Income tax expense	—	242	1,442	—	1,684
Net income (loss)	$—	$120,054	$91,366	$(114,406)	$97,014

Nine months ended September 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$297,709	$204,245	$—	$501,954
Income from direct financing lease	—	—	55,377	—	55,377
Real estate taxes paid by tenants	—	33,176	30,806	—	63,982
Total rental revenue and income from direct financing lease	—	330,885	290,428	—	621,313
Gaming, food, beverage and other	—	—	112,947	—	112,947
Total revenues	—	330,885	403,375	—	734,260
Less promotional allowances	—	—	(3,650)	—	(3,650)
Net revenues	—	330,885	399,725	—	730,610
Operating expenses
Gaming, food, beverage and other	—	—	61,635	—	61,635
Real estate taxes	—	33,240	31,566	—	64,806
General and administrative	—	32,409	31,047	—	63,456
Depreciation	—	70,342	14,970	—	85,312
Total operating expenses	—	135,991	139,218	—	275,209
Income from operations	—	194,894	260,507	—	455,401

Other income (expenses)
Interest expense	—	(163,099)	—	—	(163,099)
Interest income	—	—	1,443	—	1,443
Intercompany dividends and interest	—	332,326	10,920	(343,246)	—
Total other income (expenses)	—	169,227	12,363	(343,246)	(161,656)

Income (loss) before income taxes	—	364,121	272,870	(343,246)	293,745
Income tax expense	—	854	5,552	—	6,406
Net income (loss)	$—	$363,267	$267,318	$(343,246)	$287,339

Nine months ended September 30, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$363,267	$267,318	$(343,246)	$287,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	71,036	21,903	—	92,939
Amortization of debt issuance costs	—	9,770	—	—	9,770
Losses on dispositions of property	—	—	515	—	515
Deferred income taxes	—	—	(1,946)	—	(1,946)
Stock-based compensation	—	11,951	—	—	11,951
Straight-line rent adjustments	—	42,488	6,867	—	49,355
(Increase) decrease,
Prepaid expenses and other assets	—	(2,128)	866	(242)	(1,504)
Intercompany	—	(417)	417	—	—
Increase (decrease),
Accounts payable	—	(213)	(488)	—	(701)
Accrued expenses	—	(97)	134	—	37
Accrued interest	—	42,138	—	—	42,138
Accrued salaries and wages	—	(3,496)	(239)	—	(3,735)
Gaming, property and other taxes	—	(617)	386	—	(231)
Income taxes	—	(236)	(6)	242	—
Other liabilities	—	3,536	(359)	—	3,177
Net cash provided by (used in) operating activities	—	536,982	295,368	(343,246)	489,104
Investing activities
Capital project expenditures	—	(78)	—	—	(78)
Capital maintenance expenditures	—	—	(2,187)	—	(2,187)
Proceeds from sale of property and equipment	—	—	914	—	914
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	(386)	—	(83,252)
Collection of principal payments on investment in direct financing lease	—	—	54,459	—	54,459
Net cash (used in) provided by investing activities	—	(82,944)	66,000	—	(16,944)
Financing activities
Dividends paid	(395,210)	—	—	—	(395,210)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	15,797	—	—	—	15,797
Proceeds from issuance of common stock, net of issuance costs	139,414	—	—	—	139,414
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Repayments of long-term debt	—	(325,083)		—	(325,083)
Intercompany financing	239,999	(227,186)	(356,059)	343,246	—
Net cash (used in) provided by financing activities	—	(452,269)	(356,059)	343,246	(465,082)
Net increase in cash and cash equivalents	—	1,769	5,309	—	7,078
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$13,543	$30,091	$—	$43,634

At December 31, 2016 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,863,568	$1,875,523	$—	$3,739,091
Land rights, net	—	—	590,758	—	590,758
Property and equipment, used in operations, net	—	22,598	96,829	—	119,427
Investment in direct financing lease, net	—	—	2,710,711	—	2,710,711
Cash and cash equivalents	—	11,774	24,782	—	36,556
Prepaid expenses	—	3,106	3,629	742	7,477
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	26,200	—	26,200
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,433,869	5,211,835	2,947,915	(10,593,619)	—
Deferred tax assets	—	—	3,922	—	3,922
Other assets	—	37,335	12,755	—	50,090
Total assets	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Liabilities
Accounts payable	$—	$413	$666	$—	$1,079
Accrued expenses	—	434	6,156	—	6,590
Accrued interest	—	33,743	—	—	33,743
Accrued salaries and wages	—	7,911	2,708	—	10,619
Gaming, property, and other taxes	—	21,364	11,220	—	32,584
Income taxes	—	18	(760)	742	—
Long-term debt, net of unamortized debt issuance costs	—	4,664,965	—	—	4,664,965
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	163,204	2,848	—	166,052
Deferred tax liabilities	—	—	265	—	265
Other liabilities	—	17,890	1,674	—	19,564
Total liabilities	—	4,909,942	218,372	(192,853)	4,935,461

Shareholders’ (deficit) equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 shares issued at December 31, 2016)	2,077	2,077	2,077	(4,154)	2,077
Additional paid-in capital	3,760,730	3,760,730	9,338,083	(13,098,814)	3,760,729
Retained accumulated (deficit) earnings	(1,328,938)	(1,328,938)	(1,180,410)	2,509,349	(1,328,937)
Total shareholders’ (deficit) equity	2,433,869	2,433,869	8,159,750	(10,593,619)	2,433,869
Total liabilities and shareholders’ (deficit) equity	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Three months ended September 30, 2016 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$95,045	$65,619	$—	$160,664
Income from direct financing lease	—	—	18,155	—	18,155
Real estate taxes paid by tenants	—	10,919	9,519	—	20,438
Total rental revenue and income from direct financing lease	—	105,964	93,293	—	199,257
Gaming, food, beverage and other	—	—	35,383	—	35,383
Total revenues	—	105,964	128,676	—	234,640
Less promotional allowances	—	—	(1,365)	—	(1,365)
Net revenues	—	105,964	127,311	—	233,275
Operating expenses
Gaming, food, beverage and other	—	—	20,117	—	20,117
Real estate taxes	—	10,938	9,928	—	20,866
General and administrative	—	11,610	10,211	—	21,821
Depreciation	—	23,331	3,834	—	27,165
Total operating expenses	—	45,879	44,090	—	89,969
Income from operations	—	60,085	83,221	—	143,306

Other income (expenses)
Interest expense	—	(52,880)	—	—	(52,880)
Interest income	—	—	481	—	481
Intercompany dividends and interest	—	103,903	1,399	(105,302)	—
Total other income (expenses)	—	51,023	1,880	(105,302)	(52,399)

Income (loss) before income taxes	—	111,108	85,101	(105,302)	90,907
Income tax expense	—	210	1,097	—	1,307
Net income (loss)	$—	$110,898	$84,004	$(105,302)	$89,600

Nine months ended September 30, 2016 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$287,783	$115,197	$—	$402,980
Income from direct financing lease	—	—	30,786	—	30,786
Real estate taxes paid by tenants	—	30,815	17,123	—	47,938
Total rental revenue and income from direct financing lease	—	318,598	163,106	—	481,704
Gaming, food, beverage and other	—	—	111,913	—	111,913
Total revenues	—	318,598	275,019	—	593,617
Less promotional allowances	—	—	(4,161)	—	(4,161)
Net revenues	—	318,598	270,858	—	589,456
Operating expenses
Gaming, food, beverage and other	—	—	62,293	—	62,293
Real estate taxes	—	30,865	18,283	—	49,148
General and administrative	—	40,661	24,327	—	64,988
Depreciation	—	70,218	11,049	—	81,267
Total operating expenses	—	141,744	115,952	—	257,696
Income from operations	—	176,854	154,906	—	331,760

Other income (expenses)
Interest expense	—	(132,217)	—	—	(132,217)
Interest income	—	169	1,483	—	1,652
Intercompany dividends and interest	—	209,505	18,696	(228,201)	—
Total other income (expenses)	—	77,457	20,179	(228,201)	(130,565)

Income (loss) before income taxes	—	254,311	175,085	(228,201)	201,195
Income tax expense	—	806	4,776	—	5,582
Net income (loss)	$—	$253,505	$170,309	$(228,201)	$195,613

Nine months ended September 30, 2016 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$253,505	$170,309	$(228,201)	$195,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	70,218	14,901	—	85,119
Amortization of debt issuance costs	—	11,889	—	—	11,889
(Gains) losses on dispositions of property	—	(471)	11	—	(460)
Deferred income taxes	—	—	(997)	—	(997)
Stock-based compensation	—	13,804	—	—	13,804
Straight-line rent adjustments	—	41,869	560	—	42,429
(Increase) decrease,
Prepaid expenses and other assets	—	8,559	(1,027)	2,403	9,935
Intercompany	—	365	(365)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	115	(58)	—	57
Accrued expenses	—	(3,820)	(303)	—	(4,123)
Accrued interest	—	55,744	—	—	55,744
Accrued salaries and wages	—	(4,453)	(1,045)	—	(5,498)
Gaming, property and other taxes	—	683	157	—	840
Income taxes	—	43	2,360	(2,403)	—
Other liabilities	—	6,072	(4,979)	—	1,093
Net cash provided by (used in) operating activities	—	454,122	179,524	(228,201)	405,445
Investing activities
Capital project expenditures	—	(222)	(101)	—	(323)
Capital maintenance expenditures	—	—	(1,693)	—	(1,693)
Proceeds from sale of property and equipment	—	897	234	—	1,131
Principal payments on loan receivable	—	—	2,612	—	2,612
Acquisition of real estate assets	—	—	(3,267,123)	—	(3,267,123)
Collection of principal payments on investment in direct financing lease	—	—	30,529	—	30,529
Net cash provided by (used in) investing activities	—	675	(3,235,542)	—	(3,234,867)
Financing activities
Dividends paid	(303,639)	—	—	—	(303,639)
Proceeds from exercise of options	102,598	—	—	—	102,598
Proceeds from issuance of common stock, net of issuance costs	870,931	—	—	—	870,931
Proceeds from issuance of long-term debt	—	2,502,000	—	—	2,502,000
Financing costs	—	(31,908)	—	—	(31,908)
Payments of long-term debt	—	(327,076)	—	—	(327,076)
Intercompany financing	(669,890)	(2,602,558)	3,044,247	228,201	—
Net cash (used in) provided by financing activities	—	(459,542)	3,044,247	228,201	2,812,906
Net decrease in cash and cash equivalents	—	(4,745)	(11,771)	—	(16,516)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$3,971	$21,388	$—	$25,359

17.       Subsequent Events

On October 19, 2017, the Company declared its fourth quarter dividend of $0.63 per common share, payable on December 15, 2017 to shareholders of record on December 1, 2017.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2017.

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

As of September 30, 2017, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $244.5 million and $152.7 million, respectively, for the three months ended September 30, 2017, compared to $233.3 million and $143.3 million, respectively, for the corresponding period in the prior year. We reported net revenues and income from operations of $730.6 million and $455.4 million, respectively, for the nine months ended September 30, 2017, compared to $589.5 million and $331.8 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the Tunica Properties and leased these assets to Penn under the Penn Master Lease. Rental revenue and income from the direct financing lease were $209.5 million and $621.3 million for the three and nine months ended September 30, 2017 and $199.3 million and $481.7 million for the three and nine months ended September 30, 2016. Rental revenue and income from the direct financing lease increased by $10.2 million for the three months ended September 30, 2017, as compared to the corresponding period in the prior year, primarily due to a full quarter of rent under the Meadows Lease, the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties with monthly variable rent, as well as, the rent escalators under both the Master Leases. Rental revenue and income from the direct financing lease increased by $139.6 million for the nine months ended September 30, 2017, as compared to the corresponding period in the prior year, primarily due to the Meadows transaction, which increased both rental income and revenue recorded for real estate taxes paid by our tenants and the Pinnacle transaction, which increased rental income, income from the direct financing lease and revenue recorded for real estate taxes paid by our tenants

•
Net revenues for our TRS Properties increased by $1.0 million for the three months ended September 30, 2017 as compared to the corresponding period in the prior year, primarily due to increased gaming revenues at Hollywood Casino Baton Rouge, partially offset by decreased food and beverage revenues at Hollywood Casino Perryville due to outsourcing the operation of its food outlets during the first quarter of 2017. Net revenues for our TRS Properties increased by $1.5 million for the nine months ended September 30, 2017 as compared to the corresponding period in the prior year primarily due to the explanations above.

•
Total operating expenses increased by $1.8 million and $17.5 million, respectively, for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year, driven by increases in depreciation expense related to the addition of the Meadows' assets to our real estate portfolio in September 2016 and real estate tax expense, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio. This real estate tax expense is offset in our revenues as described above.

•
Other expenses, net increased by $1.6 million and $31.1 million, respectively, for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year, driven by increases in interest expense related to the Company's April 2016 borrowings, which were utilized to finance the Pinnacle transaction.

•
Net income increased by $7.4 million and $91.7 million, respectively, for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

TRS Properties

•
During the first quarter of 2017, Hollywood Casino Perryville outsourced the operation of its food and beverage outlets to a third party provider. Employees of these outlets are now employees of the third party; therefore both Hollywood Casino Perryville's revenues and expenses related to food and beverage decreased during the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the nine months ended September 30, 2017.

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

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Rental income	$169,030	$160,664	$501,954	$402,980
Income from direct financing lease	19,037	18,155	55,377	30,786
Real estate taxes paid by tenants	21,422	20,438	63,982	47,938
Total rental revenue and income from direct financing lease	209,489	199,257	621,313	481,704
Gaming, food, beverage and other	36,198	35,383	112,947	111,913
Total revenues	245,687	234,640	734,260	593,617
Less promotional allowances	(1,181)	(1,365)	(3,650)	(4,161)
Net revenues	244,506	233,275	730,610	589,456
Operating expenses
Gaming, food, beverage and other	19,890	20,117	61,635	62,293
Real estate taxes	21,751	20,866	64,806	49,148
General and administrative	21,534	21,821	63,456	64,988
Depreciation	28,632	27,165	85,312	81,267
Total operating expenses	91,807	89,969	275,209	257,696
Income from operations	$152,699	$143,306	$455,401	$331,760

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2017 and 2016 is summarized below:

	Three Months Ended September 30,
	2017	2016	2017	2016
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$209,489	$199,257	$146,731	$138,270
TRS Properties	35,017	34,018	5,968	5,036
Total	$244,506	$233,275	$152,699	$143,306

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Net Revenues		Income from Operations
	(in thousands)
GLP Capital	$621,313	$481,704	$434,166	$312,586
TRS Properties	109,297	107,752	21,235	19,174
Total	$730,610	$589,456	$455,401	$331,760

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$97,014	$89,600	$287,339	$195,613
Losses or (gains) from dispositions of property	421	(445)	515	(460)
Real estate depreciation	25,301	23,802	75,312	71,164
Funds from operations	$122,736	$112,957	$363,166	$266,317
Straight-line rent adjustments	16,617	14,517	49,355	42,429
Direct financing lease adjustments	18,614	18,004	54,459	30,529
Other depreciation	3,331	3,363	10,000	10,103
Amortization of land rights	2,727	2,311	7,627	3,852
Amortization of debt issuance costs	3,257	3,257	9,770	11,889
Stock based compensation	3,695	4,641	11,951	13,804
Maintenance CAPEX	(460)	(496)	(2,187)	(1,693)
Adjusted funds from operations	$170,517	$158,554	$504,141	$377,230
Interest, net	54,001	52,399	161,656	130,565
Income tax expense	1,684	1,307	6,406	5,582
Maintenance CAPEX	460	496	2,187	1,693
Amortization of debt issuance costs	(3,257)	(3,257)	(9,770)	(11,889)
Adjusted EBITDA	$223,405	$209,499	$664,620	$503,181

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 is as follows:

	GLP Capital		TRS Properties
Three Months Ended September 30,	2017	2016	2017	2016
	(in thousands)
Net income	$95,089	$88,261	$1,925	$1,339
(Gains) or losses from dispositions of property	—	(471)	421	26
Real estate depreciation	25,301	23,802	—	—
Funds from operations	$120,390	$111,592	$2,346	$1,365
Straight-line rent adjustments	16,617	14,517	—	—
Direct financing lease adjustments	18,614	18,004	—	—
Other depreciation	519	526	2,812	2,837
Amortization of land rights	2,727	2,311	—	—
Debt issuance costs amortization	3,257	3,257	—	—
Stock based compensation	3,695	4,641	—	—
Maintenance CAPEX	—	—	(460)	(496)
Adjusted funds from operations	$165,819	$154,848	$4,698	$3,706
Interest, net (1)	51,400	49,799	2,601	2,600
Income tax expense	242	210	1,442	1,097
Maintenance CAPEX	—	—	460	496
Debt issuance costs amortization	(3,257)	(3,257)	—	—
Adjusted EBITDA	$214,204	$201,600	$9,201	$7,899

	GLP Capital		TRS Properties
Nine Months Ended September 30,	2017	2016	2017	2016
	(in thousands)

Net income	$279,458	$189,016	$7,881	$6,597
(Gains) or losses from dispositions of property	—	(471)	515	11
Real estate depreciation	75,312	71,164	—	—
Funds from operations	$354,770	$259,709	$8,396	$6,608
Straight-line rent adjustments	49,355	42,429	—	—
Direct financing lease adjustments	54,459	30,529	—	—
Other depreciation	1,558	1,573	8,442	8,530
Amortization of land rights	7,627	3,852	—	—
Debt issuance costs amortization	9,770	11,889	—	—
Stock based compensation	11,951	13,804	—	—
Maintenance CAPEX	—	—	(2,187)	(1,693)
Adjusted funds from operations	$489,490	$363,785	$14,651	$13,445
Interest, net (1)	153,854	122,764	7,802	7,801
Income tax expense	854	806	5,552	4,776
Maintenance CAPEX	—	—	2,187	1,693
Debt issuance costs amortization	(9,770)	(11,889)	—	—
Adjusted EBITDA	$634,428	$475,466	$30,192	$27,715

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for the three months ended September 30, 2017 and 2016 and $7.8 million for the nine months ended September 30, 2017 and 2016.

Net income for our GLP Capital segment was $95.1 million for the three months ended September 30, 2017 and $88.3 million for the three months ended September 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $120.4 million, $165.8 million and $214.2 million, respectively, for the three months ended September 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $111.6 million, $154.8 million and $201.6 million, respectively, for the three months ended September 30, 2016. The increase in net income for our GLP Capital segment for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily driven by a $10.2 million increase in net revenues, partially offset by a $1.8 million increase in operating expenses and a $1.6 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to a full quarter of rent under the Meadows Lease, the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties with monthly variable rent as well as, the rent escalators under both the Master Leases and increases in real estate taxes paid by our tenants. Operating expenses in our GLP Capital segment primarily increased due to an increase in depreciation expense related to the addition of the Meadows' assets to our real estate portfolio in September 2016 as well as, additional real estate taxes, which are offset in our net revenue as described above. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above as well as increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to the Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower stock based compensation, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Net income for our GLP Capital segment was $279.5 million for the nine months ended September 30, 2017 and $189.0 million for the nine months ended September 30, 2016. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $354.8 million, $489.5 million and $634.4 million, respectively, for the nine months ended September 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $259.7 million, $363.8 million and $475.5 million, respectively, for the nine months ended September 30, 2016. The significant increase in net income for our GLP Capital segment for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily driven by a $139.6 million increase in net revenues, partially offset by an $18.0 million increase in operating expenses and a $31.1 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to the Meadows transaction, which increased both rental income and revenue recorded for real estate taxes paid by our tenants and the Pinnacle transaction, which increased rental income, income from the direct financing lease and revenue recorded for real estate taxes paid by our tenants. Operating expenses in our GLP Capital segment primarily increased due to the additional real estate taxes as well as an increase in depreciation expense related to the addition of the Meadows' assets to our real estate portfolio. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above as well as increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to our Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower debt issuance costs amortization and stock based compensation, all of which are added back for purposes of calculating AFFO. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest and lower debt issuance costs.

Net income increased by $0.6 million for our TRS Properties segment for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, while both FFO and AFFO increased by $1.0 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 for our TRS Properties segment. Adjusted EBITDA increased by $1.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 for our TRS Properties segment. Improved results at Hollywood Casino Baton Rouge were the primary driver behind these increases.

Net income and FFO increased by $1.3 million and $1.8 million, respectively, for our TRS Properties segment for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. AFFO increased by $1.2 million and Adjusted EBITDA increased by $2.5 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 for our TRS Properties segment. Net income, FFO and AFFO for our TRS Properties segment increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to increased revenues at Hollywood Casino Baton Rouge. Adjusted EBITDA for our TRS Properties segment increased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the reason described above, in addition to higher income taxes and capital expenditures during the nine months ended September 30, 2017.

Revenues

Revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$209,489	$199,257	$10,232	5.1%
Gaming, food, beverage and other	36,198	35,383	815	2.3%
Total revenues	245,687	234,640	11,047	4.7%
Less promotional allowances	(1,181)	(1,365)	184	13.5%
Net revenues	$244,506	$233,275	$11,231	4.8%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$621,313	$481,704	$139,609	29.0%
Gaming, food, beverage and other	112,947	111,913	1,034	0.9%
Total revenues	734,260	593,617	140,643	23.7%
Less promotional allowances	(3,650)	(4,161)	511	12.3%
Net revenues	$730,610	$589,456	$141,154	23.9%

Total rental revenue and income from direct financing lease

For the three months ended September 30, 2017 and 2016, rental revenue and income from the direct financing lease were $209.5 million and $199.3 million, respectively, for our GLP Capital segment, which included $21.4 million and $20.4 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. For the nine months ended September 30, 2017 and 2016, rental revenue and income from the direct financing lease were $621.3 million and $481.7 million, respectively, for our GLP Capital segment, which included $64.0 million and $47.9 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

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

Rental revenue and income from the direct financing lease increased $10.2 million or 5.1% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a full quarter of rent under the Meadows Lease, the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties with monthly variable rent as well as the rent escalators under both the Master Leases. Specifically, the Penn properties contributed $5.3 million to the increase in net revenues for three months ended September 30, 2017, as compared to the three months ended September 30, 2016, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Additionally, the Meadows Lease contributed $3.1 million to the increase in net revenues for the three months ended September 30, 2017, as compared to the prior year period. Finally, Pinnacle contributed $0.9 million of rental revenue and income from the direct financing lease to the increase in net revenues for the three months ended

September 30, 2017, as compared to the prior year period, primarily resulting from the activation of the full rent escalator, while increases in real estate taxes contributed $0.9 million to the increase.

Rental revenue and income from the direct financing lease increased $139.6 million or 29.0% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn and Pinnacle rent escalators, improved results at our two Ohio properties with monthly variable rent and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $102.3 million of rental revenue and income from the direct financing lease to the increase in net revenues for the nine months ended September 30, 2017, as compared to the prior year period. The Penn properties contributed $9.9 million to the increase in net revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, resulting from the addition of the Tunica Properties, the impact of the rent escalator and the performance at the Ohio properties, while the Meadows Lease contributed $11.2 million to the increase in net revenues for the nine months ended September 30, 2017, as compared to the prior year period. Lastly, real estate taxes contributed $16.0 million to the increase in net revenues for the nine months ended September 30, 2017, as compared to the prior year period.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment increased by $0.8 million, or 2.3%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $0.9 million increase in revenues at Hollywood Casino Baton Rouge resulting from increased customer spend, partially offset by a decrease in revenues of $0.1 million at Hollywood Casino Perryville, primarily related to outsourcing the operation of its food and beverage outlets during the first quarter of 2017. Gaming, food, beverage and other revenue for our TRS Properties segment increased by $1.0 million or 0.9%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in revenues of $2.9 million at Hollywood Casino Baton Rouge, resulting from increased patronage and customer spend, partially offset by a $1.9 million decrease in revenues at Hollywood Casino Perryville primarily related to outsourcing the operation of its food and beverage outlets during the first quarter of 2017.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$19,890	$20,117	$(227)	(1.1)%
Real estate taxes	21,751	20,866	885	4.2%
General and administrative	21,534	21,821	(287)	(1.3)%
Depreciation	28,632	27,165	1,467	5.4%
Total operating expenses	$91,807	$89,969	$1,838	2.0%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$61,635	$62,293	$(658)	(1.1)%
Real estate taxes	64,806	49,148	15,658	31.9%
General and administrative	63,456	64,988	(1,532)	(2.4)%
Depreciation	85,312	81,267	4,045	5.0%
Total operating expenses	$275,209	$257,696	$17,513	6.8%

Real estate taxes

Real estate tax expense increased by $0.9 million, or 4.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle and Meadows properties. Real estate tax expense increased by $15.7 million, or 31.9%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily for the reasons discussed above. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expenses for financial reporting purposes under ASC 605.

Depreciation

Depreciation expense increased by $1.5 million, or 5.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the addition of the Meadows' assets to our real estate portfolio in September 2016. Depreciation expense increased by $4.0 million, or 5.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily for the reasons discussed above.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Interest expense	$(54,493)	$(52,880)	$(1,613)	(3.1)%
Interest income	492	481	11	2.3%
Total other expenses	$(54,001)	$(52,399)	$(1,602)	(3.1)%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Interest expense	$(163,099)	$(132,217)	$(30,882)	(23.4)%
Interest income	1,443	1,652	(209)	(12.7)%
Total other expenses	$(161,656)	$(130,565)	$(31,091)	(23.8)%

Interest expense

Interest expense increased by $1.6 million or 3.1% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to interest expense related to the issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility during April 2016. The additional borrowings were utilized to finance the Pinnacle acquisition. Interest expense increased by $30.9 million or 23.4% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 primarily due to the reasons described above.

Taxes

During the three months ended September 30, 2017 and 2016, income tax expense was approximately $1.7 million and $1.3 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.7% for the three months ended September 30, 2017, as compared to 1.4% for the three months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, income tax expense was approximately $6.4 million and $5.6 million, respectively. Our effective tax rate was 2.2% for the nine months ended September 30, 2017, as compared to 2.8% for the nine months ended September 30, 2016. The decrease in our effective tax rate for the nine months ended September 30, 2017 is primarily due to the additional REIT income earned during the nine months ended September 30, 2017, which is not subject to income tax.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $489.1 million and $405.4 million, respectively, during the nine months ended September 30, 2017 and 2016. The increase in net cash provided by operating activities of $83.7 million for the nine months ended September 30, 2017 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $127.6 million (excluding the cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid to employees of $10.6 million, partially offset by increases in cash paid for operating expenses, interest and taxes of $3.4 million $46.6 million and $4.3 million respectively. The increase in cash receipts collected from our customers and tenants for the nine months ended September 30, 2017 as compared to the corresponding period in the prior year was primarily due to the rent received under the Pinnacle Master Lease and the Meadows Lease, as well as the additional rent received from the Penn properties related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both Master Leases. The increase in cash paid for interest was related to the Company's April 2016 borrowings.

Investing activities used cash of $16.9 million and $3.2 billion, respectively, during the nine months ended September 30, 2017 and 2016.  Net cash used by investing activities during the nine months ended September 30, 2017 consisted of cash payments of $83.3 million primarily related to the acquisition of the Tunica Properties and capital expenditures of $2.3 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $54.5 million. Net cash used in investing activities during the nine months ended September 30, 2016 consisted of cash payments of $3.3 billion related to the acquisition of the Pinnacle and Meadows' real estate assets, partially offset by principal payments of $2.6 million made by Casino Queen on their five-year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $30.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity).

Financing activities used cash of $465.1 million during the nine months ended September 30, 2017 and provided cash of $2.8 billion during the nine months ended September 30, 2016. Net cash used by financing activities during the nine months ended September 30, 2017 included dividend payments of $395.2 million and repayments of long-term debt of $325.1 million, partially offset by proceeds from the issuance of common stock, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.8 million and proceeds from the issuance of long-term debt of $100.0 million. Net cash provided by financing activities for the nine months ended September 30, 2016 included proceeds from the issuance of long-term debt of $2.5 billion, proceeds from the issuance of common stock, net of issuance costs of $870.9 million and proceeds from stock option exercises of $102.6 million, partially offset by dividend payments of $303.6 million and repayments of long-term debt and financing costs of $359.0 million. During the nine months ended September 30, 2016, we issued approximately 29 million shares of our common stock in a primary equity offering and approximately 1.3 million shares of our common stock in an ATM offering, as well as issuing $1.4 billion in new senior unsecured notes and drawing down on the $825 million term loan A-1 facility. These new debt and equity instruments were utilized to finance the acquisition of the Pinnacle and Meadows real estate assets. In addition to the shares issued in the primary equity offering, we also issued approximately 56 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash financing activity).

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

During the nine months ended September 30, 2017 and 2016, the TRS Properties spent approximately $2.2 million and $1.7 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At September 30, 2017, the Credit Facility had a gross outstanding balance of $1,065 million, consisting of the $1,065 million Term Loan A and A-1 facilities. No borrowings were outstanding under the revolving credit facility at September 30, 2017. Additionally, at September 30, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2017. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At September 30, 2017, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,491.3 million at September 30, 2017. Furthermore, $3,425.0 million of our obligations at September 30, 2017, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from one to eight and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness.

The table below provides information at September 30, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2017.

	10/01/17-12/31/17	01/01/18-12/31/18	01/01/19-12/31/19	01/01/20- 12/31/20	01/01/21-12/31/21	Thereafter	Total	Fair Value at 9/30/2017
	(in thousands)
Long-term debt:
Fixed rate	$—	$550,000	$—	$1,000,000	$400,000	$1,475,000	$3,425,000	$3,634,090
Average interest rate		4.38%		4.88%	4.38%	5.38%

Variable rate	$—	$240,000	$—	$—	$825,000	$—	$1,065,000	$1,056,750
Average interest rate (1)		3.50%			3.41%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2017.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 27, 2017	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)