Form 10-K
period 2017-12-31
Gaming & Leisure Properties, Inc.
filed 2018-02-16
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.6 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2017.
The number of shares of the registrant's common stock outstanding as of February 12, 2018 was 213,223,235.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2018 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and to secure additional avenues of growth beyond the gaming industry, and our expectations with respect to the proposed acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”) by Penn National Gaming, Inc. (“Penn”) and the impact on our business and results of operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the availability of and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•	the degree and nature of our competition;

•
the ultimate timing and outcome (including the possibility that the proposed transaction may not be completed or that completion may be unduly delayed) of the proposed merger transaction between Penn and Pinnacle;

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

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets;

•	adverse changes in our credit rating;

•	fluctuating interest rates;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•	GLPI's duty to indemnify Penn in certain circumstances if the spin-off transaction described in Part 1 of this Annual Report on Form 10-K fails to be tax-free;

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•	additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.
Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section of this report. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.
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
The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" (a "TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ended December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution").
As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back these assets to Penn for use by its subsidiaries pursuant to a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease" and together with the Penn Master Lease, the "Master Leases"). See Note 4 to the Consolidated Financial Statements for further details surrounding the Pinnacle acquisition.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and contain approximately 15.2 million of rentable square feet. As of December 31, 2017, the Company's properties were 100% occupied.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center, from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd Gaming Corporation (“Boyd”) and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing leases. The transaction is expected to add additional annual rental revenue of approximately $46 million upon closing. The transaction which is subject to regulatory approval is expected to close in the second half of 2018.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry.
Tax Status
We elected on our 2014 U.S. federal income tax return to be treated as a REIT and intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.
Our TRS Properties are able to engage in activities resulting in income that is not qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Properties are subject to federal and state income taxes.
Tenants
As of December 31, 2017, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. Penn and Pinnacle are both leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively, and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. Additionally, the real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Pinnacle under a single property triple-net operating lease separate from the Pinnacle Master Lease (the "Meadows Lease"). GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties, (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Our tenants do not have the ability to terminate their obligations under our long-term tenant leases prior to their expiration without the Company's consent. If our long-term tenant leases are terminated prior to their expiration other than with our consent, our tenants may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property. All of our tenant leases contain a limited number of renewal options which may be exercised at our tenants' option. Both the Penn Master Lease and Casino Queen Lease have an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by Penn or Casino Queen, respectively) on the same terms and conditions, while the Pinnacle Master Lease has an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. The Meadows Lease has an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, (exercisable by Pinnacle) on the same terms and conditions.

The following table summarizes certain features of our properties as of December 31, 2017:

	Location	Type of Facility	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenants
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	276.4	—	100
Argosy Casino Alton	Alton, IL	Dockside gaming	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	43.8	—	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	573.7	—	—
M Resort	Henderson, NV	Land-based gaming	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	247.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Standardbred racing	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	193.4	—	—
Resorts Casino Tunica	Tunica, MS	Dockside gaming	319,823	—	86.6	201
1st Jackpot Casino (formerly known as Bally's Casino Tunica)	Tunica, MS	Dockside gaming	78,941	52.9	93.8	—
Casino Queen	East St. Louis, IL	Land-based gaming	330,502	67.2	—	157
Ameristar Black Hawk	Black Hawk, CO	Land-based gaming	775,744	104.1	—	535
Ameristar East Chicago	East Chicago, IN	Dockside gaming	509,867	—	21.6	288
Belterra Casino Resort (3)	Florence, IN	Dockside gaming	733,751	167.1	148.5	608
Ameristar Council Bluffs (3)	Council Bluffs, IA	Dockside gaming	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Dockside gaming	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Dockside gaming	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Dockside gaming	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Dockside gaming	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Dockside gaming	298,006	74.1	—	149
Ameristar Kansas City	Kansas City, MO	Dockside gaming	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Dockside gaming	1,272,938	241.2	—	397
River City Casino and Hotel	St. Louis, MO	Dockside gaming	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	Land-based gaming	419,800	79.5	—	416
The Meadows Racetrack and Casino (3)	Washington, PA	Land-based gaming	417,921	155.5	—	—
			15,198,086	4,345.5	866.4	7,467
TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	Dockside gaming	120,517	24.1	—	—
Hollywood Casino Perryville	Perryville, MD	Land-based gaming	97,961	36.4	—	—
			218,478	60.5	—	—
Total			15,416,564	4,406.0	866.4	7,467

(1)	Square footage includes air conditioned space and excludes parking garages and barns.

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
Hollywood Casino Lawrenceburg
We own 73.1 acres and lease 32.1 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot, with the other portion used for remote parking.
Hollywood Casino Aurora
We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 0.4 acres, on which the pavilion is located. The property also includes two parking garages under capital lease agreements and rights to a pedestrian walkway bridge under an operating lease, together comprising 1.7 acres.
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
Resorts Casino Tunica
We lease 86.6 acres in Tunica, Mississippi, where the Resorts Casino Tunica is located. The property is located along the Mississippi River and includes a dockside gaming facility, surface parking, a 201-room hotel and other land-based facilities.
1st Jackpot Casino (formerly known as Bally's Casino Tunica)
We own 52.9 acres of wetlands and lease an additional 93.8 acres in Tunica, Mississippi located approximately 30 miles from downtown Memphis, Tennessee. The property is located along the Mississippi River and includes a dockside gaming facility, surface parking and other land-based facilities.
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

TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat gaming facility operating in Baton Rouge, Louisiana. The riverboat features approximately 28,000 square feet of gaming space with 923 gaming machines and 12 table games. The facility also includes a two-story, 58,000 square foot dockside building featuring a variety of amenities, including a grill, a 268-seat buffet, a deli, a premium players' lounge, an event venue, a lobby bar, a public atrium, two meeting rooms and 1,490 parking spaces.
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 822 slot machines, 14 table games, 8 poker tables and a simulcast race book. The facility also offers several third-party operated food and beverage options, including a bar and grill, a casino bar, a gift shop and 1,600 parking spaces with valet and self-parking.
Competition
We compete for additional real property investments with other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Furthermore, in April 2016, MGM Resorts International ("MGM") formed MGM Growth Properties, a separate publicly traded REIT, holding a substantial portion of the real estate assets associated with MGM's operations. Additionally, in October 2017, Caesars Entertainment Corporation emerged from bankruptcy and completed the spin-off of substantially all of its real estate assets to VICI Properties, a separate publicly traded REIT. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which our gaming tenants and operators are located have legalized, and will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming tenants and operators and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' and operators' ability to compete with facilities in nearby jurisdictions.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 "Segment Reporting") reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—

Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 15—Segment Information" for further information with respect to the Company's segments.
Executive Officers of the Company

Name	Age	Position
Peter M. Carlino	71	Chairman of the Board and Chief Executive Officer
William J. Clifford	60	Chief Financial Officer and Treasurer
Steven T. Snyder	57	Senior Vice President of Corporate Development
Brandon J. Moore	43	Senior Vice President, General Counsel and Secretary
Desiree A. Burke	52	Senior Vice President and Chief Accounting Officer
Peter M. Carlino.    Mr. Carlino is Chairman of our Board of Directors and Chief Executive Officer. Mr. Carlino joined the Company in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, Mr. Carlino served as Penn's founder and Chief Executive Officer. He continues as Penn's non-executive Chairman of the Board of Directors. Since 1976, Mr. Carlino has been President of Carlino Capital Management Corp. (formerly known as Carlino Financial Corporation), a holding company that owns and operates various Carlino family investments.
William J. Clifford.    Mr. Clifford is our Chief Financial Officer and Treasurer. Mr. Clifford joined the Company in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, Mr. Clifford served as Penn's Senior Vice President-Finance and Chief Financial Officer since October 2001. From March 1997 to July 2001, Mr. Clifford served as the Chief Financial Officer and Senior Vice President of Finance with Sun International Resorts, Inc., Paradise Island, Bahamas. From November 1993 to February 1997, Mr. Clifford was Financial, Hotel and Operations Controller for Treasure Island Hotel and Casino in Las Vegas. From May 1989 to November 1993, Mr. Clifford was Controller for Golden Nugget Hotel and Casino, Las Vegas. Prior to May 1989, Mr. Clifford held the positions of Controller for the Dunes Hotel and Casino, Las Vegas, Property Operations Analyst with Aladdin Hotel and Casino, Las Vegas, Casino Administrator with Las Vegas Hilton, Las Vegas, Senior Internal Auditor with Del Webb, Las Vegas, and Agent, Audit Division, of the Nevada Gaming Control Board, Las Vegas and Reno.
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
Taxation of REITs in General
As a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from an investment in a C corporation. A "C corporation" is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders. We will nonetheless be subject to U.S. federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed net taxable income, including undistributed net capital gains.

•	For tax years that began prior to December 31, 2017, we may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

•
If we have net income from prohibited transactions, which are, in general, sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may thereby avoid the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 21%).

•
If we fail to satisfy the 75% gross income test and/or the 95% gross income test, as discussed below, but nonetheless maintain our qualification as a REIT because we satisfy other requirements, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•
If we violate the asset tests (other than certain de minimis violations) or other requirements applicable to REITs, as described below, and yet maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty tax. In that case, the amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the nonqualifying assets in question multiplied by the highest corporate tax rate (currently 21%) if that amount exceeds $50,000 per failure.

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

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation. (Notwithstanding the “Supplement to Certain United States Federal Income Tax Considerations” section of our Prospectus Supplement dated August 9, 2016, to our Prospectus dated March 28, 2016, final regulations were issued by the U.S. Department of the Treasury (the “Treasury”) on January 17, 2017, confirming that the recognition period during which this tax could apply is a 5-year period and not a 10-year period.)

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
Asset Tests
At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include interests in real property (such as land, buildings, leasehold interest in real property and, for taxable years that began or after January 1, 2016, personal property leased with real property if the rents attributable to the personal property would be rents from real property under the income tests discussed above), interests in mortgages on real property or on interests in real property, shares in other qualifying REITs, and stock or debt instruments held for less than one year purchased with the proceeds from an offering of shares of our stock or certain debt and, for tax years that began on or after January 1, 2016, debt instruments issued by publicly offered REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.
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
Even if we did not qualify for the foregoing relief provisions, one additional provision allows a REIT which fails one or more of the asset requirements to nevertheless maintain its REIT qualification if (i) the REIT provides the IRS with a description of each asset causing the failure, (ii) the failure is due to reasonable cause and not willful neglect, (iii) the REIT pays a tax equal to the greater of (a) $50,000 per failure and (b) the product of the net income generated by the assets that caused the failure multiplied by the highest applicable corporate tax rate (currently 21%) and (iv) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or otherwise satisfies the relevant asset tests within that time frame.
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

We believe that we have satisfied the annual distribution requirements for the year ended, December 31, 2017. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2018 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet determined whether we or our TRS will elect out of the new interest expense limitation.

The effect of the Tax Cuts and Jobs Act is highly uncertain, both in terms of its direct effect on the taxation of holders of our common stock and its indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.

Stockholders are urged to consult with their own tax advisors with respect to the impact that the Tax Cuts and Jobs Act and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.
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
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier because of its status as landlord, including Colorado, Illinois, Indiana, Mississippi, Missouri, Ohio and Pennsylvania.
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

Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to environmental liabilities arising from the business and operations of Pinnacle's real property holdings prior to the Pinnacle transaction (except to the extent first discovered after the end of the term of the Pinnacle Master Lease) was retained by Pinnacle and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. There can be no assurance that Penn or Pinnacle will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn or Pinnacle any amounts for which we are held liable, we may be temporarily required to bear these losses.
Employees
As of December 31, 2017, we had 714 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 161 of our employees at Hollywood Casino Perryville under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.
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

ITEM 1A.    RISK FACTORS
Risk Factors Relating to Our Business
We are significantly dependent on two tenants and their respective subsidiaries until we substantially diversify our portfolio. An event that has a material adverse effect on either tenant’s respective business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations and we could be restrained from exercising any remedies under our Master Leases.

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

Although we will acquire a new tenant, Boyd, if the Penn-Pinnacle Merger (described below) is completed, we will become even more dependent on Penn as a result of its acquisition of Pinnacle. Any event, including the integration of Penn and Pinnacle after the completion of the Penn-Pinnacle Merger, that has a material adverse effect on Penn’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. In addition, continued consolidation in the gaming industry would increase our dependence on our existing tenants and could make it increasingly difficult for us to find alternative tenants for our properties.
Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We operate in a highly competitive industry and face competition from other REITs (including other gaming-focused REITs), investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies (including gaming companies considering REIT structures) and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient number of investment properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed and completing proposed acquisitions may be adversely impacted. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
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

Penn’s proposed acquisition of Pinnacle is subject to the satisfaction of closing conditions, including the timely receipt of all necessary regulatory approvals, financing and other matters, and the failure of Penn and Pinnacle to complete the acquisition could negatively impact our stock price and growth plans.
On December 17, 2017, Penn and Pinnacle announced that Penn intends to acquire Pinnacle (the “Penn-Pinnacle Merger”). Under our master leases with both Penn and Pinnacle, we have a consent right with respect to any divestitures effected in connection with the Penn-Pinnacle Merger. In agreeing to the Penn-Pinnacle Merger, we will be acquiring the physical assets at Penn’s Plainridge Park Casino and Pinnacle’s Belterra Park Gaming & Entertainment for approximately $315 million subject to the closing of the Penn-Pinnacle Merger. Additionally, in order to facilitate the Penn-Pinnacle Merger, we intend to enter into a new lease with Boyd Gaming Corp. (“Boyd”), whereby Boyd will become the operator for four casino operations Boyd is acquiring from Pinnacle. The Penn-Pinnacle Merger is subject to the satisfaction of closing conditions, including the timely receipt of all necessary regulatory approvals, financing and other matters. If Penn and Pinnacle are unable to complete the Penn-Pinnacle Merger, we would not be able to acquire the physical assets as planned and it could negatively impact our stock price and growth plans.
We will need to repay or refinance borrowings under our senior unsecured credit facility and our senior unsecured notes with maturities in 2018.
We have a $1,825 million dollar senior unsecured credit facility (the "Credit Facility"), consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. Our revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021. At December 31, 2017, we have $230 million outstanding under the term loan A facility and no borrowings outstanding under the revolving credit facility. We also have $550 million of 4.375% senior unsecured notes scheduled to mature on November 1, 2018 (the "2018 Notes"). During 2018, we will need to repay, refinance, replace or otherwise extend the maturity of the portion of our Credit Facility that matures during 2018 and the 2018 Notes. Our ability to repay, refinance, replace or extend these borrowings by their maturity dates will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under our Credit Facility and the 2018 Notes, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of our Credit Facility or delay expenditures in order to generate proceeds that could be used to repay indebtedness under our Credit Facility and the 2018 Notes. We cannot provide any assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all.
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
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services or games of skill, which allow their customers a wagering alternative to the casino-style, in person gaming from home or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Certain alternative wagering products may be illegal under federal or state law but operate exclusively in certain states or from overseas locations, and are accessible to certain domestic gamblers. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting our TRS Properties and the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize internet poker and other alternative wagering products in a number of states. Several states have intrastate internet gaming. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject us, our officers, directors and shareholders to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers, directors and shareholders are also required to maintain license or finding of suitability.
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
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors following the affirmative determination by the nominating committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) do not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to our Compensation and Governance Committee; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders' meeting; and (vi) provide for supermajority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
Our success depends in large part upon the leadership and performance of our executive management team, particularly Peter M. Carlino, our chief executive officer, and William J. Clifford, our chief financial officer. Furthermore, we do not have any employment agreements in place with the members of our executive management team. If we lose the services of Messrs. Carlino or Clifford, or other members of our executive management team, we may not be able to successfully manage our business or achieve our business objectives.
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
Specific factors that may have a significant effect on the market price for our common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable REITs;

•	actual or anticipated fluctuations in our revenue stream or future prospects;

•	strategic actions taken by us or our competitors, such as acquisitions;

•	our failure to close pending acquisitions;

•	our failure to achieve the perceived benefits of our acquisitions, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of our common stock by members of our management team or other significant shareholders.
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
Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.
The recently enacted Tax Cuts and Jobs Act makes significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer, but does not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of certain agreements; or damage our reputation among our tenants and investors generally.
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
Qualifying as a REIT involves highly technical and complex provisions of the Code and violations of these provisions could jeopardize our REIT qualifications.
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
The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced), and (ii) shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to “qualified dividend income” or treated as capital gain dividends), subject to certain limitations and not subject to expiration as of January 1, 2018.
The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock, even taking into account the lower 37% maximum rate for ordinary income and the 20% deduction for ordinary REIT  dividends received in taxable years beginning after December 31, 2017 and before January 1, 2026.
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
The IRS has issued private letter rulings to other REITs (and, with respect to the Purging Distribution and as described above, to Penn) treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. We cannot rely on the private letter ruling Penn received from the IRS, as described above, with respect to the payment of dividends other than the Purging Distribution. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our taxable year that began on January 1, 2014 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends (other than the Purging Distribution) payable in-kind.
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
We own appreciated assets that were held by a C corporation before we elected to be treated as a REIT and were acquired in a transaction in which the adjusted tax basis of the assets in our ownership is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our acquisition of the assets from the C corporation (i.e., during the five-year period following our qualification as a REIT), we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us (i.e., at the time that we became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The assets acquired from Pinnacle are expected to have significant built-in-gains. Because, prior to the Pinnacle transaction, Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the transaction, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the transaction.
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
As of December 31, 2017, we had indebtedness of $4.48 billion, with an additional $699.6 million available for borrowing under our revolving credit facility. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our leverage, including our possible inability to service our debt, would increase.
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
Our shareholders may be subject to significant dilution caused by the additional issuance of equity securities.
If and when additional funds are raised through the issuance of equity securities, including under our "at the market" offering program (the "ATM Program") and in connection with future acquisitions, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
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
The historical financial statements for the years ended December 31, 2017, 2016, 2015 and 2014 included herein reflect a full year of operations for the real estate entity and the businesses in the TRS, whereas financial results for the year ended December 31, 2013 (included in Item 6) reflect a full year of operations for the businesses in the TRS and a partial year from November 1, 2013 to December 31, 2013 for the real estate entity. The historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future.
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
Peter M. Carlino serves as non-executive Chairman of the Board of Directors of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn's management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g. Penn Master Lease) thereafter. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future, including as a result of Penn's proposed acquisition of Pinnacle and the consummation of the transactions contemplated thereby. We have established a mechanism in our Corporate Governance Guidelines to address potential conflicts through the use of an independent director but there can be no assurance that this process will completely eliminate conflicts resulting from overlapping directors. In addition to potential conflicts of interest, the overlapping director position could create obstacles to engaging in certain transactions in close proximity to existing Penn properties and there can be no assurance that we will be able to overcome such obstacles.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2017, the Company had 36 rental properties, consisting of the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino located on approximately 20.1 acres, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own approximately 4.0 acres of land which features a railroad underpass that provides unimpeded access to the casino property.
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

	High	Low	Dividends per Share
2017
First Quarter	$33.42	$30.27	$0.62
Second Quarter	38.53	33.33	0.62
Third Quarter	39.19	36.31	0.63
Fourth Quarter	37.20	35.54	0.63
2016
First Quarter	$31.13	$24.82	$0.56
Second Quarter	34.83	31.49	0.56
Third Quarter	35.89	32.42	0.60
Fourth Quarter	33.17	29.59	0.60
The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 12, 2018 was $33.31. As of February 12, 2018, there were approximately 691 holders of record of our common stock.
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
On February 1, 2018, the Company declared a regular quarterly cash dividend of $0.63 per share, which is payable on March 23, 2018 to shareholders of record as of March 9, 2018. Cash available for distribution to GLPI shareholders is derived from the rental payments received under the Company's real estate leases and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 13 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for the five-year period ended December 31, 2017 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2017 (1)	2016 (1)	2015	2014	2013 (3)
	(in thousands, except per share data)
Income statement data:
Net revenues	$971,307	$828,255	$575,053	$591,068	$235,452
Total operating expenses	365,789	347,632	317,638	332,562	181,547
Income from operations	605,518	480,623	257,415	258,506	53,905
Total other expenses	215,133	183,773	121,851	114,586	23,456
Income before income taxes	390,385	296,850	135,564	143,920	30,449
Taxes on income	9,787	7,545	7,442	5,113	15,596
Net income	$380,598	$289,305	$128,122	$138,807	$14,853
Per share data:
Basic earnings per common share	$1.80	$1.62	$1.12	$1.23	$0.13
Diluted earnings per common share	$1.79	$1.60	$1.08	$1.18	$0.13
Weighted shares outstanding - Basic	210,705	178,594	114,432	112,037	110,617
Weighted shares outstanding - Diluted	212,752	180,622	118,439	117,586	115,865
Other data:
Net cash provided by operating activities	$598,711	$514,370	$319,688	$273,259	$80,632
Net cash provided by (used in) investing activities	698	(3,218,616)	(14,142)	(317,319)	(16,275)
Net cash (used in) provided by financing activities	(606,911)	2,698,927	(299,644)	(205,188)	206,302
Depreciation and amortization	123,835	115,717	109,783	106,843	28,923
Straight-line rent adjustments	65,971	58,673	55,825	44,877	6,677
Collections of principal payments on investment in direct financing lease	73,072	48,533	—	—	—
Interest expense	217,068	185,896	124,183	117,030	19,254
Capital expenditures (2)	3,256	3,441	19,102	142,769	16,428
Balance sheet data:
Cash and cash equivalents	$29,054	$36,556	$41,875	$35,973	$285,221
Real estate investments, net	3,662,045	3,739,091	2,090,059	2,180,124	2,010,303
Investment in direct financing lease, net	2,637,639	2,710,711	—	—	—
Total assets	7,246,882	7,369,330	2,448,155	2,525,454	2,562,362
Total debt	4,442,880	4,664,965	2,510,341	2,570,361	2,303,123
Shareholders' equity (deficit)	2,458,247	2,433,869	(253,514)	(176,290)	(137,452)
Property Data:
Number of rental properties owned at year end	36	34	19	19	17
Rentable square feet at year end	15,198	14,799	6,970	6,970	6,344

(1)
In April 2016, the Company purchased substantially all of the real property assets of Pinnacle for approximately $4.8 billion. The purchase of these assets, which were subsequently leased back to Pinnacle under a triple-net lease and financed through a combination of debt and equity, contributed to the Company's significant growth in asset base as well as improved financial performance during fiscal years 2017 and 2016. To a lesser extent, the purchase of the real property assets of the Meadows for $323.3 million in September 2016, (which were also subsequently leased to

Pinnacle) also contributed to the Company's improved operating results during fiscal years 2017 and 2016. Finally, the purchase of the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.9 million in May 2017 (leased to Penn) contributed slightly to the Company's increase in net revenues for fiscal year 2017. See Note 4 to the Consolidated Financial Statements for additional information on the Company's acquisitions.

(2)
The higher level of capital expenditures in 2014 was primarily due to the construction of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which opened to the public on August 28, 2014 and September 17, 2014, respectively.

(3)
The Company's 2013 fiscal year reflects a partial year of operations for the GLP Capital operating segment as GLPI was spun-off from Penn on November 1, 2013. See Note 1 to the Consolidated Financial Statements for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI leases these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. See Note 4 to the Consolidated Financial Statements for further details surrounding the Pinnacle acquisition.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2017, GLPI's portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and contain approximately 15.2 million of rentable square feet. As of December 31, 2017, our properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017. Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing leases. The transaction is expected to add additional annual rental revenue of approximately $46 million upon closing. The transaction which is subject to regulatory approval is expected to close in the second half of 2018.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry.
As of December 31, 2017, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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
Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2017, our portfolio consisted of 38 gaming and related facilities. Our portfolio comprises approximately 15.4 million of property square footage and over 5,200 acres of owned and leased land and is broadly diversified by location across 14 states. Our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
As of December 31, 2017, substantially all of the Company's real estate properties were leased to Penn or Pinnacle and approximately 53% and 45% of the Company's collective rental revenues and income from direct financing lease were derived from tenant leases with Penn and Pinnacle, respectively. Penn and Pinnacle are both leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. Penn and Pinnacle are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission. Readers are directed to Penn and Pinnacle's respective websites for further financial information on these companies. As disclosed above, Penn has entered into an agreement to acquire Pinnacle and we expect that transaction to close in the second half of 2018.
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

Experienced and Committed Management Team
Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. William J. Clifford, chief financial officer of GLPI, is a finance professional with more than 30 years of experience in the gaming industry, including four years of gaming regulatory experience, sixteen years of casino property operations, and sixteen years of corporate experience. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

Financial Highlights

We reported net revenues and income from operations of $971.3 million and $605.5 million, respectively, for the year ended December 31, 2017, compared to $828.3 million and $480.6 million, respectively, for the year ended December 31, 2016.  The major factors affecting our results for the year ended December 31, 2017, as compared to the year ended December 31, 2016, were:

•
During April 2016, we acquired substantially all of Pinnacle's real estate assets. These assets are leased back to Pinnacle under a Master Lease which is bifurcated between an operating lease and a direct financing lease, resulting in the recognition of rental income for the land assets leased to Pinnacle and income from a direct financing lease for the building assets leased to Pinnacle. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May of 2017, we acquired the real estate assets of Bally's Casino Tunica (subsequently re-branded as the 1st Jackpot Casino) and Resorts Casino Tunica (the "Tunica Properties") and leased these assets to Penn under the Penn Master Lease. Rental revenue and income from the direct financing lease were $829.2 million and $684.2 million for the years ended December 31, 2017 and 2016, respectively. Rental revenue and income from the direct financing lease increased by $145.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the Pinnacle transaction, which increased rental income, income from the direct financing lease and revenue recorded for real estate taxes paid by our tenants and the Tunica and Meadows transactions, which increased both rental income and revenue recorded for real estate taxes paid by our tenants.

•
Net revenues for our TRS Properties decreased by $2.0 million for the year ended December 31, 2017, as compared to the prior year, due to decreased revenues at both Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The largest driver of the decrease resulted from lower revenues at Hollywood Casino Perryville, related to the outsourcing of its food and beverage outlets to a third party provider during the first quarter of 2017.

•
Total operating expenses increased by $18.2 million for the year ended December 31, 2017, as compared to the prior year, driven by increases in real estate taxes, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio and land right and ground rent lease expense, primarily related to the land rights acquired with the Pinnacle and Tunica transactions, partially offset by a decline in general and administrative expenses.

•
Other expenses, net increased by $31.4 million for the year ended December 31, 2017, as compared to the prior year, driven by increases in interest expense from the Company's April 2016 borrowings, which were utilized to finance the Pinnacle transaction.

•	Net income increased by $91.3 million for the year ended December 31, 2017, compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On May 1, 2017, the Company purchased the real property assets of Bally's Casino Tunica and Resorts Casino Tunica for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

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

TRS Properties

•
During the first quarter of 2017, Hollywood Casino Perryville outsourced the operation of its food and beverage outlets to a third party provider. Employees of these outlets are now employees of the third party; therefore both Hollywood Casino Perryville's revenues and expenses related to food and beverage decreased during the year ended December 31, 2017, as compared to the prior year.

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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have Master Leases with both Penn and Pinnacle under which we lease 20 and 14 properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and a separate single property lease by which we lease the Meadows' real estate assets to Pinnacle. The accounting guidance under ASC 840 - Leases ("ASC 840") is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new lease, to determine if we will account for the lease as a capital or operating lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under capital leases and operating leases.

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
Income Taxes
We elected on our U.S. federal income tax return for our taxable year that began on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership. As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
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
Goodwill and Other Intangible Assets
At December 31, 2017, we had $75.5 million in goodwill and $9.6 million in other intangible assets within our consolidated balance sheet, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. Our goodwill resides on the books of our Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of our Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
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
We determined the fair value of our goodwill and gaming license as of October 1, 2017 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on our balance sheet. In determining the fair value of each asset, we incorporated recent operating trends of both TRS properties into our current year projections. After consideration of these facts, the fair value of both assets exceeded their carrying amounts, and as of October 1, 2017, our goodwill and gaming license were not impaired.
As discussed in Note 2 to the Consolidated Financial Statements, the FASB recently issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the goodwill impairment test for public companies by eliminating Step 2 from the test. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between the carrying value and fair value of a reporting unit's goodwill, when the carrying value exceeds fair value. See Note 2 to the Consolidated Financial Statements for further details on the new standard. The Company does not expect the adoption of ASU 2017-04 to significantly impact its goodwill impairment testing, as it has not recognized an impairment charge for goodwill or intangible assets since inception.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

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

The consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are summarized below:

Year Ended December 31,	2017	2016	2015
	(in thousands)
Revenues
Rental income	$671,190	$567,444	$392,075
Income from direct financing lease	74,333	48,917	—
Real estate taxes paid by tenants	83,698	67,843	35,050
Total rental revenue and income from direct financing lease	829,221	684,204	427,125
Gaming, food, beverage and other	146,866	149,661	153,523
Total revenues	976,087	833,865	580,648
Less promotional allowances	(4,780)	(5,610)	(5,595)
Net revenues	971,307	828,255	575,053
Operating expenses
Gaming, food, beverage and other	80,487	82,463	85,774
Real estate taxes	84,666	69,448	36,412
Land rights and ground lease expense	24,005	14,799	2,812
General and administrative	63,151	71,368	82,857
Depreciation	113,480	109,554	109,783
Total operating expenses	365,789	347,632	317,638
Income from operations	$605,518	$480,623	$257,415

Certain information regarding our results of operations by segment for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	Net Revenues			Income from Operations
Year Ended December 31,	2017	2016	2015	2017	2016	2015
	(in thousands)
GLP Capital	$829,221	$684,204	$427,125	$578,661	$454,682	$232,701
TRS Properties	142,086	144,051	147,928	26,857	25,941	24,714
Total	$971,307	$828,255	$575,053	$605,518	$480,623	$257,415

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is as follows:

Year Ended December 31,	2017	2016	2015
	(in thousands)
Net income	$380,598	$289,305	$128,122
Losses (gains) from dispositions of property	530	(455)	185
Real estate depreciation	100,576	96,074	95,511
Funds from operations	$481,704	$384,924	$223,818
Straight-line rent adjustments	65,971	58,673	55,825
Direct financing lease adjustments	73,072	48,533	—
Other depreciation	12,904	13,480	14,272
Amortization of land rights	10,355	6,163	—
Amortization of debt issuance costs (1)	13,026	15,146	14,016
Stock based compensation	15,636	18,312	16,811
Maintenance CAPEX	(3,178)	(3,111)	(2,953)
Adjusted funds from operations	$669,490	$542,120	$321,789
Interest, net	215,133	183,773	121,851
Income tax expense	9,787	7,545	7,442
Maintenance CAPEX	3,178	3,111	2,953
Amortization of debt issuance costs (1)	(13,026)	(15,146)	(14,016)
Adjusted EBITDA	$884,562	$721,403	$440,019

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is as follows:

	GLP Capital			TRS Properties
Year Ended December 31,	2017	2016	2015	2017	2016	2015
	(in thousands)
Net income	$372,832	$280,295	$119,914	$7,766	$9,010	$8,208
(Gains) losses from dispositions of property	—	(471)	152	530	16	33
Real estate depreciation	100,576	96,074	95,511	—	—	—
Funds from operations	$473,408	$375,898	$215,577	$8,296	$9,026	$8,241
Straight-line rent adjustments	65,971	58,673	55,825	—	—	—
Direct financing lease adjustments	73,072	48,533	—	—	—	—
Other depreciation	2,076	2,097	1,913	10,828	11,383	12,359
Amortization of land rights	10,355	6,163	—	—	—	—
Debt issuance costs amortization (1)	13,026	15,146	14,016	—	—	—
Stock based compensation	15,636	18,312	16,811	—	—	—
Maintenance CAPEX	—	—	—	(3,178)	(3,111)	(2,953)
Adjusted funds from operations	$653,544	$524,822	$304,142	$15,946	$17,298	$17,647
Interest, net (2)	204,730	173,371	111,449	10,403	10,402	10,402
Income tax expense	1,099	1,016	1,338	8,688	6,529	6,104
Maintenance CAPEX	—	—	—	3,178	3,111	2,953
Debt issuance costs amortization (1)	(13,026)	(15,146)	(14,016)	—	—	—
Adjusted EBITDA	$846,347	$684,063	$402,913	$38,215	$37,340	$37,106

(1) Such amortization is a non-cash component included in interest, net.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the years ended December 31, 2017, 2016 and 2015.

2017 Compared with 2016

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $372.8 million, $473.4 million, $653.5 million and $846.3 million, respectively, for the year ended December 31, 2017. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $280.3 million, $375.9 million, $524.8 million and $684.1 million, respectively, for the year ended December 31, 2016. The significant increase in net income in our GLP Capital segment was primarily driven by a $145.0 million increase in net revenues, partially offset by a $21.0 million increase in operating expenses and a $31.4 million increase in interest, net. The increase in net revenues in our GLP Capital segment was primarily due to the Pinnacle transaction, which increased rental income, income from the direct financing lease and revenue recorded for real estate taxes paid by our tenants and the Tunica and Meadows transactions, which increased both rental income and revenue recorded for real estate taxes paid by our tenants. The increase in operating expenses in our GLP Capital segment was driven by increases in real estate taxes, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio during 2016 and land right and ground rent lease expense, primarily related to the land rights acquired with the Pinnacle and Tunica transactions, partially offset by a decline in general and administrative expenses. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to our Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower debt issuance costs amortization and stock based compensation, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add back for interest.

Net income and FFO for our TRS Properties segment decreased by $1.2 million and $0.7 million, respectively, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to declining revenues partially offset by decreased expenses.  AFFO for our TRS Properties segment decreased by $1.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due the reasons described above, as well as, lower depreciation expense due to certain assets reaching full depreciation.  Adjusted EBITDA for our TRS Properties segment increased by $0.9 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the explanations described above, in addition to higher income taxes in the year ended December 31, 2017.

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

Revenues

Revenues for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Total rental revenue and income from direct financing lease	$829,221	$684,204	$145,017	21.2%
Gaming, food, beverage and other	146,866	149,661	(2,795)	(1.9)%
Total revenues	976,087	833,865	142,222	17.1%
Less promotional allowances	(4,780)	(5,610)	830	14.8%
Net revenues	$971,307	$828,255	$143,052	17.3%

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Total rental revenue and income from direct financing lease	$684,204	$427,125	$257,079	60.2%
Gaming, food, beverage and other	149,661	153,523	(3,862)	(2.5)%
Total revenues	833,865	580,648	253,217	43.6%
Less promotional allowances	(5,610)	(5,595)	(15)	(0.3)%
Net revenues	$828,255	$575,053	$253,202	44.0%

Total rental revenue and income from direct financing lease

2017 Compared to 2016

For the years ended December 31, 2017 and 2016, rental revenue and income from the direct financing lease were $829.2 million and $684.2 million, respectively, for our GLP Capital segment, which included $83.7 million and $67.8 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

In accordance with ASC 605, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its consolidated statement of operations, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $145.0 million or 21.2% for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a full year of rent for the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, a full year of rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn and Pinnacle rent escalators, improved results at our two Ohio properties with monthly variable rent and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $103.1 million of rental revenue and income from the direct financing lease to the increase in net revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The Penn properties contributed $14.5 million to the increase in net revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016, resulting from the addition of the Tunica Properties, the impact of the rent escalator and the performance at the Ohio properties, while the Meadows Lease contributed $11.4 million to the increase in net revenues for the year ended December 31, 2017, as compared to the prior year. Lastly, real estate taxes contributed $15.8 million to the increase in net revenues for the year ended December 31, 2017, as compared to the prior year period.

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

Gaming, food, beverage and other revenue

2017 Compared to 2016

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $2.8 million, or 1.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to decreased gaming, food, beverage and other revenues of $2.5 million and $0.3 million at Hollywood Casino Perryville and Hollywood Baton Rouge, respectively. The largest driver of the decrease resulted from lower revenues at Hollywood Casino Perryville, related to the outsourcing of its food and beverage outlets to a third party provider during the first quarter of 2017.

2016 Compared to 2015

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $3.9 million, or 2.5%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to decreased gaming revenues of $2.0 million and $1.7 million at Hollywood Casino Perryville and Hollywood Baton Rouge, respectively, resulting from lower patronage at both properties.

Operating Expenses

Operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$80,487	$82,463	$(1,976)	(2.4)%
Real estate taxes	84,666	69,448	15,218	21.9%
Land rights and ground lease expense	24,005	14,799	9,206	62.2%
General and administrative	63,151	71,368	(8,217)	(11.5)%
Depreciation	113,480	109,554	3,926	3.6%
Total operating expenses	$365,789	$347,632	$18,157	5.2%

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Gaming, food, beverage and other	$82,463	$85,774	$(3,311)	(3.9)%
Real estate taxes	69,448	36,412	33,036	90.7%
Land rights and ground lease expense	14,799	2,812	11,987	426.3%
General and administrative	71,368	82,857	(11,489)	(13.9)%
Depreciation	109,554	109,783	(229)	(0.2)%
Total operating expenses	$347,632	$317,638	$29,994	9.4%

Gaming, food, beverage and other expense

2017 Compared with 2016

Gaming, food, beverage and other expense for our TRS Properties segment decreased by approximately $2.0 million, or 2.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower expenses resulting from the outsourcing of the operations of the food and beverage outlets at Hollywood Casino Perryville during the first quarter of 2017 and lower gaming and admissions taxes, resulting from lower revenues at both TRS Properties.

2016 Compared with 2015

Gaming, food, beverage and other expense for our TRS Properties segment decreased by approximately $3.3 million, or 3.9%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to lower gaming and admissions taxes, resulting from lower revenues at both TRS Properties, as well as a decrease in the gaming tax rate on revenue generated from slot machines at Hollywood Casino Perryville. During the year ended December 31, 2015, Hollywood Casino Perryville directly purchased slot machines in exchange for gaming tax reductions from the state of Maryland, lowering its tax rate on gaming revenues derived from slot machines for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Real estate taxes

2017 Compared with 2016

Real estate taxes increased by $15.2 million, or 21.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a full year of the real estate tax expense attributable to the acquired Pinnacle and Meadows properties. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 605.

2016 Compared with 2015

Real estate taxes increased by approximately $33.0 million, or 90.7%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the inclusion of the real estate tax expense attributable to the acquired Pinnacle properties.

Land rights and ground lease expense

2017 Compared with 2016

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $9.2 million, or 62.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a full year of amortization of the land rights associated with the Pinnacle acquisition, as well as a full year of ground rent related to these leases and the acquisition of the Tunica Properties in May of 2017. In connection with both acquisitions, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

2016 Compared with 2015

Land rights and ground lease expense increased by $12.0 million, or 426.3%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the 2016 acquisition of substantially all of the real property of Pinnacle.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. In addition, Penn provided GLPI with certain administrative and support services on a transitional basis pursuant to a transition services agreement executed in connection with the Spin-Off from the date of the Spin-Off through September 30, 2015. The fees charged to GLPI for transition services furnished pursuant to this agreement were determined based on fixed percentages of Penn’s internal costs which were intended to approximate the actual cost incurred by Penn in providing the transition services to GLPI for the relevant period.

2017 Compared with 2016

General and administrative expenses decreased by $8.2 million, or 11.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, led by lower stock-based compensation charges in the current year.

2016 Compared with 2015

General and administrative expenses decreased by $11.5 million, or 13.9%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, led by lower legal expenses and stock-based compensation charges in the current year.

Depreciation expense

2017 Compared with 2016

Depreciation expense increased by $3.9 million or 3.6% to $113.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to a full year of depreciation expense on the Meadows assets, which were acquired in September of 2016.

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

Other income (expenses)

Other income (expenses) for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Interest expense	$(217,068)	$(185,896)	$(31,172)	(16.8)%
Interest income	1,935	2,123	(188)	(8.9)%
Total other expenses	$(215,133)	$(183,773)	$(31,360)	(17.1)%

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Interest expense	$(185,896)	$(124,183)	$(61,713)	(49.7)%
Interest income	2,123	2,332	(209)	(9.0)%
Total other expenses	$(183,773)	$(121,851)	$(61,922)	(50.8)%

Interest expense
2017 Compared with 2016
For the year ended December 31, 2017, interest expense related to our fixed and variable rate borrowings was $217.1 million, as compared to $185.9 million in the year ended December 31, 2016. Interest expense primarily increased due to interest expense related to the April 2016 issuance of $400 million of senior unsecured notes due 2021 and $975 million of senior unsecured notes due 2026 and borrowings of $825 million under the term loan A-1 facility. The additional borrowings were utilized to finance the Pinnacle acquisition.
2016 Compared with 2015
For the year ended December 31, 2016, interest expense related to our fixed and variable rate borrowings was $185.9 million, as compared to $124.2 million in the year ended December 31, 2015. Interest expense primarily increased due to interest expense related the additional borrowing utilized to finance the Pinnacle acquisition.

Taxes

2017 Compared to 2016

Our income tax expense increased $2.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we had income tax expense of approximately $9.8 million, compared to income tax expense of $7.5 million during the year ended December 31, 2016. Income tax expense increased primarily due to adjustments at the TRS Properties related to the December 2017 Tax Cuts and Job Act. Our effective tax rate (income taxes as a percentage of income before income taxes) was 2.5% for both the years ended December 31, 2017 and 2016.

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

Net cash provided by operating activities was $598.7 million, $514.4 million and $319.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net cash provided by operating activities of $84.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily comprised of an increase in cash receipts from customers/tenants of $129.3 million, (excluding cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid to employees of $10.6 million, partially offset by increases in cash paid for operating expenses, interest and taxes of $1.2 million, $49.9 million and $4.3 million, respectively. The increase in cash receipts collected from our customers and tenants for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to a full year of rent received under both the Pinnacle Master Lease and the Meadows Lease, as well as the additional rent received from Penn related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both Master Leases, partially offset by a decrease in our TRS Properties' net revenues. The increase in cash paid for interest was related to the Company's April 2016 acquisition of Pinnacle's real estate assets and the related borrowings. The increase in net cash provided by operating activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the rent received under the Pinnacle Master Lease and to a lesser extent the Meadows Lease and the impact of the Penn rent escalator, partially offset by a decrease in the TRS Properties' net revenues and higher interest related to the Company's borrowings primarily related to the Pinnacle transaction.

Net cash provided by investing activities totaled $0.7 million during the year ended December 31, 2017 and used cash of $3.2 billion and $14.1 million, respectively, for the years ended December 31, 2016 and 2015. Net cash provided by investing activities during the year ended December 31, 2017 consisted of cash payments of $83.3 million primarily related to the acquisition of the Tunica Properties and capital expenditures of $3.2 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $73.1 million. Net cash used in investing activities during the year ended December 31, 2016 consisted of cash payments of $3.3 billion related to the acquisition of the Pinnacle and Meadows' real estate assets, partially offset by principal payments of $3.2 million made by Casino Queen on their five-year term loan, as well rental payments received from tenants and applied against the lease receivable on our balance sheet of $48.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity). Net cash used in investing activities for the year ended December 31, 2015 included capital expenditures of $19.1 million, primarily related to $6.5 million of construction spend related to the Company's new corporate headquarters building located in Wyomissing, Pennsylvania, and Hollywood Casino Perryville's $5.9 million purchase of slot machines, associated with its initiative to directly purchase slot machines in exchange for gaming tax reductions, partially offset by $4.7 million of principal payments received from Casino Queen on their five year term loan.

Financing activities used net cash of $606.9 million during the year ended December 31, 2017, provided net cash of $2.7 billion during the year ended December 31, 2016 and used net cash of $299.6 million during the year ended December 31, 2015. Net cash used by financing activities for the year ended December 31, 2017 included dividend payments of $529.4 million and repayments of long-term debt of $335.1 million, partially offset by proceeds from the issuance of common stock under the ATM Program, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $18.2 million and proceeds from the issuance of long-term debt of $100.0 million. Net cash provided by financing activities for the year ended December 31, 2016 included proceeds from the issuance of long-term debt of $2.6 billion, proceeds from the issuance of common stock, net of issuance costs of $870.8 million and proceeds from stock option exercises of $113.5 million, partially offset by dividend payments of $428.4 million and repayments of long-term debt and financing costs of $409.0 million. During the year ended December 31, 2016, we issued approximately 28.8 million shares of our common stock in a primary equity offering and approximately 1.3 million shares of our common stock under the ATM Program, as well as issuing $1.375 billion in new senior unsecured notes and drawing down on the $825 million term loan A-1 facility. These new debt and equity instruments were utilized to finance the acquisition of the Pinnacle and Meadows' real estate assets. In addition to the shares issued in the primary equity offering and the ATM Offering, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash financing activity). Net cash used in financing activities for the year ended December 31, 2015 included dividend payments of $251.7 million and repayments of long-term debt and financing costs of $77.6 million, partially offset by proceeds from stock option exercises of $29.7 million.

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

During the years ended December 31, 2017, 2016 and 2015 we spent approximately $3.2 million, $3.1 million and $3.0 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million dollar Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021. At December 31, 2017, the Credit Facility had a gross outstanding balance of $1,055 million, consisting of the $1,055 million Term Loan A and A-1 facilities. Additionally, at December 31, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2017.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2017, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes"), $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes"), $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes" and collectively with the 2018 Notes, the 2020 Notes, the 2021 Notes and the 2023 Notes, the "Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, is payable semi-annually on May 1 and November 1 of each year. Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year and commenced on October 15, 2016.
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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 19 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

At December 31, 2017, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our senior unsecured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. During 2018, we expect to refinance our Credit Facility which matures on October 28, 2018. In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our ATM Program) and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2017:

	Payments Due By Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and After
	(in thousands)
Senior unsecured credit facility
Principal	$1,055,000	$230,000	$—	$825,000	$—
Interest (1)	107,617	32,984	64,018	10,615	—
4.375% senior unsecured notes due 2018
Principal	550,000	550,000	—	—	—
Interest	24,063	24,063	—	—	—
4.875% senior unsecured notes due 2020
Principal	1,000,000	—	1,000,000	—	—
Interest	146,250	48,750	97,500	—	—
4.375% senior unsecured notes due 2021
Principal	400,000	—	—	400,000	—
Interest	61,250	17,500	35,000	8,750	—
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	—	500,000
Interest	161,250	26,875	53,750	53,750	26,875
5.375% senior unsecured notes due 2026
Principal	975,000	—	—	—	975,000
Interest	445,454	52,406	104,813	104,813	183,422
Capital lease obligations	1,230	117	252	278	583
Operating leases	599,986	10,735	21,448	21,370	546,433
Other liabilities reflected in the Company's consolidated balance sheets (2)	674	674	—	—	—
Total	$6,027,774	$994,104	$1,376,781	$1,424,576	$2,232,313

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

(2)	Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2017 for the following future periods:

	Total Amounts Committed	2018	2019 - 2020	2021 - 2022	2023 and After
	(in thousands)
Letters of Credit (1)	$395	$395	—	—	—
Total	$395	$395	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2017 and 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,481.2 million at December 31, 2017. Furthermore, $3,425.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from less than one year to eight and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2017.

	01/01/18- 12/31/18	01/01/19- 12/31/19	01/01/20- 12/31/20	01/01/21- 12/31/21	01/01/22- 12/31/22	Thereafter	Total	Fair Value at 12/31/2017
	(in thousands)
Long-term debt:
Fixed rate	$550,000	$—	$1,000,000	$400,000	$—	$1,475,000	$3,425,000	$3,574,688
Average interest rate	4.38%		4.88%	4.38%		5.38%

Variable rate	$230,000	$—	$—	$825,000	$—	$—	$1,055,000	$1,045,600
Average interest rate (1)	3.21%			3.96%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gaming and Leisure Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2015, of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company"). Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gaming and Leisure Properties, Inc. and Subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2016

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

Assets
Real estate investments, net	$3,662,045	$3,739,091
Land rights, net	640,148	590,758
Property and equipment, used in operations, net	108,293	119,427
Investment in direct financing lease, net	2,637,639	2,710,711
Cash and cash equivalents	29,054	36,556
Prepaid expenses	8,452	7,477
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	26,200
Deferred tax assets	4,478	3,922
Other assets	58,675	50,090
Total assets	$7,246,882	$7,369,330

Liabilities
Accounts payable	$715	$1,079
Accrued expenses	7,913	6,590
Accrued interest	33,241	33,743
Accrued salaries and wages	10,809	10,619
Gaming, property, and other taxes	35,399	32,584
Long-term debt, net of unamortized debt issuance costs	4,442,880	4,664,965
Deferred rental revenue	232,023	166,052
Deferred tax liabilities	244	265
Other liabilities	25,411	19,564
Total liabilities	4,788,635	4,935,461

Commitments and Contingencies (Note 10)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 and 207,676,827 shares issued at December 31, 2017 and December 31, 2016, respectively)	2,127	2,077
Additional paid-in capital	3,933,829	3,760,729
Retained accumulated deficit	(1,477,709)	(1,328,937)
Total shareholders’ equity	2,458,247	2,433,869
Total liabilities and shareholders’ equity	$7,246,882	$7,369,330

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2017	2016	2015

Revenues
Rental income	$671,190	$567,444	$392,075
Income from direct financing lease	74,333	48,917	—
Real estate taxes paid by tenants	83,698	67,843	35,050
Total rental revenue and income from direct financing lease	829,221	684,204	427,125
Gaming, food, beverage and other	146,866	149,661	153,523
Total revenues	976,087	833,865	580,648
Less promotional allowances	(4,780)	(5,610)	(5,595)
Net revenues	971,307	828,255	575,053

Operating expenses
Gaming, food, beverage and other	80,487	82,463	85,774
Real estate taxes	84,666	69,448	36,412
Land rights and ground lease expense	24,005	14,799	2,812
General and administrative	63,151	71,368	82,857
Depreciation	113,480	109,554	109,783
Total operating expenses	365,789	347,632	317,638
Income from operations	605,518	480,623	257,415

Other income (expenses)
Interest expense	(217,068)	(185,896)	(124,183)
Interest income	1,935	2,123	2,332
Total other expenses	(215,133)	(183,773)	(121,851)

Income before income taxes	390,385	296,850	135,564
Income tax expense	9,787	7,545	7,442
Net income	$380,598	$289,305	$128,122

Earnings per common share:
Basic earnings per common share	$1.80	$1.62	$1.12
Diluted earnings per common share	$1.79	$1.60	$1.08

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2014	112,981,088	$1,130	$888,860	$(1,066,280)	$(176,290)
Stock option activity	2,511,639	25	34,621	—	34,646
Restricted stock activity	101,594	1	11,739	—	11,740
Dividends paid ($2.18 per common share)	—	—	—	(251,732)	(251,732)
Net income				128,122	128,122
Balance, December 31, 2015	115,594,321	1,156	935,220	(1,189,890)	(253,514)
Issuance of common stock	86,074,167	861	2,693,939	—	2,694,800
Stock option activity	5,870,282	59	115,416	—	115,475
Restricted stock activity	138,057	1	16,154	—	16,155
Dividends paid ($2.32 per common share)	—	—	—	(428,352)	(428,352)
Net income	—	—	—	289,305	289,305
Balance, December 31, 2016	207,676,827	2,077	3,760,729	(1,328,937)	2,433,869
Issuance of common stock	3,864,872	38	139,376	—	139,414
Stock option activity	1,013,984	10	20,993	—	21,003
Restricted stock activity	161,866	2	12,731	—	12,733
Dividends paid ($2.50 per common share)	—	—	—	(529,370)	(529,370)
Net income	—	—	—	380,598	380,598
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2017	2016	2015
Operating activities
Net income	$380,598	$289,305	$128,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,835	115,717	109,783
Amortization of debt issuance costs	13,026	15,146	14,016
Losses (gains) on dispositions of property	530	(455)	185
Deferred income taxes	(561)	(1,535)	(813)
Stock-based compensation	15,636	18,312	16,811
Straight-line rent adjustments	65,971	58,673	55,825

(Increase) decrease,
Prepaid expenses and other assets	(5,332)	7,565	(9,712)
(Decrease), increase
Accounts payable	(421)	506	(946)
Accrued expenses	411	(4,672)	4,241
Accrued interest	(502)	16,120	95
Accrued salaries and wages	190	(3,100)	1,138
Gaming, property and other taxes	(517)	913	(956)
Other liabilities	5,847	1,875	1,899
Net cash provided by operating activities	598,711	514,370	319,688
Investing activities
Capital project expenditures	(78)	(330)	(16,149)
Capital maintenance expenditures	(3,178)	(3,111)	(2,953)
Proceeds from sale of property and equipment	934	1,134	310
Principal payments on loan receivable	13,200	3,150	4,650
Acquisition of real estate assets	(83,252)	(3,267,992)	—
Collections of principal payments on investment in direct financing lease	73,072	48,533	—
Net cash provided by (used in) investing activities	698	(3,218,616)	(14,142)
Financing activities
Dividends paid	(529,370)	(428,352)	(251,732)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	18,157	113,484	29,686
Proceeds from issuance of common stock, net of issuance costs	139,414	870,810	—
Proceeds from issuance of long-term debt	100,000	2,552,000	—
Financing costs	—	(31,911)	(9,500)
Repayments of long-term debt	(335,112)	(377,104)	(68,098)
Net cash (used in) provided by financing activities	(606,911)	2,698,927	(299,644)
Net (decrease) increase in cash and cash equivalents	(7,502)	(5,319)	5,902
Cash and cash equivalents at beginning of period	36,556	41,875	35,973
Cash and cash equivalents at end of period	$29,054	$36,556	$41,875

See Note 17 to the consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2017, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and contain approximately 15.2 million of rentable square feet. As of December 31, 2017, the Company's properties were 100% occupied.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd Gaming Corporation (“Boyd”) and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing leases. The transaction which is subject to regulatory approval is expected to close in the second half of 2018.

In order to conform to the current presentation of the statement of income, the Company combined certain line items on the consolidated statements of income for the years ended December 31, 2016 and 2015. Specifically, the Company aggregated the former revenue line items gaming revenue and food, beverage and other revenue into the line item gaming, food, beverage and other revenues and aggregated the former expense line items gaming expenses and food, beverage and other expenses into the line item gaming, food, beverage and other expenses. Furthermore, also to conform to the current presentation of the statement of income, the Company separated the general and administrative line item into the line items general and administrative expenses and land rights and ground lease expense on the consolidated statements of income for the years ended December 31, 2016 and 2015. This new line item includes the amortization of land rights and rent expense related to the Company's long-term ground leases. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the years ended December 31, 2016 and 2015.
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

Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and does not expect the adoption of ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards' terms and conditions subsequent to the grant date are unusual and infrequent in nature.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). This ASU simplifies an entity's goodwill impairment test by eliminating Step 2 from the test. The new guidance also amends the definition of impairment to a condition that exists when the carrying amount of goodwill exceeds its fair value. By eliminating Step 2 from the test, entities are no longer required to determine the implied fair value of goodwill by computing the fair value (at impairment testing date) of all assets and liabilities in a manner similar to that required in conjunction with business combinations. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between carrying value and fair value, when carrying value exceeds fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to significantly impact its goodwill impairment testing.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). This ASU provides clarifying guidance on what constitutes a business acquisition versus an asset acquisition. Specifically, the new guidance lays out a screen to more easily determine if a set of integrated assets and activities does in fact represent a business. Under the ASU 2017-01, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets do not represent a business. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018 with no impact to the Company's accounting treatment of its acquisitions.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB Emerging Issues Task Force ("ASU 2016-15"). This ASU provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018, with no impact to its presentation of cash receipts and payments on its consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. However, in November 2017, the FASB issued a proposed ASU, which would permit companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements would not be required).

The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its consolidated balance sheet for these leases.

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

The Company has completed its evaluation of the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies. The majority of the Company's revenue recognition policies will not be impacted by the new standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. Only the accounting treatment for the customer loyalty programs at the TRS properties will be impacted by the adoption of ASU 2014-09. Specifically, the recognition of revenue associated with these points based programs will be impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. The revenue deferral will be calculated from the portion of the transaction price allocated to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the gaming, food, beverage and other expense line item of the Company's consolidated statement of income. In addition, upon the adoption of ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge will no longer be presented as a separate line item on the consolidated statements of income, rather they will be presented on a net basis within gaming, food, beverage and other revenue. This change has no impact to net revenues and is for presentation purposes only. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and recorded a cumulative adjustment to retained earnings of approximately $400,000 at the adoption date.

3.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2017, substantially all of the Company's real estate properties were leased to Penn or Pinnacle and approximately 53% and 45% of the Company's collective rental revenues and income from direct financing lease were derived from tenant leases with Penn and Pinnacle, respectively. Revenues from Penn and Pinnacle are reported in the Company's GLP Capital, L.P. reportable segment. Both Penn and Pinnacle are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn and Pinnacle's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2017, the Company's portfolio of 36 leased properties and the TRS properties is diversified by location across 14 states.
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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$29,054	$29,054	$36,556	$36,556
Deferred compensation plan assets	22,617	22,617	17,593	17,593
Loan receivable	13,000	13,000	26,200	26,200
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	1,055,000	1,045,600	1,290,000	1,272,852
Senior unsecured notes	3,425,000	3,574,688	3,425,000	3,573,500
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
Land Rights
Land rights represent the Company's rights to land subject to long-term ground leases. The Company records land rights at the acquisition date fair value of the long-term rights purchased from sellers. Essentially, land rights represent the below market value of the related ground leases. Land rights are amortized over the individual lease term of each ground lease, including all renewal options. Amortization expense related to the land rights is recorded within land rights and ground lease expense in the Company's consolidated statements of income. Land rights are monitored for potential impairment in much the same way as the Company's real estate assets. If the Company determines the carrying amount of a land right is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP.

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
Goodwill and Other Intangible Assets
At both December 31, 2017 and 2016, the Company had $75.5 million of goodwill and $9.6 million of other intangible assets within its consolidated balance sheets, resulting from the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350, "Intangibles - Goodwill and Other" ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
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

The Company determined the fair value of its goodwill and gaming license as of October 1, 2017 utilizing the forecasted cash flow methods described above and compared these values to the carrying value of the assets on its balance sheet. In determining the fair value of each asset, the Company incorporated recent operating trends of both TRS properties into its current year projections. After consideration of these facts, the fair value of both assets substantially exceeded their carrying amount, and as of October 1, 2017, the Company's goodwill and gaming license were not impaired.
As discussed in Note 2, the FASB recently issued ASU 2017-04, which simplifies the goodwill impairment test for public companies by eliminating Step 2 from the test. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between the carrying value and fair value of a reporting unit's goodwill, when the carrying value exceeds fair value. See Note 2 for further details on the new standard. The Company does not expect the adoption of ASU 2017-04 to significantly impact its goodwill impairment testing, as it has not recognized an impairment charge for goodwill or intangible assets since inception.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2017.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the year ended December 31, 2017, the Company recognized no penalties and interest, net of deferred income taxes and during the years ended December 31, 2016 and 2015, the Company recognized $1 thousand and $59 thousand of penalties and interest, net of deferred income taxes, respectively.
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. The Company continues to be organized and to operate in a manner that will permit the Company to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal, state or local income tax on income that it distributes as dividends to its shareholders, except in those jurisdictions that do not allow a deduction for such distributions. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal, state and local income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the 4 taxable years following the year in which it failed to qualify to be taxed as a REIT.
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

Additionally, in accordance with ASC 605, "Revenue Recognition," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

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

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue. See Note 2 for a summary of anticipated changes to the recognition of revenue at the TRS Properties upon the adoption of ASU 2014-09 on January 1, 2018.

 Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company primarily recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. At Hollywood Casino Baton Rouge, the state gaming tax rate is flat, while the admission tax is based on graduated tax rates that increase as gross gaming revenues increase. At Hollywood Casino Perryville the state gaming tax rate is flat. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three years ended December 31, 2017, these expenses, which are recorded within gaming, food, beverage and other expense in the consolidated statements of income, totaled $57.4 million, $57.7 million and $60.1 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	210,705	178,594	114,432
Assumed conversion of dilutive employee stock-based awards	644	1,699	3,755
Assumed conversion of restricted stock	155	171	170
Assumed conversion of performance-based restricted stock awards	1,248	158	82
Diluted weighted-average common shares outstanding	212,752	180,622	118,439

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Calculation of basic EPS:
Net income	$380,598	$289,305	$128,122
Less: Net income allocated to participating securities	(622)	(668)	(517)
Net income attributable to common shareholders	$379,976	$288,637	$127,605
Weighted-average common shares outstanding	210,705	178,594	114,432
Basic EPS	$1.80	$1.62	$1.12

Calculation of diluted EPS:
Net income	$380,598	$289,305	$128,122
Diluted weighted-average common shares outstanding	212,752	180,622	118,439
Diluted EPS	$1.79	$1.60	$1.08

There were 3,483, 23,954 and 24,233 outstanding equity based awards during the years ended December 31, 2017, 2016 and 2015, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

Stock-Based Compensation
The Company's 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue restricted stock awards, including performance-based restricted stock awards, and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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

The unrecognized compensation cost relating to restricted stock awards and performance-based restricted stock awards will be amortized to expense over the awards’ remaining vesting periods.

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

4.    Acquisitions

Current Year Acquisition

On May 1, 2017, the Company acquired the real property assets of Bally's Casino Tunica (subsequently re-branded as the 1st Jackpot Casino) and Resorts Casino Tunica (the "Tunica Properties") for $82.9 million. The Company acquired both Bally's Casino Tunica and Resorts Casino Tunica, as well as the Resorts Hotel and land at Bally's Casino Tunica. Land rights to three long-term ground leases related to the Tunica Properties were also acquired in the transaction. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under these ground leases. As the primary obligor under these ground leases, the Company will record annual obligations of $2.7 million in its financial statements as both revenue and expense. However, the Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties will be subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

Prior Year Acquisitions

On September 9, 2016, the Company acquired the real property assets of the Meadows Racetrack and Casino (the "Meadows") from Cannery Casino Resorts ("CCR") for approximately $323.3 million. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows' real property assets to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Pinnacle's option (the "Meadows Lease").

On April 28, 2016, the Company acquired substantially all of the real estate assets of Pinnacle, adding 14 properties to its real estate portfolio. The acquisition of Pinnacle's real estate assets was the final step in a series of transactions contemplated by the July 20, 2015 merger agreement between GLPI, Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI ("Merger Sub"), and Pinnacle providing for the merger of Pinnacle with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of GLPI (the "Pinnacle Merger"). Following the Pinnacle Merger, GLPI contributed all of the equity interests of Gold Merger Sub to GLP Capital, L.P., a Pennsylvania limited partnership and a wholly owned subsidiary of GLPI ("GLP Capital"). At December 31, 2017, GLPI owns all of Pinnacle’s real property assets, other than Pinnacle’s Belterra Park Gaming & Entertainment Center property and excess land at certain locations. Approval of the Pinnacle Merger by GLPI shareholders and Pinnacle stockholders was obtained at separate special meetings held on March 15, 2016.

In order to effect the acquisition of Pinnacle’s real property assets (other than the Belterra Park property and excess land at certain locations), prior to the Pinnacle Merger, Pinnacle caused certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation of its real property assets and gaming and other operating assets, Pinnacle distributed to its stockholders all of the issued and outstanding shares of common stock of OpCo. As described above, on April 28, 2016, Pinnacle merged with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the SEC on December 23, 2015 and declared effective on February 16, 2016 (the "Joint Proxy Statement/Prospectus"), completing the Pinnacle Merger. Merger Sub, as the surviving company in the Pinnacle Merger, owns substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and leases those assets back to Pinnacle pursuant to the triple-net 35-year (including extension renewals) Pinnacle Master Lease. A wholly-owned subsidiary of Pinnacle operates the leased gaming facilities as a tenant under the Pinnacle Master Lease Agreement.
At the effective time of the Pinnacle Merger, each share of Pinnacle common stock issued and outstanding immediately prior to the effective time of the Pinnacle Merger was converted into 0.85 of a share of GLPI common stock, with cash paid in lieu of the issuance of fractional shares of GLPI common stock. Shares of GLPI common stock were also issued to satisfy GLPI's portion of the outstanding Pinnacle employee equity and cash-based incentive awards outstanding at the closing date. Approximately 56.0 million shares of GLPI common stock were issued as consideration in the Pinnacle Merger. Additionally, GLPI repaid $2.7 billion of Pinnacle's debt and paid $226.8 million of Pinnacle's transaction expenses related to the Pinnacle Merger. The acquisition of the Pinnacle real estate assets is accounted for as an asset acquisition under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. Inclusive of $28.3 million of the Company's own transaction expenses, the purchase price of the Pinnacle real estate assets was $4.8 billion. The Pinnacle Merger contributed approximately $352.5 million and $237.5 million to the Company's net revenues for the years ended December 31, 2017 and 2016, respectively and resulted in approximately $54.2 million and $36.2 million of additional operating expenses for the same periods. Pinnacle is a publicly traded company that is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K, Form 10-Q and Form 8-K with the SEC. Readers are directed to Pinnacle's website for further financial information on Pinnacle.
Purchase price allocations are primarily based on the fair values of assets acquired and liabilities assumed at the time of acquisition. The following tables summarize the consideration transferred in the Pinnacle Merger and the purchase price allocation to the assets acquired in the Pinnacle Merger (in thousands):

Consideration
Cash	$2,955,090
GLPI common stock	1,823,991
Fair value of total consideration transferred	$4,779,081

Real estate investments, net	$1,422,547
Land rights, net	596,920
Investment in direct financing lease, net	2,759,244
Prepaid expenses	111
Other assets	259
Total purchase price	$4,779,081

As detailed above, the Company paid $3.0 billion in cash for the acquired Pinnacle real estate assets. In addition, as part of the consideration paid for the Pinnacle real estate assets acquired in the Pinnacle Merger, the Company issued shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards. The dollar value of the issued shares was $1.8 billion and is considered purchase price.

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

5.    Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Land and improvements	$2,057,928	$2,057,391
Building and improvements	2,461,573	2,438,581
Total real estate investments	4,519,501	4,495,972
Less accumulated depreciation	(857,456)	(756,881)
Real estate investments, net	$3,662,045	$3,739,091

6. Land Rights

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Land rights	$656,666	$596,921
Less accumulated amortization	(16,518)	(6,163)
Land rights, net	$640,148	$590,758

Amortization expense related to the ground leases is recorded within land rights and ground lease expense in the consolidated statements of income and totaled $10.4 million and $6.2 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2018	$10,910
2019	10,910
2020	10,910
2021	10,910
2022	10,910
Thereafter	585,598
Total	$640,148

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

The Company leases land at the Resorts Casino Tunica property under a ground lease with an initial term of 3 years and nine optional renewals of 5 years each. The lease extends through 2042 with all renewals. The lease has an annual fixed rent provision and does not include a variable portion.

The Company leases land at the 1st Jackpot Casino (formerly known as Bally's Casino Tunica) under two ground leases. The first ground lease has an initial term of 6 years and nine optional renewals of 6 years each. The lease extends through 2054 with all renewals. Rent under this lease is adjusted annually based upon the CPI and does not include a variable portion. The second lease has an initial term of 10 years with ten optional renewals of 5 years each. The lease extends through 2055 with all renewals. The lease has an annual fixed rent provision and a variable portion which is adjusted annually based upon net gaming revenues of up to 4%, dependent on the property's operating results.

7.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties

	December 31, 2017	December 31, 2016
	(in thousands)
Land and improvements	$30,276	$30,965
Building and improvements	116,286	117,350
Furniture, fixtures, and equipment	114,972	114,965
Construction in progress	8	330
Total property and equipment	261,542	263,610
Less accumulated depreciation	(153,249)	(144,183)
Property and equipment, net	$108,293	$119,427

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At December 31, 2017, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	December 31, 2017	December 31, 2016
	(in thousands)
Minimum lease payments receivable	$3,263,387	$3,405,131
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	3,953,198	4,094,942
Less: unearned income	(1,315,559)	(1,384,231)
Investment in direct financing lease, net	$2,637,639	$2,710,711

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois for $140.7 million. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Master Leases. The lease has an initial term of 15 years and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods (the "Casino Queen Lease").

Simultaneously with the Casino Queen acquisition, GLPI also provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time. As of December 31, 2017, the balance of the new loan is $13.0 million. The collectability of the loan balance is reasonably assured, and as of December 31, 2017, there is no indication that the obligor will not remit all mandatory principal and interest payments in full and on time. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's consolidated statements of income in the period earned.

9.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Unsecured term loan A	$230,000	$300,000
Unsecured term loan A-1	825,000	825,000
Unsecured $700 million revolver	—	165,000
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
Capital lease	1,230	1,341
Total long-term debt	4,481,230	4,716,341
Less: unamortized debt issuance costs	(38,350)	(51,376)
Total long-term debt, net of unamortized debt issuance costs	$4,442,880	$4,664,965

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2017 (in thousands):

2018	$780,117
2019	123
2020	1,000,129
2021	1,225,136
2022	142
Over 5 years	1,475,583
Total minimum payments	$4,481,230

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

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2017, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2017, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity on October 28, 2018 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

At December 31, 2017, the Credit Facility had a gross outstanding balance of $1,055 million. Additionally, at December 31, 2017, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2017.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2017, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2017, the Company had $550 million outstanding of 4.375% senior unsecured notes maturing on November 1, 2018 (the "2018 Notes"), $1,000 million outstanding of 4.875% senior unsecured notes maturing on November 1, 2020 (the "2020 Notes"), $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 (the "2021 Notes"), $500 million outstanding of 5.375% senior unsecured notes maturing on November 1, 2023 (the "2023 Notes") and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026 (the "2026 Notes"and collectively with the 2018 Notes, the 2020 Notes, the 2021 Notes and the 2023 Notes, the "Notes"). Interest on each of the 2018 Notes, 2020 Notes and 2023 Notes, is payable semi-annually on May 1 and November 1 of each year. Interest on the 2021 Notes and 2026 Notes is payable semi-annually on April 15 and October 15 of each year and commenced on October 15, 2016.
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
The Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 19 for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

At December 31, 2017, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

10.    Commitments and Contingencies

Separation and Distribution Agreements

Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn, and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to legal proceedings involving the business and operations of Pinnacle's real property holdings prior to the Pinnacle Merger will be retained by Pinnacle, and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. There can be no assurance that Penn or Pinnacle will be able to fully satisfy their indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn or Pinnacle any amounts for which we are liable, we may be temporarily required to bear those losses.

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
The Company has an operating lease for the land utilized in connection with the operations of the Boomtown Biloxi casino in Biloxi, Mississippi. The lease commenced March 3, 1994 and is for a term of 99 years. The annual rental payments are increased every 5 years by fifteen percent. The next reset period is in March 2019.
The Company has an operating lease for the land utilized in connection with the operations of Hollywood Casino Tunica in Tunica, Mississippi. The lease commenced on October 11, 1993 with a five year initial term and nine five year renewals at the tenant's option. The lease agreement has an annual fixed rent provision, as well as an annual revenue-sharing provision, which is equal to the result obtained by subtracting the fixed rent provision from 4% of gross revenues.
The Company has an operating lease with the City of Bangor for the land utilized in connection with the operations of Hollywood Casino Bangor, which opened on July 1, 2008. Under the lease agreement, there is a fixed rent provision, for which GLPI is responsible, which totals $0.1 million per year. The term of the lease, which commenced with the opening of Hollywood Casino Bangor, is for an initial term of fifteen years, with three ten-year renewal options.
During May 2017, the Company acquired the real estate assets of the Tunica Properties, including the rights to land subject to long-term ground leases. The Company assumed three ground leases related to the acquired Tunica Properties and immediately subleased the land to Penn, who is responsible for payment directly to the landlord. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under these ground leases. The portion of the ground lease rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the ground lease rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at December 31, 2017 and therefore considered contingent rent. For those ground leases with optional renewal terms extending beyond the 35-year lease term of the Penn Master Lease, the Company has included only the renewals that align most closely to the 2048 termination date of the Penn Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Penn beyond the term of the Penn Master Lease. The following is a description of the lease contracts assumed from the acquisition of the Tunica Properties:

The Company leases land at the Resorts Casino Tunica property under a ground lease with an initial term of 3 years and nine optional renewals of 5 years each. The lease extends through 2042 with all renewals. The lease has an annual fixed rent provision and does not include a variable portion.

The Company leases land at the 1st Jackpot Casino (formerly known as Bally's Casino Tunica) under two ground leases. The first ground lease has an initial term of 6 years and nine optional renewals of 6 years each. The lease extends through 2054 with all renewals. Rent under this lease is adjusted annually based upon the CPI and does not include a variable portion. The second lease has an initial term of 10 years with ten optional renewals of 5 years each. The lease extends through 2055 with all renewals. The lease has an annual fixed rent provision and a variable portion which is adjusted annually based upon net gaming revenues of up to 4%, dependent on the property's operating results.

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
In addition, the Company is liable under numerous operating leases for equipment and other miscellaneous assets, which expire at various dates through 2023.
Total rental expense under these agreements was $15.8 million, $11.0 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015. This includes rent expense under the leases assigned to the Company at Spin-Off, leases for equipment and miscellaneous assets and the fixed and variable rent under the ground leases discussed above.
The future minimum lease commitments, as of inception of the lease, relating to noncancelable operating leases at December 31, 2017 are as follows (in thousands):

Year ending December 31, (1)
2018	$10,735
2019	10,743
2020	10,705
2021	10,691
2022	10,679
Thereafter	546,433
Total	$599,986

(1) The above table excludes contingent rent in accordance with ASC 840.

Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2017, 2016 and 2015.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2017, 2016 and 2015 were $0.6 million, $0.7 million and $0.5 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the consolidated balance sheet, was $22.7 million and $17.7 million at December 31, 2017 and 2016, respectively and primarily relates to balances contributed as part of the Spin-Off as related to the Company's executive officers that were previously employed by Penn. Assets held in the Trust were $22.6 million and $17.6 million at December 31, 2017 and 2016, respectively, and are included in other assets within the consolidated balance sheet.
Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 161 of Hollywood Casino Perryville's employees under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.
11. Revenue Recognition

As of December 31, 2017, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively and by most of Penn and Pinnacle subsidiaries that occupy and operate the facilities leased under the Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Casino Queen or Pinnacle could continue as a going concern without the properties that are leased to it under the respective master lease agreements (in the instance of Penn and Pinnacle) and single property lease (in the instance of Casino Queen) with GLPI. At lease inception, all of Casino Queen's revenues and substantially all of Penn and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Casino Queen and Pinnacle operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the master leases, Penn and Pinnacle must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Casino Queen or Pinnacle to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10-year term plus all five of the 5-year renewal options.

As described in Note 4, subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, GLPI entered into a separate triple-net lease with Pinnacle to lease the Meadows real estate assets to Pinnacle. Because this lease involves only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. The Company concluded that failure by Pinnacle to renew the Meadows Lease would not impose a significant penalty on such tenant as this property's operations represent only an incremental portion of Pinnacle's total business at lease inception. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10 year term only.

As of December 31, 2017, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Income to be Recognized Related to Operating Leases
2018	$683,054	$(51,866)	$631,188
2019	632,578	11,215	643,793
2020	632,578	11,215	643,793
2021	632,578	11,215	643,793
2022	632,578	11,215	643,793
Thereafter	16,641,083	239,029	16,880,112
Total	$19,854,449	$232,023	$20,086,472
For the years ended December 31, 2017, 2016 and 2015, GLPI recognized $46.8 million, $43.8 million and $43.5 million, respectively, in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above. The expected future minimum rental income from these properties, as well as the portion of the expected future rent based on the performance of the Company's leased facilities that will reset after a certain passage of time as detailed above are excluded from the table above as they are considered contingent rental income under ASC 840 "Leases." Furthermore, during the years ended December 31, 2017, 2016 and 2015 the Company recognized $17.5 million, $9.1 million and $4.0 million, respectively of rental income related to the annual rent escalators described above. Any anticipated future rent escalations are also excluded from the table above.
As of December 31, 2017, the expected future cash receipts to be recognized as income, as well as the cash receipts to be applied against the investment in direct financing lease from the Company's properties under the non-cancelable direct financing lease, inclusive of the fixed portion of ground lease rent and including any reasonably assured rental periods, is as follows (in thousands):

Year ending December 31,	Cash Receipts to be Recorded as Income	Cash Receipts to be Applied Against the Investment in Direct Financing Lease
2018	$72,283	$45,244
2019	70,497	32,881
2020	68,831	34,546
2021	67,166	36,212
2022	65,500	37,878
Thereafter	1,163,686	1,761,067
Total	$1,507,963	$1,947,828

The portion of the ground lease rent that is fixed and determinable is included in the schedule above as future income, while the portion of the ground lease rent that is variable, as well as, the property taxes the Company's records as revenue are excluded from future minimum revenue as the amounts are not fixed and determinable at December 31, 2017. Furthermore, any contingent rent the Company expects to receive from tenants is excluded from the above schedules as it is not fixed and determinable at December 31, 2017.

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

Gaming revenue is recognized net of certain sales incentives in accordance with ASC 605-50, "Revenue Recognition— Customer Payments and Incentives." The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue. See Note 2 for a summary of anticipated changes to the recognition of revenue at the TRS Properties upon the adoption of ASU 2014-09 on January 1, 2018.

The following table discloses the components of gaming, food, beverage and other revenue within the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Video lottery	$118,998	$119,390	$122,292
Table game	17,218	18,069	18,799
Poker	1,182	1,135	1,219
Food, beverage and other	9,468	11,067	11,213
Total gaming, food, beverage and other revenue, net of cash incentives	$146,866	$149,661	$153,523

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

12.    Income Taxes
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT. The benefits of the intended REIT conversion on the Company's tax provision and effective income tax rate are reflected in the tables below. Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As a result of the Tax Cuts and Job Act, the corporate tax rate was permanently lowered from the existing maximum rate of 35% to 21%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of the enactment, with resulting tax effects accounted for in the reported period of enactment. As such, the Company revalued its net deferred tax asset at December 31, 2017. This revaluation resulted in a reduction in the value of its net deferred tax asset of approximately $1.8 million, which was recorded as additional income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.
The components of the Company's deferred tax assets and liabilities, related to its TRS, are as follows:

Year ended December 31,	2017	2016
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,597	$1,655
Property and equipment	4,823	5,818
Net deferred tax assets	6,420	7,473
Deferred tax liabilities:
Property and equipment	(902)	(2,192)
Intangibles	(1,284)	(1,624)
Net deferred tax liabilities	(2,186)	(3,816)
Net:	$4,234	$3,657
The provision for income taxes charged to operations for years ended December 31, 2017, 2016 and 2015 was as follows:

Year ended December 31,	2017	2016	2015
	(in thousands)
Current tax expense
Federal	$7,039	$6,004	$4,945
State	3,309	3,076	3,310
Total current	10,348	9,080	8,255
Deferred tax (benefit) expense
Federal	(166)	(1,324)	(533)
State	(395)	(211)	(280)
Total deferred	(561)	(1,535)	(813)
Total provision	$9,787	$7,545	$7,442

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2017, 2016 and 2015:

Year ended December 31,	2017	2016	2015
Percent of pretax income
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.6%	0.7%	1.3%
Federal tax rate change	0.5%	—%	—%
REIT conversion benefit	(33.6)%	(33.2)%	(31.3)%
Other miscellaneous items	—%	—%	0.5%
	2.5%	2.5%	5.5%

Year ended December 31,	2017	2016	2015
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$136,636	$103,897	$47,447
State and local income taxes	2,284	2,039	1,702
Federal tax rate change	1,818	—	—
REIT conversion benefit	(130,876)	(98,459)	(42,438)
Permanent differences	49	44	61
Other miscellaneous items	(124)	24	670
	$9,787	$7,545	$7,442

The Company is still subject to federal income tax examinations for its years ended December 31, 2014 and forward.

13.     Shareholders' Equity

Common Stock

ATM Program

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
During the year ended December 31, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of December 31, 2017, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Stock Issued in Connection with Pinnacle Transaction

On April 6, 2016, the Company closed a public offering of 28,750,000 shares of its common stock, at a public offering price of $30.00 per share, before underwriting discount, which included 3,750,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares.

The Company received approximately $825.2 million in net proceeds from the offering and used the net proceeds from the offering to partially fund its acquisition of substantially all of the real estate assets of Pinnacle, including the repayment, redemption and/or discharge of a portion of certain debt of Pinnacle assumed by the Company in connection with the Pinnacle Merger and the payment of transaction-related fees and expenses.

Additionally, on April 28, 2016, in connection with the Pinnacle Merger, the Company issued approximately 56.0 million shares of its common stock to Pinnacle stockholders and to Pinnacle to satisfy the Company's portion of Pinnacle's employee equity and cash-based incentive awards as consideration for the Pinnacle real estate assets.

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2017, 2016 and 2015:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554
July 25, 2017	September 8, 2017	Common Stock	$0.63	Third Quarter 2017	September 22, 2017	$133,936
October 19, 2017	December 1, 2017	Common Stock	$0.63	Fourth Quarter 2017	December 15, 2017	$133,942
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212
August 3, 2016	September 12, 2016	Common Stock	$0.60	Third Quarter 2016	September 23, 2016	$124,262
November 4, 2016	December 5, 2016	Common Stock	$0.60	Fourth Quarter 2016	December 16, 2016	$124,466
2015
February 3, 2015	March 10, 2015	Common Stock	$0.545	First Quarter 2015	March 27, 2015	$62,072
May 1, 2015	June 11, 2015	Common Stock	$0.545	Second Quarter 2015	June 26, 2015	$62,348
July 30, 2015	September 14, 2015	Common Stock	$0.545	Third Quarter 2015	September 25, 2015	$62,456
October 28, 2015	December 1, 2015	Common Stock	$0.545	Fourth Quarter 2015	December 18, 2015	$62,814

In addition for the years ended December 31, 2017, 2016 and 2015, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.9 million, $1.1 million and $2.0 million, respectively.

A summary of the Company's common stock distributions for the years ended December 31, 2017, 2016 and 2015 is as follows (unaudited):

	Year Ended December 31,
	2017	2016	2015
	(in dollars per share)
Qualified dividends	$0.0543	$0.1050	$0.0698
Non-qualified dividends	2.2436	2.0746	1.9462
Capital gains	0.0371	0.0624	0.0012
Non-taxable return of capital	0.1650	0.0780	0.1628
Total distributions per common share	$2.50	$2.32	$2.18

Percentage classified as qualified dividends	2.17%	4.53%	3.21%
Percentage classified as non-qualified dividends	89.75%	89.42%	89.45%
Percentage classified as capital gains	1.48%	2.69%	—%
Percentage classified as non-taxable return of capital	6.60%	3.36%	7.34%
	100.00%	100.00%	100.00%
14.    Stock-Based Compensation
As of December 31, 2017, the Company had 2,755,796 shares available for future issuance under the 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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

The unrecognized compensation cost relating to restricted stock awards and performance-based restricted stock awards will be amortized to expense over the awards’ remaining vesting periods.
As of December 31, 2017, there was no remaining unrecognized compensation cost related to stock options. For the years ended December 31, 2016 and 2015, the Company recognized $20 thousand and $2.8 million, respectively of compensation expense associated with these awards. In addition, for the years ended December 31, 2016 and 2015 the Company also recognized $4.5 million and $11.3 million, respectively, of compensation expense relating to the $2.32 and $2.18, respectively, per share dividends paid on vested employee stock options.

The following tables contain information on stock options issued and outstanding for the year ended December 31, 2017 :

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,056,382	$20.25
Exercised	(1,013,984)	20.71
Canceled	(1,653)	24.15
Outstanding at December 31, 2017	1,040,745	$19.80	0.77	$17,902

The Company had 1,040,745 stock options that were exercisable at December 31, 2017 with an exercise price range from $17.33 to $26.45 and a weighted average exercise price of $19.80 which had an intrinsic value of $17.9 million and a weighted-average remaining contractual term of 0.77 years. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $14.9 million, $75.0 million and $47.8 million, respectively. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2017, there was $5.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.75 years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $6.0 million, $7.3 million and $5.9 million, respectively, of compensation expense associated with these awards. The total fair value of awards released for the years ended December 31, 2017, 2016 and 2015, was $7.3 million, $5.3 million and $4.5 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2017 and 2016:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	463,764	$32.76
Granted	168,966	$27.80
Released	(204,596)	$33.21
Canceled	(14,892)	$30.51
December 31, 2016	413,242	$30.59
Granted	184,791	$30.89
Released	(251,313)	$32.05
Canceled	(1,976)	$30.37
Outstanding at December 31, 2017	344,744	$29.69

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of December 31, 2017, there was $9.9 million of total unrecognized compensation cost, which will be recognized over the awards' remaining weighted average vesting period of 1.68 years.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $9.7 million, $11.0 million and $8.1 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2017 and 2016:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	1,091,556	$20.10
Granted	558,000	$17.22
Released	—	$—
Canceled (1)	(543,556)	$22.93
December 31, 2016	1,106,000	$17.25
Granted	558,000	$17.95
Released	—	$—
Canceled	—	$—
Outstanding at December 31, 2017	1,664,000	$17.49

(1)	The performance-based restricted stock awards granted in 2014 did not vest as the Company's performance was below the threshold for vesting.

15.    Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital	TRS Properties	Eliminations (1)	Total
	(in thousands)
For the year ended December 31, 2017
Net revenues	$829,221	$142,086	$—	$971,307
Income from operations	578,661	26,857	—	605,518
Interest, net	215,136	10,403	(10,406)	215,133
Income before income taxes	373,931	16,454	—	390,385
Income tax expense	1,099	8,688	—	9,787
Net income	372,832	7,766	—	380,598
Depreciation	102,652	10,828	—	113,480
Capital project expenditures	78	—	—	78
Capital maintenance expenditures	—	3,178	—	3,178

For the year ended December 31, 2016
Net revenues	$684,204	$144,051	$—	$828,255
Income from operations	454,682	25,941	—	480,623
Interest, net	183,777	10,402	(10,406)	183,773
Income before income taxes	281,311	15,539	—	296,850
Income tax expense	1,016	6,529	—	7,545
Net income	280,295	9,010	—	289,305
Depreciation	98,171	11,383	—	109,554
Capital project expenditures	229	101	—	330
Capital maintenance expenditures	—	3,111	—	3,111

For the year ended December 31, 2015
Net revenues	$427,125	$147,928	$—	$575,053
Income from operations	232,701	24,714	—	257,415
Interest, net	121,855	10,402	(10,406)	121,851
Income before income taxes	121,252	14,312	—	135,564
Income tax expense	1,338	6,104	—	7,442
Net income	119,914	8,208	—	128,122
Depreciation	97,424	12,359	—	109,783
Capital project expenditures	10,252	5,897	—	16,149
Capital maintenance expenditures	—	2,953	—	2,953

Balance sheet at December 31, 2017
Total assets	$7,045,747	$201,135	$—	$7,246,882

Balance sheet at December 31, 2016
Total assets	$7,156,501	$212,829	$—	$7,369,330

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

16.    Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2017
Net revenues	$242,713	$243,391	$244,506	$240,697
Income from operations	150,006	152,696	152,699	150,117
Net income	93,991	96,334	97,014	93,259

Earnings per common share:
Basic earnings per common share	$0.45	$0.46	$0.46	$0.44
Diluted earnings per common share	$0.45	$0.45	$0.45	$0.43

2016
Net revenues	$148,820	$207,361	$233,275	$238,799	(1)
Income from operations	67,637	120,817	143,306	148,863	(1)
Net income	32,749	73,264	89,600	93,692	(1)

Earnings per common share:
Basic earnings per common share	$0.28	$0.40	$0.43	$0.45
Diluted earnings per common share	$0.27	$0.39	$0.43	$0.45

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

17.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2017	2016	2015
	(in thousands)
Cash paid for income taxes, net of refunds received	11,646	7,362	9,785
Cash paid for interest	204,442	154,527	109,966

Noncash investing and financing activities are as follows:

Year ended December 31,	2017	2016	2015
	(in thousands)
Equity raised to partially finance the Pinnacle transaction	$—	$1,823,991	$—

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

Upon completion of the building in October 2015, the Company became responsible for the payment of monthly common area maintenance fees to the Wyomissing Professional Center Owners' Association ("WPCOA"). During the years ended December 31, 2017, 2016 and 2015, the Company paid approximately $35,000, $30,000 and $10,000 to the WPCOA, respectively.

Peter M. Carlino, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is also the sole owner of WPC and associated with the WPCOA. In addition, Mr. Carlino’s son owns a material interest in the Construction Manager.

19.    Supplementary Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized balance sheet information as of December 31, 2017 and 2016 and summarized income statement and cash flow information for the years ended December 31, 2017, 2016 and 2015 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2017 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,794,840	$1,867,205	$—	$3,662,045
Land rights, net	—	58,635	581,513	—	640,148
Property and equipment, used in operations, net	—	20,568	87,725	—	108,293
Investment in direct financing lease, net	—	—	2,637,639	—	2,637,639
Cash and cash equivalents	—	6,734	22,320	—	29,054
Prepaid expenses	—	4,067	2,746	1,639	8,452
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,458,247	5,087,893	2,959,174	(10,505,314)	—
Deferred tax assets		—	4,478	—	4,478
Other assets	—	42,485	16,190	—	58,675
Total assets	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Liabilities
Accounts payable	$—	$619	$96	$—	$715
Accrued expenses	—	672	7,241	—	7,913
Accrued interest	—	33,241	—	—	33,241
Accrued salaries and wages	—	7,832	2,977	—	10,809
Gaming, property, and other taxes	—	21,135	14,264	—	35,399
Income taxes	—	(306)	(1,333)	1,639	—
Long-term debt, net of unamortized debt issuance costs	—	4,442,880	—	—	4,442,880
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	220,019	12,004	—	232,023
Deferred tax liabilities	—	—	244	—	244
Other liabilities	—	24,478	933	—	25,411
Total liabilities	—	4,750,570	230,021	(191,956)	4,788,635

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2017)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 shares issued at December 31, 2017)	2,127	2,127	2,127	(4,254)	2,127
Additional paid-in capital	3,933,829	3,933,831	9,498,755	(13,432,586)	3,933,829
Retained accumulated (deficit) earnings	(1,477,709)	(1,477,711)	(1,453,815)	2,931,526	(1,477,709)
Total shareholders’ equity (deficit)	2,458,247	2,458,247	8,047,067	(10,505,314)	2,458,247
Total liabilities and shareholders’ equity (deficit)	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Year ended December 31, 2017 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$398,070	$273,120	$—	$671,190
Income from direct financing lease	—	—	74,333	—	74,333
Real estate taxes paid by tenants	—	43,672	40,026	—	83,698
Total rental revenue and income from direct financing lease	—	441,742	387,479	—	829,221
Gaming, food, beverage and other	—	—	146,866	—	146,866
Total revenues	—	441,742	534,345	—	976,087
Less promotional allowances	—	—	(4,780)	—	(4,780)
Net revenues	—	441,742	529,565	—	971,307
Operating expenses
Gaming, food, beverage and other	—	—	80,487	—	80,487
Real estate taxes	—	43,755	40,911	—	84,666
Land rights and ground lease expense	—	5,895	18,110	—	24,005
General and administrative	—	39,863	23,288	—	63,151
Depreciation	—	93,948	19,532	—	113,480
Total operating expenses	—	183,461	182,328	—	365,789
Income from operations	—	258,281	347,237	—	605,518

Other income (expenses)
Interest expense	—	(217,068)	—	—	(217,068)
Interest income	—	—	1,935	—	1,935
Intercompany dividends and interest	—	451,295	12,318	(463,613)	—
Total other expenses	—	234,227	14,253	(463,613)	(215,133)

Income before income taxes	—	492,508	361,490	(463,613)	390,385
Income tax expense	—	1,099	8,688	—	9,787
Net income	$—	$491,409	$352,802	$(463,613)	$380,598

Year ended December 31, 2017 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$491,409	$352,802	$(463,613)	$380,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	95,058	28,777	—	123,835
Amortization of debt issuance costs	—	13,026	—	—	13,026
Losses on dispositions of property	—	—	530	—	530
Deferred income taxes	—	—	(561)	—	(561)
Stock-based compensation	—	15,636	—	—	15,636
Straight-line rent adjustments	—	56,815	9,156	—	65,971

(Increase) decrease,
Prepaid expenses and other assets	—	(5,703)	1,268	(897)	(5,332)
Intercompany	—	317	(317)	—	—
(Decrease) increase,
Accounts payable	—	148	(569)	—	(421)
Accrued expenses	—	103	308	—	411
Accrued interest	—	(502)	—	—	(502)
Accrued salaries and wages	—	(79)	269	—	190
Gaming, property and other taxes	—	(505)	(12)	—	(517)
Income taxes	—	(325)	(572)	897	—
Other liabilities	—	6,591	(744)	—	5,847
Net cash provided by (used in) operating activities	—	671,989	390,335	(463,613)	598,711
Investing activities
Capital project expenditures	—	(78)	—	—	(78)
Capital maintenance expenditures	—	—	(3,178)	—	(3,178)
Proceeds from sale of property and equipment	—	10	924	—	934
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	(386)	—	(83,252)
Collection of principal payments on investment in direct financing lease	—	—	73,072	—	73,072
Net cash provided by (used in) investing activities	—	(82,934)	83,632	—	698
Financing activities
Dividends paid	(529,370)	—	—	—	(529,370)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	18,157	—	—	—	18,157
Proceeds from issuance of common stock, net of issuance costs	139,414	—	—	—	139,414
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Financing costs	—	—	—	—	—
Payments of long-term debt	—	(335,112)		—	(335,112)
Intercompany financing	371,799	(358,983)	(476,429)	463,613	—
Net cash (used in) provided by financing activities	—	(594,095)	(476,429)	463,613	(606,911)
Net increase (decrease) in cash and cash equivalents	—	(5,040)	(2,462)	—	(7,502)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$6,734	$22,320	$—	$29,054

At December 31, 2016 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,863,568	$1,875,523	$—	$3,739,091
Land rights, net	—	—	590,758	—	590,758
Property and equipment, used in operations, net	—	22,598	96,829	—	119,427
Investment in direct financing lease, net	—	—	2,710,711	—	2,710,711
Cash and cash equivalents	—	11,774	24,782	—	36,556
Prepaid expenses	—	3,106	3,629	742	7,477
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	26,200	—	26,200
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,433,869	5,211,835	2,947,915	(10,593,619)	—
Deferred tax assets	—	—	3,922	—	3,922
Other assets	—	37,335	12,755	—	50,090
Total assets	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Liabilities
Accounts payable	$—	$413	$666	$—	$1,079
Accrued expenses	—	434	6,156	—	6,590
Accrued interest	—	33,743	—	—	33,743
Accrued salaries and wages	—	7,911	2,708	—	10,619
Gaming, property, and other taxes	—	21,364	11,220	—	32,584
Income taxes	—	18	(760)	742	—
Long-term debt, net of unamortized debt issuance costs	—	4,664,965	—	—	4,664,965
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	163,204	2,848	—	166,052
Deferred tax liabilities	—	—	265	—	265
Other liabilities	—	17,890	1,674	—	19,564
Total liabilities	—	4,909,942	218,372	(192,853)	4,935,461

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 207,676,827 shares issued at December 31, 2016)	2,077	2,077	2,077	(4,154)	2,077
Additional paid-in capital	3,760,730	3,760,730	9,338,083	(13,098,814)	3,760,729
Retained accumulated (deficit) earnings	(1,328,938)	(1,328,938)	(1,180,410)	2,509,349	(1,328,937)
Total shareholders’ equity (deficit)	2,433,869	2,433,869	8,159,750	(10,593,619)	2,433,869
Total liabilities and shareholders’ equity (deficit)	$2,433,869	$7,343,811	$8,378,122	$(10,786,472)	$7,369,330

Year ended December 31, 2016 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$383,553	$183,891	$—	$567,444
Income from direct financing lease	—	—	48,917	—	48,917
Real estate taxes paid by tenants	—	41,441	26,402	—	67,843
Total rental revenue	—	424,994	259,210	—	684,204
Gaming, food, beverage and other	—	—	149,661	—	149,661
Total revenues	—	424,994	408,871	—	833,865
Less promotional allowances	—	—	(5,610)	—	(5,610)
Net revenues	—	424,994	403,261	—	828,255
Operating expenses
Gaming, food, beverage and other	—	—	82,463	—	82,463
Real estate taxes	—	41,510	27,938	—	69,448
Land rights and ground lease expense	—	2,685	12,114	—	14,799
General and administrative	—	48,452	22,916	—	71,368
Depreciation	—	93,476	16,078	—	109,554
Total operating expenses	—	186,123	161,509	—	347,632
Income from operations	—	238,871	241,752	—	480,623

Other income (expenses)
Interest expense	—	(185,896)	—	—	(185,896)
Interest income	—	169	1,954	—	2,123
Intercompany dividends and interest	—	318,047	19,670	(337,717)	—
Total other expenses	—	132,320	21,624	(337,717)	(183,773)

Income before income taxes	—	371,191	263,376	(337,717)	296,850
Income tax expense	—	1,016	6,529	—	7,545
Net income	$—	$370,175	$256,847	$(337,717)	$289,305

Year ended December 31, 2016 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$370,175	$256,847	$(337,717)	$289,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	93,476	22,241	—	115,717
Amortization of debt issuance costs	—	15,146	—	—	15,146
(Gains) losses on dispositions of property	—	(471)	16	—	(455)
Deferred income taxes	—	—	(1,535)	—	(1,535)
Stock-based compensation	—	18,312	—	—	18,312
Straight-line rent adjustments	—	55,825	2,848	—	58,673

Decrease (increase),
Prepaid expenses and other assets	—	6,939	(1,554)	2,180	7,565
Intercompany	—	21	(21)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	119	387	—	506
Accrued expenses	—	(4,303)	(369)	—	(4,672)
Accrued interest	—	16,120	—	—	16,120
Accrued salaries and wages	—	(2,817)	(283)	—	(3,100)
Gaming, property and other taxes	—	899	14	—	913
Income taxes	—	59	2,121	(2,180)	—
Other liabilities	—	1,589	286	—	1,875
Net cash provided by (used in) operating activities	—	571,089	280,998	(337,717)	514,370
Investing activities
Capital project expenditures	—	(229)	(101)	—	(330)
Capital maintenance expenditures	—	—	(3,111)	—	(3,111)
Proceeds from sale of property and equipment	—	897	237	—	1,134
Principal payments on loan receivable	—	—	3,150	—	3,150
Acquisition of real estate assets	—	—	(3,267,992)	—	(3,267,992)
Collection of principal payments on investment in direct financing lease	—	—	48,533	—	48,533
Net cash provided by (used in) investing activities	—	668	(3,219,284)	—	(3,218,616)
Financing activities
Dividends paid	(428,352)	—	—	—	(428,352)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	113,484	—	—	—	113,484
Proceeds from issuance of common stock, net of issuance costs	870,810	—	—	—	870,810
Proceeds from issuance of long-term debt	—	2,552,000	—	—	2,552,000
Financing costs	—	(31,911)	—	—	(31,911)
Payments of long-term debt	—	(377,104)	—	—	(377,104)
Intercompany financing	(555,942)	(2,711,684)	2,929,909	337,717	—
Net cash (used in) provided by financing activities	—	(568,699)	2,929,909	337,717	2,698,927
Net increase (decrease) in cash and cash equivalents	—	3,058	(8,377)	—	(5,319)
Cash and cash equivalents at beginning of period	—	8,716	33,159	—	41,875
Cash and cash equivalents at end of period	$—	$11,774	$24,782	$—	$36,556

Year ended December 31, 2015 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental	$—	$378,075	$14,000	$—	$392,075
Real estate taxes paid by tenants	—	33,041	2,009	—	35,050
Total rental revenue	—	411,116	16,009	—	427,125
Gaming, food, beverage and other	—	—	153,523	—	153,523
Total revenues	—	411,116	169,532	—	580,648
Less promotional allowances	—	—	(5,595)	—	(5,595)
Net revenues	—	411,116	163,937	—	575,053
Operating expenses
Gaming, food, beverage and other	—	—	85,774	—	85,774
Real estate taxes	—	33,041	3,371	—	36,412
Land rights and ground lease expense	—	2,812	—	—	2,812
General and administrative	—	59,138	23,719	—	82,857
Depreciation	—	94,380	15,403	—	109,783
Total operating expenses	—	189,371	128,267	—	317,638
Income from operations	—	221,745	35,670	—	257,415

Other income (expenses)
Interest expense	—	(124,183)	—	—	(124,183)
Interest income	—	10	2,322	—	2,332
Intercompany dividends and interest	—	36,292	7,094	(43,386)	—
Total other expenses	—	(87,881)	9,416	(43,386)	(121,851)

Income before income taxes	—	133,864	45,086	(43,386)	135,564
Income tax expense	—	1,338	6,104	—	7,442
Net income	$—	$132,526	$38,982	$(43,386)	$128,122

Year ended December 31, 2015 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$132,526	$38,982	$(43,386)	$128,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	94,380	15,403	—	109,783
Amortization of debt issuance costs	—	14,016	—	—	14,016
Losses on sales of property	—	152	33	—	185
Deferred income taxes	—	—	(813)	—	(813)
Stock-based compensation	—	16,811	—	—	16,811
Straight-line rent adjustments	—	55,825	—	—	55,825

(Increase) decrease,
Prepaid expenses and other assets	—	(9,988)	1,699	(1,423)	(9,712)
Intercompany	—	2,484	(2,484)	—	—
Increase (decrease),	0	0		0
Accounts payable	—	(1,013)	67	—	(946)
Accrued expenses	—	4,104	137	—	4,241
Accrued interest	—	95	—	—	95
Accrued salaries and wages	—	715	423	—	1,138
Gaming, property and other taxes	—	(898)	(58)	—	(956)
Income taxes	—	125	(1,548)	1,423	—
Other liabilities	—	1,934	(35)	—	1,899
Net cash provided by (used in) operating activities	—	311,268	51,806	(43,386)	319,688
Investing activities
Capital project expenditures	—	(10,252)	(5,897)	—	(16,149)
Capital maintenance expenditures	—	—	(2,953)	—	(2,953)
Proceeds from sale of property and equipment	—	304	6	—	310
Principal payments on loan receivable	—	—	4,650	—	4,650
Net cash used in investing activities	—	(9,948)	(4,194)	—	(14,142)
Financing activities
Dividends paid	(251,732)	—	—	—	(251,732)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	29,686	—	—	—	29,686
Financing costs	—	(9,500)	—	—	(9,500)
Payments of long-term debt	—	(68,098)	—	—	(68,098)
Intercompany financing	219,403	(219,456)	(43,333)	43,386	—
Net cash (used in) provided by financing activities	(2,643)	(297,054)	(43,333)	43,386	(299,644)
Net (decrease) increase in cash and cash equivalents	(2,643)	4,266	4,279	—	5,902
Cash and cash equivalents at beginning of period	2,643	4,450	28,880	$—	35,973
Cash and cash equivalents at end of period	$—	$8,716	$33,159	$—	$41,875

20.    Subsequent Events

On February 1, 2018, the Company declared a regular quarterly cash dividend of $0.63 per share, which is payable on March 23, 2018 to shareholders of record as of March 9, 2018.

During January 2018, the Company repaid $45 million of borrowings under its Term Loan A facility.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (1)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,222	$342,392	$357,614	$124,203	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	60,978	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	—	19,214	101,104	120,318	55,119	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,302	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	—	12,003	144,093	156,096	29,566	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	38,132	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	120,949	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	68,266	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	30,973	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	28,896	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	18,020	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	47,006	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	58,364	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	25,293	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	43,434	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	—	44,198	177,063	221,261	63,611	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (2)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	9,382	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (2)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	9,970	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	—	—	12,860	12,860	791	1994/1996/ 2005/2014	5/1/2017	31
1st Jackpot Casino (formerly known as Bally's Casino Tunica)	Tunica, MS	—	161	10,100	—	161	10,100	10,261	234	1995	5/1/2017	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	12,049	1999	1/23/2014	31
Ameristar Black Hawk	Black Hawk, CO	—	238,864	—	—	238,864	—	238,864	—	N/A	4/28/2016	N/A
Belterra Casino Resort	Florence, IN	—	56,368	—	—	56,368	—	56,368	—	N/A	4/28/2016	N/A

Ameristar Council Bluffs	Council Bluffs, IA	—	78,707	—	—	78,707	—	78,707	—	N/A	4/28/2016	N/A
L'Auberge Baton Rouge	Baton Rouge, LA	—	199,316	—	—	199,316	—	199,316	—	N/A	4/28/2016	N/A
Boomtown Bossier City	Bossier City, LA	—	77,152	—	—	77,152	—	77,152	—	N/A	4/28/2016	N/A
Boomtown New Orleans	Boomtown, LA	—	43,761	—	—	43,761	—	43,761	—	N/A	4/28/2016	N/A
Ameristar Vicksburg	Vicksburg, MS	—	97,900	—	—	97,900	—	97,900	—	N/A	4/28/2016	N/A
Ameristar Kansas City	Kansas City, MO	—	222,231	—	—	222,231	—	222,231	—	N/A	4/28/2016	N/A
Ameristar St. Charles	St. Charles, MO	—	363,203	—	—	363,203	—	363,203	—	N/A	4/28/2016	N/A
Jackpot Properties	Jackpot, NV	—	45,045	—	—	45,045	—	45,045	—	N/A	4/28/2016	N/A
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	386	181,918	141,370	323,288	7,311	2006	9/9/2016	31
		$—	$2,057,508	$2,272,919	$179,801	$2,057,178	$2,453,050	$4,510,228	$856,849
Headquarters Property:
GLPI Corporate Office (3)	Wyomissing, PA	$—	$750	$8,465	$58	$750	$8,523	$9,273	$607	2014/2015	9/19/2014	31
		$—	$2,058,258	$2,281,384	$179,859	$2,057,928	$2,461,573	$4,519,501	$857,456

(1)The Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. and subsequently leased the assets back to Pinnacle in April 2016. As discussed further in the footnotes to the Consolidated Financial Statements, however, the Pinnacle Master Lease was bifurcated between an operating lease and a direct financing lease, resulting in the land that is subject to operating lease treatment being recorded as a real estate asset on the Company's consolidated balance sheet, while the building assets that triggered direct financing lease treatment are recorded as an investment in direct financing lease on the Company's consolidated balance sheet. Additionally, at several of the properties acquired from Pinnacle, the Company acquired land lease rights only (rights to land subject to long-term ground leases). Land lease rights are recorded as land rights on the Company's consolidated balance sheet and amortized through land rights and ground lease expense on the Company's consolidated statement of income. Therefore, although the schedule above discloses the Company's real estate investments as required, the Company directs readers to the Consolidated Financial Statements for a complete understanding of the assets acquired from Pinnacle. The aggregate cost for federal income tax purposes of the properties listed above was $6.92 billion at December 31, 2017. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

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

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Real Estate:	(in thousands)
Balance at the beginning of the period	$4,495,972	$2,750,867	$2,742,845
Acquisitions	23,507	1,745,449	—
Capital expenditures and assets placed in service	32	82	8,478
Dispositions	(10)	(426)	(456)
Balance at the end of the year	$4,519,501	$4,495,972	$2,750,867
Accumulated Depreciation:
Balance at the beginning of the period	$(756,881)	$(660,808)	$(565,297)
Depreciation expense	(100,576)	(96,073)	(95,511)
Dispositions	1	—	—
Balance at the end of the year	$(857,456)	$(756,881)	$(660,808)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the year ended December 31, 2017, we implemented controls to ensure we had adequately evaluated our contracts with customers and properly assessed the impact of ASU 2014-09 on our financial statements to facilitate the adoption of this new guidance on January 1, 2018. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2018

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2018 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2018 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2018 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
2. Financial Statement Schedule:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2017 for GLPI.
3. Exhibits, Including Those Incorporated by Reference.
The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

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

4.7	Form of 2021 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.8	Form of 2026 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

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

10.12
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.13
First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.14
Second Amendment to the Master Lease, dated October 25, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.15
Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.16
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., PNK Development 33, LLC and Pinnacle MLS, LLC dated December 17, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 19, 2017).

Exhibit	Description of Exhibit
10.17
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

10.19
Transition Services Agreement, dated November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on November 7, 2013).

10.20
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.21
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

10.22#
Gaming and Leisure Properties, Inc. 2013 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on October 31, 2013).

10.23#
Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.24#
Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.25#
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

10.26#*	Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018.

10.27#*	Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018.

10.28
Amended and Restated Membership Interest Purchase Agreement, dated as of December 15, 2015, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC. (Incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed on February 22, 2016).

10.29
Agreement of Sale, dated as of September 19, 2014, between Wyomissing Professional Center Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

10.30
Construction Management Agreement, dated as of September 24, 2014, between GLP Capital, L.P. and CB Consulting Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 7, 2014).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit	Description of Exhibit
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements.

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

Dated: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 16, 2018
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2018
William J. Clifford

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Desiree A. Burke

/s/ DAVID A. HANDLER	Director	February 16, 2018
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	February 16, 2018
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 16, 2018
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 16, 2018
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 16, 2018
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 16, 2018
E. Scott Urdang