Form 10-Q
period 2018-03-31
Gaming & Leisure Properties, Inc.
filed 2018-04-30
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	April 26, 2018
Common Stock, par value $.01 per share	213,502,087

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

•
the ultimate timing and outcome (including the possibility that the proposed transaction may not be completed or that completion may be unduly delayed) of the proposed merger transaction between Penn and Pinnacle and the related transactions with Boyd Gaming;

•	our increased reliance on Penn as our largest tenant following the closing of the proposed Penn acquisition of Pinnacle;

•
the ultimate timing and outcome (including the possibility that the proposed transaction may not be completed or that the completion may be unduly delayed) of our proposed acquisition of certain real estate assets from Tropicana Entertainment Inc. ("Tropicana") and the related acquisition of the operating assets of these properties by Eldorado Resorts, Inc. ("Eldorado") from Tropicana;

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

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets, including for acquisitions or refinancings dues to maturities;

•	adverse changes in our credit rating;

•	fluctuating interest rates;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission (the "SEC").

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net	$3,636,949	$3,662,045
Land rights, net	637,421	640,148
Property and equipment, used in operations, net	106,259	108,293
Investment in direct financing lease, net	2,619,430	2,637,639
Cash and cash equivalents	45,420	29,054
Prepaid expenses	8,282	8,452
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	13,000
Deferred tax assets	4,510	4,478
Other assets	64,078	58,675
Total assets	$7,220,447	$7,246,882

Liabilities
Accounts payable	$492	$715
Accrued expenses	6,060	7,913
Accrued interest	75,479	33,241
Accrued salaries and wages	3,129	10,809
Gaming, property, and other taxes	41,196	35,399
Income taxes	199	—
Long-term debt, net of unamortized debt issuance costs	4,401,107	4,442,880
Deferred rental revenue	248,640	232,023
Deferred tax liabilities	279	244
Other liabilities	27,018	25,411
Total liabilities	4,803,599	4,788,635

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 213,498,249 and 212,717,549 shares issued at March 31, 2018 and December 31, 2017, respectively)	2,135	2,127
Additional paid-in capital	3,930,777	3,933,829
Retained accumulated deficit	(1,516,064)	(1,477,709)
Total shareholders’ equity	2,416,848	2,458,247
Total liabilities and shareholders’ equity	$7,220,447	$7,246,882

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues
Rental income	$169,405	$165,161
Income from direct financing lease	18,621	17,824
Real estate taxes paid by tenants	21,278	21,720
Total rental revenue and income from direct financing lease	209,304	204,705
Gaming, food, beverage and other, net	34,746	38,008
Total revenues	244,050	242,713

Operating expenses
Gaming, food, beverage and other	19,658	21,076
Real estate taxes	21,595	22,143
Land rights and ground leases expense	6,532	5,175
General and administrative	16,460	16,056
Depreciation	27,954	28,257
Total operating expenses	92,199	92,707
Income from operations	151,851	150,006

Other income (expenses)
Interest expense	(54,068)	(53,949)
Interest income	481	464
Total other expenses	(53,587)	(53,485)

Income before income taxes	98,264	96,521
Income tax expense	1,492	2,530
Net income	$96,772	$93,991

Earnings per common share:
Basic earnings per common share	$0.45	$0.45
Diluted earnings per common share	$0.45	$0.45

Dividends paid per common share	$0.63	$0.62

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	297,605	3	5,241	—	5,244
Restricted stock activity	483,095	5	(8,293)	—	(8,288)
Dividends paid	—	—	—	(134,717)	(134,717)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	96,772	96,772
Balance, March 31, 2018	213,498,249	$2,135	$3,930,777	$(1,516,064)	$2,416,848

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2018	2017

Operating activities
Net income	$96,772	$93,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,681	30,568
Amortization of debt issuance costs	3,257	3,257
Losses on dispositions of property	—	105
Deferred income taxes	164	(742)
Stock-based compensation	3,987	4,483
Straight-line rent adjustments	16,617	16,245
(Increase), decrease
Prepaid expenses and other assets	(1,001)	(1,070)
Increase, (decrease)
Accounts payable	(225)	(181)
Accrued expenses	203	218
Accrued interest	42,238	41,928
Accrued salaries and wages	(7,680)	(7,234)
Gaming, property and other taxes	22	813
Income taxes	199	2,938
Other liabilities	522	(630)
Net cash provided by operating activities	185,756	184,689
Investing activities
Capital project expenditures	—	(8)
Capital maintenance expenditures	(822)	(482)
Principal payments on loan receivable	—	13,200
Deposit for pending acquisition of real estate assets	—	(8,230)
Collections of principal payments on investment in direct financing lease	18,209	17,613
Net cash provided by investing activities	17,387	22,093
Financing activities
Dividends paid	(134,717)	(129,301)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(7,031)	4,456
Costs related to continuous equity offering	—	(105)
Repayments of long-term debt	(45,029)	(95,027)
Net cash used in financing activities	(186,777)	(219,977)
Net increase (decrease) in cash and cash equivalents	16,366	(13,195)
Cash and cash equivalents at beginning of period	29,054	36,556
Cash and cash equivalents at end of period	$45,420	$23,361

See Note 14 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at March 31, 2018.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd Gaming Corporation (“Boyd”) and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing leases for these properties and the real property underlying Belterra Park. The transaction which is subject to regulatory approval is expected to close in the second half of 2018.

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

In order to conform to the current presentation of the statement of income, the Company separated the general and administrative expense line item into the line items general and administrative expenses and land rights and ground lease expense on the condensed consolidated statements of income for the three months ended March 31, 2017. This new line item includes the amortization of land rights and rent expense related to the Company's long-term ground leases. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three months ended March 31, 2017.

Furthermore, in conjunction with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), on January 1, 2018, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are presented on a net basis within the gaming, food, beverage and other revenue, net line item on the condensed consolidated statements of income. Prior to the adoption of ASU 2014-09, promotional allowances were required to be presented as a separate line item on the condensed consolidated statements of income. This change also had no impact on the Company's financial results for the three months ended March 31, 2017.

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This new standard replaces all preceding U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. ASU 2014-09 provides a unified five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and recorded a cumulative adjustment to retained earnings of approximately $410,000 at the adoption date.

The majority of the Company's revenue recognition policies were not impacted by the new revenue standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. Only the accounting treatment for the customer loyalty programs at the TRS properties was impacted by the adoption of ASU 2014-09. See Note 11 to the condensed consolidated financial statements for further details on the adoption impact of ASU 2014-09 at the TRS Properties.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. However, in January 2018, the FASB issued a proposed ASU, which would permit companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements would not be required).

The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its consolidated balance sheets for these leases.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	45,420	45,420	29,054	29,054
Deferred compensation plan assets	23,591	23,591	22,617	22,617
Loan receivable	13,000	13,000	13,000	13,000
Financial liabilities:
Long-term debt
Senior unsecured credit facility	1,010,000	1,000,141	1,055,000	1,045,600
Senior unsecured notes	3,425,000	3,477,528	3,425,000	3,574,688

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

The Company recognizes income from tenants subject to direct financing leases ratably over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. At lease inception, the Company records an asset which represents the Company's net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized for the building portion of rent. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, percentage rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from the direct financing lease in the period earned. For further detail on the Company's direct financing lease refer to Note 8 to the condensed consolidated financial statements.

Additionally, in accordance with ASC 606, "Revenue from Contracts with Customers," the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the condensed consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

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

Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606, "Revenue from Contracts with Customers." The Company also defers a portion of the revenue received from customers (who participate in the points based loyalty programs) at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. See Note 11 to the condensed consolidated financial statements for a summary of the changes to the recognition of revenue at the TRS Properties related to the adoption of ASU 2014-09 on January 1, 2018.

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three months ended March 31, 2018 and 2017, these expenses, which are primarily recorded within gaming, food, beverage and other expense in the condensed consolidated statements of income, totaled $14.2 million and $15.1 million, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	213,304	207,880
Assumed conversion of dilutive employee stock-based awards	389	695
Assumed conversion of restricted stock awards	42	149
Assumed conversion of performance-based restricted stock awards	947	802
Diluted weighted-average common shares outstanding	214,682	209,526

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$96,772	$93,991
Less: Net income allocated to participating securities	(162)	(175)
Net income attributable to common shareholders	$96,610	$93,816
Weighted-average common shares outstanding	213,304	207,880
Basic EPS	$0.45	$0.45

Calculation of diluted EPS:
Net income	$96,772	$93,991
Diluted weighted-average common shares outstanding	214,682	209,526
Diluted EPS	$0.45	$0.45

There were 176,641 and 23,954 outstanding equity based awards during the three months ended March 31, 2018 and 2017, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

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

As of March 31, 2018, there was $10.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.24 years. For the three months ended March 31, 2018 and 2017, the Company recognized $1.4 million and $2.1 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2018:

Number of Award Shares
Outstanding at December 31, 2017	344,744
Granted	283,183
Released	(269,654)
Canceled	—
Outstanding at March 31, 2018	358,273

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of March 31, 2018, there was $18.8 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.19 years.  For the three months ended March 31, 2018 and 2017, the Company recognized $2.6 million and $2.4 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2018:

Number of Performance-Based Award Shares
Outstanding at December 31, 2017	1,664,000
Granted	556,000
Released	(548,000)
Canceled	—
Outstanding at March 31, 2018	1,672,000

5.              Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Land and improvements	$2,057,928	$2,057,928
Building and improvements	2,461,573	2,461,573
Construction in progress	2	—
Total real estate investments	4,519,503	4,519,501
Less accumulated depreciation	(882,554)	(857,456)
Real estate investments, net	$3,636,949	$3,662,045

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Land rights	$656,666	$656,666
Less accumulated amortization	(19,245)	(16,518)
Land rights, net	$637,421	$640,148

Amortization expense related to the ground leases is recorded within land rights and ground lease expense in the condensed consolidated statements of income and totaled $2.7 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2018	$8,183
2019	10,910
2020	10,910
2021	10,910
2022	10,910
Thereafter	585,598
Total	$637,421

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	March 31, 2018	December 31, 2017
	(in thousands)
Land and improvements	$30,276	$30,276
Building and improvements	116,288	116,286
Furniture, fixtures, and equipment	115,292	114,972
Construction in progress	509	8
Total property and equipment	262,365	261,542
Less accumulated depreciation	(156,106)	(153,249)
Property and equipment, net	$106,259	$108,293

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At March 31, 2018, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	March 31, 2018	December 31, 2017
	(in thousands)
Minimum lease payments receivable	$3,228,436	$3,263,387
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	3,918,247	3,953,198
Less: unearned income	(1,298,817)	(1,315,559)
Investment in direct financing lease, net	$2,619,430	$2,637,639

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time. As of March 31, 2018, the balance of the new loan is $13.0 million. The collectability of the loan balance is reasonably assured, and as of March 31, 2018, there is no indication that the obligor will not remit all mandatory principal and interest payments in full and on time. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.

9.              Long-term Debt

Long-term debt is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Unsecured term loan A	$185,000	$230,000
Unsecured term loan A-1	825,000	825,000
Unsecured $700 million revolver	—	—
$550 million 4.375% senior unsecured notes due November 2018	550,000	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
Capital lease	1,201	1,230
Total long-term debt	4,436,201	4,481,230
Less: unamortized debt issuance costs	(35,094)	(38,350)
Total long-term debt, net of unamortized debt issuance costs	$4,401,107	$4,442,880

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2018 (in thousands):

Within one year	$735,119
2-3 years	1,000,255
4-5 years	1,225,281
Over 5 years	1,475,546
Total minimum payments	$4,436,201

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

At March 31, 2018, the Credit Facility had a gross outstanding balance of $1,010 million, consisting of the $1,010 million Term Loan A and A-1 facilities. Additionally, at March 31, 2018, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of March 31, 2018.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At March 31, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

11. Revenue Recognition

As of March 31, 2018, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively, and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the Meadows real estate assets are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

On January 1, 2018, the Company adopted ASU 2014-09, which altered the recognition of revenue at the TRS Properties related to the customer loyalty programs. Specifically, the recognition of revenue associated with these points based programs was impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when such points are redeemed or forfeited. The revenue deferral is calculated by allocating a portion of the transaction price to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the gaming, food, beverage and other expense line item of the Company's condensed consolidated statement of income. Under ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are no longer presented as a separate line item on the condensed consolidated statements of income, rather they are presented on a net basis within gaming, food, beverage and other revenue, net. This change has no impact to total revenues and is for presentation purposes only. The impact of adopting ASU 2014-09 was immaterial to our total revenue for the three months ended March 31, 2018.

The following table discloses the components of gaming, food, beverage and other revenue, net within the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Video lottery	$29,012	$31,698
Table game	4,284	4,803
Poker	308	314
Food, beverage and other	2,188	2,445
Promotional allowances	(1,046)	(1,252)
Total gaming, food, beverage and other revenue, net	$34,746	$38,008

12.              Shareholders' Equity

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
No shares were sold under the ATM Program during the three months ended March 31, 2018. Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of March 31, 2018, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2018 and 2017:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490

2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007

In addition, for the three months ended March 31, 2018 and 2017, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.3 million, respectively.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Total revenues	$209,304	$34,746	$—	$244,050	$204,705	$38,008	$—	$242,713
Income from operations	144,874	6,977	—	151,851	142,034	7,972	—	150,006
Interest, net	53,588	2,600	(2,601)	53,587	53,486	2,600	(2,601)	53,485
Income before income taxes	93,887	4,377	—	98,264	91,149	5,372	—	96,521
Income tax expense	171	1,321	—	1,492	370	2,160	—	2,530
Net income	93,716	3,056	—	96,772	90,779	3,212	—	93,991
Depreciation	25,615	2,339	—	27,954	25,424	2,833	—	28,257
Capital project expenditures	—	—	—	—	8	—	—	8
Capital maintenance expenditures	48	774	—	822	—	482	—	482

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash paid for income taxes, net of refunds received	$22	$—
Cash paid for interest	8,549	8,739

Noncash Investing and Financing Activities

During the three months ended March 31, 2018 and 2017, the Company did not engage in any noncash investing and financing activities.

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

Summarized balance sheets as of March 31, 2018 and December 31, 2017, statements of income for the three months ended March 31, 2018 and 2017 and statements of cash flows for the three months ended March 31, 2018 and 2017 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At March 31, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,771,758	$1,865,191	$—	$3,636,949
Land rights, net	—	58,218	579,203	—	637,421
Property and equipment, used in operations, net	—	20,098	86,161	—	106,259
Investment in direct financing lease, net	—	—	2,619,430	—	2,619,430
Cash and cash equivalents	—	17,693	27,727	—	45,420
Prepaid expenses	—	5,926	2,356	—	8,282
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,416,848	5,066,140	2,918,767	(10,401,755)	—
Deferred tax assets		—	4,510	—	4,510
Other assets	—	43,986	20,092	—	64,078
Total assets	$2,416,848	$7,177,414	$8,221,535	$(10,595,350)	$7,220,447

Liabilities
Accounts payable	$—	$460	$32	$—	$492
Accrued expenses	—	858	5,202	—	6,060
Accrued interest	—	75,479	—	—	75,479
Accrued salaries and wages	—	1,424	1,705	—	3,129
Gaming, property, and other taxes	—	21,616	19,580	—	41,196
Income taxes	—	(154)	353	—	199
Long-term debt, net of unamortized debt issuance costs	—	4,401,107	—	—	4,401,107
Intercompany loan payable	—		193,595	(193,595)	—
Deferred rental revenue	—	234,346	14,294	—	248,640
Deferred tax liabilities	—	—	279	—	279
Other liabilities	—	25,430	1,588	—	27,018
Total liabilities	—	4,760,566	236,628	(193,595)	4,803,599

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 213,498,249 shares issued at March 31, 2018)	2,135	2,135	2,135	(4,270)	2,135
Additional paid-in capital	3,930,777	3,930,778	9,495,703	(13,426,481)	3,930,777
Retained accumulated (deficit) earnings	(1,516,064)	(1,516,065)	(1,512,931)	3,028,996	(1,516,064)
Total shareholders’ equity (deficit)	2,416,848	2,416,848	7,984,907	(10,401,755)	2,416,848
Total liabilities and shareholders’ equity (deficit)	$2,416,848	$7,177,414	$8,221,535	$(10,595,350)	$7,220,447

Three months ended March 31, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,820	$67,585	$—	$169,405
Income from direct financing lease	—	—	18,621	—	18,621
Real estate taxes paid by tenants	—	10,900	10,378	—	21,278
Total rental revenue and income from direct financing lease	—	112,720	96,584	—	209,304
Gaming, food, beverage and other, net	—	—	34,746	—	34,746
Total revenues	—	112,720	131,330	—	244,050
Operating expenses
Gaming, food, beverage and other	—	—	19,658	—	19,658
Real estate taxes	—	10,919	10,676	—	21,595
Land rights and ground lease expense	—	2,019	4,513	—	6,532
General and administrative	—	10,921	5,539	—	16,460
Depreciation	—	23,601	4,353	—	27,954
Total operating expenses	—	47,460	44,739	—	92,199
Income from operations	—	65,260	86,591	—	151,851

Other income (expenses)
Interest expense	—	(54,068)	—	—	(54,068)
Interest income	—	—	481	—	481
Intercompany dividends and interest	—	107,103	(315)	(106,788)	—
Total other income (expenses)	—	53,035	166	(106,788)	(53,587)

Income (loss) before income taxes	—	118,295	86,757	(106,788)	98,264
Income tax expense	—	171	1,321	—	1,492
Net income (loss)	$—	$118,124	$85,436	$(106,788)	$96,772

Three months ended March 31, 2018 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$118,124	$85,436	$(106,788)	$96,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	24,018	6,663	—	30,681
Amortization of debt issuance costs	—	3,257	—	—	3,257
Deferred income taxes	—	—	164	—	164
Stock-based compensation	—	3,987	—	—	3,987
Straight-line rent adjustments	—	14,328	2,289	—	16,617
(Increase) decrease,
Prepaid expenses and other assets	—	(2,913)	274	1,638	(1,001)
Intercompany	—	(9)	9	—	—
Increase (decrease),
Accounts payable	—	(160)	(65)	—	(225)
Accrued expenses	—	98	105	—	203
Accrued interest	—	42,238	—	—	42,238
Accrued salaries and wages	—	(6,408)	(1,272)	—	(7,680)
Gaming, property and other taxes	—	124	(102)	—	22
Income taxes	—	152	1,685	(1,638)	199
Other liabilities	—	949	(427)	—	522
Net cash provided by (used in) operating activities	—	197,785	94,759	(106,788)	185,756
Investing activities
Capital maintenance expenditures	—	(48)	(774)	—	(822)
Collection of principal payments on investment in direct financing lease	—	—	18,209	—	18,209
Net cash (used in) provided by investing activities	—	(48)	17,435	—	17,387
Financing activities
Dividends paid	(134,717)	—	—	—	(134,717)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(7,031)	—	—	—	(7,031)
Repayments of long-term debt	—	(45,029)		—	(45,029)
Intercompany financing	141,748	(141,749)	(106,787)	106,788	—
Net cash (used in) provided by financing activities	—	(186,778)	(106,787)	106,788	(186,777)
Net increase in cash and cash equivalents	—	10,959	5,407	—	16,366
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$17,693	$27,727	$—	$45,420

At December 31, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,794,840	$1,867,205	$—	$3,662,045
Land rights, net	—	58,635	581,513	—	640,148
Property and equipment, used in operations, net	—	20,568	87,725	—	108,293
Investment in direct financing lease, net	—	—	2,637,639	—	2,637,639
Cash and cash equivalents	—	6,734	22,320	—	29,054
Prepaid expenses	—	4,067	2,746	1,639	8,452
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,458,247	5,087,893	2,959,174	(10,505,314)	—
Deferred tax assets	—	—	4,478	—	4,478
Other assets	—	42,485	16,190	—	58,675
Total assets	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Liabilities
Accounts payable	$—	$619	$96	$—	$715
Accrued expenses	—	672	7,241	—	7,913
Accrued interest	—	33,241	—	—	33,241
Accrued salaries and wages	—	7,832	2,977	—	10,809
Gaming, property, and other taxes	—	21,135	14,264	—	35,399
Income taxes	—	(306)	(1,333)	1,639	—
Long-term debt, net of unamortized debt issuance costs	—	4,442,880	—	—	4,442,880
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	220,019	12,004	—	232,023
Deferred tax liabilities	—	—	244	—	244
Other liabilities	—	24,478	933	—	25,411
Total liabilities	—	4,750,570	230,021	(191,956)	4,788,635

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 shares issued at December 31, 2017)	2,127	2,127	2,127	(4,254)	2,127
Additional paid-in capital	3,933,829	3,933,831	9,498,755	(13,432,586)	3,933,829
Retained accumulated (deficit) earnings	(1,477,709)	(1,477,711)	(1,453,815)	2,931,526	(1,477,709)
Total shareholders’ equity (deficit)	2,458,247	2,458,247	8,047,067	(10,505,314)	2,458,247
Total liabilities and shareholders’ equity (deficit)	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Three months ended March 31, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$97,752	$67,409	$—	$165,161
Income from direct financing lease	—	—	17,824	—	17,824
Real estate taxes paid by tenants	—	11,156	10,564	—	21,720
Total rental revenue and income from direct financing lease	—	108,908	95,797	—	204,705
Gaming, food, beverage and other, net	—	—	38,008	—	38,008
Total revenues	—	108,908	133,805	—	242,713
Operating expenses
Gaming, food, beverage and other	—	—	21,076	—	21,076
Real estate taxes	—	11,183	10,960	—	22,143
Land rights and ground lease expense	—	—	5,175	—	5,175
General and administrative	—	10,895	5,161	—	16,056
Depreciation	—	23,248	5,009	—	28,257
Total operating expenses	—	45,326	47,381	—	92,707
Income from operations	—	63,582	86,424	—	150,006

Other income (expenses)
Interest expense	—	(53,949)	—	—	(53,949)
Interest income	—	—	464	—	464
Intercompany dividends and interest	—	115,773	1,123	(116,896)	—
Total other income (expenses)	—	61,824	1,587	(116,896)	(53,485)

Income (loss) before income taxes	—	125,406	88,011	(116,896)	96,521
Income tax expense	—	370	2,160	—	2,530
Net income (loss)	$—	$125,036	$85,851	$(116,896)	$93,991

Three months ended March 31, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$125,036	$85,851	$(116,896)	$93,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,248	7,320	—	30,568
Amortization of debt issuance costs	—	3,257	—	—	3,257
Losses on dispositions of property	—	—	105	—	105
Deferred income taxes	—	—	(742)	—	(742)
Stock-based compensation	—	4,483	—	—	4,483
Straight-line rent adjustments	—	13,956	2,289	—	16,245
(Increase) decrease,
Prepaid expenses and other assets	—	(1,856)	45	741	(1,070)
Intercompany	—	(2,195)	2,195	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	270	(451)	—	(181)
Accrued expenses	—	(20)	238	—	218
Accrued interest	—	41,928	—	—	41,928
Accrued salaries and wages	—	(6,258)	(976)	—	(7,234)
Gaming, property and other taxes	—	966	(153)	—	813
Income taxes	—	370	3,309	(741)	2,938
Other liabilities	—	1,462	(2,092)	—	(630)
Net cash provided by (used in) operating activities	—	204,647	96,938	(116,896)	184,689
Investing activities
Capital project expenditures	—	(8)	—	—	(8)
Capital maintenance expenditures	—	—	(482)	—	(482)
Principal payments on loan receivable	—	—	13,200	—	13,200
Deposit for pending acquisition of real estate assets	—	(8,230)	—	—	(8,230)
Collection of principal payments on investment in direct financing lease	—	—	17,613	—	17,613
Net cash (used in) provided by investing activities	—	(8,238)	30,331	—	22,093
Financing activities
Dividends paid	(129,301)	—	—	—	(129,301)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	4,456	—	—	—	4,456
Costs related to continuous equity offering	(105)	—	—	—	(105)
Repayments of long-term debt	—	(95,027)	—	—	(95,027)
Intercompany financing	124,950	(111,753)	(130,093)	116,896	—
Net cash (used in) provided by financing activities	—	(206,780)	(130,093)	116,896	(219,977)
Net decrease in cash and cash equivalents	—	(10,371)	(2,824)	—	(13,195)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$1,403	$21,958	$—	$23,361

16.       Subsequent Events

On April 25, 2018, the Company announced the retirement of William J. Clifford, Senior Vice President, Chief Financial Officer and Treasurer after 17 years with the Company and its predecessor, Penn National Gaming, Inc. In connection with Mr. Clifford's retirement, the Company and Mr. Clifford entered into a letter agreement, dated as of April 24, 2018 (the “Agreement”), providing for Mr. Clifford’s retirement from the Company effective on or before August 31, 2018. Under the Agreement, Mr. Clifford will serve as senior advisor to the Company from May 4, 2018 until August 31, 2018, or such earlier retirement date specified by the Company (the “Continued Employment Period”). Effective May 4, 2018, Steven T. Snyder, Senior Vice President, Corporate Development of the Company, will assume the role of interim Chief Financial Officer of the Company pending completion of the search for a new Chief Financial Officer.

During the Continued Employment Period, Mr. Clifford will be entitled to continue to receive his current salary at the rate of $1,166,990 per year and to participate in the employee benefit plans of the Company in which he currently participates (or to receive continuing coverage through COBRA, if Mr. Clifford is no longer eligible to participate in such employee benefit plans). In addition, in lieu of payments or benefits under any Company severance plan and in connection with the cancellation of Mr. Clifford’s outstanding incentive equity awards upon his retirement, Mr. Clifford or his estate will be entitled to the following cash payments: $4,210,400 on September 1, 2018; $4,743,750 on January 2, 2019; $2,529,990 on January 2, 2020; and $1,265,012 on January 4, 2021, subject, in each case, to Mr. Clifford’s continued service through the Continued Employment Period and compliance with the terms of the Agreement. In the Agreement, Mr. Clifford provided the Company with a general release of claims and agreed to be subject to certain restrictive and other covenants contained in the Agreement, including non-competition, non-solicitation, non-disparagement and confidentiality provisions.

On April 24, 2018, the Company declared its second quarter dividend of $0.63 per common share, payable on June 29, 2018 to shareholders of record on June 15, 2018.

On April 16, 2018, the Company announced that it has entered into a definitive agreement to acquire the real estate assets of six casino properties from Tropicana Entertainment for $1.21 billion, exclusive of taxes and transaction fees of approximately $40.0 million. The assets to be acquired are Tropicana Atlantic City, Tropicana Evansville, Lumiere Place, Tropicana Laughlin, Trop Casino Greenville and The Belle of Baton Rouge. Concurrent with the closing of this transaction, Eldorado will acquire the operating assets of these properties and lease the real estate from the Company through a new master lease with a 15-year initial term and four 5-year renewal periods. Initial annual rent is expected to be $110 million. Terms of the new lease with Eldorado are similar to the Company's existing Master Leases. The transaction is subject to regulatory approval and is expected to close by the end of 2018.  The Company expects to fund the transaction with a combination of debt and equity, however, based on market conditions the entire transaction could be funded with debt.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at March 31, 2018.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd Gaming Corporation (“Boyd”) and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing leases for these properties and the real property underlying Belterra Park. The transaction which is subject to regulatory approval is expected to close in the second half of 2018.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of March 31, 2018, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 606, we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the condensed consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $244.1 million and $151.9 million, respectively, for the three months ended March 31, 2018, compared to $242.7 million and $150.0 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were:

•
Rental revenue and income from the direct financing lease were $209.3 million for the three months ended March 31, 2018 and $204.7 million for the three months ended March 31, 2017. Rental revenue and income from the direct financing lease increased by $4.6 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties with monthly variable rent, as well as, the rent escalators under both Master Leases.

•
Net revenues for our TRS Properties decreased by $3.3 million for the three months ended March 31, 2018 as compared to the corresponding period in the prior year, primarily due to decreased gaming revenues at both Hollywood Casino Baton Rouge and Hollywood Casino Perryville.

•	Total operating expenses decreased by $0.5 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

•
Income tax expense decreased by $1.0 million, primarily due to the Tax Cuts and Job Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

•	Net income increased by $2.8 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On May 1, 2017 the Company purchased the real property assets of Bally's Casino Tunica and Resorts Casino Tunica ("Tunica Properties") for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties is subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2018.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn and a wholly-owned subsidiary of Pinnacle lease substantially all of our properties, pursuant to their respective Master Leases, and account for a significant portion of our revenue and Penn has entered into an agreement to acquire Pinnacle, which will further increase our tenant concentration.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

•	The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators.

The consolidated results of operations for the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Rental income	$169,405	$165,161
Income from direct financing lease	18,621	17,824
Real estate taxes paid by tenants	21,278	21,720
Total rental revenue and income from direct financing lease	209,304	204,705
Gaming, food, beverage and other, net	34,746	38,008
Total revenues	244,050	242,713
Operating expenses
Gaming, food, beverage and other	19,658	21,076
Real estate taxes	21,595	22,143
Land rights and ground lease expense	6,532	5,175
General and administrative	16,460	16,056
Depreciation	27,954	28,257
Total operating expenses	92,199	92,707
Income from operations	$151,851	$150,006

Certain information regarding our results of operations by segment for the three months ended March 31, 2018 and 2017 is summarized below:

	Three Months Ended March 31,
	2018	2017	2018	2017
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$209,304	$204,705	$144,874	$142,034
TRS Properties	34,746	38,008	6,977	7,972
Total	$244,050	$242,713	$151,851	$150,006

FFO, AFFO and Adjusted EBITDA,

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

FFO, AFFO and Adjusted EBITDA are not recognized terms under GAAP. Because certain companies do not calculate FFO, AFFO and Adjusted EBITDA in the same way and certain other companies may not perform such calculations, those measures as used by other companies may not be consistent with the way the Company calculates such measures and should not be considered as alternative measures of operating profit or net income. The Company’s presentation of these measures does not replace the presentation of the Company’s financial results in accordance with GAAP.

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income	$96,772	$93,991
Losses from dispositions of property	—	105
Real estate depreciation	25,098	24,903
Funds from operations	$121,870	$118,999
Straight-line rent adjustments	16,617	16,245
Direct financing lease adjustments	18,209	17,613
Other depreciation	2,856	3,354
Amortization of land rights	2,727	2,311
Amortization of debt issuance costs	3,257	3,257
Stock based compensation	3,987	4,483
Maintenance CAPEX	(822)	(482)
Adjusted funds from operations	$168,701	$165,780
Interest, net	53,587	53,485
Income tax expense	1,492	2,530
Maintenance CAPEX	822	482
Amortization of debt issuance costs	(3,257)	(3,257)
Adjusted EBITDA	$221,345	$219,020

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2018	2017	2018	2017
	(in thousands)
Net income	$93,716	$90,779	$3,056	$3,212
Losses from dispositions of property	—	—	—	105
Real estate depreciation	25,098	24,903	—	—
Funds from operations	$118,814	$115,682	$3,056	$3,317
Straight-line rent adjustments	16,617	16,245	—	—
Direct financing lease adjustments	18,209	17,613	—	—
Other depreciation	517	521	2,339	2,833
Amortization of land rights	2,727	2,311	—	—
Debt issuance costs amortization	3,257	3,257	—	—
Stock based compensation	3,987	4,483	—	—
Maintenance CAPEX	(48)	—	(774)	(482)
Adjusted funds from operations	$164,080	$160,112	$4,621	$5,668
Interest, net (1)	50,987	50,885	2,600	2,600
Income tax expense	171	370	1,321	2,160
Maintenance CAPEX	48	—	774	482
Debt issuance costs amortization	(3,257)	(3,257)	—	—
Adjusted EBITDA	$212,029	$208,110	$9,316	$10,910

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for the three months ended March 31, 2018 and 2017.

Net income for our GLP Capital segment was $93.7 million for the three months ended March 31, 2018 and $90.8 million for the three months ended March 31, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $118.8 million, $164.1 million and $212.0 million, respectively, for the three months ended March 31, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $115.7 million, $160.1 million and $208.1 million, respectively, for the three months ended March 31, 2017. The increase in net income for our GLP Capital segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily driven by a $4.6 million increase in total revenues, partially offset by a $1.8 million increase in operating expenses. The increase in total revenues in our GLP Capital segment was primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases. Operating expenses in our GLP Capital segment primarily increased due to an increase in land rights and ground lease expense, related to the acquisition of the Tunica Properties. The changes described above also led to higher FFO for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increases in AFFO and Adjusted EBITDA for our GLP Capital segment was primarily driven by the changes described above as well as increases in adjustments for our direct financing lease, increased amortization of land rights related to the ground leases acquired in the Tunica Properties acquisition, partially offset by lower stock based compensation, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders.

Net income and FFO decreased by $0.2 million and $0.3 million, respectively, for our TRS Properties segment for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, while AFFO decreased by $1.0 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 for our TRS Properties segment. Adjusted EBITDA decreased by $1.6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 for our TRS Properties segment. Declining revenues at both TRS Properties were the primary driver behind these decreases.

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Total rental revenue and income from direct financing lease	$209,304	$204,705	$4,599	2.2%
Gaming, food, beverage and other, net	34,746	38,008	(3,262)	(8.6)%
Total revenues	$244,050	$242,713	$1,337	0.6%

 Total rental revenue and income from direct financing lease

For the three months ended March 31, 2018 and 2017, rental revenue and income from the direct financing lease were $209.3 million and $204.7 million, respectively, for our GLP Capital segment, which included $21.3 million and $21.7 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

In accordance with ASC 606, the Company is required to present the real estate taxes paid by its tenants on the leased properties as revenue with an offsetting expense on its condensed consolidated statement of income, as the Company believes it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in general and administrative expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue and income from the direct financing lease increased $4.6 million, or 2.2%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases. Specifically, the Penn properties contributed $4.1 million to the increase in total revenues for three months ended March 31, 2018, as compared to the three months ended March 31, 2017, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Pinnacle contributed $0.8 million of rental revenue and income from the direct financing lease to the increase in total revenues for the three months ended March 31, 2018, as compared to the prior year period, primarily resulting from the activation of the full rent escalator in May 2017, while decreases in real estate taxes of $0.4 million, partially offset these increases.

Gaming, food, beverage and other revenue, net

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $3.3 million, or 8.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $2.8 million decrease in revenues at Hollywood Casino Baton Rouge resulting from decreased patronage and a $0.4 million decrease in revenues at Hollywood Casino Perryville also resulting from lower patronage.

Operating expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$19,658	$21,076	$(1,418)	(6.7)%
Real estate taxes	21,595	22,143	(548)	(2.5)%
Land rights and ground lease expense	6,532	5,175	1,357	26.2%
General and administrative	16,460	16,056	404	2.5%
Depreciation	27,954	28,257	(303)	(1.1)%
Total operating expenses	$92,199	$92,707	$(508)	(0.5)%

Gaming, food, beverage and other expense

Gaming, food, beverage and other expense decreased by $1.4 million, or 6.7%, primarily due to lower gaming and admissions taxes at our TRS Properties, related to the declining revenues described above.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $1.4 million, or 26.2%, due to the acquisition of the Tunica Properties in May 2017. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the condensed consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Interest expense	$(54,068)	$(53,949)	$(119)	(0.2)%
Interest income	481	464	17	3.7%
Total other expenses	$(53,587)	$(53,485)	$(102)	(0.2)%

Taxes

During the three months ended March 31, 2018 and 2017, income tax expense was approximately $1.5 million and $2.5 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.5% for the three months ended March 31, 2018, as compared to 2.6% for the three months ended March 31, 2017. Our income tax expense is primarily driven from the operations of the TRS Properties, which are taxed at the corporate rate. The decrease in our effective tax rate for the three months ended March 31, 2018 is primarily due to the Tax Cuts and Job Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $185.8 million and $184.7 million, respectively, during the three months ended March 31, 2018 and 2017. The increase in net cash provided by operating activities of $1.1 million for the three months ended March 31, 2018 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $1.0 million (excluding the cash received from Pinnacle and classified as an investing activity). The increase in cash receipts collected from our customers and tenants for the three months ended March 31, 2018 as compared to the corresponding period in the prior year was primarily due to the additional rent received under the Penn Master Lease related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both Master Leases.

Investing activities provided cash of $17.4 million and $22.1 million, respectively, during the three months ended March 31, 2018 and 2017.  Net cash provided by investing activities during the three months ended March 31, 2018 consisted of rental payments received from tenants and applied against the lease receivable on our balance sheet of $18.2 million, partially offset by capital expenditures of $0.8 million. Net cash provided by investing activities during the three months ended March 31, 2017 consisted of a net payment of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $17.6 million, partially offset by an $8.2 million cash deposit related to the then pending acquisition of the Tunica Properties real estate assets and capital expenditures of $0.5 million.

Financing activities used cash of $186.8 million and $220.0 million during the three months ended March 31, 2018 and 2017, respectively. Net cash used by financing activities during the three months ended March 31, 2018 included dividend payments of $134.7 million, repayments of long-term debt of $45.0 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $7.0 million. Net cash used by financing activities for the three months ended March 31, 2017 included dividend payments of $129.3 million and repayments of long-term debt of $95.0 million, partially offset by proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $4.5 million.

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

During the three months ended March 31, 2018 and 2017, the TRS Properties spent approximately $0.8 million and $0.5 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company has a $1,825 million Credit Facility, consisting of a $700 million revolving credit facility, a $300 million Term Loan A facility, and an $825 million Term Loan A-1 facility. At March 31, 2018, the Credit Facility had a gross outstanding balance of $1,010 million, consisting of the $1,010 million Term Loan A and A-1 facilities. No borrowings were outstanding under the revolving credit facility at March 31, 2018. Additionally, at March 31, 2018, the Company was contingently obligated under letters of credit issued pursuant to the senior unsecured credit facility with face amounts aggregating approximately $0.4 million, resulting in $699.6 million of available borrowing capacity under the revolving credit facility as of March 31, 2018. The revolving credit facility and the Term Loan A facility mature on October 28, 2018 and the Term Loan A-1 facility matures on April 28, 2021.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

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

At March 31, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,436.2 million at March 31, 2018. Furthermore, $3,425.0 million of our obligations at March 31, 2018, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from less than one year to eight years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness.

The table below provides information at March 31, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2018.

	4/01/18- 12/31/18	1/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	Thereafter	Total	Fair Value at 3/31/2018
	(in thousands)
Long-term debt:
Fixed rate	$550,000	$—	$1,000,000	$400,000	$—	$1,475,000	$3,425,000	$3,477,528
Average interest rate	4.38%		4.88%	4.38%		5.38%

Variable rate	$185,000	$—	$—	$825,000	$—	$—	$1,010,000	$1,000,141
Average interest rate (1)	3.81%			4.23%		0

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We implemented controls to ensure we had adequately evaluated our contracts with customers and properly assessed the impact of ASU 2014-09 on our financial statements to facilitate the adoption of this new guidance on January 1, 2018. However, there were no significant changes to our internal control over financial reporting as a result of adopting ASU 2014-09.

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

Risks Related to the Acquisition of Certain Real Property Assets from Tropicana Entertainment, Inc.

The consummation of the Company's acquisition of certain real property assets of Tropicana Entertainment, Inc. ("Tropicana"), the proposed acquisition of the operating business of Tropicana by Eldorado Resorts, Inc. ("Eldorado") and the Company's entry into a master lease agreement with Eldorado (together the "Tropicana Transactions") is subject to a number of closing conditions, some of which are out of our control.
We currently expect to consummate the Tropicana Transactions by the end of 2018. The consummation of the Tropicana Transactions, however, is subject to certain customary regulatory and other closing conditions (some of which are beyond our control), which make the completion and timing of the Tropicana Transactions uncertain, and, accordingly, there can be no assurance that such conditions will be satisfied on the anticipated schedule or at all.
Such conditions include, among other things, (i) the absence of any injunction or order preventing the Tropicana Transactions, (ii) receipt of regulatory approvals, including applicable gaming regulatory approvals, (iii) accuracy of the respective parties’ representations and warranties, and (iv) compliance by the parties with their respective covenants and obligations. Consummation of the transactions is also subject to the delivery by American Entertainment Properties Corp., an 83.9% stockholder of Tropicana, of its irrevocable and unconditional consent no later than the 30 days following the date of the Agreement and Plan of Merger, dated April 15, 2018, by and among GLP Capital, L.P., Eldorado, Delta Merger Sub, Inc., a wholly owned subsidiary of Eldorado, and Tropicana (the "Merger Agreement").
In the event that the Tropicana Transactions are not consummated, we will have spent considerable time and resources and incurred substantial costs, such as legal and accounting fees, which must be paid even if the Tropicana Transactions are not completed. In addition, if the Merger Agreement is terminated as a result of the failure to receive regulatory approvals or due to a material breach by GLP Capital, L.P. or Eldorado, then the Company and Eldorado will be jointly and severally required to pay Tropicana an aggregate termination fee of $92.5 million (and parties will also be entitled to seek all remedies available at law or in equity against the other, including specific performance).
The completion of the Tropicana Transactions is subject to the receipt of approvals, consents or clearances from regulatory authorities and third parties that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Tropicana Transactions.
Completion of the Tropicana Transactions is conditioned upon the receipt of certain governmental approvals, including, without limitation, gaming regulatory approvals. Although the parties have agreed to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Tropicana Transactions will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the proposed acquisition of certain real property assets of Tropicana by the Company (the "Acquisition") or the other Tropicana Transactions or require changes to the terms of the Purchase and Sale Agreement, dated April 15, 2018, by and between GLP Capital, L.P. and Tropicana (the "Real Estate Purchase Agreement") or the Merger Agreement or other agreements to be entered into in connection with the Real Estate Purchase Agreement or the Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Tropicana Transactions or of imposing additional costs or limitations on us following completion of, or in order to complete, the Tropicana Transactions, any of which might have an adverse effect on us. Similarly, the completion of the Tropicana Transactions may require the consent or assignment of certain contracts, permits or approvals from third parties over whom we have no control.
If we are, or if Eldorado or Tropicana is, unable to negotiate waivers of those provisions, or otherwise obtain such consent or assignment, in a timely manner or at all, the counterparties may exercise their rights and remedies under those agreements, potentially terminating the agreements or seeking monetary damages.
We may not be able to obtain financing on acceptable terms to complete the Tropicana Transactions, in which case we could also be liable for substantial damages

The cash purchase price payable by us in connection with the Tropicana Transactions is expected to be $1.21 billion (plus approximately $40 million in taxes and fees), in addition to the approximately $315 million cash purchase price payable by us for the properties we will acquire in connection with the proposed Penn-Pinnacle Merger.  We expect to fund these transactions with borrowings under the Credit Facility and, subject to market conditions, further sales of debt or equity securities, or combinations thereof.  Our ability to successfully satisfy our payment obligations in connection with the Tropicana Transactions will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets and we cannot provide any assurance that we will be able to consummate any necessary financing transactions on acceptable terms.

If the Tropicana Transactions are completed, we may not achieve the intended benefits, and the Acquisition and other Tropicana Transactions may disrupt our current plans or operations.
There can be no assurance that we will be able to successfully realize the expected benefits of the Tropicana Transactions. Following the completion of the Tropicana Transactions, we will have significant financial exposure to Eldorado’s performance of its contractual obligations to us, and adverse changes in Eldorado’s business or finances, over which we will have no control other than the limited contractual protections afforded to us as a landlord, could adversely affect us. In addition, our business may be negatively impacted following the Tropicana Transactions if we are unable to effectively manage our expanded operations.
Risks Relating to the Company after Completion of the Tropicana Transactions
Our future results will suffer if we do not effectively manage our expanded portfolio of properties following the Tropicana Transactions and any failure by us to effectively manage our portfolio could have a material and adverse effect on our business and our ability to make distributions to shareholders, as required for us to continue to qualify as a REIT.
Following the completion of Tropicana Transactions, the size of our business will materially increase beyond its current size. Our future success depends, in part, upon our ability to manage this expanded business, which will pose challenges for management, including challenges related to acting as landlord to a larger portfolio of properties and associated increased costs and complexity. There can be no assurances that we will be successful.
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
Although Eldorado's subsidiary Tropicana will be our tenant if and after the Tropicana Transactions are consummated, our recourse against Tropicana, including for any breaches under the Merger Agreement or the Real Estate Purchase Agreement is limited.
As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us for any breaches of its representations and warranties or covenants included in the Merger Agreement and the Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Eldorado in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the master lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Eldorado, which could have a materially adverse impact on our business and results of operations.

We could be subject to tax on any unrealized net built-in gains in the assets we expect to acquire from Tropicana.
The assets we expect to acquire from Tropicana are expected to have significant built-in-gains. Because Tropicana is, and prior to the Acquisition will be, a C corporation, if we dispose of any such appreciated assets during the five-year period following the Acquisition, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Acquisition. We would be subject to this tax liability even if we continue to qualify and maintains our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed on April 16, 2018).

2.2
Real Estate Purchase and Sale Agreement, dated as of April 15, 2018, by and between Tropicana Entertainment Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K, filed on April 16, 2018).

10.1 #*	Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long Term Incentive Compensation Plan.

10.2 #
Letter Agreement, dated as of April 24, 2018, by and between between William J. Clifford and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 30, 2018).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

#    Compensation plans and arrangements for executives and others.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 30, 2018	By:	/s/ William J. Clifford
William J. Clifford
Chief Financial Officer
(Principal Financial Officer)