Form 10-K/A
period 2017-12-31
Gaming & Leisure Properties, Inc.
filed 2018-05-04
CIK 1575965

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the "Amendment") to the Annual Report on Form 10-K of Gaming and Leisure Properties, Inc. (the "Company") for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") on February 16, 2018 (the "Original Filing") is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when previously filed. This Form 10-K/A contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the Section 302 certifications has been omitted.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company's filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed with this Amendment No.1 to the Company's Annual Report on Form 10-K/A:

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

Dated: May 4, 2018

3