Form 10-Q
period 2018-06-30
Gaming & Leisure Properties, Inc.
filed 2018-08-01
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	July 30, 2018
Common Stock, par value $.01 per share	213,768,996

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

•
the ultimate timing and outcome (including the possibility that the proposed transaction may not be completed or that completion may be unduly delayed) of the proposed merger transaction between Penn National Gaming, Inc. ("Penn") and Pinnacle Entertainment, Inc. ("Pinnacle") and the related transactions with Boyd Gaming Corporation ("Boyd");

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

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets, including for acquisitions or refinancings due to maturities;

•	adverse changes in our credit rating;

•	fluctuating interest rates;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•	GLPI's duty to indemnify Penn and its subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net	$3,612,095	$3,662,045
Land rights, net	634,693	640,148
Property and equipment, used in operations, net	104,312	108,293
Investment in direct financing lease, net	2,608,400	2,637,639
Cash and cash equivalents	144,472	29,054
Prepaid expenses	4,417	8,452
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,497	13,000
Deferred tax assets	4,769	4,478
Other assets	76,807	58,675
Total assets	$7,288,560	$7,246,882

Liabilities
Accounts payable	$461	$715
Accrued expenses	7,171	7,913
Accrued interest	35,608	33,241
Accrued salaries and wages	17,416	10,809
Gaming, property, and other taxes	49,811	35,399
Long-term debt, net of unamortized debt issuance costs	4,506,744	4,442,880
Deferred rental revenue	265,256	232,023
Deferred tax liabilities	257	244
Other liabilities	27,068	25,411
Total liabilities	4,909,792	4,788,635

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 213,737,939 and 212,717,549 shares issued at June 30, 2018 and December 31, 2017, respectively)	2,137	2,127
Additional paid-in capital	3,935,517	3,933,829
Retained accumulated deficit	(1,558,886)	(1,477,709)
Total shareholders’ equity	2,378,768	2,458,247
Total liabilities and shareholders’ equity	$7,288,560	$7,246,882

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Rental income	$169,865	$167,763	$339,270	$332,924
Income from direct financing lease	26,984	18,516	45,605	36,340
Real estate taxes paid by tenants	21,483	20,840	42,761	42,560
Total rental revenue and income from direct financing lease	218,332	207,119	427,636	411,824
Gaming, food, beverage and other	35,889	36,272	70,635	74,280
Total revenues	254,221	243,391	498,271	486,104

Operating expenses
Gaming, food, beverage and other	20,407	20,669	40,065	41,745
Real estate taxes	21,800	20,912	43,395	43,055
Land rights and ground leases expense	6,444	6,035	12,976	11,210
General and administrative	24,806	14,656	41,266	30,712
Depreciation	27,523	28,423	55,477	56,680
Total operating expenses	100,980	90,695	193,179	183,402
Income from operations	153,241	152,696	305,092	302,702

Other income (expenses)
Interest expense	(57,055)	(54,657)	(111,123)	(108,606)
Interest income	891	487	1,372	951
Losses on debt extinguishment	(3,473)	—	(3,473)	—
Total other expenses	(59,637)	(54,170)	(113,224)	(107,655)

Income before income taxes	93,604	98,526	191,868	195,047
Income tax expense	1,606	2,192	3,098	4,722
Net income	$91,998	$96,334	$188,770	$190,325

Earnings per common share:
Basic earnings per common share	$0.43	$0.46	$0.88	$0.91
Diluted earnings per common share	$0.43	$0.45	$0.88	$0.90

Dividends paid per common share	$0.63	$0.62	$1.26	$1.24

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	533,845	5	9,366	—	9,371
Restricted stock activity	486,545	5	(7,678)	—	(7,673)
Dividends paid	—	—	—	(269,537)	(269,537)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	188,770	188,770
Balance, June 30, 2018	213,737,939	$2,137	$3,935,517	$(1,558,886)	$2,378,768

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2018	2017

Operating activities
Net income	$188,770	$190,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,932	61,580
Amortization of debt issuance costs	6,296	6,513
Losses on dispositions of property	225	94
Deferred income taxes	(117)	(1,280)
Stock-based compensation	4,603	8,256
Straight-line rent adjustments	33,233	32,738
Losses on debt extinguishment	3,473	—
(Increase), decrease
Prepaid expenses, loan receivable and other assets	(1,123)	(663)
Increase, (decrease)
Accounts payable	(254)	(704)
Accrued expenses	157	837
Accrued interest	2,367	(571)
Accrued salaries and wages	6,607	(5,794)
Gaming, property and other taxes	(119)	(573)
Income taxes	—	—
Other liabilities	572	1,482
Net cash provided by operating activities	305,622	292,240
Investing activities
Capital project expenditures	(14)	(68)
Capital maintenance expenditures	(1,984)	(1,727)
Proceeds from sale of property and equipment	227	11
Principal payments on loan receivable	—	13,200
Acquisition of real estate assets	—	(82,866)
Collections of principal payments on investment in direct financing lease	29,239	35,845
Net cash provided by (used in) investing activities	27,468	(35,605)
Financing activities
Dividends paid	(269,537)	(261,071)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(2,905)	8,065
Proceeds from issuance of common stock, net of issuance costs	—	139,380
Proceeds from issuance of long-term debt	1,000,000	100,000
Financing costs	(19,745)	—
Repayments of long-term debt	(923,601)	(250,055)
Premium and related costs paid on tender of senior unsecured notes	(1,884)	—
Net cash used in financing activities	(217,672)	(263,681)
Net increase (decrease) in cash and cash equivalents	115,418	(7,046)
Cash and cash equivalents at beginning of period	29,054	36,556
Cash and cash equivalents at end of period	$144,472	$29,510

See Note 14 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2018.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center ("Belterra Park") from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing Master Leases for these properties and the real property underlying Belterra Park. The Plainridge Park Casino will be added to the Pinnacle Master Lease. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2018.

Furthermore, on April 15, 2018, the Company entered into a definitive agreement to acquire the real estate assets of six casino properties from Tropicana for $1.21 billion, exclusive of taxes and transaction fees of approximately $40.0 million. The assets to be acquired are Tropicana Atlantic City, Tropicana Evansville, Lumiere Place, Tropicana Laughlin, Trop Casino Greenville and The Belle of Baton Rouge. Concurrent with the closing of this transaction, Eldorado will acquire the operating assets of these properties and lease the real estate from the Company through a new master lease with a 15-year initial term and four 5-year renewal periods. Initial annual rent is expected to be $110 million. Terms of the new lease with Eldorado are similar to the Company's existing Master Leases. The transaction is subject to regulatory approval and is expected to close by the end of 2018.  The Company expects to fund the transaction with a combination of debt and equity, however, based on market conditions the entire transaction could be funded with debt.

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

In order to conform to the current presentation of the statement of income, the Company separated the general and administrative expense line item into the line items general and administrative expenses and land rights and ground lease expense on the condensed consolidated statements of income for the three and six months ended June 30, 2017. This new line item includes the amortization of land rights and rent expense related to the Company's long-term ground leases. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three and six months ended June 30, 2017.

Furthermore, in conjunction with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), on January 1, 2018, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are presented on a net basis within the gaming, food, beverage and other revenue line item on the condensed consolidated statements of income. Prior to the adoption of ASU 2014-09, promotional allowances were required to be presented as a separate line item on the condensed consolidated statements of income. This change also had no impact on the Company's financial results for the three and six months ended June 30, 2017.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and does not expect ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards' terms and conditions subsequent to the grant date are unusual and infrequent in nature.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. However, in January 2018, the FASB issued a proposed ASU, which would permit companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements would not be required). The FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, containing the new transition option and other considerations surrounding the new leasing standard in July 2018.

The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its consolidated balance sheets for these leases. Although the Company has made significant strides in the implementation of ASU 2016-02, due to the pending transactions described in Note 1 to the condensed consolidated financial statements, which will result in the Company's entry into a number of new ground leases and the uncertainty surrounding borrowing rates at January 1, 2019, the Company is still evaluating the final dollar impact of adopting the new leasing standard.

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

Loan Receivable

The fair value of the loan receivable approximates the carrying value of the Company's loan receivable, as collection on the outstanding loan balance is reasonably assured and the interest rate approximates market rates for a similar instrument. The fair value measurement of the loan receivable is considered a Level 3 measurement as defined under ASC 820. See Note 8 to the condensed consolidated financial statements for current considerations surrounding the loan receivable.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	144,472	144,472	29,054	29,054
Deferred compensation plan assets	24,403	24,403	22,617	22,617
Loan receivable	13,497	13,497	13,000	13,000
Financial liabilities:
Long-term debt
Senior unsecured credit facility	525,000	515,183	1,055,000	1,045,600
Senior unsecured notes	4,031,457	4,050,052	3,425,000	3,574,688

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

Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

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

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and six months ended June 30, 2018, these expenses, which are recorded within gaming, food, beverage and other expense in the condensed consolidated statements of income, totaled $15.1 million and $29.3 million, respectively, as compared to $14.8 million and $29.9 million for the three and six months ended June 30, 2017.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	213,579	209,747	213,442	208,818
Assumed conversion of dilutive employee stock-based awards	262	714	325	714
Assumed conversion of restricted stock awards	62	123	50	139
Assumed conversion of performance-based restricted stock awards	658	1,218	689	1,153
Diluted weighted-average common shares outstanding	214,561	211,802	214,506	210,824

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$91,998	$96,334	$188,770	$190,325
Less: Net income allocated to participating securities	(129)	(159)	(265)	(315)
Net income attributable to common shareholders	$91,869	$96,175	$188,505	$190,010
Weighted-average common shares outstanding	213,579	209,747	213,442	208,818
Basic EPS	$0.43	$0.46	$0.88	$0.91

Calculation of diluted EPS:
Net income	$91,998	$96,334	$188,770	$190,325
Diluted weighted-average common shares outstanding	214,561	211,802	214,506	210,824
Diluted EPS	$0.43	$0.45	$0.88	$0.90

There were 169,324 and 195,529 outstanding equity based awards during the three and six months ended June 30, 2018, respectively, that were not included in the computation of diluted EPS because they were antidilutive. There were 3,887 and 13,486 outstanding equity based awards during the three and six months ended June 30, 2017, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

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

As of June 30, 2018, there was $7.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.04 years. For the three and six months ended June 30, 2018, the Company recognized $1.0 million and $2.4 million, respectively, of compensation expense associated with these awards, compared to $1.4 million and $3.5 million for the three and six months ended June 30, 2017, respectively.

The following table contains information on restricted stock award activity for the six months ended June 30, 2018:

Number of Award Shares
Outstanding at December 31, 2017	344,744
Granted	283,183
Released	(273,152)
Canceled (1)	(54,999)
Outstanding at June 30, 2018	299,776

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of June 30, 2018, there was $13.0 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.00 years.  For the three and six months ended June 30, 2018, the Company reversed $0.4 million and recognized $2.2 million, respectively, of compensation expense associated with these awards, compared to the recognition of $2.4 million and $4.8 million for the three and six months ended June 30, 2017, respectively.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2018:

Number of Performance-Based Award Shares
Outstanding at December 31, 2017	1,664,000
Granted	556,000
Released	(548,000)
Canceled (1)	(330,000)
Outstanding at June 30, 2018	1,342,000

(1) The canceled shares and the resulting reversal of expense during the second quarter of 2018 are the result of the retirement of the Company's former Chief Financial Officer.

5.              Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Land and improvements	$2,057,727	$2,057,928
Building and improvements	2,461,573	2,461,573
Total real estate investments	4,519,300	4,519,501
Less accumulated depreciation	(907,205)	(857,456)
Real estate investments, net	$3,612,095	$3,662,045

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Land rights	$656,666	$656,666
Less accumulated amortization	(21,973)	(16,518)
Land rights, net	$634,693	$640,148

Amortization expense related to the ground leases is recorded within land rights and ground lease expense in the condensed consolidated statements of income and totaled $2.7 million and $5.5 million for the three and six months ended June 30, 2018, respectively. Amortization expense related to the ground leases totaled $2.6 million and $4.9 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2018	$5,455
2019	10,910
2020	10,910
2021	10,910
2022	10,910
Thereafter	585,598
Total	$634,693

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2018	December 31, 2017
	(in thousands)
Land and improvements	$30,287	$30,276
Building and improvements	116,509	116,286
Furniture, fixtures, and equipment	115,297	114,972
Construction in progress	442	8
Total property and equipment	262,535	261,542
Less accumulated depreciation	(158,223)	(153,249)
Property and equipment, net	$104,312	$108,293

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At June 30, 2018, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	June 30, 2018	December 31, 2017
	(in thousands)
Minimum lease payments receivable	$3,200,836	$3,263,387
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	3,890,647	3,953,198
Less: unearned income	(1,282,247)	(1,315,559)
Investment in direct financing lease, net	$2,608,400	$2,637,639

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5 year term loan to CQ Holding Company, Inc., the parent company of Casino Queen ("CQ Holding Company"), to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time.

The Company evaluates loans for impairment when it is probable that it will not be able to collect all amounts due according to contractual terms. All amounts due according to the contractual terms means that both contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Indicators of impairment may include delinquent payments, a decline in the credit worthiness of a debtor, or a decline in the underlying property/tenant’s performance. The Company measures loan impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. If an impairment occurs, the Company will reduce the carrying value of the loan and record a corresponding charge to net income.
On June 12, 2018, the Company received a Notice of Event of Default under the Senior Credit Agreement of CQ Holding Company from Citizens Bank, N.A. ("Citizens"), which reported a covenant default under their senior secured agreement. Under the terms of that agreement, Citizens may halt debtor payments to unsecured lenders such as GLPI. As this did in fact occur, the interest due from CQ Holding Company in June 2018 under the Company's unsecured loan was paid in kind in the amount of $0.5 million. At this time, full payment of the principal is still expected and all lease payments due from Casino Queen remain current. No modifications or concessions have been made to the loan and as such at June 30, 2018, the Company believes it is appropriate to accrue the full principal and interest due under the loan. At June 30, 2018, the balance of the loan is $13.5 million, including $0.5 million of accrued interest. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.
9.              Long-term Debt

Long-term debt is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Unsecured term loan A	$—	$230,000
Unsecured term loan A-1	525,000	825,000
Unsecured revolver	—	—
$550 million 4.375% senior unsecured notes due November 2018	156,457	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$500 million 5.250% senior unsecured notes due June 2025	500,000	—
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	—
Capital lease	1,171	1,230
Total long-term debt	4,557,628	4,481,230
Less: unamortized debt issuance costs	(50,884)	(38,350)
Total long-term debt, net of unamortized debt issuance costs	$4,506,744	$4,442,880

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2018 (in thousands):

Within one year	$156,577
2-3 years	1,925,258
4-5 years	284
Over 5 years	2,475,509
Total minimum payments	$4,557,628

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility"), consists of a $1,100 million revolving credit facility and a $525 million Term Loan A-1 facility. On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

At June 30, 2018, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $525 million Term Loan A-1 facility. Additionally, at June 30, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,099.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2018.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value.

Also on May 21, 2018, the Company issued $500 million of 5.250% Senior Unsecured Notes maturing on June 1, 2025 (the "2025 Notes") and $500 million of 5.750% Senior Unsecured Notes maturing on June 1, 2028 (the "2028 Notes"). Interest on the 2025 Notes and 2028 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of the 2025 Notes and 2028 Notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility and (ii) to finance the tender offer of the 2018 Notes and to pay fees and expenses to amend our Credit Facility, as described above.

 Each of the 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"), 4.375% Senior Unsecured Notes due 2021 (the "2021 Notes"), 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes"), and 5.375% Senior Unsecured Notes due 2026 (the "2026 Notes") and collectively with the 2018 Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes and 2028 Notes, the "Notes") contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

11. Revenue Recognition

As of June 30, 2018, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively, and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

On January 1, 2018, the Company adopted ASU 2014-09, which altered the recognition of revenue at the TRS Properties related to the customer loyalty programs. Specifically, the recognition of revenue associated with these points based programs was impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when such points are redeemed or forfeited. The revenue deferral is calculated by allocating a portion of the transaction price to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the gaming, food, beverage and other expense line item of the Company's condensed consolidated statement of income. Under ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are no longer presented as a separate line item on the condensed consolidated statements of income, rather they are presented on a net basis within gaming, food, beverage and other revenue. This change has no impact to total revenues and is for presentation purposes only. The impact of adopting ASU 2014-09 was immaterial to our total revenue for both the three and six months ended June 30, 2018.

The following table discloses the components of gaming, food, beverage and other revenue within the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Slot machines	$30,120	$30,318	$59,132	$62,016
Table games	4,195	4,451	8,479	9,254
Poker	268	270	576	584
Food, beverage and other	2,415	2,450	4,603	4,895
Promotional allowances	(1,109)	(1,217)	(2,155)	(2,469)
Total gaming, food, beverage and other revenue	$35,889	$36,272	$70,635	$74,280

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
No shares were sold under the ATM Program during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of June 30, 2018, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2018 and 2017:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631

2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554

In addition, for the three and six months ended June 30, 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Total revenues	$218,332	$35,889	$—	$254,221	$207,119	$36,272	$—	$243,391
Income from operations	146,133	7,108	—	153,241	145,401	7,295	—	152,696
Interest, net	56,164	2,602	(2,602)	56,164	54,171	2,601	(2,602)	54,170
Income before income taxes	89,098	4,506	—	93,604	93,832	4,694	—	98,526
Income tax expense	228	1,378	—	1,606	242	1,950	—	2,192
Net income	88,870	3,128	—	91,998	93,590	2,744	—	96,334
Depreciation	25,172	2,351	—	27,523	25,626	2,797	—	28,423
Capital project expenditures	14	—	—	14	60	—	—	60
Capital maintenance expenditures	3	1,159	—	1,162	—	1,245	—	1,245

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Total revenues	$427,636	$70,635	$—	$498,271	$411,824	$74,280	$—	$486,104
Income from operations	291,007	14,085	—	305,092	287,435	15,267	—	302,702
Interest, net	109,752	5,202	(5,203)	109,751	107,657	5,201	(5,203)	107,655
Income before income taxes	182,985	8,883	—	191,868	184,981	10,066	—	195,047
Income tax expense	399	2,699	—	3,098	612	4,110	—	4,722
Net income	182,586	6,184	—	188,770	184,369	5,956	—	190,325
Depreciation	50,787	4,690	—	55,477	51,050	5,630	—	56,680
Capital project expenditures	14	—	—	14	68	—	—	68
Capital maintenance expenditures	51	1,933	—	1,984	—	1,727	—	1,727

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cash paid for income taxes, net of refunds received	$2,650	$6,424	$2,672	$6,424
Cash paid for interest	93,861	93,874	102,410	102,613

Noncash Investing and Financing Activities

During the six months ended June 30, 2018 and 2017, the Company did not engage in any noncash investing and financing activities.

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

Summarized balance sheets as of June 30, 2018 and December 31, 2017, statements of income for the three and six months ended June 30, 2018 and 2017 and statements of cash flows for the six months ended June 30, 2018 and 2017 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At June 30, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,748,886	$1,863,209	$—	$3,612,095
Land rights, net	—	57,802	576,891	—	634,693
Property and equipment, used in operations, net	—	19,594	84,718	—	104,312
Investment in direct financing lease, net	—	—	2,608,400	—	2,608,400
Cash and cash equivalents	—	113,606	30,866	—	144,472
Prepaid expenses	—	2,536	1,316	565	4,417
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,497	—	13,497
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,378,768	5,050,698	2,877,150	(10,306,616)	—
Deferred tax assets	—	—	4,769	—	4,769
Other assets	—	50,729	26,078	—	76,807
Total assets	$2,378,768	$7,237,446	$8,171,992	$(10,499,646)	$7,288,560

Liabilities
Accounts payable	$—	$168	$293	$—	$461
Accrued expenses	—	1,580	5,591	—	7,171
Accrued interest	—	35,608	—	—	35,608
Accrued salaries and wages	—	15,376	2,040	—	17,416
Gaming, property, and other taxes	—	25,238	24,573	—	49,811
Income taxes	—	(181)	(384)	565	—
Long-term debt, net of unamortized debt issuance costs	—	4,506,744	—	—	4,506,744
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	248,674	16,582	—	265,256
Deferred tax liabilities	—	—	257	—	257
Other liabilities	—	25,471	1,597	—	27,068
Total liabilities	—	4,858,678	244,144	(193,030)	4,909,792

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 213,737,939 shares issued at June 30, 2018)	2,137	2,137	2,137	(4,274)	2,137
Additional paid-in capital	3,935,517	3,935,517	9,500,443	(13,435,960)	3,935,517
Retained accumulated (deficit) earnings	(1,558,886)	(1,558,886)	(1,574,732)	3,133,618	(1,558,886)
Total shareholders’ equity (deficit)	2,378,768	2,378,768	7,927,848	(10,306,616)	2,378,768
Total liabilities and shareholders’ equity (deficit)	$2,378,768	$7,237,446	$8,171,992	$(10,499,646)	$7,288,560

Three months ended June 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,767	$68,098	$—	$169,865
Income from direct financing lease	—	—	26,984	—	26,984
Real estate taxes paid by tenants	—	11,176	10,307	—	21,483
Total rental revenue and income from direct financing lease	—	112,943	105,389	—	218,332
Gaming, food, beverage and other	—	—	35,889	—	35,889
Total revenues	—	112,943	141,278	—	254,221
Operating expenses
Gaming, food, beverage and other	—	—	20,407	—	20,407
Real estate taxes	—	11,195	10,605	—	21,800
Land rights and ground lease expense	—	1,929	4,515	—	6,444
General and administrative	—	19,016	5,790	—	24,806
Depreciation	—	23,190	4,333	—	27,523
Total operating expenses	—	55,330	45,650	—	100,980
Income from operations	—	57,613	95,628	—	153,241

Other income (expenses)
Interest expense	—	(57,055)	—	—	(57,055)
Interest income	—	404	487	—	891
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	109,988	4,898	(114,886)	—
Total other income (expenses)	—	49,864	5,385	(114,886)	(59,637)

Income (loss) before income taxes	—	107,477	101,013	(114,886)	93,604
Income tax expense	—	228	1,378	—	1,606
Net income (loss)	$—	$107,249	$99,635	$(114,886)	$91,998

Six months ended June 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$203,587	$135,683	$—	$339,270
Income from direct financing lease	—	—	45,605	—	45,605
Real estate taxes paid by tenants	—	22,076	20,685	—	42,761
Total rental revenue and income from direct financing lease	—	225,663	201,973	—	427,636
Gaming, food, beverage and other	—	—	70,635	—	70,635
Total revenues	—	225,663	272,608	—	498,271
Operating expenses
Gaming, food, beverage and other	—	—	40,065	—	40,065
Real estate taxes	—	22,114	21,281	—	43,395
Land rights and ground lease expense	—	3,948	9,028	—	12,976
General and administrative	—	29,937	11,329	—	41,266
Depreciation	—	46,791	8,686	—	55,477
Total operating expenses	—	102,790	90,389	—	193,179
Income from operations	—	122,873	182,219	—	305,092

Other income (expenses)
Interest expense	—	(111,123)	—	—	(111,123)
Interest income	—	404	968	—	1,372
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	217,091	4,583	(221,674)	—
Total other income (expenses)	—	102,899	5,551	(221,674)	(113,224)

Income (loss) before income taxes	—	225,772	187,770	(221,674)	191,868
Income tax expense	—	399	2,699	—	3,098
Net income (loss)	$—	$225,373	$185,071	$(221,674)	$188,770

Six months ended June 30, 2018 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$225,373	$185,071	$(221,674)	$188,770
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	47,624	13,308	—	60,932
Amortization of debt issuance costs	—	6,296	—	—	6,296
(Gains) losses on dispositions of property	—	(9)	234	—	225
Deferred income taxes	—	—	(117)	—	(117)
Stock-based compensation	—	4,603	—	—	4,603
Straight-line rent adjustments	—	28,655	4,578	—	33,233
Losses on debt extinguishment	—	3,473	—	—	3,473
(Increase) decrease,
Prepaid expenses, loan receivable and other assets	—	(2,146)	(50)	1,073	(1,123)
Intercompany	—	183	(183)	—	—
Increase (decrease),
Accounts payable	—	(450)	196	—	(254)
Accrued expenses	—	(39)	196	—	157
Accrued interest	—	2,367	—	—	2,367
Accrued salaries and wages	—	7,544	(937)	—	6,607
Gaming, property and other taxes	—	(190)	71	—	(119)
Income taxes	—	125	948	(1,073)	—
Other liabilities	—	992	(420)	—	572
Net cash provided by (used in) operating activities	—	324,401	202,895	(221,674)	305,622
Investing activities
Capital project expenditures	—	(14)	—	—	(14)
Capital maintenance expenditures	—	(51)	(1,933)	—	(1,984)
Proceeds from sale of property and equipment	—	210	17	—	227
Collection of principal payments on investment in direct financing lease	—	—	29,239	—	29,239
Net cash provided by investing activities	—	145	27,323	—	27,468
Financing activities
Dividends paid	(269,537)	—	—	—	(269,537)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(2,905)	—	—	—	(2,905)
Proceeds from issuance of long-term debt	—	1,000,000	—	—	1,000,000
Financing costs	—	(19,745)	—	—	(19,745)
Repayments of long-term debt	—	(923,601)	—	—	(923,601)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	272,442	(272,444)	(221,672)	221,674	—
Net cash (used in) provided by financing activities	—	(217,674)	(221,672)	221,674	(217,672)
Net increase in cash and cash equivalents	—	106,872	8,546	—	115,418
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$113,606	$30,866	$—	$144,472

At December 31, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,794,840	$1,867,205	$—	$3,662,045
Land rights, net	—	58,635	581,513	—	640,148
Property and equipment, used in operations, net	—	20,568	87,725	—	108,293
Investment in direct financing lease, net	—	—	2,637,639	—	2,637,639
Cash and cash equivalents	—	6,734	22,320	—	29,054
Prepaid expenses	—	4,067	2,746	1,639	8,452
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,458,247	5,087,893	2,959,174	(10,505,314)	—
Deferred tax assets	—	—	4,478	—	4,478
Other assets	—	42,485	16,190	—	58,675
Total assets	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Liabilities
Accounts payable	$—	$619	$96	$—	$715
Accrued expenses	—	672	7,241	—	7,913
Accrued interest	—	33,241	—	—	33,241
Accrued salaries and wages	—	7,832	2,977	—	10,809
Gaming, property, and other taxes	—	21,135	14,264	—	35,399
Income taxes	—	(306)	(1,333)	1,639	—
Long-term debt, net of unamortized debt issuance costs	—	4,442,880	—	—	4,442,880
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	220,019	12,004	—	232,023
Deferred tax liabilities	—	—	244	—	244
Other liabilities	—	24,478	933	—	25,411
Total liabilities	—	4,750,570	230,021	(191,956)	4,788,635

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 shares issued at December 31, 2017)	2,127	2,127	2,127	(4,254)	2,127
Additional paid-in capital	3,933,829	3,933,831	9,498,755	(13,432,586)	3,933,829
Retained accumulated (deficit) earnings	(1,477,709)	(1,477,711)	(1,453,815)	2,931,526	(1,477,709)
Total shareholders’ equity (deficit)	2,458,247	2,458,247	8,047,067	(10,505,314)	2,458,247
Total liabilities and shareholders’ equity (deficit)	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Three months ended June 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$99,647	$68,116	$—	$167,763
Income from direct financing lease	—	—	18,516	—	18,516
Real estate taxes paid by tenants	—	10,927	9,913	—	20,840
Total rental revenue and income from direct financing lease	—	110,574	96,545	—	207,119
Gaming, food, beverage and other	—	—	36,272	—	36,272
Total revenues	—	110,574	132,817	—	243,391
Operating expenses
Gaming, food, beverage and other	—	—	20,669	—	20,669
Real estate taxes	—	10,946	9,966	—	20,912
Land rights and ground lease expense	—	1,514	4,521	—	6,035
General and administrative	—	9,134	5,522	—	14,656
Depreciation	—	23,450	4,973	—	28,423
Total operating expenses	—	45,044	45,651	—	90,695
Income from operations	—	65,530	87,166	—	152,696

Other income (expenses)
Interest expense	—	(54,657)	—	—	(54,657)
Interest income	—	—	487	—	487
Intercompany dividends and interest	—	107,546	4,398	(111,944)	—
Total other income (expenses)	—	52,889	4,885	(111,944)	(54,170)

Income (loss) before income taxes	—	118,419	92,051	(111,944)	98,526
Income tax expense	—	242	1,950	—	2,192
Net income (loss)	$—	$118,177	$90,101	$(111,944)	$96,334

Six months ended June 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$197,399	$135,525	$—	$332,924
Income from direct financing lease	—	—	36,340	—	36,340
Real estate taxes paid by tenants	—	22,083	20,477	—	42,560
Total rental revenue and income from direct financing lease	—	219,482	192,342	—	411,824
Gaming, food, beverage and other	—	—	74,280	—	74,280
Total revenues	—	219,482	266,622	—	486,104
Operating expenses
Gaming, food, beverage and other	—	—	41,745	—	41,745
Real estate taxes	—	22,129	20,926	—	43,055
Land rights and ground lease expense	—	2,146	9,064	—	11,210
General and administrative	—	19,397	11,315	—	30,712
Depreciation	—	46,698	9,982	—	56,680
Total operating expenses	—	90,370	93,032	—	183,402
Income from operations	—	129,112	173,590	—	302,702

Other income (expenses)
Interest expense	—	(108,606)	—	—	(108,606)
Interest income	—	—	951	—	951
Intercompany dividends and interest	—	223,319	5,521	(228,840)	—
Total other income (expenses)	—	114,713	6,472	(228,840)	(107,655)

Income (loss) before income taxes	—	243,825	180,062	(228,840)	195,047
Income tax expense	—	612	4,110	—	4,722
Net income (loss)	$—	$243,213	$175,952	$(228,840)	$190,325

Six months ended June 30, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$243,213	$175,952	$(228,840)	$190,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	46,975	14,605	—	61,580
Amortization of debt issuance costs	—	6,513	—	—	6,513
Losses on dispositions of property	—	—	94	—	94
Deferred income taxes	—	—	(1,280)	—	(1,280)
Stock-based compensation	—	8,256	—	—	8,256
Straight-line rent adjustments	—	28,160	4,578	—	32,738
(Increase) decrease,
Prepaid expenses and other assets	—	(1,402)	750	(11)	(663)
Intercompany	—	(494)	494	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(286)	(418)	—	(704)
Accrued expenses	—	516	321	—	837
Accrued interest	—	(571)	—	—	(571)
Accrued salaries and wages	—	(5,173)	(621)	—	(5,794)
Gaming, property and other taxes	—	(692)	119	—	(573)
Income taxes	—	(127)	116	11	—
Other liabilities	—	2,364	(882)	—	1,482
Net cash provided by (used in) operating activities	—	327,252	193,828	(228,840)	292,240
Investing activities
Capital project expenditures	—	(68)	—	—	(68)
Capital maintenance expenditures	—	—	(1,727)	—	(1,727)
Proceeds from sale of property and equipment	—	—	11	—	11
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	—	—	(82,866)
Collection of principal payments on investment in direct financing lease	—	—	35,845	—	35,845
Net cash (used in) provided by investing activities	—	(82,934)	47,329	—	(35,605)
Financing activities
Dividends paid	(261,071)	—	—	—	(261,071)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	8,065	—	—	—	8,065
Proceeds from issuance of common stock, net of issuance costs	139,380	—	—	—	139,380
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Repayments of long-term debt	—	(250,055)	—	—	(250,055)
Intercompany financing	113,626	(100,502)	(241,964)	228,840	—
Net cash (used in) provided by financing activities	—	(250,557)	(241,964)	228,840	(263,681)
Net decrease in cash and cash equivalents	—	(6,239)	(807)	—	(7,046)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$5,535	$23,975	$—	$29,510

16.       Subsequent Events

On July 17, 2018, the Company provided notice of the call of the remaining 2018 Notes which will be redeemed on August 16, 2018 for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date. At June 30, 2018, $156.5 million of aggregate principal amount of the 2018 Notes was outstanding.

On July 31, 2018, the Company declared its third quarter dividend of $0.63 per common share, payable on September 21, 2018 to shareholders of record on September 7, 2018.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at June 30, 2018.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on December 17, 2017, the Company entered into agreements to purchase two additional properties, Plainridge Park Casino and Belterra Park Gaming & Entertainment Center ("Belterra Park") from Penn and Pinnacle, respectively. We will acquire these properties in connection with the proposed acquisition of Pinnacle by Penn pursuant to a definitive agreement and plan of merger between them, also dated December 17, 2017 (the "Merger"). Subject to and concurrently with the completion of the Merger, we have agreed to, among other things, amend our master lease with Pinnacle to allow for the sale by Pinnacle of the operating assets at Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort to Boyd Gaming Corporation (“Boyd”) and to enter into a new master lease agreement with Boyd on terms similar to the Company’s existing Master Leases for these properties and the real property underlying Belterra Park. The Plainridge Park Casino will be added to the Pinnacle Master Lease. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2018.

Furthermore, on April 15, 2018, the Company entered into a definitive agreement to acquire the real estate assets of six casino properties from Tropicana Entertainment Inc. for $1.21 billion, exclusive of taxes and transaction fees of approximately $40.0 million. The assets to be acquired are Tropicana Atlantic City, Tropicana Evansville, Lumiere Place, Tropicana Laughlin, Trop Casino Greenville and The Belle of Baton Rouge. Concurrent with the closing of this transaction, Eldorado Resorts, Inc. ("Eldorado") will acquire the operating assets of these properties and lease the real estate from the Company through a new master lease with a 15-year initial term and four 5-year renewal periods. Initial annual rent is expected to be $110 million. Terms of the new lease with Eldorado are similar to the Company's existing Master Leases. The transaction is subject to regulatory approval and is expected to close by the end of 2018.  The Company expects to fund the transaction with a combination of debt and equity, however, based on market conditions the entire transaction could be funded with debt.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of June 30, 2018, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $254.2 million and $153.2 million, respectively, for the three months ended June 30, 2018, compared to $243.4 million and $152.7 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $498.3 million and $305.1 million, respectively, for the six months ended June 30, 2018, compared to $486.1 million and $302.7 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, were:

•
Rental revenue and income from the direct financing lease were $218.3 million and $427.6 million, respectively, for the three and six months ended June 30, 2018 and $207.1 million and $411.8 million, respectively, for the three and six months ended June 30, 2017. Rental revenue and income from the direct financing lease increased by $11.2 million and $15.8 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, primarily due to the addition of the Tunica Properties to the Penn Master Lease in May 2017, improved results at our two Ohio properties with monthly variable rent, as well as, the rent escalators under both Master Leases and the recognition of additional income under the direct financing lease.

•
Revenues for our TRS Properties decreased by $0.4 million and $3.6 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, primarily due to decreased gaming revenues at Hollywood Casino Baton Rouge, partially offset by an increase in gaming revenues at Hollywood Casino Perryville.

•
Total operating expenses increased by $10.3 million and $9.8 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, primarily due to accrued retirement costs related to the previously announced retirement of our former Chief Financial Officer.

•
Other income and expenses increased by $5.5 million and $5.6 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, primarily due to losses on the extinguishment of debt and increases to interest expense, both related to financing transactions in the second quarter of 2018.

•
Income tax expense decreased by $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2018, primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

•
Net income decreased by $4.3 million and $1.6 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•On May 1, 2017 the Company purchased the real property assets of Bally's Casino Tunica (subsequently re-branded as the 1st Jackpot Casino) and Resorts Casino Tunica (the "Tunica Properties") for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease. The initial annual cash rent of $9.0 million for the Tunica Properties is subject to rent escalators and adjustments consistent with the other properties under the Penn Master Lease.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the six months ended June 30, 2018.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that a wholly-owned subsidiary of Penn and a wholly-owned subsidiary of Pinnacle lease substantially all of our properties, pursuant to their respective Master Leases, and account for a significant portion of our revenue and the fact that Penn has entered into an agreement to acquire Pinnacle, which will further increase our tenant concentration.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

•
The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

The consolidated results of operations for the three and six months ended June 30, 2018 and 2017 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Rental income	$169,865	$167,763	$339,270	$332,924
Income from direct financing lease	26,984	18,516	45,605	36,340
Real estate taxes paid by tenants	21,483	20,840	42,761	42,560
Total rental revenue and income from direct financing lease	218,332	207,119	427,636	411,824
Gaming, food, beverage and other	35,889	36,272	70,635	74,280
Total revenues	254,221	243,391	498,271	486,104
Operating expenses
Gaming, food, beverage and other	20,407	20,669	40,065	41,745
Real estate taxes	21,800	20,912	43,395	43,055
Land rights and ground lease expense	6,444	6,035	12,976	11,210
General and administrative	24,806	14,656	41,266	30,712
Depreciation	27,523	28,423	55,477	56,680
Total operating expenses	100,980	90,695	193,179	183,402
Income from operations	$153,241	$152,696	$305,092	$302,702

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2018 and 2017 is summarized below:

	Three Months Ended June 30,
	2018	2017	2018	2017
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$218,332	$207,119	$146,133	$145,401
TRS Properties	35,889	36,272	7,108	7,295
Total	$254,221	$243,391	$153,241	$152,696

	Six Months Ended June 30,
	2018	2017	2018	2017
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$427,636	$411,824	$291,007	$287,435
TRS Properties	70,635	74,280	14,085	15,267
Total	$498,271	$486,104	$305,092	$302,702

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation, amortization of land rights, straight-line rent adjustments, direct financing lease adjustments, losses on debt extinguishment and retirement costs, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments, the amortization of land rights, losses on debt extinguishment and retirement costs.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$91,998	$96,334	$188,770	$190,325
Losses (gains) from dispositions of property	225	(11)	225	94
Real estate depreciation	24,651	25,108	49,749	50,011
Funds from operations	$116,874	$121,431	$238,744	$240,430
Straight-line rent adjustments	16,616	16,493	33,233	32,738
Direct financing lease adjustments	11,030	18,232	29,239	35,845
Other depreciation	2,872	3,315	5,728	6,669
Amortization of land rights	2,728	2,589	5,455	4,900
Amortization of debt issuance costs	3,039	3,256	6,296	6,513
Stock based compensation	616	3,773	4,603	8,256
Losses on debt extinguishment	3,473	—	3,473	—
Retirement costs	13,149	—	13,149	—
Capital maintenance expenditures	(1,162)	(1,245)	(1,984)	(1,727)
Adjusted funds from operations	$169,235	$167,844	$337,936	$333,624
Interest, net	56,164	54,170	109,751	107,655
Income tax expense	1,606	2,192	3,098	4,722
Capital maintenance expenditures	1,162	1,245	1,984	1,727
Amortization of debt issuance costs	(3,039)	(3,256)	(6,296)	(6,513)
Adjusted EBITDA	$225,128	$222,195	$446,473	$441,215

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 is as follows:

	GLP Capital		TRS Properties
Three Months Ended June 30,	2018	2017	2018	2017
	(in thousands)
Net income	$88,870	$93,590	$3,128	$2,744
(Gains) losses from dispositions of property	(9)	—	234	(11)
Real estate depreciation	24,651	25,108	—	—
Funds from operations	$113,512	$118,698	$3,362	$2,733
Straight-line rent adjustments	16,616	16,493	—	—
Direct financing lease adjustments	11,030	18,232	—	—
Other depreciation	521	518	2,351	2,797
Amortization of land rights	2,728	2,589	—	—
Debt issuance costs amortization	3,039	3,256	—	—
Stock based compensation	616	3,773	—	—
Losses on debt extinguishment	3,473	—	—	—
Retirement costs	13,149	—	—	—
Capital maintenance expenditures	(3)	—	(1,159)	(1,245)
Adjusted funds from operations	$164,681	$163,559	$4,554	$4,285
Interest, net (1)	53,562	51,569	2,602	2,601
Income tax expense	228	242	1,378	1,950
Capital maintenance expenditures	3	—	1,159	1,245
Debt issuance costs amortization	(3,039)	(3,256)	—	—
Adjusted EBITDA	$215,435	$212,114	$9,693	$10,081

	GLP Capital		TRS Properties
Six Months Ended June 30,	2018	2017	2018	2017
	(in thousands)

Net income	$182,586	$184,369	$6,184	$5,956
(Gains) losses from dispositions of property	(9)	—	234	94
Real estate depreciation	49,749	50,011	—	—
Funds from operations	$232,326	$234,380	$6,418	$6,050
Straight-line rent adjustments	33,233	32,738	—	—
Direct financing lease adjustments	29,239	35,845	—	—
Other depreciation	1,038	1,039	4,690	5,630
Amortization of land rights	5,455	4,900	—	—
Debt issuance costs amortization	6,296	6,513	—	—
Stock based compensation	4,603	8,256	—	—
Losses on debt extinguishment	3,473	—	—	—
Retirement costs	13,149	—	—	—
Capital maintenance expenditures	(51)	—	(1,933)	(1,727)
Adjusted funds from operations	$328,761	$323,671	$9,175	$9,953
Interest, net (1)	104,549	102,454	5,202	5,201
Income tax expense	399	612	2,699	4,110
Capital maintenance expenditures	51	—	1,933	1,727
Debt issuance costs amortization	(6,296)	(6,513)	—	—
Adjusted EBITDA	$427,464	$420,224	$19,009	$20,991

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $5.2 million, respectively, for both the three and six months ended June 30, 2018 and 2017.

Net income for our GLP Capital segment was $88.9 million for the three months ended June 30, 2018 and $93.6 million for the three months ended June 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $113.5 million, $164.7 million and $215.4 million, respectively, for the three months ended June 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $118.7 million, $163.6 million and $212.1 million, respectively, for the three months ended June 30, 2017. The decrease in net income for our GLP Capital segment for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily driven by a $11.2 million increase in total revenues, offset by a $10.5 million increase in operating expenses and a $2.0 million increase in interest expense, net, as well as debt extinguishment charges of $3.5 million during the quarter. The increase in total revenues in our GLP Capital segment was primarily due to the addition of the Tunica Properties to the Penn Master Lease during May 2017, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases. Additionally, during the second quarter of 2018, the first percentage rent reset under the Pinnacle Master Lease occurred, resulting in the recognition of additional income from the direct financing lease, as only the first two years of percentage rent were considered in the determination of the investment in the direct financing lease receivable. Although the percentage rent reset, which is based on the preceding two years' of average annual revenues of the properties under the Pinnacle Master Lease decreased slightly, the accounting treatment of our direct financing lease required the first two years of percentage rent which were fixed and known at lease commencement to be considered in the determination of our initial investment in the direct financing lease receivable and all future percentage rent resets to be ignored. This resulted in a greater amount of cash from the Pinnacle Master Lease being applied as a reduction to the receivable in the first two years of the Pinnacle Master Lease, whereas after the first percentage rent reset, the percentage rent is treated as income and recognized through our consolidated statement of earnings. Operating expenses in our GLP Capital segment increased primarily due to accrued retirement costs related to the retirement of the Company's former Chief Financial Officer. The debt extinguishment charges and increase in interest expense, net were both related to financing transactions that occurred during the three months ended June 30, 2018. The changes described above also led to lower FFO for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

The increases in AFFO and Adjusted EBITDA for our GLP Capital segment were primarily driven by the changes described above, including the add back of losses on debt extinguishment and retirement costs for AFFO purposes, partially offset by lower stock based compensation and decreases in adjustments for our direct financing lease as described above, all of which are added back for purposes of calculating AFFO. The lower stock based compensation expense during the three months ended June 30, 2018, as compared to the prior year period was related to a reversal of previously recognized expense associated with the retirement of our former Chief Financial Officer. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders.

Net income for our GLP Capital segment was $182.6 million for the six months ended June 30, 2018 and $184.4 million for the six months ended June 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $232.3 million, $328.8 million and $427.5 million, respectively, for the six months ended June 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $234.4 million, $323.7 million and $420.2 million, respectively, for the six months ended June 30, 2017. The decrease in net income for our GLP Capital segment for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily driven by a $15.8 million increase in total revenues, offset by a $12.2 million increase in operating expenses, a $2.1 million increase in interest expense, net, as well as debt extinguishment charges of $3.5 million during the six months ended June 30, 2018. The changes in net income, FFO, AFFO and Adjusted EBITDA for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 were driven by the explanations above for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Revenues

Revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Total rental revenue and income from direct financing lease	$218,332	$207,119	$11,213	5.4%
Gaming, food, beverage and other	35,889	36,272	(383)	(1.1)%
Total revenues	$254,221	$243,391	$10,830	4.4%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Total rental revenue and income from direct financing lease	$427,636	$411,824	$15,812	3.8%
Gaming, food, beverage and other	70,635	74,280	(3,645)	(4.9)%
Total revenues	$498,271	$486,104	$12,167	2.5%

Total rental revenue and income from direct financing lease

For the three months ended June 30, 2018 and 2017, rental revenue and income from the direct financing lease were $218.3 million and $207.1 million, respectively, for our GLP Capital segment, which included $21.5 million and $20.8 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. For the six months ended June 30, 2018 and 2017, rental revenue and income from the direct financing lease were $427.6 million and $411.8 million, respectively, for our GLP Capital segment, which included $42.8 million and $42.6 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease is bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

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

Rental revenue and income from the direct financing lease increased $11.2 million, or 5.4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases and the recognition of additional income under the direct financing lease. Specifically, the Penn properties contributed $2.1 million to the increase in total revenues for three months ended June 30, 2018, as compared to the three months ended June 30, 2017, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Pinnacle contributed $8.5 million of rental revenue and income from the direct financing lease to the increase in total revenues for the three months ended June 30, 2018, as compared to the prior year period, primarily resulting from the activation of the full rent escalators in both May 2017 and 2018 and increased revenue recognition under the direct financing lease for cash that was previously recognized as a reduction to the lease receivable as described above. The recognition of additional income under the Pinnacle Master Lease as a result of the percentage rent reset, despite a slight decline in percentage rent, results from the accounting treatment of the percentage rent and its impact on the recognition of cash received under the Pinnacle Master Lease as income or against the direct financing lease receivable.

Rental revenue and income from the direct financing lease increased $15.8 million, or 3.8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases and the first percentage rent reset under the Pinnacle Master Lease. Specifically, the Penn properties contributed $6.2 million to the increase in total revenues for six months ended June 30, 2018, as compared to the six months ended June 30, 2017, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Pinnacle contributed $9.3 million of rental revenue and income from the direct financing lease to the increase in total revenues for the six months ended June 30, 2018, as compared to the prior year period, primarily resulting from the explanations above for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $0.4 million, or 1.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a $1.8 million decrease in revenues at Hollywood Casino Baton Rouge resulting from general market conditions leading to lower patronage and decreased spend per customer resulting from the smoking ban that took effect June 1, 2018, partially offset by a $1.4 million increase in revenues at Hollywood Casino Perryville primarily resulting from increased customer wagers. Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $3.6 million, or 4.9%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a $4.5 million decrease in revenues at Hollywood Casino Baton Rouge resulting from general market conditions leading to lower patronage, as well as an increase in competitor promotions, partially offset by a $0.9 million increase in revenues at Hollywood Casino Perryville primarily resulting from increased customer wagers.

Operating expenses

Operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$20,407	$20,669	$(262)	(1.3)%
Real estate taxes	21,800	20,912	888	4.2%
Land rights and ground lease expense	6,444	6,035	409	6.8%
General and administrative	24,806	14,656	10,150	69.3%
Depreciation	27,523	28,423	(900)	(3.2)%
Total operating expenses	$100,980	$90,695	$10,285	11.3%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$40,065	$41,745	$(1,680)	(4.0)%
Real estate taxes	43,395	43,055	340	0.8%
Land rights and ground lease expense	12,976	11,210	1,766	15.8%
General and administrative	41,266	30,712	10,554	34.4%
Depreciation	55,477	56,680	(1,203)	(2.1)%
Total operating expenses	$193,179	$183,402	$9,777	5.3%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.4 million, or 6.8%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 due to the acquisition of the Tunica Properties in May 2017. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the condensed consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord. Land rights and ground lease expense increased by $1.8 million, or 15.8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 for the reasons described above.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $10.2 million or 69.3%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to accrued retirement costs related to the retirement of our former Chief Financial Officer. General and administrative expenses increased by $10.6 million or 34.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the explanation above.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Interest expense	$(57,055)	$(54,657)	$(2,398)	(4.4)%
Interest income	891	487	404	83.0%
Losses on debt extinguishment	(3,473)	—	(3,473)	N/A
Total other expenses	$(59,637)	$(54,170)	$(5,467)	(10.1)%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Interest expense	$(111,123)	$(108,606)	$(2,517)	(2.3)%
Interest income	1,372	951	421	44.3%
Losses on debt extinguishment	(3,473)	—	(3,473)	N/A
Total other expenses	$(113,224)	$(107,655)	$(5,569)	(5.2)%

Interest expense

Interest expense increased by $2.4 million or 4.4% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the issuance of $500 million of 5.250% senior unsecured notes due 2025 and $500 million of 5.750% senior unsecured notes due 2028 during May 2018, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender of $393.5 million in aggregate principal of our 4.375% senior unsecured notes due 2018 also during May 2018 (as described below). Interest expense increased by $2.5 million or 2.3% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the explanation above.

Losses on debt extinguishment

On May 21, 2018, the Company entered into the second amendment to the senior unsecured credit facility (the "Credit Facility"), which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility and extended the maturity date of the revolving credit facility to May 21, 2023. The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

Also on May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value.

Taxes

During the three months ended June 30, 2018 and 2017, income tax expense was approximately $1.6 million and $2.2 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.7% for the three months ended June 30, 2018, as compared to 2.2% for the three months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, income tax expense was approximately $3.1 million and $4.7 million, respectively. Our effective tax rate was 1.6% for the six months ended June 30, 2018, as compared to 2.4% for the six months ended June 30, 2017. Our income tax expense is primarily driven from the operations of the TRS Properties, which are taxed at the corporate rate. The decrease in our effective tax rate for both the three and six months ended June 30, 2018 is primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower pre-tax income at our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $305.6 million and $292.2 million, respectively, during the six months ended June 30, 2018 and 2017. The increase in net cash provided by operating activities of $13.4 million for the six months ended June 30, 2018 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $11.2 million (excluding the cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid for taxes of $3.8 million, slightly offset by increases in cash paid for operating expenses and to employees. The increase in cash receipts collected from our customers and tenants for the six months ended June 30, 2018 as compared to the corresponding period in the prior year was primarily due to the additional rent received under the Penn Master Lease related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both Master Leases. Additionally, during the second quarter of 2018, the first percentage rent reset under the Pinnacle Master Lease occurred, resulting in the recognition of additional income from the direct financing lease, as only the first two years of percentage rent were considered in the determination of the investment in the direct financing lease receivable. The decrease in cash paid for taxes was primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

Investing activities provided cash of $27.5 million and used cash of $35.6 million, respectively, during the six months ended June 30, 2018 and 2017.  Net cash provided by investing activities during the six months ended June 30, 2018 consisted of rental payments received from tenants and applied against the lease receivable on our balance sheet of $29.2 million, partially offset by capital expenditures of $2.0 million. Net cash used by investing activities during the six months ended June 30, 2017 consisted of cash payments of $82.9 million related to the acquisition of the Tunica Properties and capital expenditures of $1.8 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $35.8 million.

Financing activities used cash of $217.7 million and $263.7 million during the six months ended June 30, 2018 and 2017, respectively. Net cash used by financing activities during the six months ended June 30, 2018 included dividend payments of $269.5 million, repayments of long-term debt of $923.6 million, financing costs of $19.7 million, $1.9 million of premium and related costs paid on the tender of senior unsecured notes and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $2.9 million, partially offset by proceeds from the issuance of long-term debt of $1,000.0 million. During the six months ended June 30, 2018, the Company issued $1,000.0 million in new senior unsecured notes, completed a tender of $393.5 million aggregate principal of the 2018 Notes, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility. Net cash used by financing activities during the six months ended June 30, 2017 included dividend payments of $261.1 million and repayments of long-term debt of $250.1 million, partially offset by proceeds from the issuance of common stock under the ATM Program, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $8.1 million and proceeds from the issuance of long-term debt of $100.0 million.

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

During the six months ended June 30, 2018 and 2017, the TRS Properties spent approximately $2.0 million and $1.7 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's Credit Facility, consists of a $1,100 million revolving credit facility and a $525 million Term Loan A-1 facility. On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

At June 30, 2018, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $525 million Term Loan A-1 facility. No borrowings were outstanding under the revolving credit facility at June 30, 2018. Additionally, at June 30, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,099.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2018.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On May 21, 2018, the Company completed the Tender Offer to purchase any and all of the outstanding $550 million aggregate principal of its 2018 Notes. The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On July 17, 2018, the Company provided notice of the call of the remaining $156.5 million in aggregate principal amount of these notes, which will be redeemed on August 16, 2018.

Also on May 21, 2018, the Company issued $500 million of 5.250% Senior Unsecured Notes maturing on June 1, 2025 (the "2025 Notes") and $500 million of 5.750% Senior Unsecured Notes maturing on June 1, 2028 (the "2028 Notes"). Interest on the 2025 Notes and 2028 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of the 2025 Notes and 2028 Notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility and (ii) to finance the tender offer of the 2018 Notes and to pay fees and expenses to amend our Credit Facility, as described above.

 Each of the 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"), 4.375% Senior Unsecured Notes due 2021 (the "2021 Notes"), 5.375% Senior Unsecured Notes due 2023 (the "2023 Notes"), and 5.375% Senior Unsecured Notes due 2026 (the "2026 Notes") and collectively with the 2018 Notes, 2020 Notes, 2021 Notes, 2023 Notes, 2025 Notes and 2028 Notes, the "Notes") contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt;

merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $4,557.6 million at June 30, 2018. Furthermore, $4,031.5 million of our obligations at June 30, 2018, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from less than one year to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness.

The table below provides information at June 30, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2018.

	7/01/18- 12/31/18	1/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	Thereafter	Total	Fair Value at 6/30/2018
	(in thousands)
Long-term debt:
Fixed rate	$156,457	$—	$1,000,000	$400,000	$—	$2,475,000	$4,031,457	$4,050,052
Average interest rate	4.38%		4.88%	4.38%		5.43%

Variable rate	$—	$—	$—	$525,000	$—	$—	$525,000	$515,183
Average interest rate (1)				4.36%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K (the "Annual Report"). There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Related to the Acquisition of Certain Real Property Assets from Tropicana Entertainment, Inc.

The consummation of the Company's acquisition of certain real property assets of Tropicana Entertainment, Inc. ("Tropicana"), the proposed acquisition of the operating business of Tropicana by Eldorado Resorts, Inc. ("Eldorado") and the Company's entry into a master lease agreement with Eldorado (together, the "Tropicana Transactions") is subject to a number of closing conditions, some of which are out of our control.
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
In the event that the Tropicana Transactions are not consummated, we will have spent considerable time and resources and incurred substantial costs, such as legal and accounting fees, which must be paid even if the Tropicana Transactions are not completed. In addition, if the Agreement and Plan of Merger, dated April 15, 2018, by and among GLP Capital, L.P., Eldorado, Delta Merger Sub, Inc., a wholly owned subsidiary of Eldorado, and Tropicana (the "Merger Agreement") is terminated as a result of the failure to receive regulatory approvals or due to a material breach by GLP Capital, L.P. or Eldorado, then the Company and Eldorado will be jointly and severally required to pay Tropicana an aggregate termination fee of $92.5 million (and parties will also be entitled to seek all remedies available at law or in equity against the other, including specific performance).
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
We may not be able to obtain financing on acceptable terms to complete the Tropicana Transactions, in which case we could also be liable for substantial damages.

The cash purchase price payable by us in connection with the Tropicana Transactions is expected to be $1.21 billion (plus approximately $40 million in taxes and fees), in addition to the approximately $315 million cash purchase price payable by us for the properties we will acquire in connection with the proposed merger transaction between Penn and Pinnacle.  We expect to fund these transactions with borrowings under the Credit Facility and, subject to market conditions, further sales of debt or equity securities, or combinations thereof.  Our ability to successfully satisfy our payment obligations in connection with the Tropicana Transactions will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets and we cannot provide any assurance that we will be able to consummate any necessary financing transactions on acceptable terms.

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
We could be subject to tax on any unrealized net built-in gains in the assets we expect to acquire from Tropicana, which could have a material and adverse effect on our business and financial condition.
The assets we expect to acquire from Tropicana are expected to have significant built-in-gains. Because Tropicana is, and prior to the Acquisition will be, a C corporation, if we dispose of any such appreciated assets during the five-year period following the Acquisition, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Acquisition. We would be subject to this tax liability even if we continue to qualify and maintains our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant and could have a material and adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2018.

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

3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on June 15, 2018).

3.2	Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed on June 15, 2018).

4.1
Fourth Supplemental Indenture, dated May 21, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 4.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.2
Fifth Supplemental Indenture, dated May 21, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.250% Senior Notes due 2025. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.3
Sixth Supplemental Indenture, dated May 21, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.750% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.4	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.5	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

10.1
Amendment No. 2, dated as of May 21, 2018, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 22, 2018).

10.2 #
Letter Agreement, dated as of April 24, 2018, by and between William J. Clifford and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 30, 2018).

10.3*	Fifth Amendment to the Master Lease Agreement, dated as of June 19, 2018, by and among GLP Capital L.P. and Penn Tenant LLC.

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

#    Compensation plans and arrangements for executives and others.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

August 1, 2018	By:	/s/ Steven T. Snyder
Steven T. Snyder
Interim Chief Financial Officer
(Principal Financial Officer)