Form 10-Q
period 2018-09-30
Gaming & Leisure Properties, Inc.
filed 2018-11-01
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Title	October 30, 2018
Common Stock, par value $.01 per share	214,090,856

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and to secure additional avenues of growth beyond the gaming industry. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the availability of and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•	the degree and nature of our competition;

•	our increased reliance on Penn National Gaming, Inc. ("Penn") as our largest tenant following Penn's acquisition of the majority of Pinnacle Entertainment, Inc.'s operations on October 15, 2018;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate investments, net	$3,584,639	$3,662,045
Land rights, net	631,966	640,148
Property and equipment, used in operations, net	102,429	108,293
Investment in direct financing lease, net	2,600,398	2,637,639
Cash and cash equivalents	1,162,774	29,054
Prepaid expenses	10,061	8,452
Goodwill	75,521	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,991	13,000
Deferred tax assets	4,973	4,478
Other assets	99,569	58,675
Total assets	$8,295,898	$7,246,882

Liabilities
Accounts payable	$1,851	$715
Accrued expenses	8,909	7,913
Accrued interest	92,093	33,241
Accrued salaries and wages	14,835	10,809
Gaming, property, and other taxes	61,839	35,399
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,449,147	4,442,880
Deferred rental revenue	281,174	232,023
Deferred tax liabilities	279	244
Other liabilities	27,375	25,411
Total liabilities	5,937,502	4,788,635

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,037,994 and 212,717,549 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	2,140	2,127
Additional paid-in capital	3,945,392	3,933,829
Retained accumulated deficit	(1,589,136)	(1,477,709)
Total shareholders’ equity	2,358,396	2,458,247
Total liabilities and shareholders’ equity	$8,295,898	$7,246,882

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Rental income	$170,276	$169,030	$509,546	$501,954
Income from direct financing lease	30,843	19,037	76,448	55,377
Real estate taxes paid by tenants	21,270	21,422	64,031	63,982
Total rental revenue and income from direct financing lease	222,389	209,489	650,025	621,313
Gaming, food, beverage and other	31,750	35,017	102,385	109,297
Total revenues	254,139	244,506	752,410	730,610

Operating expenses
Gaming, food, beverage and other	18,962	19,890	59,027	61,635
Real estate taxes	21,586	21,751	64,981	64,806
Land rights and ground lease expense	6,484	6,417	19,460	17,627
General and administrative	15,006	15,117	56,272	45,829
Depreciation	27,267	28,632	82,744	85,312
Total operating expenses	89,305	91,807	282,484	275,209
Income from operations	164,834	152,699	469,926	455,401

Other income (expenses)
Interest expense	(60,341)	(54,493)	(171,464)	(163,099)
Interest income	1,418	492	2,790	1,443
Losses on debt extinguishment	—	—	(3,473)	—
Total other expenses	(58,923)	(54,001)	(172,147)	(161,656)

Income before income taxes	105,911	98,698	297,779	293,745
Income tax expense	1,096	1,684	4,194	6,406
Net income	$104,815	$97,014	$293,585	$287,339

Earnings per common share:
Basic earnings per common share	$0.49	$0.46	$1.37	$1.37
Diluted earnings per common share	$0.49	$0.45	$1.37	$1.35

Dividends paid per common share	$0.63	$0.63	$1.89	$1.87

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	833,900	8	15,966	—	15,974
Restricted stock activity	486,545	5	(4,403)	—	(4,398)
Dividends paid	—	—	—	(404,602)	(404,602)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	293,585	293,585
Balance, September 30, 2018	214,037,994	$2,140	$3,945,392	$(1,589,136)	$2,358,396

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2018	2017

Operating activities
Net income	$293,585	$287,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,926	92,939
Amortization of debt issuance costs, bond premiums and original issuance discounts	9,278	9,770
Paid-in-kind interest income	(991)	—
Losses on dispositions of property	354	515
Deferred income taxes	(299)	(1,946)
Stock-based compensation	7,878	11,951
Straight-line rent adjustments	49,150	49,355
Losses on debt extinguishment	3,473	—
(Increase), decrease
Prepaid expenses and other assets	(774)	(1,504)
Increase, (decrease)
Accounts payable	1,136	(701)
Accrued expenses	484	37
Accrued interest	58,852	42,138
Accrued salaries and wages	4,026	(3,735)
Gaming, property and other taxes	258	(231)
Other liabilities	882	3,177
Net cash provided by operating activities	518,218	489,104
Investing activities
Capital project expenditures	(20)	(78)
Capital maintenance expenditures	(2,954)	(2,187)
Proceeds from sale of property and equipment	3,146	914
Principal payments on loan receivable	—	13,200
Acquisition of real estate assets	(15,552)	(83,252)
Collections of principal payments on investment in direct financing lease	37,241	54,459
Net cash provided by (used in) investing activities	21,861	(16,944)
Financing activities
Dividends paid	(404,602)	(395,210)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	3,698	15,797
Proceeds from issuance of common stock, net of issuance costs	—	139,414
Proceeds from issuance of long-term debt	2,107,405	100,000
Financing costs	(30,889)	—
Repayments of long-term debt	(1,080,087)	(325,083)
Premium and related costs paid on tender of senior unsecured notes	(1,884)	—
Net cash provided by (used in) financing activities	593,641	(465,082)
Net increase in cash and cash equivalents	1,133,720	7,078
Cash and cash equivalents at beginning of period	29,054	36,556
Cash and cash equivalents at end of period	$1,162,774	$43,634

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2018.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. (“Tropicana”) and certain of its affiliates pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of  GLPI (“GLP Capital”), which was subsequently amended on October 1, 2018 (as amended, the “Amended Real Estate Purchase Agreement”). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the “GLP Assets”) from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the “Eldorado Master Lease”). Initial annual rent under the Eldorado Master Lease is $87.6 million. Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place, which loan will generate initial annual interest income of $22.4 million (together with the Tropicana Acquisition the "Tropicana Transactions").

Furthermore, on October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of Pinnacle, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn Pinnacle Merger"). Concurrent with the Penn Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the

Company’s existing master leases. The Company purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Pinnacle Master Lease. The Company also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center, whereby the Company loaned Boyd $57.7 million, acts as mortgagee and will collect interest income from Boyd. The Company's initial annual real estate income will increase by $45.3 million as a result of these transactions.

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

In order to conform to the current presentation of the statement of income, the Company separated the general and administrative expense line item into the line items general and administrative expenses and land rights and ground lease expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2017. This new line item includes the amortization of land rights and rent expense related to the Company's long-term ground leases. These reclassifications were made only for presentation purposes and had no impact on the Company's financial results for the three and nine months ended September 30, 2017.

Furthermore, in conjunction with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), on January 1, 2018, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are presented on a net basis within the gaming, food, beverage and other revenue line item on the condensed consolidated statements of income. Prior to the adoption of ASU 2014-09, promotional allowances were required to be presented as a separate line item on the condensed consolidated statements of income. The Company has accordingly reclassified promotional allowances in the prior periods to conform with the new presentation. This change also had no impact on the Company's financial results for the three and nine months ended September 30, 2017.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and does not expect ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards' terms and conditions subsequent to the grant date are unusual and infrequent in nature.

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). This ASU clarifies that entities should follow the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software to account for implementation costs of cloud computing arrangements that are service contracts. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and was originally required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements would not be required). The Company intends to apply the new transition option under ASU 2018-11 to its adoption of the new leasing standard.

The Company is evaluating the impact of adopting this new accounting standard on its financial statements but does not expect the adoption of the new guidance to have a significant impact on the accounting treatment of its triple-net tenant leases, which are the primary source of revenue to the Company. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its consolidated balance sheets for these leases. Although the Company has made significant strides in the implementation of ASU 2016-02, due to the recent transactions described in Note 1 to the condensed consolidated financial statements, which resulted in the Company's entry into a number of new ground leases and the uncertainty surrounding borrowing rates at January 1, 2019, the Company is still evaluating the final dollar impact of adopting the new leasing standard.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	1,162,774	1,162,774	29,054	29,054
Deferred compensation plan assets	25,603	25,603	22,617	22,617
Loan receivable	13,991	13,991	13,000	13,000
Financial liabilities:
Long-term debt
Senior unsecured credit facility	525,000	519,750	1,055,000	1,045,600
Senior unsecured notes	4,975,000	5,107,623	3,425,000	3,574,688

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

Gaming and Admission Taxes

For the TRS Properties, the Company is subject to gaming and admission taxes based on gross gaming revenues in the jurisdictions in which it operates, as well as state gaming device fees, based upon a standard per game assessment. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. Admission taxes are only assessed in Louisiana, while state gaming device fees are only assessed in Maryland. The Company records gaming and admission taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming and admission tax rates change during the year, such changes are applied prospectively in the determination of gaming and admission tax expense in future interim periods.  For the three and nine months ended September 30, 2018, these expenses, which are recorded within gaming, food, beverage and other expense in the condensed consolidated statements of income, totaled $13.8 million and $43.1 million, respectively, as compared to $14.4 million and $44.1 million for the three and nine months ended September 30, 2017.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	213,876	212,500	213,589	210,059
Assumed conversion of dilutive employee stock-based awards	136	595	262	684
Assumed conversion of restricted stock awards	96	154	66	146
Assumed conversion of performance-based restricted stock awards	764	1,304	801	1,209
Diluted weighted-average common shares outstanding	214,872	214,553	214,718	212,098

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$104,815	$97,014	$293,585	$287,339
Less: Net income allocated to participating securities	(147)	(157)	(411)	(470)
Net income attributable to common shareholders	$104,668	$96,857	$293,174	$286,869
Weighted-average common shares outstanding	213,876	212,500	213,589	210,059
Basic EPS	$0.49	$0.46	$1.37	$1.37

Calculation of diluted EPS:
Net income	$104,815	$97,014	$293,585	$287,339
Diluted weighted-average common shares outstanding	214,872	214,553	214,718	212,098
Diluted EPS	$0.49	$0.45	$1.37	$1.35

There were 95,890 and 113,368 outstanding equity based awards during the three and nine months ended September 30, 2018, respectively, that were not included in the computation of diluted EPS because they were antidilutive. There were no outstanding equity based awards during the three months ended September 30, 2017 and 4,616 outstanding equity based awards during the nine months ended September 30, 2017 that were not included in the computation of diluted EPS because they were antidilutive.

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

As of September 30, 2018, there was $6.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.86 years. For the three and nine months ended September 30, 2018, the Company recognized $1.1 million and $3.5 million, respectively, of compensation expense associated with these awards, compared to $1.2 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2018:

Number of Award Shares
Outstanding at December 31, 2017	344,744
Granted	283,183
Released	(273,152)
Canceled (1)	(54,999)
Outstanding at September 30, 2018	299,776

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of September 30, 2018, there was $11.0 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.83 years.  For the three and nine months ended September 30, 2018, the Company recognized $2.1 million and $4.3 million, respectively, of compensation expense associated with these awards, compared to the recognition of $2.4 million and $7.2 million for the three and nine months ended September 30, 2017, respectively.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2018:

Number of Performance-Based Award Shares
Outstanding at December 31, 2017	1,664,000
Granted	556,000
Released	(548,000)
Canceled (1)	(330,000)
Outstanding at September 30, 2018	1,342,000

(1) The canceled shares and the resulting reversal of expense are the result of the retirement of the Company's former Chief Financial Officer.

5.              Real Estate Investments

Real estate investments, net, represents investments in 36 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Land and improvements	$2,054,678	$2,057,928
Building and improvements	2,461,573	2,461,573
Total real estate investments	4,516,251	4,519,501
Less accumulated depreciation	(931,612)	(857,456)
Real estate investments, net	$3,584,639	$3,662,045

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 25 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Land rights	$656,666	$656,666
Less accumulated amortization	(24,700)	(16,518)
Land rights, net	$631,966	$640,148

Amortization expense related to the ground leases is recorded within land rights and ground lease expense in the condensed consolidated statements of income and totaled $2.7 million and $8.2 million for the three and nine months ended September 30, 2018, respectively. Amortization expense related to the ground leases totaled $2.7 million and $7.6 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2018	$2,728
2019	10,910
2020	10,910
2021	10,910
2022	10,910
Thereafter	585,598
Total	$631,966

7.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2018	December 31, 2017
	(in thousands)
Land and improvements	$30,288	$30,276
Building and improvements	116,544	116,286
Furniture, fixtures, and equipment	116,045	114,972
Construction in progress	618	8
Total property and equipment	263,495	261,542
Less accumulated depreciation	(161,066)	(153,249)
Property and equipment, net	$102,429	$108,293

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

The net investment in the direct financing lease is evaluated for impairment as necessary, if indicators of impairment are present, to determine if there has been an-other-than-temporary decline in the residual value of the property or a change in the lessee's credit worthiness. At September 30, 2018, there were no indicators of a decline in the estimated residual value of the property and collectability of the remaining receivable balance is reasonably assured.

The Company's investment in direct financing lease, net, consists of the following and represents the building assets acquired from Pinnacle:

	September 30, 2018	December 31, 2017
	(in thousands)
Minimum lease payments receivable	$3,176,236	$3,263,387
Unguaranteed residual value	689,811	689,811
Gross investment in direct financing lease	3,866,047	3,953,198
Less: unearned income	(1,265,649)	(1,315,559)
Investment in direct financing lease, net	$2,600,398	$2,637,639

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

The Company evaluates loans for impairment when it is probable that it will not be able to collect all amounts due according to contractual terms. All amounts due under the contractual terms means that both contractual interest payments and contractual principal payments of a loan will be collected as scheduled in the loan agreement. Indicators of impairment may include delinquent payments, a decline in the credit worthiness of a debtor, or a decline in the underlying property/tenant’s performance. The Company measures loan impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. If an impairment occurs, the Company will reduce the carrying value of the loan and record a corresponding charge to net income.
On June 12, 2018, the Company received a Notice of Event of Default under the Senior Credit Agreement of CQ Holding Company from Citizens Bank, N.A. ("Citizens"), which reported a covenant default under their senior secured agreement. Under the terms of that agreement, Citizens may halt debtor cash payments to unsecured lenders such as GLPI. As this did in fact occur, the interest due from CQ Holding Company in June and September 2018 under the Company's unsecured loan was paid in kind in the amount of $1.0 million. Furthermore, on August 21, 2018, the Company notified Casino Queen of an of Event of Default under the Company's unsecured loan with CQ Holding Company, related to a financial covenant violation and subsequent to September 30, 2018, CQ Holding Company had a payment default under their senior credit agreement with Citizens.
At this time, full payment of the principal and interest is still expected, all lease payments due from Casino Queen remain current and the Casino Queen lease remains in compliance with all covenants. No modifications or concessions have been made to the loan and as such at September 30, 2018, the Company believes it is appropriate to accrue the full principal and interest due under the loan. At September 30, 2018, the balance of the loan is $14.0 million, including $1.0 million of accrued interest. The loan balance is recorded at carrying value which approximates fair value. Interest income related to the loan is recorded in interest income within the Company's condensed consolidated statements of income in the period earned.

9.              Long-term Debt

Long-term debt is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Unsecured term loan A	$—	$230,000
Unsecured term loan A-1	525,000	825,000
Unsecured revolver	—	—
$550 million 4.375% senior unsecured notes due November 2018	—	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	—
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	—
$750 million 5.30% senior unsecured notes due January 2029	750,000	—
Capital lease	1,142	1,230
Total long-term debt	5,501,142	4,481,230
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(51,995)	(38,350)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,449,147	$4,442,880

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2018 (in thousands):

Within one year	$122
2-3 years	1,925,261
4-5 years	287
Over 5 years	3,575,472
Total minimum payments	$5,501,142

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

At September 30, 2018, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $525 million Term Loan A-1 facility. Additionally, at September 30, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,099.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2018.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On September 26, 2018, the Company issued $750 million of 5.30% Senior Unsecured Notes maturing on January 15, 2029 at an issue price equal to 99.985% of the principal amount (the "2029 Notes") and $350 million of 5.25% Senior Unsecured Notes maturing on June 1, 2025 at an issue price equal to 102.148% of the principal amount (the "New 2025 Notes"). The New 2025 Notes will become part of the same series as, and are expected to be fungible with, the Company's previously issued 5.25% senior notes due 2025, $500 million aggregate principal amount of which were originally issued on May 21, 2018 (the “Initial 2025 Notes” and together with the "New 2025 Notes" the "2025 Notes"). Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018 and is deemed to accrue from May 21, 2018, the issuance date of the Initial 2025 Notes. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019. The net proceeds from the sale of the New 2025 Notes and 2029 Notes, together with funds available under the revolving credit facility were used in October 2018 to (i) finance GLPI’s acquisition of the real property assets of Plainridge Park Casino from Penn and its issuance of a secured mortgage loan to Boyd in connection with Boyd’s acquisition of the real property assets of Belterra Park Gaming & Entertainment Center, (ii) finance GLPI’s acquisition of substantially all the real property assets of five gaming facilities owned by Tropicana and its issuance of a mortgage loan to Eldorado in connection with Eldorado’s acquisition of substantially all the real property assets of Lumière Place, and (iii) pay the estimated transaction fees and expenses associated with the transactions.

On May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining 2018 Notes for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date.

Also on May 21, 2018, the Company issued the Initial 2025 Notes and $500 million of 5.75% Senior Unsecured Notes maturing on June 1, 2028 (the "2028 Notes"). Interest on the 2025 Notes and 2028 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of the Initial 2025 Notes and 2028 Notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility, (ii) to finance the tender offer of the 2018 Notes, (iii) to redeem the remaining 2018 Notes and (iv) to pay fees and expenses to amend our Credit Facility, as described above.

 Each of the Company's Senior Unsecured Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

11. Revenue Recognition

As of September 30, 2018, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease and 14 of the Company's real estate investment properties were leased to a subsidiary of Pinnacle under the Pinnacle Master Lease. The obligations under the Penn and Pinnacle Master Leases are guaranteed by Penn and Pinnacle, respectively, and by most of Penn's and Pinnacle's subsidiaries that occupy and operate the facilities leased under the respective Master Leases. A default by Penn or its subsidiaries with regard to any facility will cause a default with regard to the Penn Master Lease and a default by Pinnacle or its subsidiaries with regard to any facility will cause a default with regard to the Pinnacle Master Lease. Additionally, the real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Pinnacle under a single property triple-net lease separate from the Pinnacle Master Lease. GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the Master Leases (the "Casino Queen Lease").

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn, Pinnacle (excluding the Meadows Lease as described below) nor Casino Queen could effectively operate and run their respective business without the properties that are leased to it under the respective lease agreements with the Company. Furthermore, at lease inception, all of Casino Queen's revenues and substantially all of Penn's and Pinnacle's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, Pinnacle and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn and Pinnacle Master Leases, Penn and Pinnacle must make their renewal election with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn, Pinnacle or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the leases with both Penn and Casino Queen is 35 years, equal to the initial 15 year term plus all four of the 5-year renewal options. The lease term of the Pinnacle Master Lease is also 35 years, equal to the initial 10 year term plus all five of the 5-year renewal options.

As described above, subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, the Company entered into a separate triple-net lease with Pinnacle to lease the newly acquired Meadows real estate assets to Pinnacle. Because this lease involves only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. The Company concluded that failure by Pinnacle to renew the Meadows Lease would not impose a significant penalty on such tenant as this property's operations represent only an incremental portion of Pinnacle's total business at lease inception. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only.

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

On January 1, 2018, the Company adopted ASU 2014-09, which altered the recognition of revenue at the TRS Properties related to the customer loyalty programs. Specifically, the recognition of revenue associated with these points based programs was impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when such points are redeemed or forfeited. The revenue deferral is calculated by allocating a portion of the transaction price to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the gaming, food, beverage and other expense line item of the Company's condensed consolidated statement of income. Under ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are no longer presented as a separate line item on the condensed consolidated statements of income, rather they are presented on a net basis within gaming, food, beverage and other revenue. This change has no impact to total revenues and is for presentation purposes only. The impact of adopting ASU 2014-09 was immaterial to our total revenue for both the three and nine months ended September 30, 2018.

The following table discloses the components of gaming, food, beverage and other revenue within the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Slot machines	$26,898	$29,547	$86,030	$91,563
Table games	3,513	4,034	11,992	13,288
Poker	249	304	825	888
Food, beverage and other	2,132	2,313	6,735	7,208
Promotional allowances	(1,042)	(1,181)	(3,197)	(3,650)
Total gaming, food, beverage and other revenue	$31,750	$35,017	$102,385	$109,297

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
No shares were sold under the ATM Program during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica real estate assets. As of September 30, 2018, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2018 and 2017:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631
July 31, 2018	September 7, 2018	Common Stock	$0.63	Third Quarter 2018	September 21, 2018	$134,844

2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554
July 25, 2017	September 8, 2017	Common Stock	$0.63	Third Quarter 2017	September 22, 2017	$133,936

In addition, for the three and nine months ended September 30, 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively, as compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Total revenues	$222,389	$31,750	$—	$254,139	$209,489	$35,017	$—	$244,506
Income from operations	159,678	5,156	—	164,834	146,731	5,968	—	152,699
Interest, net	58,924	2,600	(2,601)	58,923	54,001	2,601	(2,601)	54,001
Income before income taxes	103,355	2,556	—	105,911	95,331	3,367	—	98,698
Income tax expense	229	867	—	1,096	242	1,442	—	1,684
Net income	103,126	1,689	—	104,815	95,089	1,925	—	97,014
Depreciation	24,928	2,339	—	27,267	25,820	2,812	—	28,632
Capital project expenditures	6	—	—	6	10	—	—	10
Capital maintenance expenditures	—	970	—	970	—	460	—	460

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(in thousands)	GLP Capital	TRS Properties	Eliminations (1)	Total	GLP Capital	TRS Properties	Eliminations (1)	Total
Total revenues	$650,025	$102,385	$—	$752,410	$621,313	$109,297	$—	$730,610
Income from operations	450,685	19,241	—	469,926	434,166	21,235	—	455,401
Interest, net	168,676	7,802	(7,804)	168,674	161,658	7,802	(7,804)	161,656
Income before income taxes	286,340	11,439	—	297,779	280,312	13,433	—	293,745
Income tax expense	628	3,566	—	4,194	854	5,552	—	6,406
Net income	285,712	7,873	—	293,585	279,458	7,881	—	287,339
Depreciation	75,715	7,029	—	82,744	76,870	8,442	—	85,312
Capital project expenditures	20	—	—	20	78	—	—	78
Capital maintenance expenditures	51	2,903	—	2,954	—	2,187	—	2,187

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

14.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cash paid for income taxes, net of refunds received	$1,517	$2,571	$4,189	$8,995
Cash paid for interest	7,234	8,503	109,644	111,116

Noncash Investing and Financing Activities

During the nine months ended September 30, 2018 and 2017, the Company did not engage in any noncash investing and financing activities.

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

Summarized balance sheets as of September 30, 2018 and December 31, 2017, statements of income for the three and nine months ended September 30, 2018 and 2017 and statements of cash flows for the nine months ended September 30, 2018 and 2017 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At September 30, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,723,412	$1,861,227	$—	$3,584,639
Land rights, net	—	57,385	574,581	—	631,966
Property and equipment, used in operations, net	—	19,079	83,350	—	102,429
Investment in direct financing lease, net	—	—	2,600,398	—	2,600,398
Cash and cash equivalents	—	1,143,272	19,502	—	1,162,774
Prepaid expenses	—	5,135	4,121	805	10,061
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,991	—	13,991
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,358,396	5,025,524	2,851,816	(10,235,736)	—
Deferred tax assets	—	—	4,973	—	4,973
Other assets	—	65,971	33,598	—	99,569
Total assets	$2,358,396	$8,233,373	$8,132,655	$(10,428,526)	$8,295,898

Liabilities
Accounts payable	$—	$1,764	$87	$—	$1,851
Accrued expenses	—	2,347	6,562	—	8,909
Accrued interest	—	92,093	—	—	92,093
Accrued salaries and wages	—	12,864	1,971	—	14,835
Gaming, property, and other taxes	—	28,017	33,822	—	61,839
Income taxes	—	(90)	(715)	805	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,449,147	—	—	5,449,147
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	263,002	18,172	—	281,174
Deferred tax liabilities	—	—	279	—	279
Other liabilities	—	25,834	1,541	—	27,375
Total liabilities	—	5,874,978	255,314	(192,790)	5,937,502

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,037,994 shares issued and outstanding at September 30, 2018)	2,140	2,140	2,140	(4,280)	2,140
Additional paid-in capital	3,945,392	3,945,393	9,510,320	(13,455,713)	3,945,392
Retained accumulated (deficit) earnings	(1,589,136)	(1,589,138)	(1,635,119)	3,224,257	(1,589,136)
Total shareholders’ equity (deficit)	2,358,396	2,358,395	7,877,341	(10,235,736)	2,358,396
Total liabilities and shareholders’ equity (deficit)	$2,358,396	$8,233,373	$8,132,655	$(10,428,526)	$8,295,898

Three months ended September 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,130	$69,146	$—	$170,276
Income from direct financing lease	—	—	30,843	—	30,843
Real estate taxes paid by tenants	—	11,032	10,238	—	21,270
Total rental revenue and income from direct financing lease	—	112,162	110,227	—	222,389
Gaming, food, beverage and other	—	—	31,750	—	31,750
Total revenues	—	112,162	141,977	—	254,139
Operating expenses
Gaming, food, beverage and other	—	—	18,962	—	18,962
Real estate taxes	—	11,051	10,535	—	21,586
Land rights and ground lease expense	—	1,920	4,564	—	6,484
General and administrative	—	9,943	5,063	—	15,006
Depreciation	—	22,946	4,321	—	27,267
Total operating expenses	—	45,860	43,445	—	89,305
Income from operations	—	66,302	98,532	—	164,834

Other income (expenses)
Interest expense	—	(60,341)	—	—	(60,341)
Interest income	—	907	511	—	1,418
Intercompany dividends and interest	—	123,240	4,799	(128,039)	—
Total other income (expenses)	—	63,806	5,310	(128,039)	(58,923)

Income (loss) before income taxes	—	130,108	103,842	(128,039)	105,911
Income tax expense	—	228	868	—	1,096
Net income (loss)	$—	$129,880	$102,974	$(128,039)	$104,815

Nine months ended September 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$304,716	$204,830	$—	$509,546
Income from direct financing lease	—	—	76,448	—	76,448
Real estate taxes paid by tenants	—	33,108	30,923	—	64,031
Total rental revenue and income from direct financing lease	—	337,824	312,201	—	650,025
Gaming, food, beverage and other	—	—	102,385	—	102,385
Total revenues	—	337,824	414,586	—	752,410
Operating expenses
Gaming, food, beverage and other	—	—	59,027	—	59,027
Real estate taxes	—	33,165	31,816	—	64,981
Land rights and ground lease expense	—	5,868	13,592	—	19,460
General and administrative	—	39,880	16,392	—	56,272
Depreciation	—	69,737	13,007	—	82,744
Total operating expenses	—	148,650	133,834	—	282,484
Income from operations	—	189,174	280,752	—	469,926

Other income (expenses)
Interest expense	—	(171,464)	—	—	(171,464)
Interest income	—	1,311	1,479	—	2,790
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	340,331	9,382	(349,713)	—
Total other income (expenses)	—	166,705	10,861	(349,713)	(172,147)

Income (loss) before income taxes	—	355,879	291,613	(349,713)	297,779
Income tax expense	—	627	3,567	—	4,194
Net income (loss)	$—	$355,252	$288,046	$(349,713)	$293,585

Nine months ended September 30, 2018 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$355,252	$288,046	$(349,713)	$293,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	70,987	19,939	—	90,926
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	9,278	—	—	9,278
Paid-in-kind interest income	—	—	(991)	—	(991)
(Gains) losses on dispositions of property	—	120	234	—	354
Deferred income taxes	—	—	(299)	—	(299)
Stock-based compensation	—	7,878	—	—	7,878
Straight-line rent adjustments	—	42,983	6,167	—	49,150
Losses on debt extinguishment	—	3,473	—	—	3,473
(Increase) decrease,
Prepaid expenses and other assets	—	(1,811)	204	833	(774)
Intercompany	—	294	(294)	—	—
Increase (decrease),
Accounts payable	—	1,146	(10)	—	1,136
Accrued expenses	—	503	(19)	—	484
Accrued interest	—	58,852	—	—	58,852
Accrued salaries and wages	—	5,032	(1,006)	—	4,026
Gaming, property and other taxes	—	(164)	422	—	258
Income taxes	—	216	617	(833)	—
Other liabilities	—	1,355	(473)	—	882
Net cash provided by (used in) operating activities	—	555,394	312,537	(349,713)	518,218
Investing activities
Capital project expenditures	—	(20)	—	—	(20)
Capital maintenance expenditures	—	(51)	(2,903)	—	(2,954)
Proceeds from sale of property and equipment	—	3,130	16	—	3,146
Acquisition of real estate assets	—	(15,552)	—	—	(15,552)
Collection of principal payments on investment in direct financing lease	—	—	37,241	—	37,241
Net cash provided by investing activities	—	(12,493)	34,354	—	21,861
Financing activities
Dividends paid	(404,602)	—	—	—	(404,602)
Proceeds from exercise of options	3,698	—	—	—	3,698
Proceeds from issuance of long-term debt	—	2,107,405	—	—	2,107,405
Financing costs	—	(30,889)	—	—	(30,889)
Repayments of long-term debt	—	(1,080,087)	—	—	(1,080,087)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	400,904	(400,908)	(349,709)	349,713	—
Net cash provided by (used in) financing activities	—	593,637	(349,709)	349,713	593,641
Net increase (decrease) in cash and cash equivalents	—	1,136,538	(2,818)	—	1,133,720
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$1,143,272	$19,502	$—	$1,162,774

At December 31, 2017 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,794,840	$1,867,205	$—	$3,662,045
Land rights, net	—	58,635	581,513	—	640,148
Property and equipment, used in operations, net	—	20,568	87,725	—	108,293
Investment in direct financing lease, net	—	—	2,637,639	—	2,637,639
Cash and cash equivalents	—	6,734	22,320	—	29,054
Prepaid expenses	—	4,067	2,746	1,639	8,452
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,458,247	5,087,893	2,959,174	(10,505,314)	—
Deferred tax assets	—	—	4,478	—	4,478
Other assets	—	42,485	16,190	—	58,675
Total assets	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Liabilities
Accounts payable	$—	$619	$96	$—	$715
Accrued expenses	—	672	7,241	—	7,913
Accrued interest	—	33,241	—	—	33,241
Accrued salaries and wages	—	7,832	2,977	—	10,809
Gaming, property, and other taxes	—	21,135	14,264	—	35,399
Income taxes	—	(306)	(1,333)	1,639	—
Long-term debt, net of unamortized debt issuance costs	—	4,442,880	—	—	4,442,880
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	220,019	12,004	—	232,023
Deferred tax liabilities	—	—	244	—	244
Other liabilities	—	24,478	933	—	25,411
Total liabilities	—	4,750,570	230,021	(191,956)	4,788,635

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2016)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 shares issued and outstanding at December 31, 2017)	2,127	2,127	2,127	(4,254)	2,127
Additional paid-in capital	3,933,829	3,933,831	9,498,755	(13,432,586)	3,933,829
Retained accumulated (deficit) earnings	(1,477,709)	(1,477,711)	(1,453,815)	2,931,526	(1,477,709)
Total shareholders’ equity (deficit)	2,458,247	2,458,247	8,047,067	(10,505,314)	2,458,247
Total liabilities and shareholders’ equity (deficit)	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Three months ended September 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$100,310	$68,720	$—	$169,030
Income from direct financing lease	—	—	19,037	—	19,037
Real estate taxes paid by tenants	—	11,093	10,329	—	21,422
Total rental revenue and income from direct financing lease	—	111,403	98,086	—	209,489
Gaming, food, beverage and other	—	—	35,017	—	35,017
Total revenues	—	111,403	133,103	—	244,506
Operating expenses
Gaming, food, beverage and other	—	—	19,890	—	19,890
Real estate taxes	—	11,111	10,640	—	21,751
Land rights and ground lease expense	—	1,853	4,564	—	6,417
General and administrative	—	9,013	6,104	—	15,117
Depreciation	—	23,644	4,988	—	28,632
Total operating expenses	—	45,621	46,186	—	91,807
Income from operations	—	65,782	86,917	—	152,699

Other income (expenses)
Interest expense	—	(54,493)	—	—	(54,493)
Interest income	—	—	492	—	492
Intercompany dividends and interest	—	109,007	5,399	(114,406)	—
Total other income (expenses)	—	54,514	5,891	(114,406)	(54,001)

Income (loss) before income taxes	—	120,296	92,808	(114,406)	98,698
Income tax expense	—	242	1,442	—	1,684
Net income (loss)	$—	$120,054	$91,366	$(114,406)	$97,014

Nine months ended September 30, 2017 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$297,709	$204,245	$—	$501,954
Income from direct financing lease	—	—	55,377	—	55,377
Real estate taxes paid by tenants	—	33,176	30,806	—	63,982
Total rental revenue and income from direct financing lease	—	330,885	290,428	—	621,313
Gaming, food, beverage and other	—	—	109,297	—	109,297
Total revenues	—	330,885	399,725	—	730,610
Operating expenses
Gaming, food, beverage and other	—	—	61,635	—	61,635
Real estate taxes	—	33,240	31,566	—	64,806
Land rights and ground lease expense	—	3,999	13,628	—	17,627
General and administrative	—	28,410	17,419	—	45,829
Depreciation	—	70,342	14,970	—	85,312
Total operating expenses	—	135,991	139,218	—	275,209
Income from operations	—	194,894	260,507	—	455,401

Other income (expenses)
Interest expense	—	(163,099)	—	—	(163,099)
Interest income	—	—	1,443	—	1,443
Intercompany dividends and interest	—	332,326	10,920	(343,246)	—
Total other income (expenses)	—	169,227	12,363	(343,246)	(161,656)

Income (loss) before income taxes	—	364,121	272,870	(343,246)	293,745
Income tax expense	—	854	5,552	—	6,406
Net income (loss)	$—	$363,267	$267,318	$(343,246)	$287,339

Nine months ended September 30, 2017 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$363,267	$267,318	$(343,246)	$287,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	71,036	21,903	—	92,939
Amortization of debt issuance costs	—	9,770	—	—	9,770
Losses on dispositions of property	—	—	515	—	515
Deferred income taxes	—	—	(1,946)	—	(1,946)
Stock-based compensation	—	11,951	—	—	11,951
Straight-line rent adjustments	—	42,488	6,867	—	49,355
(Increase) decrease,
Prepaid expenses and other assets	—	(2,128)	866	(242)	(1,504)
Intercompany	—	(417)	417	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(213)	(488)	—	(701)
Accrued expenses	—	(97)	134	—	37
Accrued interest	—	42,138	—	—	42,138
Accrued salaries and wages	—	(3,496)	(239)	—	(3,735)
Gaming, property and other taxes	—	(617)	386	—	(231)
Income taxes	—	(236)	(6)	242	—
Other liabilities	—	3,536	(359)	—	3,177
Net cash provided by (used in) operating activities	—	536,982	295,368	(343,246)	489,104
Investing activities
Capital project expenditures	—	(78)	—	—	(78)
Capital maintenance expenditures	—	—	(2,187)	—	(2,187)
Proceeds from sale of property and equipment	—	—	914	—	914
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	(386)	—	(83,252)
Collection of principal payments on investment in direct financing lease	—	—	54,459	—	54,459
Net cash (used in) provided by investing activities	—	(82,944)	66,000	—	(16,944)
Financing activities
Dividends paid	(395,210)	—	—	—	(395,210)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	15,797	—	—	—	15,797
Proceeds from issuance of common stock, net of issuance costs	139,414	—	—	—	139,414
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Repayments of long-term debt	—	(325,083)	—	—	(325,083)
Intercompany financing	239,999	(227,186)	(356,059)	343,246	—
Net cash (used in) provided by financing activities	—	(452,269)	(356,059)	343,246	(465,082)
Net increase in cash and cash equivalents	—	1,769	5,309	—	7,078
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$13,543	$30,091	$—	$43,634

16.       Subsequent Events

On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of Pinnacle, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Pinnacle Master Lease. The Company expects that the amendments to the Pinnacle Master Lease via the fourth amendment to such lease will require the Company to account for the amended lease as a new lease agreement, which will qualify for operating lease treatment under ASC 840. Therefore, subsequent to the Penn Pinnacle Merger, the Pinnacle Master Lease is expected to be treated as an operating lease in its entirety and the building assets previously recorded as an investment in direct financing lease on the Company's condensed consolidated balance sheet are expected to be recorded as real estate assets on the Company's condensed consolidated balance sheet. The new master lease agreement with Boyd is also expected to be classified as an operating lease. In conjunction with the Penn Pinnacle Merger, the Company also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby the Company loaned Boyd $57.7 million, acts as mortgagee and will collect interest income from Boyd. The Company's initial annual real estate income will increase by $45.3 million as a result of these transactions.

On October 12, 2018, the Company declared its fourth quarter dividend of $0.68 per common share, payable on December 28, 2018 to shareholders of record on December 14, 2018.

On October 10, 2018, the Company entered into the third amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,175 million.

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018, by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado, and leased these assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Initial annual rent under the Eldorado Master Lease is $87.6 million and the lease is expected to be classified as an operating lease in accordance with ASC 840. Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place, which loan will generate initial annual interest income of $22.4 million.

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
GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2018, GLPI’s portfolio consisted of 38 gaming and related facilities, including the TRS Properties, the real property associated with 20 gaming and related facilities operated by Penn, the real property associated with 15 gaming and related facilities operated by Pinnacle and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 14 states and were 100% occupied at September 30, 2018.

We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. For example, on October 1, 2018, we closed our previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to a Purchase and Sale Agreement, dated April 15, 2018, between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, we acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated, April 15, 2018, by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from us pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Initial annual rent under the Eldorado Master Lease is $87.6 million. Additionally, on October 1, 2018 we made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place, which loan will generate initial annual interest income of $22.4 million.

Furthermore, on October 15, 2018, we completed our previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of Pinnacle, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn Pinnacle Merger, we amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to our existing master leases. We purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Pinnacle Master Lease. We also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby we loaned Boyd $57.7 million, act as mortgagee and collect interest income from Boyd. Our initial annual real estate income will increase by $45.3 million as a result of these transactions. As a result of these recent transactions, our portfolio now includes 46 properties in 16 states.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of September 30, 2018, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn and Pinnacle. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Pinnacle under a triple-net lease separate from the Pinnacle Master Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $254.1 million and $164.8 million, respectively, for the three months ended September 30, 2018, compared to $244.5 million and $152.7 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $752.4 million and $469.9 million, respectively, for the nine months ended September 30, 2018, compared to $730.6 million and $455.4 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, were:

•
Rental revenue and income from the direct financing lease were $222.4 million and $650.0 million, respectively, for the three and nine months ended September 30, 2018 and $209.5 million and $621.3 million, respectively, for the three and nine months ended September 30, 2017. Rental revenue and income from the direct financing lease increased by $12.9 million and $28.7 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The increase in rental revenue and income from the direct financing lease for the three months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to the rent escalators under both Master Leases and the recognition of additional income under the direct financing lease. The increase in rental revenue and income from the direct financing lease for the nine months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to the reasons described above, as well as the addition of the Tunica Properties to the Penn Master Lease in May 2017 and improved results at our two Ohio properties with monthly variable rent.

•
Revenues for our TRS Properties decreased by $3.3 million and $6.9 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, primarily due to decreased gaming revenues at Hollywood Casino Baton Rouge, partially offset by an increase in gaming revenues at Hollywood Casino Perryville for the nine months ended September 30, 2018.

•
Total operating expenses decreased by $2.5 million and increased by $7.3 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The decrease in operating expenses for the three months ended September 30, 2018, as compared to the corresponding period in the prior year primarily relates to decreases in depreciation expense and gaming, food, beverage and other expenses at our TRS Properties, while the increase in operating expenses for the nine months ended September 30, 2018, as compared to the corresponding period in the prior year was primarily due to accrued retirement costs related to the previously announced retirement of our former Chief Financial Officer, partially offset by lower depreciation expense and lower gaming, food, beverage and other expenses at our TRS properties.

•
Other income and expenses increased by $4.9 million and $10.5 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year. The increase in other income and expenses for the three months ended September 30, 2018, as compared to the corresponding period in the prior year was primarily due to an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park Casino and the funding of the Belterra Park Loan in connection with the Penn Pinnacle Merger. The increase in other income and expenses for the nine months ended September 30, 2018, as compared to the corresponding period in the prior year was due to the increase in interest expense noted above, in addition to losses on the extinguishment of debt incurred during the second quarter of 2018.

•
Income tax expense decreased by $0.6 million and $2.2 million, respectively, for the three and nine months ended September 30, 2018, primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

•
Net income increased by $7.8 million and $6.2 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•On October 15, 2018, Penn's acquisition of Pinnacle closed, and the Company completed its previously announced transactions with Penn, Pinnacle and Boyd. Concurrent with Penn's acquisition, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park Casino from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Pinnacle Master Lease. We also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby we loaned Boyd $57.7 million, act as mortgagee and collect interest income from Boyd. Our initial annual real estate income will increase by $45.3 million as a result of these transactions.

•On October 1, 2018, the Company purchased the real property assets of five properties from Tropicana for $964.0 million, exclusive of taxes and transaction fees. Concurrent with the acquisition of these properties, Eldorado purchased the operating assets of these Tropicana properties and Lumière Place and entered into a new triple-net master lease with the Company for the lease of the five Tropicana properties purchased by us for a 15-year initial term with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado). Initial annual rent under the Eldorado Master Lease is $87.6 million. The Company also made a loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place, which will generate initial annual interest income of $22.4 million.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the nine months ended September 30, 2018.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that at September 30, 2018, a wholly-owned subsidiary of Penn and a wholly-owned subsidiary of Pinnacle lease substantially all of our properties, pursuant to their respective Master Leases, and account for a significant portion of our revenue and that on October 15, 2018, Penn acquired the majority of Pinnacle's operations, which further increased our tenant concentration.

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

The consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Rental income	$170,276	$169,030	$509,546	$501,954
Income from direct financing lease	30,843	19,037	76,448	55,377
Real estate taxes paid by tenants	21,270	21,422	64,031	63,982
Total rental revenue and income from direct financing lease	222,389	209,489	650,025	621,313
Gaming, food, beverage and other	31,750	35,017	102,385	109,297
Total revenues	254,139	244,506	752,410	730,610
Operating expenses
Gaming, food, beverage and other	18,962	19,890	59,027	61,635
Real estate taxes	21,586	21,751	64,981	64,806
Land rights and ground lease expense	6,484	6,417	19,460	17,627
General and administrative	15,006	15,117	56,272	45,829
Depreciation	27,267	28,632	82,744	85,312
Total operating expenses	89,305	91,807	282,484	275,209
Income from operations	$164,834	$152,699	$469,926	$455,401

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2018 and 2017 is summarized below:

	Three Months Ended September 30,
	2018	2017	2018	2017
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$222,389	$209,489	$159,678	$146,731
TRS Properties	31,750	35,017	5,156	5,968
Total	$254,139	$244,506	$164,834	$152,699

	Nine Months Ended September 30,
	2018	2017	2018	2017
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$650,025	$621,313	$450,685	$434,166
TRS Properties	102,385	109,297	19,241	21,235
Total	$752,410	$730,610	$469,926	$455,401

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, amortization of land rights, straight-line rent adjustments, direct financing lease adjustments, losses on debt extinguishment and retirement costs, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments, the amortization of land rights, losses on debt extinguishment and retirement costs.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$104,815	$97,014	$293,585	$287,339
Losses from dispositions of property	129	421	354	515
Real estate depreciation	24,406	25,301	74,155	75,312
Funds from operations	$129,350	$122,736	$368,094	$363,166
Straight-line rent adjustments	15,917	16,617	49,150	49,355
Direct financing lease adjustments	8,002	18,614	37,241	54,459
Other depreciation	2,861	3,331	8,589	10,000
Amortization of land rights	2,727	2,727	8,182	7,627
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,982	3,257	9,278	9,770
Stock based compensation	3,275	3,695	7,878	11,951
Losses on debt extinguishment	—	—	3,473	—
Retirement costs	—	—	13,149	—
Capital maintenance expenditures	(970)	(460)	(2,954)	(2,187)
Adjusted funds from operations	$164,144	$170,517	$502,080	$504,141
Interest, net	58,923	54,001	168,674	161,656
Income tax expense	1,096	1,684	4,194	6,406
Capital maintenance expenditures	970	460	2,954	2,187
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,982)	(3,257)	(9,278)	(9,770)
Adjusted EBITDA	$222,151	$223,405	$668,624	$664,620

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 is as follows:

	GLP Capital		TRS Properties
Three Months Ended September 30,	2018	2017	2018	2017
	(in thousands)
Net income	$103,126	$95,089	$1,689	$1,925
Losses from dispositions of property	129	—	—	421
Real estate depreciation	24,406	25,301	—	—
Funds from operations	$127,661	$120,390	$1,689	$2,346
Straight-line rent adjustments	15,917	16,617	—	—
Direct financing lease adjustments	8,002	18,614	—	—
Other depreciation	522	519	2,339	2,812
Amortization of land rights	2,727	2,727	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,982	3,257	—	—
Stock based compensation	3,275	3,695	—	—
Losses on debt extinguishment	—	—	—	—
Retirement costs	—	—	—	—
Capital maintenance expenditures	—	—	(970)	(460)
Adjusted funds from operations	$161,086	$165,819	$3,058	$4,698
Interest, net (1)	56,323	51,400	2,600	2,601
Income tax expense	229	242	867	1,442
Capital maintenance expenditures	—	—	970	460
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,982)	(3,257)	—	—
Adjusted EBITDA	$214,656	$214,204	$7,495	$9,201

	GLP Capital		TRS Properties
Nine Months Ended September 30,	2018	2017	2018	2017
	(in thousands)

Net income	$285,712	$279,458	$7,873	$7,881
Losses from dispositions of property	120	—	234	515
Real estate depreciation	74,155	75,312	—	—
Funds from operations	$359,987	$354,770	$8,107	$8,396
Straight-line rent adjustments	49,150	49,355	—	—
Direct financing lease adjustments	37,241	54,459	—	—
Other depreciation	1,560	1,558	7,029	8,442
Amortization of land rights	8,182	7,627	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	9,278	9,770	—	—
Stock based compensation	7,878	11,951	—	—
Losses on debt extinguishment	3,473	—	—	—
Retirement costs	13,149	—	—	—
Capital maintenance expenditures	(51)	—	(2,903)	(2,187)
Adjusted funds from operations	$489,847	$489,490	$12,233	$14,651
Interest, net (1)	160,872	153,854	7,802	7,802
Income tax expense	628	854	3,566	5,552
Capital maintenance expenditures	51	—	2,903	2,187
Amortization of debt issuance costs, bond premiums and original issuance discounts	(9,278)	(9,770)	—	—
Adjusted EBITDA	$642,120	$634,428	$26,504	$30,192

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $7.8 million, respectively, for both the three and nine months ended September 30, 2018 and 2017.

Net income for our GLP Capital segment was $103.1 million for the three months ended September 30, 2018 and $95.1 million for the three months ended September 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $127.7 million, $161.1 million and $214.7 million, respectively, for the three months ended September 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $120.4 million, $165.8 million and $214.2 million, respectively, for the three months ended September 30, 2017. The increase in net income for our GLP Capital segment for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily driven by a $12.9 million increase in total revenues, offset by a $4.9 million increase in interest expense during the quarter. The increase in total revenues in our GLP Capital segment was primarily due to the rent escalators under both the Master Leases and the recognition of additional income under the direct financing lease. During the second quarter of 2018, the first percentage rent reset under the Pinnacle Master Lease occurred, resulting in the recognition of additional income from the direct financing lease, as only the first two years of percentage rent were considered in the determination of the investment in the direct financing lease receivable. Although the percentage rent reset, which is based on the preceding two years' of average annual revenues of the properties under the Pinnacle Master Lease decreased slightly, the accounting treatment of our direct financing lease required the first two years of percentage rent which were fixed and known at lease commencement to be considered in the determination of our initial investment in the direct financing lease receivable and all future percentage rent resets to be ignored. This resulted in a greater amount of cash from the Pinnacle Master Lease being applied as a reduction to the receivable in the first two years of the Pinnacle Master Lease, whereas after the first percentage rent reset, the percentage rent is treated as income and recognized through our consolidated statement of earnings. The increase in interest expense, net was related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which, together with funds available under the revolving credit facility, were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park Casino and the funding of the Belterra Park Loan in connection with the Penn Pinnacle Merger. The changes described above also led to higher FFO for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

The decrease in AFFO for our GLP Capital segment for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 was primarily driven by the changes described above, partially offset by a decrease in adjustments for our direct financing lease, which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue. The direct financing lease adjustments are added back to arrive at AFFO because they represent cash we have received and recorded in taxable income. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. Adjusted EBITDA for our GLP Capital segment for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 increased slightly driven by the explanations above, particularly the higher interest expense.

Net income for our GLP Capital segment was $285.7 million for the nine months ended September 30, 2018 and $279.5 million for the nine months ended September 30, 2017. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $360.0 million, $489.8 million and $642.1 million, respectively, for the nine months ended September 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $354.8 million, $489.5 million and $634.4 million, respectively, for the nine months ended September 30, 2017. The increase in net income for our GLP Capital segment for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily driven by a $28.7 million increase in total revenues, partially offset by a $12.2 million increase in operating expenses, a $7.0 million increase in interest expense, net, as well as debt extinguishment charges of $3.5 million during the nine months ended September 30, 2018. The increase in total revenues for our GLP Capital segment was primarily due to the addition of the Tunica Properties to the Penn Master Lease in May 2017, improved results at our two Ohio properties with monthly variable rent, the rent escalators under both the Master Leases and the recognition of additional income under the direct financing lease (as described above). Operating expenses in our GLP Capital segment increased primarily due to costs related to the retirement of the Company's former Chief Financial Officer, while the increase in interest expense was driven by the explanation above for the three months ended September 30, 2018. The increases in FFO, AFFO and Adjusted EBITDA for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 were driven by the explanations above for the increase in net income for our GLP Capital segment for the nine months ended September 30, 2018.

Revenues

Revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Total rental revenue and income from direct financing lease	$222,389	$209,489	$12,900	6.2%
Gaming, food, beverage and other	31,750	35,017	(3,267)	(9.3)%
Total revenues	$254,139	$244,506	$9,633	3.9%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Total rental revenue and income from direct financing lease	$650,025	$621,313	$28,712	4.6%
Gaming, food, beverage and other	102,385	109,297	(6,912)	(6.3)%
Total revenues	$752,410	$730,610	$21,800	3.0%

Total rental revenue and income from direct financing lease

For the three months ended September 30, 2018 and 2017, rental revenue and income from the direct financing lease were $222.4 million and $209.5 million, respectively, for our GLP Capital segment, which included $21.3 million and $21.4 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. For the nine months ended September 30, 2018 and 2017, rental revenue and income from the direct financing lease were $650.0 million and $621.3 million, respectively, for our GLP Capital segment, which both included $64.0 million of revenue for the real estate taxes paid by our tenants on the leased properties. During May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

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

Rental revenue and income from the direct financing lease increased $12.9 million, or 6.2%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to the rent escalators under both the Master Leases and the recognition of additional income under the direct financing lease. Specifically, the Penn properties contributed $0.8 million to the increase in total revenues for three months ended September 30, 2018, as compared to the three months ended September 30, 2017, driven by the impact of the November 2017 rent escalator. Pinnacle contributed $11.8 million of rental revenue and income from the direct financing lease to the increase in total revenues for the three months ended September 30, 2018, as compared to the prior year period, primarily resulting from the activation of the full rent escalators in both May 2017 and 2018 and increased revenue recognition under the direct financing lease for cash that was previously recognized as a reduction to the lease receivable as described above. The recognition of additional income under the Pinnacle Master Lease as a result of the percentage rent reset, despite a slight decline in percentage rent, results from the accounting treatment of the percentage rent and its impact on the recognition of cash received under the Pinnacle Master Lease as income or against the direct financing lease receivable.

Rental revenue and income from the direct financing lease increased $28.7 million, or 4.6%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the addition of the Tunica Properties to the Penn Master Lease, improved results at our two Ohio properties that have monthly variable rent, as well as the rent escalators under both the Master Leases and the first percentage rent reset under the Pinnacle Master Lease. Specifically, the Penn properties contributed $7.0 million to the increase in total revenues for nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, driven by the addition of the Tunica Properties, the impact of the rent escalator and performance at the Ohio properties. Pinnacle contributed $21.1 million of rental revenue and income from the direct financing lease to the increase in total revenues for the nine months ended September 30, 2018, as compared to the prior year period, primarily resulting from the explanations above for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $3.3 million, or 9.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a $3.1 million decrease in revenues at Hollywood Casino Baton Rouge resulting from general market conditions leading to lower patronage and decreased spend per customer resulting from the smoking ban that took effect June 1, 2018. Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $6.9 million, or 6.3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a $7.7 million decrease in revenues at Hollywood Casino Baton Rouge resulting from the explanations described above, partially offset by a $0.8 million increase in revenues at Hollywood Casino Perryville primarily resulting from increased customer wagers.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$18,962	$19,890	$(928)	(4.7)%
Real estate taxes	21,586	21,751	(165)	(0.8)%
Land rights and ground lease expense	6,484	6,417	67	1.0%
General and administrative	15,006	15,117	(111)	(0.7)%
Depreciation	27,267	28,632	(1,365)	(4.8)%
Total operating expenses	$89,305	$91,807	$(2,502)	(2.7)%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$59,027	$61,635	$(2,608)	(4.2)%
Real estate taxes	64,981	64,806	175	0.3%
Land rights and ground lease expense	19,460	17,627	1,833	10.4%
General and administrative	56,272	45,829	10,443	22.8%
Depreciation	82,744	85,312	(2,568)	(3.0)%
Total operating expenses	$282,484	$275,209	$7,275	2.6%

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. The change in general and administrative expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 was insignificant, while the increase of $10.4 million or 22.8% in general and administrative expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily related to expenses for the retirement of the Chief Financial Officer.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Interest expense	$(60,341)	$(54,493)	$(5,848)	(10.7)%
Interest income	1,418	492	926	188.2%
Total other expenses	$(58,923)	$(54,001)	$(4,922)	(9.1)%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Interest expense	$(171,464)	$(163,099)	$(8,365)	(5.1)%
Interest income	2,790	1,443	1,347	93.3%
Losses on debt extinguishment	(3,473)	—	(3,473)	N/A
Total other expenses	$(172,147)	$(161,656)	$(10,491)	(6.5)%

Interest expense

Interest expense increased by $5.8 million or 10.7% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to the issuance of $500 million of 5.25% senior unsecured notes due 2025 and $500 million of 5.75% senior unsecured notes due 2028 in May 2018, along with the issuance of $350 million of 5.25% senior unsecured notes due 2025 and $750 million of 5.30% senior unsecured notes due 2029 in September 2018, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender and call of our 4.375% senior unsecured notes due 2018 (as described below). Interest expense increased by $8.4 million or 5.1% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the explanation above.

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

Also on May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining 2018 Notes for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date.

Taxes

During the three months ended September 30, 2018 and 2017, income tax expense was approximately $1.1 million and $1.7 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.0% for the three months ended September 30, 2018, as compared to 1.7% for the three months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, income tax expense was approximately $4.2 million and $6.4 million, respectively. Our effective tax rate was 1.4% for the nine months ended September 30, 2018, as compared to 2.2% for the nine months ended September 30, 2017. Our income tax expense is primarily driven from the operations of the TRS Properties, which are taxed at the corporate rate. The decrease in our effective tax rate for both the three and nine months ended September 30, 2018 is primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower pre-tax income at our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $518.2 million and $489.1 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash provided by operating activities of $29.1 million for the nine months ended September 30, 2018 compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $20.4 million (excluding the cash received from Pinnacle and classified as an investing activity) and a decrease in cash paid for taxes of $4.8 million, offset by an increase in cash paid to employees of $4.8 million. The increase in cash receipts collected from our customers and tenants for the nine months ended September 30, 2018 as compared to the corresponding period in the prior year was primarily due to the additional rent received under the Penn Master Lease related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both Master Leases. Additionally, during the second quarter of 2018, the first percentage rent reset under the Pinnacle Master Lease occurred, resulting in the recognition of additional income from the direct financing lease, as only the first two years of percentage rent were considered in the determination of the investment in the direct financing lease receivable. The decrease in cash paid for taxes was primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

Investing activities provided cash of $21.9 million and used cash of $16.9 million during the nine months ended September 30, 2018 and 2017, respectively.  Net cash provided by investing activities during the nine months ended September 30, 2018 primarily consisted of rental payments received from tenants and applied against the lease receivable on our balance sheet of $37.2 million, partially offset by $15.6 million of payments related to the October 1, 2018 acquisition of the Tropicana real estate assets. Net cash used by investing activities during the nine months ended September 30, 2017 consisted of cash payments of $83.3 million primarily related to the acquisition of the Tunica Properties and capital expenditures of $2.3 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5 year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $54.5 million.

Financing activities provided cash of $593.6 million and used cash of $465.1 million during the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities during the nine months ended September 30, 2018 was driven by proceeds from the issuance of long-term debt of $2,107.4 million and proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings, of $3.7 million, partially offset by dividend payments of $404.6 million, repayments of long-term debt of $1,080.1 million, financing costs of $30.9 million and $1.9 million of premium and related costs paid on the tender of senior unsecured notes. During the nine months ended September 30, 2018, the Company issued $2,100.0 million par value in new senior unsecured notes, completed a tender and redemption of the 2018 Notes, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility. Net cash used by financing activities during the nine months ended September 30, 2017 included dividend payments of $395.2 million and repayments of long-term debt of $325.1 million, partially offset by proceeds from the issuance of common stock, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.8 million and proceeds from the issuance of long-term debt of $100.0 million

Capital Expenditures

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

During the nine months ended September 30, 2018 and 2017, the TRS Properties spent approximately $3.0 million and $2.2 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

As of September 30, 2018, the Company's Credit Facility, consists of a $1,100 million revolving credit facility and a $525 million Term Loan A-1 facility. On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

At September 30, 2018, the Credit Facility had a gross outstanding balance of $525 million, consisting of the $525 million Term Loan A-1 facility. No borrowings were outstanding under the revolving credit facility at September 30, 2018. Additionally, at September 30, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,099.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2018.

On October 10, 2018, the Company entered into the third amendment to the Credit Facility, which increased the Company’s revolving commitments to an aggregate principal amount of $1,175 million.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On September 26, 2018, the Company issued $750 million of 5.30% Senior Unsecured Notes maturing on January 15, 2029 at an issue price equal to 99.985% of the principal amount (the "2029 Notes") and $350 million of 5.25% Senior Unsecured Notes maturing on June 1, 2025 at an issue price equal to 102.148% of the principal amount (the "New 2025 Notes"). The New 2025 Notes will become part of the same series as, and are expected to be fungible with, the Company's previously issued 5.25% Senior Unsecured Notes maturing on June 1, 2025, $500 million aggregate principal amount of which were originally issued on May 21, 2018 (the “Initial 2025 Notes” and together with the "New 2025 Notes" the "2025 Notes"). Interest on the 2025 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018 and is deemed to accrue from May 21, 2018, the issuance date of the Initial 2025 Notes. Interest on the 2029 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019. The net proceeds from the sale of the New 2025 Notes and 2029 Notes, together with funds available under the revolving credit facility were used in October 2018 to (i) finance GLPI’s acquisition of the real property assets of Plainridge Park Casino from Penn and its issuance of a secured mortgage loan to Boyd in connection with Boyd’s acquisition of the real property assets of Belterra Park Gaming & Entertainment Center, (ii) finance GLPI’s acquisition of substantially all the real property assets of five gaming facilities owned by Tropicana and its issuance of a mortgage loan to Eldorado in connection with Eldorado’s acquisition of substantially all the real property assets of Lumière Place, and (iii) pay the estimated transaction fees and expenses associated with the transactions.

On May 21, 2018, the Company completed the Tender Offer to purchase any and all of the outstanding $550 million aggregate principal of its 2018 Notes. The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining 2018 Notes for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date.

Also on May 21, 2018, the Company issued the Initial 2025 Notes and $500 million of 5.75% Senior Unsecured Notes maturing on June 1, 2028 (the "2028 Notes"). Interest on the 2025 Notes and 2028 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of the Initial 2025 Notes and 2028 Notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility, (ii) to finance the tender offer of the 2018 Notes, (iii) to redeem the remaining 2018 Notes and (iv) to pay fees and expenses to amend our Credit Facility, as described above.

 Each of the Company's Senior Unsecured Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,501.1 million at September 30, 2018. Furthermore, $4,975.0 million of our obligations at September 30, 2018, are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2018.

	10/01/18- 12/31/18	1/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	Thereafter	Total	Fair Value at 9/30/2018
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$1,000,000	$400,000	$—	$3,575,000	$4,975,000	$5,107,623
Average interest rate			4.88%	4.38%		5.38%

Variable rate	$—	$—	$—	$525,000	$—	$—	$525,000	$519,750
Average interest rate (1)				4.18%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Following completion of Penn Pinnacle Merger, the majority of our revenues are dependent on Penn and its subsidiaries until we further diversify our portfolio. Any event that has a material adverse effect on Penn’s business, financial position or results of operations is likely to have a material adverse effect on our business, financial position or results of operations.

Following completion of the Penn Pinnacle Merger on October 15, 2018, the majority of our revenue is based on the revenue derived under our master leases with subsidiaries of Penn. Because these master leases are triple-net leases, we depend on Penn to operate the properties that we own in a manner that generates revenues sufficient to allow Penn to meet its obligations to us, including payment of rent and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under the master leases. The ability of Penn to fulfill its obligations depends, in part, upon the overall profitability of its gaming operations and, other than limited contractual protections afforded to us as a landlord, we have no control over Penn or its operations. The inability or unwillingness of Penn to meet its subsidiaries’ rent obligations and other obligations under the master leases, would materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders.

Due to our dependence on rental payments from Penn as a significant source of revenue, we may be limited in our ability to enforce our rights under the master leases or to terminate the master leases with respect to any particular property. Failure by Penn to comply with the terms of its master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property and there could be a decrease or cessation of rental payments by Penn. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues. Likewise, our financial position would be materially weakened if Penn failed to renew or extend any master lease as such lease expires, or if we are unable to lease or re-lease our properties on economically favorable terms

Any event, including the integration of Penn and Pinnacle after the completion of the Penn Pinnacle Merger, that has a material adverse effect on Penn’s business, financial position or results of operations is likely to have a material adverse effect on our business, financial position or results of operations. In addition, continued consolidation in the gaming industry would increase our dependence on our existing tenants and could make it increasingly difficult for us to find alternative tenants for our properties.

We may not achieve the intended benefits from the Tropicana Acquisition or Boyd transactions, which could have an adverse impact on our business.

We consummated the Tropicana Acquisitions on October 1, 2018 and the Boyd transactions on October 15, 2018. However, our ability to successfully realize the expected benefits of these transactions is largely dependent upon Eldorado’s and Boyd’s respective ability to operate our properties in a manner that generates revenues sufficient to allow Eldorado and Boyd to meet their obligations to us, including payment of rent, loan interest and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot guarantee that either Eldorado or Boyd will maintain its operations in a profitable manner and, other than limited contractual protections afforded to us as a landlord and lender, we have no control over either Eldorado’s or Boyd’s business or finances. Our financial position could be materially weakened if either Eldorado or Boyd were unable to meet its obligations to us or failed to renew or extend any lease as such lease expires, or if we were unable to lease or re-lease our properties on economically favorable terms.

In addition, we made a short-term mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Tropicana’s Lumière Place property, and we made a mortgage loan to Boyd in the amount of $57.7 million in connection with Boyd’s acquisition of the Belterra Park property. In our capacity as a lender, we have fewer protections available to us with respect to these properties than we would have as a landlord, and there are regulatory restrictions that may prevent our ability to take possession of these properties upon a default by the borrower. In addition, on the one-year anniversary of the Lumière loan, the mortgage and the related deed of trust on the Lumière Place property will terminate and the loan will continue unsecured.  If Eldorado or Boyd are unable or unwilling to satisfy their respective obligations to us under these loans in a timely manner or at all, our business could be materially and adversely affected.

Our recourse against Tropicana, including for any breaches under the Amended Real Estate Purchase Agreement or the Tropicana Merger Agreement, is limited.

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Eldorado for any breaches of its representations and warranties or covenants included in the Merger Agreement and the Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Eldorado in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the master lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Eldorado, which could have a materially adverse impact on our business and results of operations.

We could be subject to tax on any unrealized net built-in gains on the assets we acquired from Tropicana, which could have a material and adverse effect on our business and financial condition.
The assets we acquired from Tropicana have significant built-in-gains. Since Tropicana was a C corporation, prior to the Tropicana Acquisition, if we dispose of any such appreciated assets during the five-year period following the Tropicana Acquisition, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the Tropicana Acquisition. We would be subject to this tax liability even if we continue to qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant and could have a material and adverse effect on our business and financial condition.
Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to pay dividends to shareholders.
We incurred significant additional indebtedness in connection with our financing for the Tropicana Acquisition and Boyd transactions. As of September 30, 2018, we have approximately $5.4 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:

•
$525 million of total indebtedness outstanding under our Credit Facility, and approximately $1,099.6 million available for borrowing under our Revolver (including $0.4 million of contingent obligations under letters of credit);

•	$5.0 billion of outstanding senior unsecured notes; and

•	approximately $1.1 million of capital lease obligation related to certain assets.

Our material indebtedness could have significant effects on our business and ability to pay dividends to our shareholders, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•
a material portion of our cash flows will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to make acquisitions;

•
it could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•	it could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth;

•	it could increase our interest expense if interest rates in general increase because our indebtedness under the Credit Facility bears interest at floating rates;

•	it could limit our ability to take advantage of strategic business opportunities; and

•
it could make it more difficult for us to satisfy our obligations with respect to our indebtedness. Any failure to comply with the obligations of any of our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Facility and other outstanding debt obligations.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms would have an adverse effect, which could be material to our business, financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1
Amendment No. 1 and Joinder to Real Estate Purchase and Sale Agreement, dated as of October 1, 2018, by and among Tropicana Entertainment, Inc., Eldorado Resorts, Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K, filed on October 1, 2018).

4.1
Seventh Supplemental Indenture, dated as of September 26, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.300% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.2	Form of 2029 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

10.1*	Sixth Amendment to the Master Lease Agreement, dated as of August 8, 2018, by and among GLP Capital L.P. and Penn Tenant LLC.

10.2
Master Lease, dated October 1, 2018, by and among GLP Capital, L.P., Tropicana AC Sub Corp., Tropicana Entertainment, Inc. and Tropicana Atlantic City Corp (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 1, 2018).

10.3
Fourth Amendment to the Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.4
Master Lease Agreement, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.5*
Amendment No. 3, dated as of October 10, 2018, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

November 1, 2018	By:	/s/ Steven T. Snyder
Steven T. Snyder
Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)