Form 10-K
period 2018-12-31
Gaming & Leisure Properties, Inc.
filed 2019-02-13
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 29, 2018.
The number of shares of the registrant's common stock outstanding as of February 8, 2019 was 214,638,534.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2019 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and to secure additional avenues of growth beyond the gaming industry In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•
the ability and willingness of our tenants, operators and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including lease and note requirements and in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

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

•
the satisfaction of the mortgage loan made to Eldorado Resorts, Inc. ("Eldorado") by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the master lease agreement with Eldorado;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets, including for acquisitions or refinancing due to maturities;

•	adverse changes in our credit rating;

•	fluctuating interest rates;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

•	GLPI's duty to indemnify Penn National Gaming, Inc. ("Penn") in certain circumstances if the spin-off transaction described in Part 1 of this Annual Report on Form 10-K fails to be tax-free;

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, real estate investment trusts or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•	additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.
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

 This Annual Report on Form 10-K includes information regarding Penn National Gaming, Inc., a Pennsylvania corporation, and its subsidiaries (collectively "Penn"), Eldorado Resorts, Inc., a Nevada corporation, and its subsidiaries (collectively "Eldorado") and Boyd Gaming Corporation, a Nevada corporation, and its subsidiaries (collectively "Boyd"). Penn, Eldorado and Boyd are subject to the reporting requirements of the U.S. Securities and Exchange Commission ("SEC") and are required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Penn, Eldorado and Boyd provided in this Annual Report on Form 10-K has been derived from Penn's, Eldorado's and Boyd's respective public filings. We have not independently verified this information. We have no reason to believe that this information derived from such public filings is inaccurate in any material respect that has not been disclosed publicly. We are providing this data for information purposes only. Penn's, Eldorado's and Boyd's filings with the SEC can be found at www.sec.gov.
In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and subsidiaries, unless the context indicates otherwise.
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville), which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs. GLPI owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc.
The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes for the year ended December 31, 2014, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements (the "Purging Distribution").
As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of these assets to Penn for use by its subsidiaries pursuant to a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra

Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). See Note 4 for further details surrounding the original Pinnacle acquisition and the subsequent acquisition of Pinnacle by Penn.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, and maintenance expenses that arise from the use of the property. As of December 31, 2018, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged property) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and contain approximately 23.5 million square feet. As of December 31, 2018, the Company's properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. (“Tropicana”) and certain of its affiliates pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) dated April 15, 2018 between Tropicana and GLP Capital L.P. (“GLP Capital”), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the “Amended Real Estate Purchase Agreement”). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the “GLP Assets”) from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5 -year renewal periods (exercisable by Eldorado) on the same terms and conditions (the “Eldorado Master Lease”). Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place (together with the Tropicana Acquisition the "Tropicana Transactions").
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
Tenants
As of December 31, 2018, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Penn, Eldorado and Boyd are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. The obligations under the Penn and Amended Pinnacle Master Leases are guaranteed by Penn and by most of Penn's subsidiaries that occupy and operate the facilities leased under the respective master leases. The obligations under the Eldorado Master Lease are guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities under the

Eldorado Master Lease. The obligations under the Boyd Master Lease are guaranteed by most of Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. Additionally, the real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Penn under a single property triple-net operating lease (the "Meadows Lease"). GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the master leases (the "Casino Queen Lease").

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

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years.

 The Eldorado Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Eldorado Master Lease during the preceding two years.

 The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years.

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

The rent structure under the Casino Queen Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to a fixed amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five-year period.

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
Our tenants do not have the ability to terminate their obligations under our long-term tenant leases prior to their initial expiration without the Company's consent. If our long-term tenant leases are terminated prior to their initial expiration other than with our consent, our tenants may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property. All of our tenant leases contain a limited number of renewal options which may be exercised at our tenants' option. The Penn Master Lease, the Eldorado Master Lease and the Casino Queen Lease each have an initial term of 15 years with no purchase option, followed by four 5-year renewal options (exercisable by Penn, Eldorado or Casino Queen, respectively) on the same terms and conditions, while the Amended Pinnacle Master Lease and the Boyd Master Lease each have an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease) with no purchase option, followed by five 5-year renewal options (exercisable by Penn or Boyd, respectively) on the same terms and conditions. The Meadows Lease has an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term (exercisable by Penn) on the same terms and conditions.

The following table summarizes certain features of our properties as of December 31, 2018:

	Location	Tenant/Operator	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Penn	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Penn	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	Penn	322,446	275.6	—	100
Argosy Casino Alton	Alton, IL	Penn	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Penn	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	Penn	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn	511,249	298.6	—	150
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn	451,758	573.7	—	—
M Resort	Henderson, NV	Penn	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Penn	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	Penn	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Penn	450,397	37.9	—	248
Hollywood Casino Tunica	Tunica, MS	Penn	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Penn	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn	645,270	222.4	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn	177,448	193.4	—	—
Resorts Casino Tunica	Tunica, MS	Penn	319,823	—	86.6	201
1st Jackpot Casino	Tunica, MS	Penn	78,941	52.9	93.8	—
Ameristar Black Hawk	Black Hawk, CO	Penn	775,744	104.1	—	535
Ameristar East Chicago	East Chicago, IN	Penn	509,867	—	21.6	288
Ameristar Council Bluffs (3)	Council Bluffs, IA	Penn	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Penn	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Penn	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Penn	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Penn	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Penn	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	Penn	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	Penn	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	Penn	196,473	87.9	—	—
The Meadows Racetrack and Casino (3)	Washington, PA	Penn	417,921	155.5	—	—
Casino Queen	East St. Louis, IL	Casino Queen	330,502	67.2	—	157
Belterra Casino Resort	Florence, IN	Boyd	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd	1,272,938	241.2	—	397
Tropicana Atlantic City	Atlantic City, NJ	Eldorado	4,232,018	18.3	—	2,366
Tropicana Evansville	Evansville, IN	Eldorado	754,833	18.4	10.2	338
Tropicana Laughlin	Laughlin, NV	Eldorado	936,453	93.6	—	1,487
Trop Casino Greenville	Greenville, MS	Eldorado	94,017	—	7.4	40
Belle of Baton Rouge	Baton Rouge, LA	Eldorado	386,398	13.1	0.8	288
			21,846,920	4,549.1	884.8	12,026

Mortgaged Properties
Belterra Park Gaming & Entertainment Center (5)	Cincinnati, OH	Boyd	372,650	160.0	—	—

Lumiére Place (5)	St. Louis, MO	Eldorado	1,020,782	18.5	—	494
			1,393,432	178.5	—	494

Other Properties
Other owned buildings and land (6)	various	N/A	23,400	3.9	—	—

TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	GLPI	95,318	25.1	—	—
Hollywood Casino Perryville	Perryville, MD	GLPI	97,961	36.4	—	—
			193,279	61.5	—	—
Total			23,457,031	4,793.0	884.8	12,520

(1)	Square footage includes air-conditioned space and excludes parking garages and barns.

(2)
Leased acreage reflects land subject to leases with third-parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

(3)	These properties include hotels not owned by the Company. Square footage and rooms associated with properties not owned by GLPI are excluded from the table above.

(4)	Encompasses two gaming properties in Jackpot, Nevada, Cactus Petes and The Horseshu.

(5)
The Company financed the purchase of these properties by their respective owner-operators through mortgage loans to the owner-operators. Square footage, acreage and rooms associated with these properties that we do not own are included in this table for informational purposes only.

(6)	This includes our corporate headquarters building and undeveloped land the Company owns at locations other than its tenant occupied properties.
Hollywood Casino Lawrenceburg
We own 73.1 acres and lease 32.1 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot, with an additional surface lot used for remote parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Aurora
We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 0.4 acres, on which the pavilion is located. The property also includes two parking garages under capital lease agreements and rights to a pedestrian walkway bridge under an operating lease, together comprising 1.7 acres. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Joliet
We own 275.6 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a parking garage, surface parking areas and a recreational vehicle park. This property is leased to Penn as part of the Penn Master Lease.
Argosy Casino Alton
We lease 3.6 acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas. In addition, we own an office building property consisting of 0.2 acres. This property is leased to Penn as part of the Penn Master Lease.

Hollywood Casino Toledo
We own a 42.3 acre site in Toledo, Ohio, where Hollywood Casino Toledo is located. The property includes a casino as well as structured and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Columbus
We own 116.2 acres of land in Columbus, Ohio, where Hollywood Casino Columbus is located. The property includes a casino as well as structured and surface parking. this property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino at Charles Town Races
We own 298.6 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise the Hollywood Casino at Charles Town Races. The facility includes a 150-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and stable facilities for over 1,300 horses. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino at Penn National Race Course
We own 573.7 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 181 acres. The facility includes a casino, a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes approximately 393 acres surrounding the Penn National Race Course that are available for future expansion or development. This property is leased to Penn as part of the Penn Master Lease.
M Resort
We own 83.5 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a casino, a 390-room hotel and a parking facility. In addition, our tenant has rights to 4.0 acres of land at the casino site. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Bangor
We lease 2.5 acres in Bangor, Maine on which Hollywood Casino Bangor is located. We also own 6.4 acres adjacent to the casino on which a 152-room hotel and a four-story parking garage are located. In addition, we lease 35.4 acres at and around historic Bass Park, which is adjacent to the casino and includes a one-half mile standardbred racetrack, a grandstand with over 12,000 square feet and seating for 3,500 patrons and parking. This property is leased to Penn as part of the Penn Master Lease.
Zia Park Casino
We own 317.4 acres in Hobbs, New Mexico, where the Zia Park Casino is located. The property also includes a one-mile thoroughbred and quarterhorse racetrack. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Gulf Coast
We own 578.7 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a casino, an 18-hole golf course, a 291-room hotel, a recreational vehicle park and other facilities. This property is leased to Penn as part of the Penn Master Lease.
Argosy Casino Riverside
We own 37.9 acres in Riverside, Missouri, which includes a barge-based casino, a 248-room hotel, an entertainment/banquet facility and a parking garage. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Tunica
We lease 67.7 acres of land in Tunica, Mississippi. The property includes a dockside single-level casino, a 494-room hotel, surface parking and other land-based facilities. This property is leased to Penn as part of the Penn Master Lease.
Boomtown Biloxi
We lease 1.0 acre of land mostly used for parking and a welcome center and own an additional 1.5 acres in Biloxi, Mississippi. In addition, our tenant has rights to 18.5 acres of land, most of which is utilized for the dockside casino and 4.5 acres of submerged tidelands at the casino site. This property is leased to Penn as part of the Penn Master Lease.

Hollywood Casino St. Louis
We own 222.4 acres along the Missouri River in Maryland Heights, Missouri. The property includes a casino, a 502-room hotel and structure and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Gaming at Dayton Raceway
We own 119.7 acres in Dayton, Ohio, where Penn opened Hollywood Gaming at Dayton Raceway on August 28, 2014. The property includes a gaming facility, a 5/8-mile all-weather standardbred racetrack and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Gaming at Mahoning Valley Race Course
We own 193.4 acres in Youngstown, Ohio, where Penn opened Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. The property includes a gaming facility, a one-mile thoroughbred racetrack and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Resorts Casino Tunica
We lease 86.6 acres in Tunica, Mississippi, where the Resorts Casino Tunica is located. The property is located along the Mississippi River and includes a dockside casino, surface parking, a 201-room hotel and other land-based facilities. This property is leased to Penn as part of the Penn Master Lease.
1st Jackpot Casino
We own 52.9 acres of wetlands and lease an additional 93.8 acres in Tunica, Mississippi located approximately 30 miles from downtown Memphis, Tennessee. The property is located along the Mississippi River and includes a dockside casino, surface parking and other land-based facilities. This property is leased to Penn as part of the Penn Master Lease.
Ameristar Black Hawk
We own 104.1 acres in Black Hawk, Colorado which includes a casino and a 535 room hotel. The casino property sits on approximately 6 acres and the remaining 98 acres, which are located across the street from the casino, are used mainly for overflow parking, administrative offices and a warehouse. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar East Chicago

We lease 21.6 acres in East Chicago, Indiana located approximately 25 miles from downtown Chicago, Illinois. The property includes a dockside riverboat casino and a 288 room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar Council Bluffs

We own 36.2 acres and lease an additional 22.6 acres in Council Bluffs, Iowa. The property is located across the Missouri River from Omaha, Nebraska. The property includes a dockside casino and a 160 room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

L’ Auberge Baton Rouge

We own 99.1 acres in Baton Rouge, Louisiana. The property includes a dockside casino and a 205 room hotel and is located approximately 10 miles south of downtown Baton Rouge. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Boomtown Bossier City

We own 21.8 acres on the banks of the Red River in Bossier City, Louisiana. The property features a 187 room hotel adjoining a dockside riverboat casino. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

L’Auberge Lake Charles

We lease 234.5 acres in Lake Charles, Louisiana. The property includes a dockside casino and a 995 room hotel and is one of the closest full-scale casino-hotel facilities to Houston, Texas. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Boomtown New Orleans

We own 53.6 acres in Harvey, Louisiana. The property includes a dockside riverboat casino and a 150 room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar Vicksburg

We own 74.1 acres in Vicksburg, Mississippi. The property includes a dockside riverboat casino and a 148 room hotel. Also located on the property is a recreational vehicle park and buildings which are used for warehousing and support services. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

River City Casino and Hotel

We lease 83.4 acres in St. Louis County Missouri approximately 12 miles south of downtown St. Louis. The property includes a dockside casino and a 200 room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Jackpot Properties

We own 79.5 acres in Jackpot, Nevada, encompassing Cactus Petes and The Horseshu. In addition to these two casinos, the property includes a 416 room hotel and a recreational vehicle park. These two properties sit directly across from each other with Highway 93 separating them. These properties are leased to Penn as part of the Amended Pinnacle Master Lease.

Plainridge Park Casino

We own 87.9 acres in Plainridge, Massachusetts. The property includes a gaming facility, live harness racing on a 5/8 mile track, 1,620 structured and surface parking spaces, a grandstand and a clubhouse. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

The Meadows Racetrack and Casino

We own 155.5 acres in Washington, Pennsylvania. The property includes a casino, an off-track wagering facility, a 24-lane bowling alley and a state-of-the-art 5/8- mile harness track with a 500-seat grandstand. This property is leased to Penn under the Meadows Lease.
Casino Queen
We own 67.2 acres in East St. Louis, Illinois,. The property includes a casino, a 157-room hotel, a recreational vehicle park and surface parking areas. This property is leased to Casino Queen under the Casino Queen Lease.
Belterra Casino Resort

We own 167.1 acres and lease an additional 148.5 acres in Florence, Indiana. The property is located along the Ohio River and includes a dockside riverboat casino, an 18-hole golf course and a 608 room casino hotel, in addition to the 54 room Ogle Haus Inn. This property is leased to Boyd as part of the Boyd Master Lease.

Ameristar Kansas City

We own 224.5 acres in Kansas City, Missouri, along the north bank of the Missouri River and lease an additional 31.4 adjacent acres. The property includes a dockside casino and a 184 room hotel. This property is leased to Boyd as part of the Boyd Master Lease.

Ameristar St. Charles

We own 241.2 acres in St. Charles, Missouri, along the west bank of the Missouri River. The property includes a dockside casino and a 397 room hotel. This property is leased to Boyd as part of the Boyd Master Lease.

Tropicana Atlantic City

We own 18.3 acres in Atlantic City, New Jersey. The property includes a casino and 2,366 hotel rooms across five hotel towers. This property is leased to Eldorado as part of the Eldorado Master Lease.

Tropicana Evansville

We own 18.4 acres and lease another 10.2 acres along the banks of the Ohio river in Evansville, Indiana. The property includes a casino and two hotels with a combined 338 rooms along with a 1,660 vehicle attached parking garage. This property is leased to Eldorado as part of the Eldorado Master Lease.

Tropicana Laughlin

We own 93.6 acres in Laughlin, Nevada. The property includes a casino and a 1,487 room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Trop Casino Greenville

We lease 7.4 acres in historic downtown Greenville, Mississippi. The property includes a riverboat and casino and a 40 room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Belle of Baton Rouge

We own 13.1 acres and lease another 0.8 acres in the downtown historic district of Baton Rouge, Louisiana. The property includes a dockside casino and a 288 room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Mortgaged Properties

Belterra Park Gaming and Entertainment Center

We hold the mortgage on this property which encompasses 160.0 acres on the banks of the Ohio River approximately 10 minutes from downtown Cincinnati, Ohio. The property includes a gaming facility and live thoroughbred racing on two tracks, a 7/8 mile turf track and a one mile dirt track.

Lumière Place

We hold the mortgage on this property which encompasses 18.5 acres overlooking the Mississippi River in historic downtown St. Louis, Missouri. The property includes a casino and two hotels with a combined 494 rooms.

TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino operating in Baton Rouge, Louisiana. The riverboat features approximately 29,000 square feet of gaming space with 894 gaming machines and 12 table games and also features a deli. The facility also includes a two-story, 66,318 square foot dockside building featuring a variety of amenities, including a grill, a 268-seat buffet, a premium players' lounge, an event venue, a lobby bar, a public atrium, two meeting rooms and 1,407 surface parking spaces.
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 822 slot machines, 14 table games, 8 poker tables and a simulcast race book. The facility also offers several third-party operated food and beverage options, including a bar and grill, a casino bar, a gift shop and 1,600 surface parking spaces with valet and self-parking.
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
In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which our gaming tenants and operators are located have legalized, and may expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming tenants and operators and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' and operators' ability to compete with facilities in nearby jurisdictions.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 16—Segment Information" for further information with respect to the Company's segments.
Executive Officers of the Company

Name	Age	Position
Peter M. Carlino	72	Chairman of the Board and Chief Executive Officer
Steven T. Snyder	58	Interim Chief Financial Officer and Senior Vice President of Corporate Development
Brandon J. Moore	44	Senior Vice President, General Counsel and Secretary
Desiree A. Burke	53	Senior Vice President and Chief Accounting Officer
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
Steven T. Snyder.    Mr. Snyder is our Interim Chief Financial Officer and our Senior Vice President of Corporate Development. Mr. Snyder joined the Company in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, he served as Penn's Senior Vice President of Corporate Development from 2003 and was responsible for identifying and conducting internal and industry analysis of potential acquisitions, partnerships and other opportunities. He joined Penn as Vice President of Corporate Development in May 1998 and held that position until his appointment to Senior Vice President in 2003. Prior to joining Penn, Mr. Snyder was a partner with Hamilton Partners, Ltd. and previously served as Managing Director of

Municipal and Corporate Investment Banking for Meridian Capital Markets. Mr. Snyder began his career in finance at Butcher & Singer, where he served as First Vice President of Public Finance.
Brandon J. Moore.    Mr. Moore is our Senior Vice President, General Counsel and Secretary. Mr. Moore joined the Company in January 2014. Previously, he served as Penn's Vice President, Senior Corporate Counsel from March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
Desiree A. Burke. Ms. Burke joined the Company in April 2014 as our Senior Vice President and Chief Accounting Officer. Previously, Ms. Burke served as Penn's Vice President and Chief Accounting Officer from November 2009. Additionally, she served as Penn's Vice President and Corporate Controller from November 2005 to October 2009. Prior to her time at Penn National Gaming, Inc., Ms. Burke was the Executive Vice President/Director of Financial Reporting and Control for MBNA America Bank, N.A. She joined MBNA in 1994 and held positions of ascending responsibility in the finance department during her tenure. Ms. Burke is a CPA.
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
Taxation of REITs in General
As a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from an investment in a C corporation. A "C corporation" is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders. We will nonetheless be subject to U.S. federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed net taxable income, including undistributed net capital gains.

•	For tax years that began prior to January 1, 2018, we may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

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
We are not treated as holding the assets of a TRS or as receiving any income that the subsidiary earns. Rather, the stock issued by the TRS to us is an asset in our hands, and we treat the dividends paid to us, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of TRSs on a look-through basis in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use a TRS to perform services or conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.
The TRS rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT's tenants that are not conducted on an arm's-length basis. We intend that all of our transactions with our TRS, if any, will be conducted on an arm's-length basis.
Income Tests
As a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions," discharge of indebtedness and certain hedging transactions, generally must be derived from "rents from real property," gains from the sale of real estate assets (but not including certain debt instruments of publicly offered REITs that are not secured by mortgages on real property), interest income derived from mortgage loans secured by real property (including certain types of mortgage-backed securities), dividends received from other REITs, and specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions, discharge of indebtedness and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property. Income and gain from certain hedging transactions will be excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests.
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
Fifth, not more than 25% of the value of our gross assets may be represented by debt instruments of publicly offered REITs that are not secured by mortgages on real property or interests in real property.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2018. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2019 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet determined whether we will elect out of the new interest expense limitation.

The effect of the Tax Cuts and Jobs Act is highly uncertain, both in terms of its direct effect on the taxation of holders of our common stock and its indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. While there have been recent regulations proposed in relation to the Tax Cuts and Jobs Act, there may be a substantial delay or modifications before such regulations are finalized, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.

Shareholders are urged to consult with their own tax advisors with respect to the impact that the Tax Cuts and Jobs Act and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.
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
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity or supplier because of its status as landlord, including Colorado, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, Ohio and Pennsylvania.
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
Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to provide for joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we or our tenants sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.
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
Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to environmental liabilities arising from the business and operations of Pinnacle's real property holdings prior to the Pinnacle transaction (except to the extent first discovered after the end of the term of the Pinnacle Master Lease) was retained by Pinnacle and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Effective October 15, 2018, Penn assumed all obligations of Pinnacle as pursuant to a merger of Pinnacle with and into a subsidiary of Penn. There can be no assurance that Penn will be able to fully satisfy these indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses.
Employees
As of December 31, 2018, we had 644 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 145 of our employees at Hollywood Casino Perryville under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.
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

ITEM 1A.    RISK FACTORS
Risk Factors Relating to Our Business
Following completion of Penn-Pinnacle Merger, the majority of our revenues are dependent on Penn and its subsidiaries until we further diversify our portfolio. Any event that has a material adverse effect on Penn’s business, financial position or results of operations is likely to have a material adverse effect on our business, financial position or results of operations.

Following completion of the Penn-Pinnacle Merger on October 15, 2018, the majority of our revenue is based on the revenue derived under our master leases with subsidiaries of Penn. Because these master leases are triple-net leases, we depend on Penn to operate the properties that we own in a manner that generates revenues sufficient to allow Penn to meet its obligations to us, including payment of rent and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under the master leases. The ability of Penn to fulfill its obligations depends, in part, upon the overall profitability of its gaming operations and, other than limited contractual protections afforded to us as a landlord, we have no control over Penn or its operations. The inability or unwillingness of Penn to meet its subsidiaries’ rent obligations and other obligations under the master leases, would materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders.

Due to our dependence on rental payments from Penn as a significant source of revenue, we may be limited in our ability to enforce our rights under the master leases. Failure by Penn to comply with the terms of its master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues. Likewise, our financial position would be materially weakened if Penn failed to renew or extend any master lease as such lease expires and we are unable to lease or re-lease our properties on economically favorable terms.

Any event, including the integration of Penn and Pinnacle, that has a material adverse effect on Penn’s business, financial position or results of operations could have a material adverse effect on our business, financial position or results of operations. In addition, continued consolidation in the gaming industry would increase our dependence on our existing tenants and could make it increasingly difficult for us to find alternative tenants for our properties.
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
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services, online sports wagering or games of skill, which allow their customers a wagering alternative to the casino-style, such as remote home gaming or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Certain alternative wagering products may be illegal under federal or state law but operate exclusively in certain states or from overseas locations and are accessible to certain domestic gamblers. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting our TRS Properties and the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize several forms of internet gaming and other alternative wagering products in a number of states. Further, several states have already approved intrastate internet gaming. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our TRS Properties and of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. A component of the rent under our leases is based, over time, on the performance of the gaming facilities operated by Penn, Eldorado, Boyd and Casino Queen on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
We face extensive regulation from gaming and other regulatory authorities.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject us, our officers, directors and shareholders to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers, directors and shareholders are also required to maintain licenses or a finding of suitability.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses or gaming facilities in which a person may hold an ownership or a controlling interest. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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
The tenants of our gaming properties are operators of gaming facilities and must be licensed under applicable state law. Prior to the transfer of gaming facilities, including a controlling interest, the new owner or operator generally must become licensed under applicable state law. In the event that any current lease or any future lease agreement we enter into is terminated or expires and a new tenant is found, any delays in the new tenant receiving regulatory approvals from the applicable state government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent.
We may not achieve the intended benefits from the Tropicana Acquisition or the Boyd Master Lease, which could have an adverse impact on our business.

We consummated the Tropicana Acquisition on October 1, 2018 and entered into a master lease agreement with Boyd on October 15, 2018. However, our ability to successfully realize the expected benefits of these transactions is largely dependent upon Eldorado’s and Boyd’s respective ability to operate our properties in a manner that generates revenues sufficient to allow Eldorado and Boyd to meet their obligations to us, including payment of rent, loan interest and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. We cannot guarantee that either Eldorado or Boyd will maintain its operations in a profitable manner and, other than limited contractual protections afforded to us as a landlord and, under limited circumstances, as a lender, we have no control over either Eldorado’s or Boyd’s business or finances. Our financial position could be materially weakened if either Eldorado or Boyd were unable to meet its obligations to us or failed to renew or extend any lease as such lease expires, or if we were unable to lease or re-lease our properties on economically favorable terms.

In addition, we made a short-term mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Tropicana’s Lumière Place property, and we made a mortgage loan to Boyd in the amount of $57.7 million in connection with Boyd’s acquisition of the Belterra Park property. In our capacity as a lender, we have fewer protections available to us with respect to these properties than we would have as a landlord, and there are regulatory restrictions that may prevent our ability to take possession of these properties upon a default by the borrower. In addition, on the one-year anniversary of the Lumière loan, the mortgage and the related deed of trust on the Lumière Place property will terminate and the loan will continue unsecured.  If Eldorado or Boyd are unable or unwilling to satisfy their respective obligations to us under these loans in a timely manner or at all, our business and/or our financial position could be materially and adversely affected.

Our pursuit of strategic acquisitions unrelated to the gaming industry may be unsuccessful or fail to meet our expectations.

We may pursue strategic acquisitions of real property assets unrelated to the gaming industry, including acquisitions that may be complementary to our existing gaming properties.  Our management does not possess the same level of expertise with the dynamics and market conditions applicable to non-gaming assets, which could adversely affect the results of our expansion into other asset classes.  In addition, we may be unable to achieve our desired return on our investments in new or adjacent asset classes.
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
A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer's ability to meet its claim payment obligations. A failure of an insurance company to make payments to us or our tenants upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.
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
Specific factors that may have a significant effect on the market price for our common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable REITs;

•	actual or anticipated fluctuations in our revenue stream or future prospects;

•	strategic actions taken by us or our competitors, such as acquisitions;

•	our failure to close pending acquisitions;

•	our failure to achieve the perceived benefits of our acquisitions, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•	changes in tax or accounting standards, policies, guidance, interpretations or principles;

•	changes in the interest rate environment;

•	adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of our common stock by members of our management team or other significant shareholders.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially impair the value of those investments.
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. Although we do not operate or manage most of our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.
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
Although we require our operators and tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.
Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.
The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer, but does not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act require guidance through the issuance of Treasury regulations in order to assess their effect. While there have been recent regulations proposed in relation to the Tax Cuts and Jobs Act, there may be a substantial delay or modifications before such regulations are finalized, increasing the uncertainty as to the ultimate effect of the statutory amendments on us.
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
We elected on our 2014 U.S. federal income tax return to be treated as a REIT and intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. We currently operate, and intend to continue to operate, in a manner that will allow us to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. We received an opinion from our special tax advisors, Wachtell, Lipton, Rosen & Katz and KPMG LLP (collectively the "Special Tax Advisors"), with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court. The opinions of the Special Tax Advisors represent only the view of the Special Tax Advisors based on their review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinions are expressed as of the date issued. The Special Tax Advisors have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Special Tax Advisors and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which are not monitored by the Special Tax Advisors. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
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
We could fail to qualify to be taxed as a REIT if income we receive from Penn, Eldorado, Boyd, or their subsidiaries, is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Penn, Eldorado, Boyd or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if the Penn Master Lease, Amended Pinnacle Master Lease, Eldorado Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Penn Master Lease, Amended Pinnacle Master Lease, Eldorado Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents received or accrued by us from Penn, Eldorado, Boyd or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock, Eldorado stock or Boyd stock entitled to vote or 10% or more of the total value of all classes of Penn stock, Eldorado stock or Boyd stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Penn, Eldorado, Boyd or their subsidiaries, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Penn, Eldorado, Boyd or their subsidiaries, will not be treated as qualifying rent for purposes of REIT qualification requirements.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced) and (ii) shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to “qualified dividend income” or treated as capital gain dividends), subject to certain limitations.
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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, or pay dividends in the form of taxable in-kind distributions of property, including potentially, shares of our common stock to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock. Restrictions on our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of Penn to make rental payments under the Penn Master Lease, the Amended Pinnacle Master Lease or the Meadows Lease, as applicable, would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.
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
We could be subject to tax on any unrealized net built-in gains on the assets held before electing to be treated as a REIT and on the assets acquired from Pinnacle (prior to the Penn-Pinnacle Merger), which could have a material and adverse effect on our business and financial condition.
We own appreciated assets that were held by a C corporation before we elected to be treated as a REIT and were acquired in a transaction in which the adjusted tax basis of the assets in our ownership is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our acquisition of the assets from the C corporation (i.e., during the five-year period following our qualification as a REIT), we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The assets acquired from Pinnacle (prior to the Penn-Pinnacle Merger) are expected to have significant built-in-gains. Because, prior to the original Pinnacle transaction, Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the transactions, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the transaction.
We would be subject to this tax liability even if we continue to qualify and maintain our status as a REIT. Any recognized built-in gain will retain our character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-

year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.
Risks Related to Our Capital Structure
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
As of December 31, 2018, we had approximately $5.9 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:

•
$927.0 million of total indebtedness outstanding under our senior unsecured credit facility (the "Credit Facility") (consisting of the $525.0 million Term Loan A-1 facility and $402.0 million of borrowings under our revolving credit facility) and approximately $772.6 million available for borrowing under our Revolver (including $0.4 million of contingent obligations under letters of credit);

•	$4.975 billion of outstanding senior unsecured notes; and

•	approximately $1.1 million of capital lease obligation related to certain assets.
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
We incurred additional indebtedness in connection with our financing for the Tropicana Acquisition, the purchase of Plainridge Park Casino and our mortgage loans to casino owner-operators.
Our increased indebtedness could have significant effects on our business and ability to pay dividends to our shareholders, including the following:

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
If and when additional funds are raised through the issuance of equity securities, including under our "at the market" offering program (the "ATM Program") or in connection with future acquisitions, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
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
Risk Factors Relating to Our Acquisition of Penn, Pinnacle and Tropicana's Gaming Properties
Our recourse against Tropicana, including for any breaches under the Amended Real Estate Purchase Agreement or the Tropicana Merger Agreement, is limited.

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Eldorado for any breaches of its representations and warranties or covenants included in the Merger Agreement and the Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Eldorado in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the Eldorado Master Lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Eldorado, which could have a materially adverse impact on our business and results of operations.
Each of Penn and Pinnacle have contractual obligations to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Penn's ability to satisfy its and Pinnacle's indemnification obligations will not be impaired in the future.
Each of Penn and Pinnacle have contractual obligations to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Penn and Pinnacle agreed to retain, and there can be no assurance that Penn (including as successor in interest to Pinnacle) will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn and such recovery could have a material adverse impact on Penn's financial condition and ability to pay rent due under the Penn Master Lease and/or the Amended Pinnacle Master Lease.
Risk Factors Relating to Our Spin-Off from Penn
If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, GLPI could be subject to significant tax liabilities and, in certain circumstances, GLPI could be required to indemnify Penn for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
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
Peter M. Carlino serves as non-executive Chairman of the Board of Directors of Penn and the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, serves as a director at Penn. These overlapping positions could create, or appear to create, potential conflicts of interest when our or Penn's management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and Penn. For example, potential conflicts of interest could arise in connection with the negotiation or the resolution of any dispute between us and Penn (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship (e.g., Penn Master Lease) thereafter. Potential conflicts of interest could also arise if we and Penn enter into any commercial arrangements with each other in the future. We have established a mechanism in our Corporate Governance Guidelines to address potential conflicts through the use of an independent director but there can be no assurance that this process will completely eliminate conflicts resulting from overlapping directors. In addition to potential conflicts of interest, the overlapping director position could create obstacles to engaging in certain transactions in close proximity to existing Penn properties and there can be no assurance that we will be able to overcome such obstacles.
Potential indemnification liabilities of GLPI pursuant to the Separation and Distribution Agreement could materially adversely affect GLPI.
The Separation and Distribution Agreement between GLPI and Penn provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and provisions governing the relationship between GLPI and Penn with respect to and resulting from the separation.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2018, the Company had 42 rental properties, consisting of the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with five gaming and related facilities operated by Eldorado, the real property associated with three gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
GLPI Financed Properties
As of December 31, 2018, the Company had financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. For additional information pertaining to these properties see Item 1.
TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino located on approximately 21.1 acres, which we own, on the east bank of the Mississippi River in the East Baton Rouge Downtown Development District. The property site serves as the dockside embarkation for Hollywood Casino Baton Rouge and features a two-story building. We also own approximately 4.0 acres of land which features a railroad underpass that provides unimpeded access to the casino property.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 8, 2019, there were approximately 697 holders of record of our common stock.
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
Cash available for distribution to GLPI shareholders is derived from income from real estate and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 14 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for the five-year period ended December 31, 2018 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2018 (1)	2017 (1)	2016 (1)	2015	2014
	(in thousands, except per share data)
Income statement data:
Total revenues	$1,055,727	$971,307	$828,255	$575,053	$591,068
Total operating expenses	461,917	365,789	347,632	317,638	332,562
Income from operations	593,810	605,518	480,623	257,415	258,506
Total other expenses	249,330	215,133	183,773	121,851	114,586
Income before income taxes	344,480	390,385	296,850	135,564	143,920
Taxes on income	4,964	9,787	7,545	7,442	5,113
Net income (2)	$339,516	$380,598	$289,305	$128,122	$138,807
Per share data:
Basic earnings per common share	$1.59	$1.80	$1.62	$1.12	$1.23
Diluted earnings per common share	$1.58	$1.79	$1.60	$1.08	$1.18
Weighted shares outstanding - Basic	213,720	210,705	178,594	114,432	112,037
Weighted shares outstanding - Diluted	214,779	212,752	180,622	118,439	117,586
Other data:
Net cash provided by operating activities	$654,433	$598,711	$514,370	$319,688	$273,259
Net cash (used in) provided by investing activities	(1,509,784)	698	(3,218,616)	(14,142)	(317,319)
Net cash provided by (used in) financing activities	852,080	(606,911)	2,698,927	(299,644)	(205,188)
Depreciation and amortization	148,365	123,835	115,717	109,783	106,843
Straight-line rent adjustments	61,888	65,971	58,673	55,825	44,877
Goodwill impairment charges (2)	59,454	—	—	—	—
Collections of principal payments on investment in direct financing lease (3)	38,459	73,072	48,533	—	—
Interest expense	247,684	217,068	185,896	124,183	117,030
Capital expenditures (4)	4,304	3,256	3,441	19,102	142,769
Balance sheet data:
Cash and cash equivalents	$25,783	$29,054	$36,556	$41,875	$35,973
Real estate investments, net (3)	7,331,460	3,662,045	3,739,091	2,090,059	2,180,124
Investment in direct financing lease, net (3)	—	2,637,639	2,710,711	—	—
Total assets	8,577,293	7,246,882	7,369,330	2,448,155	2,525,454
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,853,497	4,442,880	4,664,965	2,510,341	2,570,361
Shareholders' equity (deficit)	2,265,607	2,458,247	2,433,869	(253,514)	(176,290)
Property Data:
Number of rental properties owned at year end	42	36	34	19	19
Rentable square feet at year end	21,847	15,198	14,799	6,970	6,970

(1)
In October 2018, the Company purchased the real property assets of five Tropicana properties for approximately $992.5 million. These assets were subsequently leased to Eldorado under a triple-net master lease. Also in October

2018, the Company purchased Plainridge Park from Penn for $250.9 million in conjunction with the Penn-Pinnacle Merger. This property was leased back to Penn under the Amended Pinnacle Master Lease. The purchase of these assets contributed to the Company's growth in asset base as well as improved financial performance during fiscal year 2018.

In April 2016, the Company purchased substantially all of the real property assets of Pinnacle for approximately $4.8 billion. The purchase of these assets, which were subsequently leased back to Pinnacle under a triple-net lease and financed through a combination of debt and equity, contributed to the Company's significant growth in asset base as well as improved financial performance during fiscal years 2017 and 2016. To a lesser extent, the purchase of the real property assets of the Meadows for $323.3 million in September 2016 also contributed to the Company's improved operating results during fiscal years 2017 and 2016. Finally, the purchase of the real property assets of the 1st Jackpot Casino and Resorts Casino Tunica for $82.9 million in May 2017 contributed slightly to the Company's increase in net revenues for fiscal year 2017. See Note 4 to the consolidated financial statements for additional information on the Company's acquisitions.

(2)	During the fourth quarter of 2018, the Company recorded an impairment charge of $59.5 million, related to the goodwill recorded on the books of its subsidiary, Hollywood Casino Baton Rouge. This was the largest driver of the decrease in the Company's net income during the year ended December 31, 2018. For further information on the impairment charge see Note 9 to the consolidated financial statements.

(3)
Prior to the Penn-Pinnacle Merger, the Pinnacle Master Lease was bifurcated between an operating lease and a direct financing lease, with the land assets qualifying for operating lease treatment and the building assets triggering direct financing lease treatment. This net investment in direct financing lease was unwound in conjunction with the Penn-Pinnacle Merger, via the fourth amendment to the Pinnacle Master Lease. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840 - Leases ("ASC 840"). Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety, the building assets previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet and all rent received under the Amended Pinnacle Master Lease is recorded as rental income on the Company's consolidated statement of income.

(4)
The higher level of capital expenditures in 2014 was primarily due to the construction of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which opened to the public on August 28, 2014 and September 17, 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino

Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby the Company loaned Boyd $57.7 million. See Note 4 to the consolidated financial statements for further details surrounding the original Pinnacle acquisition and the subsequent acquisition of Pinnacle by Penn.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2018, GLPI's portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities are geographically diversified across 16 states and contain approximately 23.5 million square feet. As of December 31, 2018, our properties were 100% occupied.
We expect to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5 -year renewal periods (exercisable by Eldorado) on the same terms and conditions. Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place.
Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complimentary to GLPI's gaming facilities.
As of December 31, 2018, the majority of our earnings are the result of the rental revenues we receive from our triple-net Master Leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Penn under a single property triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue for the real estate taxes paid by our tenants on the leased properties with an offsetting expense in general and administrative expense within the consolidated statement of income, as we believe we are the primary obligor. Similarly, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in general and administrative expense within the consolidated statement of income, as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

Gaming revenue generated by our TRS Properties is derived primarily from revenue from slot machines and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties are derived from dining, retail, and certain other ancillary activities.

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2018, our portfolio consisted of 46 gaming and related facilities, including 42 rental properties, the TRS Properties and two properties we had financial interests in via secured mortgage loans to the respective casino owner-operators. Our portfolio comprises approximately 23.5 million square feet and over 5,600 acres of land and is broadly diversified by location across 16 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
Three of the company's tenants, Penn, Eldorado and Boyd are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. Additionally, all of the aforementioned tenants are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn's, Eldorado's and Boyd's respective websites for further financial information on these companies.
Long-Term, Triple-Net Lease Structure
Our real estate properties are leased under long-term triple-net leases guaranteed by our tenants, pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, taxes levied on or with respect to the leased properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
Experienced and Committed Management Team
Although our management team has limited experience in operating a REIT, it has extensive gaming and real estate experience. Peter M. Carlino, chief executive officer of GLPI, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. Steven T. Snyder, interim chief financial officer and senior vice president of corporate development of GLPI, is a finance professional with more than 20 years of experience in the gaming industry, including identifying and analyzing potential acquisitions. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,055.7 million and $593.8 million, respectively, for the year ended December 31, 2018, compared to $971.3 million and $605.5 million, respectively, for the year ended December 31, 2017.  The major factors affecting our results for the year ended December 31, 2018, as compared to the year ended December 31, 2017, were:

•
Total income from real estate was $923.2 million and $829.2 million for the years ended December 31, 2018 and 2017, respectively. Total income from real estate increased by $94.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and our entry into the Belterra Park Loan, as well as the performance of the Ohio properties, the impact of the rent escalators under the Penn and Pinnacle master leases, net percentage rent adjustments and the partial recognition of income previously deferred under the Penn Master Lease in accordance with ASC 840.

•
Net revenues for our TRS Properties decreased by $9.5 million for the year ended December 31, 2018, as compared to the prior year, primarily due to decreased revenues at Hollywood Casino Baton Rouge, partially offset by a slight increase in revenues at Hollywood Casino Perryville.

•
Total operating expenses increased by $96.1 million for the year ended December 31, 2018, as compared to the prior year, primarily driven by a goodwill impairment charge of $59.5 million related to Hollywood Casino Baton Rouge and an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety. Also driving the increase in total operating expenses for the year ended December 31, 2018, as compared to the prior year, are accrued retirement costs of $13.1 million related to the retirement of our former Chief Financial Officer.

•
Other expenses, net increased by $34.2 million for the year ended December 31, 2018, as compared to the prior year, driven by an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park and the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger. In addition, the Company incurred losses on the extinguishment of debt during the second quarter of 2018.

•
Income tax expense decreased by $4.8 million for the year ended December 31, 2018, primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties.

•	Net income decreased by $41.1 million for the year ended December 31, 2018, as compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On October 15, 2018, Penn's acquisition of Pinnacle closed, and the Company completed its previously announced transactions with Penn, Pinnacle and Boyd. Concurrent with Penn's acquisition, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park Casino from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. We also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby we loaned Boyd $57.7 million, act as mortgagee and collect interest income from Boyd. Our initial annual real estate income will increase by $45.3 million as a result of these transactions.

◦
On October 1, 2018, the Company purchased the real property assets of five properties from Tropicana for $964.0 million, exclusive of taxes and transaction fees. Concurrent with the acquisition of these properties, Eldorado purchased the operating assets of these Tropicana properties and Lumière Place and entered into a new triple-net master lease with the Company for the lease of the five Tropicana properties purchased by us for a 15-year initial term with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado). Initial annual rent under the Eldorado Master Lease is $87.6 million. The Company also made a loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place, which will generate initial annual interest income of $22.4 million.

•
On May 1, 2017, the Company purchased the real property assets of the 1st Jackpot Casino and Resorts Casino Tunica for $82.9 million. Penn purchased the operating assets of the Tunica Properties directly from the seller, operates both properties and leases the real property assets from the Company under the Penn Master Lease.

TRS Properties

•
During the second quarter of 2018, a smoking ban went into effect at all Baton Rouge, Louisiana casinos, which in combination with the general market deterioration in the Baton Rouge region has contributed to the poor performance of our Hollywood Casino Baton Rouge property, resulting in the impairment charge of $59.5 million during the fourth quarter of 2018.

•
During the first quarter of 2017, Hollywood Casino Perryville outsourced the operation of its food and beverage outlets to a third-party provider. Employees of these outlets are now employees of the third-party; therefore both Hollywood Casino Perryville's revenues and expenses related to food and beverage decreased during the year ended December 31, 2017, as compared to the prior year.

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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with Penn, Eldorado and Boyd under which we lease 32, five and three properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and a separate single property lease by which we lease the Meadows' real estate assets to Penn. The accounting guidance under ASC 840 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new lease or lease modification, to determine if we will account for the lease as a capital or operating lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under capital leases and operating leases.

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
Goodwill and Other Intangible Assets
Under ASC 350 - Intangibles - Goodwill and Other ("ASC 350"), we are required to test goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill or other intangible assets may be impaired. We have elected to perform our annual goodwill and intangible asset impairment tests as of October 1 of each year. Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available.
ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. In order to determine the fair value of the Baton Rouge reporting unit, where the Company's goodwill resides, the Company utilizes a discounted cash flow model, which relies on projected EBITDA to determine the reporting unit's future cash flows. If the carrying amount of the reporting unit exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied value of goodwill. If the implied value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
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
Assumptions and estimates about future cash flow levels are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of our existing operations. A change in any of our assumptions or estimates could result in additional impairment charges in future periods.
Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•
The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and a single property lease and account for a significant portion of our revenue.

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

The consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 are summarized below:

Year Ended December 31,	2018	2017	2016
	(in thousands)
Revenues
Rental income	$747,654	$671,190	$567,444
Income from direct financing lease	81,119	74,333	48,917
Interest income from mortgaged real estate	6,943	—	—
Real estate taxes paid by tenants	87,466	83,698	67,843
Total income from real estate	923,182	829,221	684,204
Gaming, food, beverage and other	132,545	142,086	144,051
Total revenues	1,055,727	971,307	828,255
Operating expenses
Gaming, food, beverage and other	77,127	80,487	82,463
Real estate taxes	88,757	84,666	69,448
Land rights and ground lease expense	28,358	24,005	14,799
General and administrative	71,128	63,151	71,368
Depreciation	137,093	113,480	109,554
Goodwill impairment charges	59,454	—	—
Total operating expenses	461,917	365,789	347,632
Income from operations	$593,810	$605,518	$480,623

Certain information regarding our results of operations by segment for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	Total Revenues			Income from Operations
Year Ended December 31,	2018	2017	2016	2018	2017	2016
	(in thousands)
GLP Capital	$923,182	$829,221	$684,204	$630,122	$578,661	$454,682
TRS Properties	132,545	142,086	144,051	(36,312)	26,857	25,941
Total	$1,055,727	$971,307	$828,255	$593,810	$605,518	$480,623

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

FFO is a non-GAAP financial measure that is considered a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, debt issuance costs amortization, other depreciation, amortization of land rights, straight-line rent adjustments, direct financing lease adjustments, losses on debt extinguishment retirement costs and goodwill impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments, the amortization of land rights, losses on debt extinguishment, retirement costs and goodwill impairment charges.

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

These non-GAAP financial measures: (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity. In addition, these measures should not be viewed as an indication of our ability to fund all of our cash needs, including to make cash distributions to our shareholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, AFFO and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 is as follows:

Year Ended December 31,	2018	2017	2016
	(in thousands)
Net income	$339,516	$380,598	$289,305
Losses (gains) from dispositions of property	309	530	(455)
Real estate depreciation	125,630	100,576	96,074
Funds from operations	$465,455	$481,704	$384,924
Straight-line rent adjustments	61,888	65,971	58,673
Direct financing lease adjustments	38,459	73,072	48,533
Other depreciation	11,463	12,904	13,480
Amortization of land rights	11,272	10,355	6,163
Amortization of debt issuance costs (1)	12,167	13,026	15,146
Stock based compensation	11,152	15,636	18,312
Losses on debt extinguishment	3,473	—	—
Retirement costs	13,149	—	—
Goodwill impairment charges	59,454	—	—
Capital maintenance expenditures	(4,284)	(3,178)	(3,111)
Adjusted funds from operations	$683,648	$669,490	$542,120
Interest, net	245,857	215,133	183,773
Income tax expense	4,964	9,787	7,545
Capital maintenance expenditures	4,284	3,178	3,111
Amortization of debt issuance costs (1)	(12,167)	(13,026)	(15,146)
Adjusted EBITDA	$926,586	$884,562	$721,403

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 is as follows:

	GLP Capital			TRS Properties
Year Ended December 31,	2018	2017	2016	2018	2017	2016
	(in thousands)
Net income	$390,341	$372,832	$280,295	$(50,825)	$7,766	$9,010
Losses (gains) from dispositions of property	76	—	(471)	233	530	16
Real estate depreciation	125,630	100,576	96,074	—	—	—
Funds from operations	$516,047	$473,408	$375,898	$(50,592)	$8,296	$9,026
Straight-line rent adjustments	61,888	65,971	58,673	—	—	—
Direct financing lease adjustments	38,459	73,072	48,533	—	—	—
Other depreciation	2,066	2,076	2,097	9,397	10,828	11,383
Amortization of land rights	11,272	10,355	6,163	—	—	—
Debt issuance costs amortization (1)	12,167	13,026	15,146	—	—	—
Stock based compensation	11,152	15,636	18,312	—	—	—
Losses on debt extinguishment	3,473	—	—	—	—	—
Retirement costs	13,149	—	—	—	—	—
Goodwill impairment charges	—	—	—	59,454	—	—
Capital maintenance expenditures	(55)	—	—	(4,229)	(3,178)	(3,111)
Adjusted funds from operations	$669,618	$653,544	$524,822	$14,030	$15,946	$17,298
Interest, net (2)	235,453	204,730	173,371	10,404	10,403	10,402
Income tax expense	855	1,099	1,016	4,109	8,688	6,529
Capital maintenance expenditures	55	—	—	4,229	3,178	3,111
Debt issuance costs amortization (1)	(12,167)	(13,026)	(15,146)	—	—	—
Adjusted EBITDA	$893,814	$846,347	$684,063	$32,772	$38,215	$37,340

(1) Such amortization is a non-cash component included in interest, net.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the years ended December 31, 2018, 2017 and 2016.

2018 Compared with 2017

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $390.3 million, $516.0 million, $669.6 million and $893.8 million, respectively, for the year ended December 31, 2018. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $372.8 million, $473.4 million, $653.5 million and $846.3 million, respectively, for the year ended December 31, 2017. The increase in net income in our GLP Capital segment was primarily driven by a $94.0 million increase in income from real estate, partially offset by a $42.5 million increase in operating expenses and a $34.2 million increase in other expenses, net. The increase in income from real estate in our GLP Capital segment was primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and our entry into the Belterra Park Loan, as well as the performance of the Ohio properties, the impact of the rent escalators under the Penn and Pinnacle master leases, net percentage rent adjustments and the partial recognition of income previously deferred under the Penn Master Lease in accordance with ASC 840. The increase in operating expenses in our GLP Capital segment was driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety. Also driving the increase in total operating expenses for the year ended December 31, 2018, as compared to the prior year, are accrued retirement costs related to the retirement of our former Chief Financial Officer. The increase in other expenses, net was driven by an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park and the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger. In addition, the Company incurred losses on the extinguishment of debt during the second quarter of 2018.

The changes described above also led to higher FFO for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, partially offset by lower stock based compensation, direct financing lease adjustments and straight-line rent adjustments, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we received from tenants that was applied against our lease receivable and thus not recorded as revenue. These adjustments decreased due to the unwinding of the direct financing lease in October 2018, as the cash received is now recorded as rental income and no add-back to AFFO is necessary. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add-back for interest.

The net loss of $50.8 million for our TRS Properties segment for the year ended December 31, 2018, as compared to net income of $7.8 million for the ended December 31, 2017 was primarily driven by a goodwill impairment charge of $59.5 million at our Hollywood Casino Baton Rouge property. This charge was the result of general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018, both of which significantly impacted the Company's forecasted cash flows for this reporting unit. This charge also led to lower FFO for our TRS Properties segment for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

2017 Compared with 2016

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $372.8 million, $473.4 million, $653.5 million and $846.3 million, respectively, for the year ended December 31, 2017. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $280.3 million, $375.9 million, $524.8 million and $684.1 million, respectively, for the year ended December 31, 2016. The significant increase in net income in our GLP Capital segment was primarily driven by a $145.0 million increase in total revenues, partially offset by a $21.0 million increase in operating expenses and a $31.4 million increase in interest, net. The increase in total revenues in our GLP Capital segment was primarily due to the Pinnacle transaction, which increased rental income, income from the direct financing lease and revenue recorded for real estate taxes paid by our tenants and the Tunica and Meadows transactions, which increased both rental income and revenue recorded for real estate taxes paid by our tenants. The increase in operating expenses in our GLP Capital segment was driven by increases in real estate taxes, primarily as a result of the addition of the Pinnacle and Meadows properties to our real estate portfolio during 2016 and land right and ground rent lease expense, primarily related to the land rights acquired with the Pinnacle and Tunica transactions, partially offset by a decline in general and administrative expenses. The increase in interest, net was driven by higher interest expense related to the Company's additional borrowings incurred to finance the Pinnacle acquisition. The changes described above also led to higher FFO for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as, increases in adjustments for our direct financing lease, increased amortization of land rights related to the acquired ground leases, increased straight-line rent adjustments related to our Meadows Lease and the addition of the Tunica Properties to the Penn Master Lease, partially offset by lower debt issuance costs amortization and stock based compensation, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we receive from tenants that is applied against our lease receivable and thus not recorded as revenue and the amortization of land rights represents the non-cash amortization of the value assigned to the Company's acquired ground leases. These adjustments are added back to arrive at AFFO because they represent, in the case of the direct financing lease adjustments, cash we have received and recorded in taxable income and in the case of the amortization of land rights, non-cash charges which are non-deductible for tax purposes. Therefore, these adjustments help our investors better understand the components of our taxable income which must be distributed to our shareholders. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add-back for interest.

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

Revenues

Revenues for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

				Percentage
Year Ended December 31,	2018	2017	Variance	Variance
Total income from real estate	$923,182	$829,221	$93,961	11.3%
Gaming, food, beverage and other	132,545	142,086	(9,541)	(6.7)%
Total revenues	1,055,727	971,307	84,420	8.7%

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Total income from real estate	$829,221	$684,204	$145,017	21.2%
Gaming, food, beverage and other	142,086	144,051	(1,965)	(1.4)%
Total revenues	971,307	828,255	143,052	17.3%

Total income from real estate

2018 Compared to 2017

For the years ended December 31, 2018 and 2017, total income from real estate was $923.2 million and $829.2 million, respectively, for our GLP Capital segment, which included $87.5 million and $83.7 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During October 2018, we acquired the real estate assets of five casino properties from Tropicana and leased these assets to Eldorado under a new long-term triple-net master lease. We also acquired Plainridge Park from Penn and leased it to Penn under the Amended Pinnacle Master Lease.

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

Total income from real estate increased $94.0 million, or 11.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and our entry into the Belterra Park Loan, as well as the performance of the Ohio properties, the impact of the rent escalators under the Penn and Pinnacle master leases, net percentage rent adjustments and the partial recognition of income previously deferred under the Penn Master Lease in accordance with ASC 840. Specifically, the properties under the Penn Master Lease contributed $18.2 million to the increase in income from real estate for the year ended December 31, 2018, as compared to the year ended December 31, 2017, resulting from the collection of a full year of rent from the Tunica Properties, the impact of the rent escalators, the performance at the Ohio properties and the partial recognition of income previously deferred in accordance with ASC 840, while the Meadows Lease contributed $3.1 million to the increase in income from real estate for the year ended December 31, 2018, as compared to the prior year. The properties under the Amended Pinnacle Master Lease and the Boyd Master Lease contributed an aggregate $40.9 million to the increase in income from real estate for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily resulting from the impact of the rent escalators and the unwinding of the direct financing lease in connection with the Penn-Pinnacle Merger, resulting in all rent received under the Amended Pinnacle Master Lease recorded as rental income on the Company's consolidated statement of income. The Tropicana Transactions contributed $26.6 million to the increase in income from real estate, while the Belterra Park Loan contributed income of $1.4 million. Lastly, real estate taxes contributed $3.8 million to the increase in income from real estate for the year ended December 31, 2018, as compared to the prior year period, primarily due to the addition of the new properties to our real estate portfolio.

2017 Compared to 2016

For the years ended December 31, 2017 and 2016, total income from real estate was $829.2 million and $684.2 million, respectively, for our GLP Capital segment, which included $83.7 million and $67.8 million, respectively, of revenue for the real estate taxes paid by our tenants on the leased properties. During April 2016, we acquired the real estate assets of Pinnacle and immediately leased these assets back to Pinnacle under a long-term triple-net master lease. Under ASC 840, the Pinnacle lease was bifurcated between an operating and direct financing lease, resulting in the recognition of rental revenue for the land portion of the lease and interest income from the direct financing lease, relating to the leased building assets. Additionally, during September 2016, we acquired the real estate assets of the Meadows and leased these assets to Pinnacle under a single property triple-net lease and during May 2017, we acquired the real estate assets of the Tunica Properties and leased these assets to Penn under the Penn Master Lease.

Total income from real estate increased $145.0 million or 21.2% for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a full year of rent for the portion of the rent received under the Pinnacle Master Lease recognized as rental income and as income from the direct financing lease, a full year of rent received under the Meadows Lease and from the addition of the Tunica Properties to the Penn Master Lease, as well as the impact of the Penn and Pinnacle rent escalators, improved results at our two Ohio properties with monthly variable rent and an increase in real estate taxes, primarily resulting from the addition of the Pinnacle properties to our real estate portfolio. Specifically, Pinnacle contributed $103.1 million of rental revenue and income from the direct financing lease to the increase in net revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The Penn properties contributed $14.5 million to the increase in net revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016, resulting from the addition of the Tunica Properties, the impact of the rent escalator and the performance at the Ohio properties, while the Meadows Lease contributed $11.4 million to the increase in net revenues for the year ended December 31, 2017, as compared to the prior year. Lastly, real estate taxes contributed $15.8 million to the increase in net revenues for the year ended December 31, 2017, as compared to the prior year period.

Gaming, food, beverage and other revenue

2018 Compared to 2017

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $9.5 million, or 6.7%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to decreased gaming, food, beverage and other revenues of $10.1 million at Hollywood Casino Baton Rouge, partially offset by a $0.6 million increase in revenues at Hollywood Casino Perryville. The largest driver of the decrease resulted from general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018.

2017 Compared to 2016

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $2.8 million, or 1.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to decreased gaming, food, beverage and other revenues of $2.5 million and $0.3 million at Hollywood Casino Perryville and Hollywood Baton Rouge, respectively. The largest driver of the decrease resulted from lower revenues at Hollywood Casino Perryville, related to the outsourcing of its food and beverage outlets to a third-party provider during the first quarter of 2017.

Operating Expenses

Operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

				Percentage
Year Ended December 31,	2018	2017	Variance	Variance
Gaming, food, beverage and other	$77,127	$80,487	$(3,360)	(4.2)%
Real estate taxes	88,757	84,666	4,091	4.8%
Land rights and ground lease expense	28,358	24,005	4,353	18.1%
General and administrative	71,128	63,151	7,977	12.6%
Depreciation	137,093	113,480	23,613	20.8%
Goodwill impairment charges	59,454	—	59,454	N/A
Total operating expenses	$461,917	$365,789	$96,128	26.3%

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Gaming, food, beverage and other	$80,487	$82,463	$(1,976)	(2.4)%
Real estate taxes	84,666	69,448	15,218	21.9%
Land rights and ground lease expense	24,005	14,799	9,206	62.2%
General and administrative	63,151	71,368	(8,217)	(11.5)%
Depreciation	113,480	109,554	3,926	3.6%
Total operating expenses	$365,789	$347,632	$18,157	5.2%

Gaming, food, beverage and other expense

2018 Compared with 2017

Gaming, food, beverage and other expense for our TRS Properties segment decreased by approximately $3.4 million, or 4.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily resulting from lower gaming taxes due to lower revenues at Hollywood Baton Rouge.

2017 Compared with 2016

Gaming, food, beverage and other expense for our TRS Properties segment decreased by approximately $2.0 million, or 2.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower expenses resulting from the outsourcing of the operations of the food and beverage outlets at Hollywood Casino Perryville during the first quarter of 2017 and lower gaming taxes, resulting from lower revenues at both TRS Properties.

Real estate taxes

2018 Compared with 2017

Real estate taxes increased by $4.1 million, or 4.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the acquisition of the Tropicana properties and Plainridge Park during the year ended December 31, 2018. Although this amount is paid by our tenants, we are required to present this amount in both revenues and expense for financial reporting purposes under ASC 606.

2017 Compared with 2016

Real estate taxes increased by $15.2 million, or 21.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a full year of the real estate tax expense attributable to the acquired Pinnacle and Meadows properties.

Land rights and ground lease expense

2018 Compared with 2017

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $4.4 million, or 18.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the acquisition of rights to six long-term ground leases in connection with the Tropicana Acquisition. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

2017 Compared with 2016

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

2018 Compared with 2017

General and administrative expenses increased by $8.0 million, or 12.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, led primarily by expenses for the retirement of the Chief Financial Officer, partially offset by lower stock-based compensation charges in the current year.

2017 Compared with 2016

General and administrative expenses decreased by $8.2 million, or 11.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, led by lower stock-based compensation charges in the current year.

Depreciation expense

2018 Compared with 2017

Depreciation expense increased by $23.6 million, or 20.8%, to $137.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily resulting from the addition of the Tropicana and Plainridge Park real estate assets to our portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety.

2017 Compared with 2016

Depreciation expense increased by $3.9 million, or 3.6%, to $113.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to a full year of depreciation expense on the Meadows assets, which were acquired in September of 2016.

Goodwill impairment charges

During the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $59.5 million in connection with its operations at Hollywood Casino Baton Rouge. This charge was driven by general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018, both of which significantly impacted the Company's forecasted cash flows for this reporting unit. Subsequent to conducting its impairment tests on other long-lived assets, including the gaming license at Hollywood Casino Perryville, the Company performed Step 1 of the goodwill impairment test, which indicated a potential impairment. Step 1 of the goodwill impairment test involved the determination of the fair value of the Baton Rouge reporting unit and its comparison to the reporting unit's carrying amount. Using a discounted cash flow model, which relied on projected EBITDA to determine the reporting unit's future cash flows, the Company calculated a fair value that was less than the reporting unit's carrying value and proceeded to Step 2. In Step 2 of the goodwill impairment test, the Company performed a fair value allocation as if the reporting unit had been acquired in a business combination and assigned the fair value of the reporting unit calculated in Step 1 to all assets and liabilities of the reporting unit, including any unrecognized intangible assets. Any residual fair value was allocated to goodwill to arrive at the implied fair value of goodwill. After completing the Step 2 allocation, the Company determined the goodwill on its Baton Rouge reporting unit had an implied fair value of $16.1 million and recorded the impairment charge of $59.5 million during the fourth quarter of 2018.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

				Percentage
Year Ended December 31,	2018	2017	Variance	Variance
Interest expense	$(247,684)	$(217,068)	$(30,616)	(14.1)%
Interest income	1,827	1,935	(108)	(5.6)%
Losses on debt extinguishment	$(3,473)	$—	$(3,473)	N/A
Total other expenses	$(249,330)	$(215,133)	$(34,197)	(15.9)%

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Interest expense	$(217,068)	$(185,896)	$(31,172)	(16.8)%
Interest income	1,935	2,123	(188)	(8.9)%
Total other expenses	$(215,133)	$(183,773)	$(31,360)	(17.1)%

Interest expense
2018 Compared with 2017
For the year ended December 31, 2018, interest expense related to our fixed and variable rate borrowings was $247.7 million, as compared to $217.1 million in the year ended December 31, 2017. Interest expense increased primarily due to the issuance of $850 million of 5.25% senior unsecured notes due 2025, $500 million of 5.75% senior unsecured notes due 2028 and $750 million of 5.30% senior unsecured notes due 2029, as well as, increased borrowings under our revolving credit facility, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender and call of our 4.375% senior unsecured notes due 2018 (as described below). The additional borrowings were used to finance the Tropicana Transactions, to purchase Plainridge Park and to fund the Belterra Park Loan.
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

Losses on debt extinguishment

On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility to May 21, 2023. The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

Also on May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered 2018 Notes and the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining 2018 Notes for 100% of the principal amount and accrued and unpaid interest to, but not including, the redemption date.

Taxes

2018 Compared to 2017

Our income tax expense decreased $4.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. During the year ended December 31, 2018, we had income tax expense of approximately $5.0 million, compared to income tax expense of $9.8 million during the year ended December 31, 2017. Our income tax expense is primarily driven from the operations of the TRS Properties, which are taxed at the corporate rate. The decrease in our effective tax rate for the year ended December 31, 2018 is primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower pre-tax income at our TRS Properties. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.4% and 2.5% for the years ended December 31, 2018 and 2017, respectively.

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

Net cash provided by operating activities was $654.4 million, $598.7 million and $514.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The increase in net cash provided by operating activities of $55.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily comprised of an increase in cash receipts from customers/tenants of $74.0 million, (excluding cash received from Pinnacle and classified as an investing activity prior to the Penn-Pinnacle Merger) and a decrease in cash paid for taxes of $6.3 million, partially offset by increases in cash paid to employees of $4.4 million and cash paid for interest of $25.3 million. The increase in cash receipts collected from our customers and tenants for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the Tropicana Transactions, the acquisition of Plainridge Park and our entry into the Belterra Park Loan, all of which resulted in additional income from real estate, as well as the performance of the Ohio properties, the impact of the rent escalators under the Penn and Pinnacle master leases and net percentage rent adjustments, partially offset by a decrease in our TRS Properties' revenues. The decrease in cash paid for taxes was primarily due to the Tax Cuts and Jobs Act, which lowered the corporate tax rate to 21%, effective for tax years including or commencing January 1, 2018, as well as lower income at our TRS Properties. The increase in cash paid for interest was related to the Company's new borrowings which were used to fund the Tropicana Transactions, the acquisition of Plainridge Park and the Belterra Park Loan.

The increase in net cash provided by operating activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to a full year of rent received under both the Pinnacle Master Lease and the Meadows Lease, as well as the additional rent received from Penn related to the new Tunica Properties, the performance of the Ohio properties and the impact of the rent escalators under both the Penn and Pinnacle master leases, partially offset by a decrease in our TRS Properties' net revenues. The increase in cash paid for interest was related to the Company's April 2016 acquisition of Pinnacle's real estate assets and the related borrowings.

Investing activities used net cash of $1,509.8 million during the year ended December 31, 2018, provided net cash of $0.7 million during the year ended December 31, 2017 and used net cash of $3,218.6 million during the year ended December 31, 2016. Net cash used by investing activities during the year ended December 31, 2018 primarily consisted of cash payments of $1,243.5 million related to the acquisition of five Tropicana properties and Plainridge Park and $304 million of cash paid for the origination of mortgage loans to casino owner-operators, partially offset by $38.5 million of rental payments received from tenants and applied against the lease receivable we had on our balance sheet prior to the Penn-Pinnacle Merger. Net cash provided by investing activities during the year ended December 31, 2017 consisted of cash payments of $83.3 million primarily related to the acquisition of the Tunica Properties and capital maintenance expenditures of $3.2 million, partially offset by net cash received of $13.2 million from Casino Queen to retire their five-year term loan and borrow an additional $13.0 million under a new 5.5-year unsecured term loan at 15%, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $73.1 million. Net cash used in investing activities during the year ended

December 31, 2016 consisted of cash payments of $3.3 billion related to the acquisition of the Pinnacle and Meadows' real estate assets, partially offset by principal payments of $3.2 million made by Casino Queen on their five-year term loan, as well as rental payments received from tenants and applied against the lease receivable on our balance sheet of $48.5 million. In addition to the cash paid for the Pinnacle assets, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash investing activity).

Financing activities provided net cash of $852.1 million during the year ended December 31, 2018, used net cash of $606.9 million during the year ended December 31, 2017 and provided net cash of $2,698.9 million during the year ended December 31, 2016. Net cash used by financing activities for the year ended December 31, 2018 was driven by proceeds from the issuance of long-term debt of $2,593.4 million and proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings, of $7.5 million, partially offset by dividend payments of $550.4 million, repayments of long-term debt of $1,164.1 million, financing costs of $32.4 million and $1.9 million of premium and related costs paid on the tender of senior unsecured notes. During the year ended December 31, 2018, the Company issued $2,100.0 million par value of new senior unsecured notes, completed a tender and redemption of the $550 million aggregate principal senior unsecured notes maturing in 2018, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility. Net cash used by financing activities for the year ended December 31, 2017 included dividend payments of $529.4 million and repayments of long-term debt of $335.1 million, partially offset by proceeds from the issuance of common stock under the ATM Program, net of issuance costs of $139.4 million, proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $18.2 million and proceeds from the issuance of long-term debt of $100.0 million. Net cash provided by financing activities for the year ended December 31, 2016 included proceeds from the issuance of long-term debt of $2.6 billion, proceeds from the issuance of common stock, net of issuance costs of $870.8 million and proceeds from stock option exercises of $113.5 million, partially offset by dividend payments of $428.4 million and repayments of long-term debt and financing costs of $409.0 million. During the year ended December 31, 2016, we issued approximately 28.8 million shares of our common stock in a primary equity offering and approximately 1.3 million shares of our common stock under the ATM Program, as well as issuing $1.375 billion in new senior unsecured notes and drawing down on the $825 million term loan A-1 facility. These new debt and equity instruments were utilized to finance the acquisition of the Pinnacle and Meadows' real estate assets. In addition to the shares issued in the primary equity offering and the ATM Offering, we also issued approximately 56.0 million shares of our common stock as consideration for the Pinnacle real estate assets (non-cash financing activity).

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

During the years ended December 31, 2018, 2017 and 2016 we spent approximately $4.3 million, $3.2 million and $3.1 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's Credit Facility consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility. On October 10, 2018, the Company entered into the third amendment to the Credit Facility, which further increased the Company's revolving commitments to an aggregate principal amount of $1,175 million. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

At December 31, 2018, the Credit Facility had a gross outstanding balance of $927 million. Additionally, at December 31, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $772.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2018.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2018, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2018, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity on May 21, 2023 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2018, the Company had an outstanding balance of $4,975 million of senior unsecured notes consisting of the following:

On September 26, 2018, the Company issued $750 million of 5.30% senior unsecured notes maturing on January 15, 2029 at an issue price equal to 99.985% of the principal amount and $350 million of 5.25% senior unsecured notes maturing on June 1, 2025 at an issue price equal to 102.148% of the principal amount (the "New 2025 Notes"). The New 2025 Notes will become part of the same series as, and are expected to be fungible with, the Company's previously issued 5.25% senior notes due 2025, $500 million aggregate principal amount of which were originally issued on May 21, 2018 (the "Initial 2025 Notes"). Interest on the notes maturing in 2025 is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018 and is deemed to accrue from May 21, 2018, the issuance date of the Initial 2025 Notes. Interest on the notes maturing in 2029 is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019. The net proceeds from the sale of the New 2025 Notes and the notes maturing in 2029, together with funds available under the revolving credit facility were used in October 2018 to (i) finance GLPI’s acquisition of the real property assets of Plainridge Park Casino from Penn and its issuance of a secured mortgage loan to Boyd in connection with Boyd’s acquisition of the real property assets of Belterra Park Gaming & Entertainment Center, (ii) finance GLPI’s acquisition of substantially all the real property assets of five gaming facilities owned by Tropicana and its issuance of a mortgage loan to Eldorado in connection with Eldorado’s acquisition of substantially all the real property assets of Lumière Place, and (iii) pay the estimated transaction fees and expenses associated with the transactions.

On May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% senior unsecured notes due 2018. The Company received tenders from the holders of approximately $393.5 million in aggregate principal of these notes, or approximately 72%, in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered notes and the difference between the reaquisition price of the tendered notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining notes for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date.

Also on May 21, 2018, the Company issued $500 million of 5.25% senior unsecured notes maturing on June 1, 2025 and $500 million of 5.75% senior unsecured notes maturing on June 1, 2028. Interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of these notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility, (ii) to finance the tender offer of the 2018 Notes, (iii) to redeem the remaining 2018 Notes and (iv) to pay fees and expenses to amend our Credit Facility, as described above.

On April 28, 2016, in connection with the acquisition of Pinnacle, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026. Interest on these notes is payable semi-annually on April 15 and October 15 of each year. The net proceeds from the sale of these notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Pinnacle Merger, (ii) to pay transaction-related fees and expenses related to the Pinnacle Merger and (iii) for general corporate purposes.

On October 30 and 31, 2013, the Company issued $2,050 million aggregate principal amount of senior unsecured notes: $550 million of 4.375% senior unsecured notes that matured in 2018; $1,000 million of 4.875% senior unsecured notes maturing on November 1, 2020; and $500 million of 5.375% senior unsecured notes maturing on November 1, 2023. Interest on these notes is payable semi-annually on May 1 and November 1 of each year. The net proceeds from the sale of these notes, together with borrowings under the Credit Facility were used (i) to make distributions directly and indirectly to Penn in partial exchange for the contributions of real property assets by Penn and CRC Holdings, Inc. to the Company in connection with the Spin-Off, (ii) to pay related fees and expenses, (iii) to partially repay amounts funded under the revolving credit facility and (iv) to fund future earnings and profits distributions and for working capital purposes.
The Company may redeem the senior unsecured notes, collectively, the "Notes" of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Notes of a particular series, the Company will be required to give holders of the Notes of such series the opportunity to sell their Notes of such series at a price equal to 101% of the principal amount of the Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
The Notes were issued by GLP Capital L.P. and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 19 to the consolidated financial statements for additional financial information on the parent guarantor and subsidiary issuers of the Notes.
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

At December 31, 2018, the Company was in compliance with all required financial covenants under the Notes.

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

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2018:

	Payments Due By Period
	Total	2019	2020 - 2021	2022 - 2023	2024 and After
	(in thousands)
Senior unsecured credit facility
Principal	$927,000	$—	$525,000	$402,000	$—
Interest (1)	131,495	41,879	65,977	23,639	—
4.875% senior unsecured notes due 2020
Principal	1,000,000	—	1,000,000	—	—
Interest	97,500	48,750	48,750	—	—
4.375% senior unsecured notes due 2021
Principal	400,000	—	400,000	—	—
Interest	43,750	17,500	26,250	—	—
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	500,000	—
Interest	134,375	26,875	53,750	53,750	—
5.25% senior unsecured notes due 2025
Principal	850,000	—	—	—	850,000
Interest	290,063	44,625	89,250	89,250	66,938
5.375% senior unsecured notes due 2026
Principal	975,000	—	—	—	975,000
Interest	393,048	52,406	104,813	104,813	131,016
5.75% senior unsecured notes due 2028
Principal	500,000	—	—	—	500,000
Interest	273,125	28,750	57,500	57,500	129,375
5.30% senior unsecured notes due 2029
Principal	750,000	—	—	—	750,000
Interest	409,535	31,910	79,500	79,500	218,625
Capital lease obligations	1,112	123	264	291	434
Operating leases (2)	616,886	15,519	30,201	30,031	541,135
Other liabilities reflected in the Company's consolidated balance sheets (3)	542	542	—	—	—
Total	$8,293,431	$308,879	$2,481,255	$1,340,774	$4,162,523

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

(2)    The Company's contractual obligations related to operating leases includes the fixed payments due under those ground        leases for which the Company subleases the land to our tenants who are responsible for payment directly to the landlord, as we are considered the primary obligor under these leases.

(3)    Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2018 for the following future periods:

	Total Amounts Committed	2019	2020 - 2021	2022 - 2023	2024 and After
	(in thousands)
Letters of Credit (1)	$395	$395	—	—	—
Total	$395	$395	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2018 and 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,903.1 million at December 31, 2018. Furthermore, $4,975.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates for our variable rate debt are based on implied forward LIBOR rates at December 31, 2018.

	01/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	Thereafter	Total	Fair Value at 12/31/2018
	(in thousands)
Long-term debt:
Fixed rate	$—	$1,000,000	$400,000	$—	$500,000	$3,075,000	$4,975,000	$4,958,455
Average interest rate		4.88%	4.38%		5.38%	5.38%

Variable rate	$—	$—	$525,000	$—	$402,000	$—	$927,000	$909,308
Average interest rate (1)			4.29%		4.14%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, changes in shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2019

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017

Assets
Real estate investments, net	$7,331,460	$3,662,045
Land rights, net	673,207	640,148
Property and equipment, used in operations, net	100,884	108,293
Mortgage loans receivable	303,684	—
Investment in direct financing lease, net	—	2,637,639
Cash and cash equivalents	25,783	29,054
Prepaid expenses	30,967	8,452
Goodwill	16,067	75,521
Other intangible assets	9,577	9,577
Loan receivable	13,000	13,000
Deferred tax assets	5,178	4,478
Other assets	67,486	58,675
Total assets	$8,577,293	$7,246,882

Liabilities
Accounts payable	$2,511	$715
Accrued expenses	30,297	7,913
Accrued interest	45,261	33,241
Accrued salaries and wages	17,010	10,809
Gaming, property, and other taxes	42,879	35,399
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,853,497	4,442,880
Deferred rental revenue	293,911	232,023
Deferred tax liabilities	261	244
Other liabilities	26,059	25,411
Total liabilities	6,311,686	4,788,635

Commitments and Contingencies (Note 11)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 and 212,717,549 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	2,142	2,127
Additional paid-in capital	3,952,503	3,933,829
Accumulated deficit	(1,689,038)	(1,477,709)
Total shareholders’ equity	2,265,607	2,458,247
Total liabilities and shareholders’ equity	$8,577,293	$7,246,882

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2018	2017	2016

Revenues
Rental income	$747,654	$671,190	$567,444
Income from direct financing lease	81,119	74,333	48,917
Interest income from mortgaged real estate	6,943	—	—
Real estate taxes paid by tenants	87,466	83,698	67,843
Total income from real estate	923,182	829,221	684,204
Gaming, food, beverage and other	132,545	142,086	144,051
Total revenues	1,055,727	971,307	828,255

Operating expenses
Gaming, food, beverage and other	77,127	80,487	82,463
Real estate taxes	88,757	84,666	69,448
Land rights and ground lease expense	28,358	24,005	14,799
General and administrative	71,128	63,151	71,368
Depreciation	137,093	113,480	109,554
Goodwill impairment charges	59,454	—	—
Total operating expenses	461,917	365,789	347,632
Income from operations	593,810	605,518	480,623

Other income (expenses)
Interest expense	(247,684)	(217,068)	(185,896)
Interest income	1,827	1,935	2,123
Losses on debt extinguishment	(3,473)	—	—
Total other expenses	(249,330)	(215,133)	(183,773)

Income before income taxes	344,480	390,385	296,850
Income tax expense	4,964	9,787	7,545
Net income	$339,516	$380,598	$289,305

Earnings per common share:
Basic earnings per common share	$1.59	$1.80	$1.62
Diluted earnings per common share	$1.58	$1.79	$1.60

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2015	115,594,321	$1,156	$935,220	$(1,189,890)	$(253,514)
Issuance of common stock	86,074,167	861	2,693,939	—	2,694,800
Stock option activity	5,870,282	59	115,416	—	115,475
Restricted stock activity	138,057	1	16,154	—	16,155
Dividends paid ($2.32 per common share)	—	—	—	(428,352)	(428,352)
Net income	—	—	—	289,305	289,305
Balance, December 31, 2016	207,676,827	2,077	3,760,729	(1,328,937)	2,433,869
Issuance of common stock	3,864,872	38	139,376	—	139,414
Stock option activity	1,013,984	10	20,993	—	21,003
Restricted stock activity	161,866	2	12,731	—	12,733
Dividends paid ($2.50 per common share)	—	—	—	(529,370)	(529,370)
Net income	—	—	—	380,598	380,598
Balance, December 31, 2017	212,717,549	2,127	3,933,829	(1,477,709)	2,458,247
Stock option activity	1,007,750	10	19,805	—	19,815
Restricted stock activity	486,633	5	(1,131)	—	(1,126)
Dividends paid ($2.57 per common share)	—	—	—	(550,435)	(550,435)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	339,516	339,516
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2018	2017	2016
Operating activities
Net income	$339,516	$380,598	$289,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,365	123,835	115,717
Amortization of debt issuance costs, bond premiums and original issuance discounts	12,167	13,026	15,146
Losses (gains) on dispositions of property	309	530	(455)
Deferred income taxes	(522)	(561)	(1,535)
Stock-based compensation	11,152	15,636	18,312
Straight-line rent adjustments	61,888	65,971	58,673
Losses on debt extinguishment	3,473	—	—
Goodwill impairment charges	59,454	—	—

(Increase) decrease,
Prepaid expenses and other assets	(673)	(5,332)	7,565
(Decrease), increase
Accounts payable	1,796	(421)	506
Accrued expenses	(126)	411	(4,672)
Accrued interest	12,020	(502)	16,120
Accrued salaries and wages	6,201	190	(3,100)
Gaming, property and other taxes	(149)	(517)	913
Other liabilities	(438)	5,847	1,875
Net cash provided by operating activities	654,433	598,711	514,370
Investing activities
Capital project expenditures	(20)	(78)	(330)
Capital maintenance expenditures	(4,284)	(3,178)	(3,111)
Proceeds from sale of property and equipment	3,211	934	1,134
Principal payments on loan receivable	—	13,200	3,150
Acquisition of real estate assets	(1,243,466)	(83,252)	(3,267,992)
Originations of mortgage loans receivable	(303,684)	—	—
Collections of principal payments on investment in direct financing lease	38,459	73,072	48,533
Net cash (used in) provided by investing activities	(1,509,784)	698	(3,218,616)
Financing activities
Dividends paid	(550,435)	(529,370)	(428,352)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	7,537	18,157	113,484
Proceeds from issuance of common stock, net of issuance costs	—	139,414	870,810
Proceeds from issuance of long-term debt	2,593,405	100,000	2,552,000
Financing costs	(32,426)	—	(31,911)
Repayments of long-term debt	(1,164,117)	(335,112)	(377,104)
Premium and related costs paid on tender of senior unsecured notes	(1,884)	—	—
Net cash provided by (used in) financing activities	852,080	(606,911)	2,698,927
Net decrease in cash and cash equivalents	(3,271)	(7,502)	(5,319)
Cash and cash equivalents at beginning of period	29,054	36,556	41,875
Cash and cash equivalents at end of period	$25,783	$29,054	$36,556
See Note 18 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Consolidated Financial Statements

1.    Business and Basis of Presentation

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with an indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million. See Note 4 for further details surrounding the original Pinnacle acquisition and the subsequent acquisition of Pinnacle by Penn.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2018, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and contain approximately 23.5 million square feet. As of December 31, 2018, the Company's properties were 100% occupied.

GLPI expects to grow its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms. In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the

Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. (“Tropicana”) and certain of its affiliates pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of  GLPI (“GLP Capital”), which was subsequently amended on October 1, 2018 (as amended, the “Amended Real Estate Purchase Agreement”). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the “GLP Assets”) from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5 -year renewal periods (exercisable by Eldorado) on the same terms and conditions (the “Eldorado Master Lease”). Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place (together with the Tropicana Acquisition the "Tropicana Transactions").
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

The majority of the Company's revenue recognition policies were not impacted by the new revenue standard, as leases (the source of the Company's majority of revenues) are excluded from ASU 2014-09. Only the accounting treatment for the customer loyalty programs at the TRS properties was impacted by the adoption of ASU 2014-09. See Note 12 for further details on the adoption impact of ASU 2014-09 at the TRS Properties.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). This ASU simplifies an entity's goodwill impairment test by eliminating Step 2 from the test. The new guidance also amends the definition of impairment to a condition that exists when the carrying amount of goodwill exceeds its fair value. By eliminating Step 2 from the test, entities are no longer required to determine the implied fair value of goodwill by computing the fair value (at impairment testing date) of all assets and liabilities in a manner similar to that required in conjunction with business combinations. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between carrying value and fair value, when carrying value exceeds fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company expects the adoption of ASU 2017-04 to simplify the analysis required under the goodwill impairment test.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13"). This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including mortgage and other loans receivable, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. Generally speaking, ASU 2016-02 will more significantly impact the accounting for leases in which GLPI is the lessee by requiring the Company to record a right of use asset and lease liability on its consolidated balance sheets for these leases. The Company's accounting treatment of its triple-net tenant leases, which are the primary source of revenues to the Company is not significantly impacted by the adoption of ASU 2016-02, other than to eliminate the real estate tax gross-up discussed below.

ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and was originally required to be adopted on a modified retrospective basis, meaning the new leasing model would need to be applied to the earliest year presented in the financial statements and thereafter. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of the lease accounting standard at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02, the Company will no longer gross-up its financial statements for real estate taxes paid directly to third-parties by its tenants. The Company notes, however, that ground leases for which the tenant pays the landlord directly on the Company's behalf are still required to be grossed-up within its consolidated financial statements upon the adoption of ASU 2016-02 as these are not considered lessor costs. On January 1, 2019, the Company prospectively adopted ASU 2016-02 using the new transition option available under ASU 2018-11 and recorded a right-of-use asset and related lease liability of approximately $180 million on its consolidated balance sheet to represent its future lease obligations.

3.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2018, substantially all of the Company's real estate properties were leased to Penn, Eldorado and Boyd. During the year ended December 31, 2018, approximately 93% of the Company's collective income from real estate (excluding real estate taxes and ground leases paid by tenants) was derived from tenant leases with Penn and its acquiree Pinnacle, whereas approximately 3% and 2% of the Company's collective income from real estate (excluding real estate taxes and ground leases paid by tenants) was derived from tenant leases and mortgage loans with Eldorado and Boyd, respectively. Figures for Eldorado and Boyd represent partial years of revenue as both leases commenced in the fourth quarter of 2018. Revenues from our tenants are reported in the Company's GLP Capital, L.P. reportable segment. Penn, Eldorado and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn, Eldorado and Boyd's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2018, the Company's portfolio of 46 properties is diversified by location across 16 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, mortgage loans receivable and loans receivable.
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
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods (other than inventories) or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance and other contracts that will be expensed during the subsequent year. It also includes property taxes that were paid in advance, as well as transaction costs that will be allocated to purchase price upon the closing of an asset acquisition. Other assets consists primarily of accounts receivable, deposits, food and beverage inventory and deferred compensation plan assets (See Note 11 for further details on the deferred compensation plan).
Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. ASC 820 - Fair Value Measurements and Disclosures ("ASC 820") establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy related to the subjectivity of the valuation inputs are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions, as there is little, if any, related market activity.

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820. Deferred compensation plan assets are included within other assets on the consolidated balance sheets.

Mortgage Loans Receivable

The fair value of the mortgage loans receivable approximates the carrying value of the Company's mortgage loans receivable, as collection on the outstanding loan balances is reasonably assured. The fair value measurement of the loan receivable is considered a Level 3 measurement as defined under ASC 820.

Long-term Debt

The fair value of the senior unsecured notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,783	$25,783	$29,054	$29,054
Deferred compensation plan assets	22,709	22,709	22,617	22,617
Mortgage loans receivable	303,684	303,684	—	—
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	927,000	909,308	1,055,000	1,045,600
Senior unsecured notes	4,975,000	4,958,455	3,425,000	3,574,688

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the year ended December 31, 2018 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2017 or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Year Ended December 31, 2018
	(in thousands)
Assets:
Goodwill	$—	$—	$16,067	$59,454
Loan receivable	—	—	13,000	1,500
Total assets measured at fair value on a nonrecurring basis	$—	$—	$29,067	$60,954
Goodwill

During the year ended December 31, 2018, the Company recorded goodwill impairment charges of $59.5 million on its Baton Rouge reporting unit, resulting from a significant reduction in the long-term earnings forecast of this property. The Company utilized the income approach to measure the fair value of goodwill, which involves a number of key assumptions, such as cash flow forecasts and discount rates. See Note 9 for additional information regarding the calculation of the impairment charge.

Loan Receivable

During the fourth quarter of 2018, the Company recorded an impairment charge of $1.5 million related to the paid-in-kind interest income on its loan receivable with Casino Queen. The Company determined, based upon facts and circumstances existing at December 31, 2018, that the paid-in-kind interest due to the Company at December 31, 2018 is not expected to be collected. Therefore, the Company did not recognize the paid-in-kind interest income due to the Company for the quarter ended December 31, 2018 and took a charge for the previously recognized paid-in-kind interest income through the Company’s consolidated statement of earnings as a reversal of the paid-in-kind interest income recognized earlier in the year. See Note 8 for further details surrounding the Casino Queen loan.
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
Mortgage Loans Receivable
The Company may periodically loan funds to casino owner-operators via secured mortgage loans for the purchase of gaming related properties. Mortgage loans are recorded on the Company's consolidated balance sheets at carrying value which approximates fair value. If the collectability of an outstanding mortgage balance is not reasonably assured, the Company will assess the loan's carrying value for potential impairment. If it is determined the loan is in fact impaired it will be written down or off completely. At December 31, 2018, the Company does not have any allowances recorded against its mortgage loans receivable as the collection of the remaining principal and interest payments is reasonable assured. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's consolidated statements of income in the period earned.
Investments in Direct Financing Leases
As discussed in Note 8, prior to the Penn-Pinnacle Merger, the Pinnacle Master Lease was bifurcated between an operating lease and a direct financing lease, with the land assets qualifying for operating lease treatment and the building assets triggering direct financing lease treatment. This net investment in direct financing lease was unwound in conjunction with the Penn-Pinnacle Merger, via the fourth amendment to the Pinnacle Master. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840 - Leases ("ASC 840"). Therefore, subsequent to the Penn-Pinnacle Merger, the Pinnacle Master Lease is treated as an operating lease in its entirety and the building assets previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet. At December 31, 2017, the Company's investment in direct financing lease represented the building portion of the real estate assets acquired in the original Pinnacle transaction.
Goodwill and Other Intangible Assets
The Company's goodwill and intangible assets are the result of the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Properties segment and are considered separate reporting units under ASC 350 - Intangibles - Goodwill and Other ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available
Under ASC 350, the Company is required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual goodwill impairment test as of October 1 of each year. In accordance with ASC 350, the Company tests goodwill for impairment subsequent to testing its other long-lived assets for impairment.
ASC 350 prescribes a two-step goodwill impairment test, the first step which involves the determination of the fair value of each reporting unit and its comparison to the carrying amount. In order to determine the fair value of the Baton Rouge reporting unit, the Company utilizes a discounted cash flow model, which relies on projected EBITDA to determine the reporting unit's future cash flows. If the carrying amount exceeds the fair value in step 1, then step 2 of the impairment test is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill allocated to the reporting unit, an impairment loss is recognized.
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
The Company calculates the fair value of its gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

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
Assumptions and estimates about future cash flow levels are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company's business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company's overall value but may be to the detriment of its existing operations. For further information on the Company's evaluation of its goodwill and gaming license for impairment during the year ended December 31, 2018, see Note 9.
Debt Issuance Costs
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. In accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company records long-term debt net of unamortized debt issuance costs on its consolidated balance sheets. Similarly, the Company records long-term debt net of any unamortized bond premiums and original issuance discounts on its consolidated balance sheets.
Loans Receivable
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
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the deferred tax assets is evaluated by assessing the valuation allowance and by adjusting the amount of the allowance, if any, as necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income.
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2018.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2018 and 2017, the Company recognized no penalties and interest, net of deferred income taxes and during the year ended December 31, 2016, the Company recognized $1 thousand of penalties and interest, net of deferred income taxes.
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

The Company recognizes income from tenants subject to direct financing leases ratably over the lease term using the effective interest rate method which produces a constant periodic rate of return on the net investment in the leased property. At lease inception, the Company records an asset which represents the Company's net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. Over the lease term, the investment in the direct financing lease is reduced and income is recognized for the building portion of rent. Furthermore, as the net investment in direct financing lease includes only future minimum lease payments, percentage rent that is not fixed and determinable at the lease inception is excluded from the determination of the rent attributable to the leased assets and will therefore be recorded as income from the direct financing lease in the period earned. In conjunction with the Penn-Pinnacle Merger on October 15, 2108, the Company's only direct financing lease was unwound and the master lease it was associated with qualified for operating lease treatment in its entirety. For further details refer to Note 8.

Additionally, in accordance with ASC 606 - Revenue from Contracts with Customers ("ASC 606"), the Company records revenue for the real estate taxes paid by its tenants on the leased properties with an offsetting expense in real estate taxes within the consolidated statement of income as the Company has concluded it is the primary obligor. Similarly, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.
The Company may periodically loan funds to casino owner-operators via secured mortgage loans for the purchase of gaming related properties. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's consolidated statements of income in the period earned.
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Additionally, food and beverage revenue is recognized as services are performed.

Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also defers a portion of the revenue received from customers (who participate in the points based loyalty programs) at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. See Note 12 for a summary of the changes to the recognition of revenue at the TRS Properties related to the adoption of ASU 2014-09 on January 1, 2018.

 Gaming Taxes

For the TRS Properties, the Company is subject to gaming taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. The Company records gaming taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three years ended

December 31, 2018, these expenses, which are recorded within gaming, food, beverage and other expense in the consolidated statements of income, totaled $56.0 million, $57.4 million and $57.7 million, respectively.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	213,720	210,705	178,594
Assumed conversion of dilutive employee stock-based awards	206	644	1,699
Assumed conversion of restricted stock awards	80	155	171
Assumed conversion of performance-based restricted stock awards	773	1,248	158
Diluted weighted-average common shares outstanding	214,779	212,752	180,622

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Calculation of basic EPS:
Net income	$339,516	$380,598	$289,305
Less: Net income allocated to participating securities	(475)	(622)	(668)
Net income attributable to common shareholders	$339,041	$379,976	$288,637
Weighted-average common shares outstanding	213,720	210,705	178,594
Basic EPS	$1.59	$1.80	$1.62

Calculation of diluted EPS:
Net income	$339,516	$380,598	$289,305
Diluted weighted-average common shares outstanding	214,779	212,752	180,622
Diluted EPS	$1.58	$1.79	$1.60

There were 13,335 outstanding equity based awards during the year ended December 31, 2018 and 3,483 and 23,954 outstanding equity based awards during the years ended December 31, 2017 and 2016, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

Stock-Based Compensation
The Company's Amended and Restated 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue restricted stock awards, including performance-based restricted stock awards, and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
The Company accounts for stock compensation under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of the Company's time-based restricted stock awards is equivalent to the closing stock price on the day of grant. The Company utilizes a third-party valuation firm to measure the fair value of performance-based restricted stock awards at grant date using the Monte Carlo model.

The unrecognized compensation cost relating to restricted stock awards and performance-based restricted stock awards will be amortized to expense over the awards’ remaining vesting periods.

See Note 15 for further information related to stock-based compensation.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 16 for further information with respect to the Company’s segments.

Statements of Cash Flows

The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities.

4.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current Year Acquisitions

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger the Company acquired the real property assets of Plainridge Park Casino from Penn for approximately $250.9 million. This property was added to the Amended Pinnacle Master Lease via the fourth amendment to the Pinnacle Master Lease and is leased to Penn who will continue to operate the property. The initial annual cash rent of $25.0 million for Plainridge Park will not be subject to rent escalators or adjustments.

Also in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended via the fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and to increase fixed rent under the lease by an additional $13.9 million annually. The Company entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. As a result of the fourth amendment to the Pinnacle Master Lease, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety, the building assets of $2.6 billion previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet and all rent received under the Amended Pinnacle Master Lease is recorded as rental income on the Company's consolidated statement of income. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger.

On October 1, 2018, the Company acquired the real property assets of five casino properties from Tropicana and certain of its affiliates for approximately $992.5 million, pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge and the rights to six long-term ground leases for land on which the operations of the acquired Tropicana properties reside. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to the Tropicana Merger Agreement and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with a 15-year initial term, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Initial annual rent under the Eldorado Master Lease is $87.6 million.

Purchase price allocations are primarily based on the fair values of assets acquired and liabilities assumed at the time of acquisition. The following table summarizes the purchase price allocation of the assets acquired in the Tropicana Acquisition (in thousands):

Real estate investments, net	$948,217
Land rights, net	44,331
Total purchase price	$992,548

Prior Year Acquisitions

2017

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

2016

On September 9, 2016, the Company acquired the real property assets of the Meadows Racetrack and Casino (the "Meadows") from Cannery Casino Resorts ("CCR") for approximately $323.3 million. Concurrent with the Company's purchase of the Meadows' real estate assets, Pinnacle purchased the entities holding the Meadows' gaming and racing licenses and operating assets from CCR. GLPI leases the Meadows' real property assets to Penn (following the Penn-Pinnacle Merger) under a triple-net lease with an initial term of 10 years with no purchase option and the option to renew for three successive 5-year terms and one 4-year term, at Penn's option (the "Meadows Lease").

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

In order to effect the acquisition of the majority of Pinnacle’s real property assets, prior to the Pinnacle Merger, Pinnacle caused certain assets relating to its operating business to be transferred to, and liabilities relating thereto to be assumed by a newly formed wholly owned subsidiary of Pinnacle ("OpCo"). Immediately following the separation of its real property assets and gaming and other operating assets, Pinnacle distributed to its stockholders all of the issued and outstanding shares of common stock of OpCo. As described above, on April 28, 2016, Pinnacle merged with and into Merger Sub, as described in more detail in the joint proxy statement/prospectus filed with a Registration Statement on Form S-4 (No. 333-206649) initially filed by GLPI with the SEC on December 23, 2015 and declared effective on February 16, 2016 (the "Joint Proxy Statement/Prospectus"), completing the Pinnacle Merger. Merger Sub, as the surviving company in the Pinnacle Merger, owns substantially all of Pinnacle’s real estate assets that were retained or transferred to Pinnacle in the separation and originally leased those assets back to Pinnacle pursuant to the Pinnacle Master Lease. Subsequent to the Penn-Pinnacle Merger, a wholly-owned subsidiary of Penn operates the leased gaming facilities as a tenant under the Amended Pinnacle Master Lease Agreement.
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

The real estate investments, net represent the land purchased from Pinnacle, while the land rights, net represent the Company's rights to land subject to long-term ground leases. The Company acquired ground leases at several of the Pinnacle properties and immediately subleased the land back to Pinnacle. The investment in direct financing lease, net represented the Company's investment in the buildings and building improvements purchased from Pinnacle at the time of the original Pinnacle transaction. As detailed in Note 8, the Pinnacle Master Lease was originally bifurcated between an operating lease and direct financing lease. The accounting treatment for the buildings purchased under a direct financing lease required the Company to record its initial investment in the buildings as a receivable on its consolidated balance sheet, which was subsequently reduced over the lease term to its estimated residual value. In conjunction with the Penn-Pinnacle Merger, the direct financing lease was unwound and the Pinnacle Master Lease qualified for operating lease treatment in its entirety. For further details refer to Note 8. The purchase price allocated to prepaid expenses and other assets represents the current and long-term portions of a director and officer liability insurance policy purchased from Pinnacle.

5.    Real Estate Investments

Real estate investments, net, represent investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Land and improvements	$2,552,475	$2,057,928
Building and improvements	5,762,071	2,461,573
Total real estate investments	8,314,546	4,519,501
Less accumulated depreciation	(983,086)	(857,456)
Real estate investments, net	$7,331,460	$3,662,045

The increase in real estate investments was driven by the Penn-Pinnacle Merger, which resulted in the reclassification of the building assets under the Pinnacle Master Lease that were previously classified as an investment in direct financing lease on the Company's balance sheet to real estate investments and to a lesser extent the Tropicana Acquisition and the purchase of Plainridge Park. For further information on the Company's acquisitions see Note 4.

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

The land rights are amortized over the individual lease term of each ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Land rights	$700,997	$656,666
Less accumulated amortization	(27,790)	(16,518)
Land rights, net	$673,207	$640,148

Amortization expense related to the ground leases is recorded within land rights and ground lease expense in the consolidated statements of income and totaled $11.3 million, $10.4 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, estimated future amortization expense related to the Company’s ground leases by fiscal year is as follows (in thousands):

Year ending December 31,
2019	$12,359
2020	12,359
2021	12,359
2022	12,359
2023	12,359
Thereafter	611,412
Total	$673,207
Details of the Company's significant ground leases are as follows: The Company leases land at the Belterra Casino Resort under two ground leases, each with an initial term of 5 years and nine automatic renewals of 5 years each. The renewal options extend the leases through 2049 and are not terminable by the Company. The first ground lease includes a base portion which is adjusted at each renewal based upon the CPI and a variable portion which is adjusted annually based upon 1.5% of gross gaming wins in excess of $100 million. The second ground lease has a fixed rent provision only.

The Company leases land at the Ameristar East Chicago property under a ground lease with an initial term of 30 years and two optional renewals of 30 years each. The lease extends through 2086 with all renewals. Rent under the lease is adjusted every 3 years based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company leases land at the River City Hotel and Casino under a ground lease with a term of 99 years that extends through 2108. The lease includes a base portion which is fixed and a variable portion which is adjusted annually based upon 2.5% of the annual gross receipts of the property less fixed rent payments made in the same year.

The Company leases land at the L'Auberge Lakes Charles property under a ground lease with an initial term of 10 years and six optional renewals of 10 years each. The lease extends through 2075 with all renewals. Rent under the lease is adjusted annually based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company leases land at the Resorts Casino Tunica property under a ground lease with an initial term of 3 years and nine optional renewals of 5 years each. The lease extends through 2042 with all renewals. The lease has an annual fixed rent provision and does not include a variable rent provision tied to the property's performance.

The Company leases land at the 1st Jackpot Casino under two ground leases. The first ground lease has an initial term of 6 years and nine optional renewals of 6 years each. The lease extends through 2054 with all renewals. Rent under this lease is adjusted annually based upon the CPI and does not include a variable rent provision tied to the property's performance. The second ground lease has an initial term of 10 years with ten optional renewals of 5 years each. The lease extends through 2055 with all renewals. The lease has an annual fixed rent provision and a variable portion which is adjusted annually based upon net gaming revenues of up to 4%, dependent on the property's operating results.

The Company leases land at the Belle of Baton Rouge property under two ground leases. The first ground lease has an initial term of 5 years and two automatic renewals of 5 years each. The lease extends through 2028 with the automatic renewals. Rent under this lease increases by 3% every 2 years and does not include a variable portion tied to the property's performance. The second ground lease has an initial term of 17 years, followed by one automatic 3-year renewal and eight optional renewals of 10 years each. The lease extends through 2083 with all renewals. Rent under this lease is adjusted every 5 years based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company leases land at the Tropicana Evansville Casino under a ground lease with an initial term of 10 years and two optional 5-year renewals, one optional 12-year renewal, one optional 3-year renewal, and five optional 5-year renewals. The lease extends through 2055 with all renewals. The lease agreement has an annual fixed rent provision, a portion of which was prepaid at the casino's opening and the tenant receives rental credits from the landlord extending through the end of the current term. Additionally, the lease contains a variable portion which is adjusted annually based upon the annual gross receipts of the property. Rent paid to the landlord under this provision is graduated and ranges from 2% to 12% of annual gross receipts dependent on the actual revenues of the property.

The Company leases land at the Trop Casino Greenville under three ground leases. The first ground lease has an initial term of 7 years and four optional renewals of varying lengths, which extend the lease through 2038. The lease has an annual fixed rent provision, which is adjusted at each renewal based upon the CPI and does not include a variable rent provision tied to the property's performance. The second ground lease has an initial term of 20 years and six optional renewals of 5 years each. The lease extends through 2044 with all renewals. The lease has an annual fixed rent provision and does not include a variable rent provision tied to the property's performance. The third ground lease has an initial term of 6 years with nine optional renewals of 6 years each. The lease extends through 2057 with all renewals. Rent under the lease is adjusted annually based upon the CPI, with minimum annual increases of 3.3% and does not include a variable rent provision tied to the property's performance.

7.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties

	December 31, 2018	December 31, 2017
	(in thousands)
Land and improvements	$30,431	$30,276
Building and improvements	116,776	116,286
Furniture, fixtures, and equipment	117,247	114,972
Construction in progress	284	8
Total property and equipment	264,738	261,542
Less accumulated depreciation	(163,854)	(153,249)
Property and equipment, net	$100,884	$108,293

8. Receivables

Mortgage Loans Receivable

At December 31, 2018, the Company has financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Place Casino and Hotel from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $246.0 million secured mortgage loan on Lumière Place (the "Lumière Loan"). The Lumière Loan bears interest at a rate equal to approximately 9.00%. Until the one-year anniversary of the closing, the Lumière Loan will be secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the

Lumière Loan, the mortgage and the related deed of trust on the Lumière Place property will terminate and the loan will continue unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Lumière Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at a rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051).

Investment in Direct Financing Lease, Net

At the time of the original Pinnacle transaction, the fair value assigned to the land (inclusive of the land rights) at the time of acquisition qualified for operating lease treatment, while the fair value assigned to the buildings was classified as a direct financing lease. Under ASC 840, the accounting treatment for direct financing leases required the Company to record an investment in direct financing leases on its books at lease inception and subsequently recognize interest income and a reduction in the investment for the building portion of rent. This initial net investment was determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property, less unearned income. The interest income recorded under the direct financing lease was included in income from direct financing lease on the Company's consolidated statements of income and was recognized over the original 35-year lease term using the effective interest rate method which produced a constant periodic rate of return on the net investment in the leased property. Furthermore, as the net investment in direct financing lease included only future minimum lease payments, rent that was not fixed and determinable at the lease inception was excluded from the determination of the rent attributable to the leased assets and was therefore recorded as income from direct financing lease in the period earned. The unguaranteed residual value was the Company's estimate of what it could realize upon the sale of the property at the end of the lease term.

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended via the fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety, the building assets previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet and all rent received under the Amended Pinnacle Master Lease is recorded as rental income on the Company's consolidated statement of income.

At December 31, 2017, the Company's investment in direct financing lease, net, consisted of the following and represented the building assets initially acquired from Pinnacle:

December 31, 2017
(in thousands)
Minimum lease payments receivable	$3,263,387
Unguaranteed residual value	689,811
Gross investment in direct financing lease	3,953,198
Less: unearned income	(1,315,559)
Investment in direct financing lease, net	$2,637,639

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

Simultaneously with the Casino Queen acquisition, GLPI also provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen, to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The cash proceeds were net settled. The new loan bears an interest rate of 15% and is pre-payable at any time.

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
On June 12, 2018, the Company received a Notice of Event of Default under the Senior Credit Agreement of CQ Holding Company from Citizens Bank, N.A. ("Citizens"), which reported a covenant default under their senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, the interest due from CQ Holding Company in June, September and December 2018 under the Company's unsecured loan was paid in kind in the amount of $1.5 million. In addition to the covenant violation noted above under the senior credit agreement with Citizens, CQ Holding Company also had a payment default under their senior credit agreement with Citizens. Furthermore, the Company has notified Casino Queen of Events of Default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
During the fourth quarter of 2018, the Company became aware of Casino Queen's intent to sell its operations to a third-party gaming operator. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place. Despite the payment and covenant defaults noted above, at this time, full payment of the principal is still expected, due to the anticipation that the operations will be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI. However, the paid-in-kind interest due to the Company at December 31, 2018 is not expected to be collected, resulting in an impairment charge of $1.5 million during the fourth quarter of 2018. The Company did not recognize the paid-in-kind interest income due to the Company for the quarter ended December 31, 2018 and took a charge for the previously recognized paid-in-kind interest income through the Company’s consolidated statement of earnings as a reversal of the paid-in-kind interest income recognized earlier in the year. The Company cannot be 100% certain that the sale of Casino Queen's operations will come to fruition. The culmination of the actual transaction could result in further impairment charges for the Company. At December 31, 2018, the balance of the loan is $13.0 million. The loan balance is recorded at carrying value which approximates fair value.
At December 31, 2018, all lease payments due from Casino Queen remain current and the Casino Queen Lease remains in compliance with all covenants.
9. Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The only goodwill of the Company is the goodwill recorded on the books of Hollywood Casino Baton Rouge, in connection with Penn's purchase of this entity prior to the Spin-Off. The original assets and liabilities of GLPI, including goodwill and intangible assets were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of ASC 505. There is no goodwill recorded on the Company's GLP Capital segment, which holds the Company's REIT operations.

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

TRS Properties Business Segment
(in thousands)
Balance at December 31, 2016	$75,521
Acquisitions	—
Impairment losses	—
Balance at December 31, 2017	$75,521
Acquisitions	—
Impairment losses	(59,454)
Balance at December 31, 2018	$16,067

During the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $59.5 million in connection with its operations at Hollywood Casino Baton Rouge. This charge was driven by general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018, both of which significantly impacted the Company's forecasted cash flows for this reporting unit. Subsequent to conducting its impairment tests on other long-lived assets, including the gaming license described below, the Company performed Step 1 of the goodwill impairment test, which indicated a potential impairment. Step 1 of the goodwill impairment test involved the determination of the fair value of the Baton Rouge reporting unit and its comparison to the reporting unit's carrying amount. Using a discounted cash flow model, which relied on projected EBITDA to determine the reporting unit's future cash flows, the Company calculated a fair value that was less than the reporting unit's carrying value and proceeded to Step 2. In Step 2 of the goodwill impairment test, the Company performed a fair value allocation as if the reporting unit had been acquired in a business combination and assigned the fair value of the reporting unit calculated in Step 1 to all assets and liabilities of the reporting unit, including any unrecognized intangible assets. Any residual fair value was allocated to goodwill to arrive at the implied fair value of goodwill. After completing the Step 2 allocation, the Company determined the goodwill on its Baton Rouge reporting unit had an implied fair value of $16.1 million and recorded the impairment charge of $59.5 million during the fourth quarter of 2018.
In accordance with ASC 350, the Company considers its gaming license at the Hollywood Casino Perryville property an indefinite-lived intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely, as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. The Company expects to expense any costs related to the gaming license renewal as incurred. The Company conducted its annual impairment assessment of the gaming license on October 1, 2018 using the Greenfield Method which estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. This method also assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. Based upon these assumptions and the Company's current forecasted cash flows for this reporting unit, the gaming license was not impaired. At both December 31, 2018 and 2017, the gaming license had a carrying value of $9.6 million.

10.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Unsecured $1,175 million revolver	$402,000	$—
Unsecured term loan A	—	230,000
Unsecured term loan A-1	525,000	825,000
$550 million 4.375% senior unsecured notes due November 2018	—	550,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	—
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	—
$750 million 5.30% senior unsecured notes due January 2029	750,000	—
Capital lease	1,112	1,230
Total long-term debt	5,903,112	4,481,230
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(49,615)	(38,350)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,853,497	$4,442,880

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2018 (in thousands):

2019	$123
2020	1,000,129
2021	925,135
2022	142
2023	902,149
Over 5 years	3,075,434
Total minimum payments	$5,903,112

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility"), consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. On May 21, 2018, the Company entered into the second amendment to the Credit Facility, which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility. On October 10, 2018, the Company entered into the third amendment to the Credit Facility, which further increased the Company's revolving commitments to an aggregate principal amount of $1,175 million. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

At December 31, 2018, the Credit Facility had a gross outstanding balance of $927 million. Additionally, at December 31, 2018, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $772.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2018.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2018, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2018, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity on May 21, 2023 and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT on and after the effective date of its election to be treated as a REIT, which the Company elected on its 2014 U.S. federal income tax return. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2018, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2018, the Company had an outstanding balance of $4,975 million of senior unsecured notes consisting of the following:

On September 26, 2018, the Company issued $750 million of 5.30% senior unsecured notes maturing on January 15, 2029 at an issue price equal to 99.985% of the principal amount and $350 million of 5.25% senior unsecured notes maturing on June 1, 2025 at an issue price equal to 102.148% of the principal amount (the "New 2025 Notes"). The New 2025 Notes will become part of the same series as, and are expected to be fungible with, the Company's previously issued 5.25% senior notes due 2025, $500 million aggregate principal amount of which were originally issued on May 21, 2018 (the "Initial 2025 Notes"). Interest on the notes maturing in 2025 is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018 and is deemed to accrue from May 21, 2018, the issuance date of the Initial 2025 Notes. Interest on the notes maturing in 2029 is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019. The net proceeds from the sale of the New 2025 Notes and the notes maturing in 2029, together with funds available under the revolving credit facility were used in October 2018 to (i) finance GLPI’s acquisition of the real property assets of Plainridge Park Casino from Penn and its issuance of a secured mortgage loan to Boyd in connection with Boyd’s acquisition of the real property assets of Belterra Park Gaming & Entertainment Center, (ii) finance GLPI’s acquisition of substantially all the real property assets of five gaming facilities owned by Tropicana and its issuance of a mortgage loan to Eldorado in connection with Eldorado’s acquisition of substantially all the real property assets of Lumière Place, and (iii) pay the estimated transaction fees and expenses associated with the transactions.

On May 21, 2018, the Company completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% senior unsecured notes due 2018. The Company received tenders from the holders of approximately $393.5 million in aggregate principal of these notes, or approximately 72%, in connection with the Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the Tender Offer of approximately $2.5 million for the proportional amount of unamortized debt issuance costs associated with the tendered notes and the difference between the reaquisition price of the tendered notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining notes for 100% of the principal amount and accrued and unpaid interest to, but not including the redemption date.

Also on May 21, 2018, the Company issued $500 million of 5.25% senior unsecured notes maturing on June 1, 2025 and $500 million of 5.75% senior unsecured notes maturing on June 1, 2028. Interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2018. The net proceeds from the sale of these notes were used (i) to prepay and extinguish the outstanding borrowings under the Term Loan A facility under the Credit Facility and to repay a portion of the outstanding borrowings under the Term Loan A-1 facility, (ii) to finance the tender offer of the 2018 Notes, (iii) to redeem the remaining 2018 Notes and (iv) to pay fees and expenses to amend the Company's Credit Facility, as described above.

On April 28, 2016, in connection with the acquisition of Pinnacle, the Company issued $400 million of 4.375% senior unsecured notes maturing on April 15, 2021 and $975 million of 5.375% senior unsecured notes maturing on April 15, 2026. Interest on these notes is payable semi-annually on April 15 and October 15 of each year. The net proceeds from the sale of these notes were used (i) to finance the repayment, redemption and/or discharge of certain Pinnacle debt obligations that the Company assumed in the Pinnacle Merger, (ii) to pay transaction-related fees and expenses related to the Pinnacle Merger and (iii) for general corporate purposes.

On October 30 and 31, 2013, the Company issued $2,050 million aggregate principal amount of senior unsecured notes: $550 million of 4.375% senior unsecured notes that matured in 2018; $1,000 million of 4.875% senior unsecured notes maturing on November 1, 2020; and $500 million of 5.375% senior unsecured notes maturing on November 1, 2023. Interest on these notes is payable semi-annually on May 1 and November 1 of each year. The net proceeds from the sale of these notes, together with borrowings under the Credit Facility were used (i) to make distributions directly and indirectly to Penn in partial exchange for the contributions of real property assets by Penn and CRC Holdings, Inc., a Penn subsidiary, to the Company in connection with the Spin-Off, (ii) to pay related fees and expenses, (iii) to partially repay amounts funded under the revolving credit facility and (iv) to fund future earnings and profits distributions and for working capital purposes.
The Company may redeem the senior unsecured notes, collectively, the "Notes" of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Notes of a particular series, the Company will be required to give holders of the Notes of such series the opportunity to sell their Notes of such series at a price equal to 101% of the principal amount of the Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
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

At December 31, 2018, the Company was in compliance with all required financial covenants under the Notes.

Capital Lease

The Company assumed the capital lease obligation related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the capital lease on its balance sheet. The original term of the capital lease was 30 years and it will terminate in 2026.

11.    Commitments and Contingencies

Separation and Distribution Agreements

Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn, and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to legal proceedings involving the business and operations of Pinnacle's real property holdings prior to the Pinnacle Merger will be retained by Pinnacle, and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Effective October 15, 2018, Penn assumed all obligations of Pinnacle as pursuant to a merger of Pinnacle with and into a subsidiary of Penn. There can be no assurance that Penn will be able to fully satisfy these indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Penn any amounts for which the Company is liable, it may be temporarily required to bear those losses.

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
Operating Lease Commitments
As part of the Spin-Off, Penn assigned to GLPI various leases for the land and buildings acquired in connection with the Spin-Off. The lease agreements contain base lease payments and, in some instances, a percentage rent based on a percent of adjusted gaming wins, as described in the respective leases. The portion of the rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at December 31, 2018 and therefore considered contingent rent. The following is a description of the more significant lease contracts assigned to GLPI at the Spin-Off:
The Company leases land at the Boomtown Casino Biloxi under two ground leases. The first ground lease has a term of 99 years. The annual rental payments under the first ground lease are increased every 5 years by 15%. The second ground lease has an initial term of 10 years and is automatically extended for additional 10-year terms unless notice is provided to the landlord within 180 days of the current term's end date. The annual rental payments under the second ground lease are increased every 5 years by 4%. Neither of the leases include a variable rent provision tied to the property's performance
The Company has an operating lease for the land utilized in connection with the operations of Hollywood Casino Tunica in Tunica, Mississippi. The lease has a five-year initial term and nine five-year renewals at the tenant's option. The lease agreement has an annual fixed rent provision, as well as an annual revenue-sharing provision, which is equal to the result obtained by subtracting the fixed rent provision from 4% of gross revenues.
The Company has an operating lease with the City of Bangor for the land utilized in connection with the operations of Hollywood Casino Bangor. Rent under the lease is adjusted every 5 years based upon the CPI and does not include a variable rent provision tied to the property's performance. The initial term of the lease is 15 years, with three ten-year renewal options.
The Company leases land at the Argosy Casino Alton under a ground lease with a 30-year initial term and two optional renewals of 10 years each. The lease agreement contains a fixed rent provision and does not include a variable portion tied to the property's performance.
The Company leases land at Hollywood Casino Aurora under a ground lease with a 49-year initial term and five optional renewals of 10 years each. The lease agreement contains a fixed rent provision which is adjusted annually based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company also obtained ground lease rights through the acquisition of several of its rental properties and immediately subleased the land to its tenants. The Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under these ground leases. However, the Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. The portion of the ground lease rent that is fixed and determinable is included in the schedule below as a future commitment, while the portion of the ground lease rent that is variable is excluded from future commitments as the amounts are not fixed and determinable at December 31, 2018 and therefore considered contingent rent. Details of the acquired ground leases are below:
During October 2018, the Company acquired the real estate assets of five properties from Tropicana, including the rights to land subject to long-term ground leases. The Company assumed six ground leases related to the acquired Tropicana Properties and immediately subleased the land to Eldorado, who is responsible for payment directly to the landlord. For those ground leases with optional renewal terms extending beyond the 15-year lease term of the Eldorado Master Lease, the Company has included only the renewals that align most closely to the 2033 termination date of the Eldorado Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Eldorado beyond the term of the Eldorado Master Lease. The following is a description of the lease contracts assumed from the acquisition of the Tropicana Properties:
The Company leases land at the Belle of Baton Rouge property under two ground leases. The first ground lease has an initial term of 5 years and two automatic renewals of 5 years each. The lease extends through 2028 with the automatic renewals. Rent under this lease increases by 3% every 2 years and does not include a variable portion tied to the property's performance. The second ground lease has an initial term of 17 years, followed by one automatic 3-year renewal and eight optional renewals of 10 years each. The lease extends through 2083 with all renewals. Rent under this lease is adjusted every 5 years based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company leases land at the Tropicana Evansville Casino under a ground lease with an initial term of 10 years and two optional 5-year renewals, one optional 12-year renewal, one optional 3-year renewal, and five optional 5-year renewals. The lease extends through 2055 with all renewals. The lease agreement has an annual fixed rent provision, a portion of which was prepaid at the casino's opening and the tenant receives rental credits from the landlord extending through the end of the current term. Additionally, the lease contains a variable portion which is adjusted annually based upon the annual gross receipts of the property. Rent paid to the landlord under this provision is graduated and ranges from 2% to 12% of annual gross receipts dependent on the actual revenues of the property.

The Company leases land at the Trop Casino Greenville under three ground leases. The first ground lease has an initial term of 7 years and four optional renewals of varying lengths, which extend the lease through 2038. The lease has an annual fixed rent provision, which is adjusted at each renewal based upon the CPI and does not include a variable rent provision tied to the property's performance. The second ground lease has an initial term of 20 years and six optional renewals of 5 years each. The lease extends through 2044 with all renewals. The lease has an annual fixed rent provision and does not include a variable rent provision tied to the property's performance. The third ground lease has an initial term of 6 years with nine optional renewals of 6 years each. The lease extends through 2057 with all renewals. Rent under the lease is adjusted annually based upon the CPI, with minimum annual increases of 3.3% and does not include a variable rent provision tied to the property's performance.

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

The Company leases land at the 1st Jackpot Casino under two ground leases. The first ground lease has an initial term of 6 years and nine optional renewals of 6 years each. The lease extends through 2054 with all renewals. Rent under this lease is adjusted annually based upon the CPI and does not include a variable portion. The second lease has an initial term of 10 years with ten optional renewals of 5 years each. The lease extends through 2055 with all renewals. The lease has an annual fixed rent provision and a variable portion which is adjusted annually based upon net gaming revenues of up to 4%, dependent on the property's operating results.

During April 2016, the Company acquired the majority of the real estate assets of Pinnacle, including the rights to land subject to long-term ground leases. The Company assumed ground leases at several of the acquired Pinnacle properties and immediately subleased the land back to Pinnacle. Subsequent to the Penn-Pinnacle Merger in October 2018, Penn assumed the ground leases at the Ameristar East Chicago, River City Hotel and Casino and L'Auberge Lakes Charles properties and Boyd assumed the ground leases at the Belterra Casino Resort property. Penn and Boyd are responsible for payment directly to the respective landlords at these properties. For those ground leases with optional renewal terms extending beyond the 10-year lease term of the Amended Pinnacle Master Lease and the Boyd Master Lease, the Company has included only the renewals that align most closely to the 2026 termination date of the Amended Pinnacle Master Lease and the Boyd Master Lease in the schedule below, as it cannot be reasonably assured it will renew ground leases for land subleased to Penn and Boyd beyond the terms of the Amended Pinnacle Master Lease and the Boyd Master Lease. The following is a description of the significant lease contracts originally assumed from Pinnacle:

The Company leases land at the Belterra Casino Resort under two ground leases, each with an initial term of 5 years and nine automatic renewals of 5 years each. The renewal options extend the leases through 2049 and are not terminable by the Company. The first ground lease includes a base portion which is adjusted at each renewal based upon the CPI and a variable portion which is adjusted annually based upon 1.5% of gross gaming wins in excess of $100 million. The second ground lease has a fixed rent provision only.

The Company leases land at the Ameristar East Chicago property under a ground lease with an initial term of 30 years and two optional renewals of 30 years each. The lease extends through 2086 with all renewals. Rent under the lease is adjusted every 3 years based upon the CPI and does not include a variable rent provision tied to the property's performance.

The Company leases land at the River City Hotel and Casino under a ground lease with a term of 99 years that extends through 2108. The lease includes a base portion which is fixed and a variable portion which is adjusted annually based upon 2.5% of the annual gross receipts of the property less fixed rent payments made in the same year.

The Company leases land at the L'Auberge Lakes Charles property under a ground lease with an initial term of 10 years and six optional renewals of 10 years each. The lease extends through 2075 with all renewals. Rent under the lease is adjusted annually based upon the CPI and does not include a variable rent provision tied to the property's performance.
In addition, the Company is liable under numerous operating leases for equipment and other miscellaneous assets, which expire at various dates through 2023.
Total rental expense under these agreements was $18.9 million, $15.8 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016. This includes rent expense under the leases assigned to the Company at Spin-Off, leases for equipment and miscellaneous assets and the fixed and variable rent under the ground leases discussed above.
The future minimum lease commitments, as of inception of the lease, relating to noncancelable operating leases at December 31, 2018 are as follows (in thousands):

Year ending December 31, (1)
2019	$15,519
2020	15,159
2021	15,042
2022	15,026
2023	15,005
Thereafter	541,135
Total	$616,886

(1) The above table excludes contingent rent in accordance with ASC 840.

Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2018, 2017 and 2016.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2018, 2017 and 2016 were $0.7 million, $0.6 million and $0.7 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the consolidated balance sheet, was $22.8 million and $22.7 million at December 31, 2018 and 2017, respectively. Assets held in the Trust were $22.7 million and $22.6 million at December 31, 2018 and 2017, respectively, and are included in other assets within the consolidated balance sheet.
Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 145 of Hollywood Casino Perryville's employees under an agreement that expires in February 2020. Additionally, Local No. 27 United Food and Commercial Workers and United Industrial Service Transportation Professional and Government Workers of North America represent certain employees under collective bargaining agreements that expire in 2020, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.
12. Revenue Recognition

As of December 31, 2018, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease and the Casino Queen real estate assets are leased back to the operator under an additional single property triple-net lease.

The obligations under the Penn and Amended Pinnacle Master Leases are guaranteed by Penn and by most of Penn's subsidiaries that occupy and operate the facilities leased under these master leases. A default by Penn or its subsidiaries with regard to any facility under the Penn Master Lease will cause a default with regard to the Penn Master Lease and a default by Penn or its subsidiaries with regard to any facility under the Amended Pinnacle Master Lease will cause a default with regard to the Amended Pinnacle Master Lease. The obligations under the Eldorado Master Lease are guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities leased under the Eldorado Master Lease. A default by Eldorado or its subsidiaries with regard to any facility under the Eldorado Master Lease will cause a default with regard to the Eldorado Master Lease. The obligations under the Boyd Master Leases are guaranteed by most of Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. A default by Boyd or its subsidiaries with regard to any facility under the Boyd Master Lease will cause a default with regard to the Boyd Master Lease.

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

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years.

The Eldorado Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Eldorado Master Lease during the preceding two years.

 The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years.

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to a fixed amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to 2% annually thereafter.

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to it under the respective master lease agreement (in the instance of Penn) and single property lease (in the instance of Casino Queen) with the Company. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the master lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appears at lease inception to be reasonably assured. Therefore, the Company concluded that the term of Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

As discussed in Note 4, on October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended via the fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease, do not represent a meaningful portion of Penn's business at the time Penn assumed the lease, the Company has concluded that lease term of the Amended Pinnacle Master Lease is 10 years, equal to the initial 10-year term only.

Also as described in Note 4, subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, the Company entered into a separate triple-net lease with Pinnacle to lease the Meadows real estate assets to

Pinnacle. Because this lease involved only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Eldorado or Boyd would elect to exercise all lease renewal options under their respective master leases. The properties under both master leases do not represent a significant portion of either tenant's business at lease inception; therefore the Company has concluded that the lease term of the Eldorado Master Lease is 15 years and the lease term of the Boyd Master Lease is 10 years, equal to the initial terms of such master leases only.

As of December 31, 2018, the future minimum rental income from the Company's properties under non-cancelable operating leases, including any reasonably assured rental periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2019	$959,797	$(34,574)	$13,403	$938,626
2020	920,129	(2,567)	13,408	930,970
2021	854,210	21,786	13,414	889,410
2022	854,210	21,786	13,420	889,416
2023	854,210	21,786	13,425	889,421
Thereafter	11,146,434	265,694	471,598	11,883,726
Total	$15,588,990	$293,911	$538,668	$16,421,569
The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. For further details on these tenant paid ground leases, refer to Note 11.
For the years ended December 31, 2018, 2017 and 2016, GLPI recognized $48.9 million, $46.8 million and $43.8 million, respectively, in contingent rental income from Hollywood Casino Columbus and Hollywood Casino Toledo related to clause (ii) in the paragraph above. The expected future minimum rental income from these properties, as well as any anticipated future rent based on the performance of the Company's leased facilities that resets after a certain passage of time are excluded from the table above as they are considered contingent rental income under ASC 840. Any anticipated future rent escalations are also excluded from the table above.
The Company has financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's consolidated statements of income in the period earned. During the year ended December 31, 2018, the Company recognized interest income from these loans of $6.9 million.
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

On January 1, 2018, the Company adopted ASU 2014-09, which altered the recognition of revenue at the TRS Properties related to the customer loyalty programs. Specifically, the recognition of revenue associated with these points-based programs was impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when such points are redeemed or forfeited. The revenue deferral is calculated by allocating a portion of the transaction price to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the gaming, food, beverage and other expense line item of the Company's consolidated statement of income. Under ASU 2014-09, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge are no longer presented as a separate line item on the consolidated statements of income, rather they are presented on a net basis within gaming, food, beverage and other revenue. This change has no impact to total revenues and is for presentation purposes only. The impact of adopting ASU 2014-09 was immaterial to the Company's total revenue for the year ended December 31, 2018.

The following table discloses the components of gaming, food, beverage and other revenue within the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Slot machines	$111,315	$118,998	$119,390
Table games	15,528	17,218	18,069
Poker	1,114	1,182	1,135
Food, beverage and other	8,762	9,468	11,067
Promotional allowances	(4,174)	(4,780)	(5,610)
Total gaming, food, beverage and other revenue	$132,545	$142,086	$144,051

13.    Income Taxes
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT. The benefits of the intended REIT conversion on the Company's tax provision and effective income tax rate are reflected in the tables below. Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As a result of the Tax Cuts and Jobs Act, the corporate tax rate was permanently lowered from the previous maximum rate of 35% to 21%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate, U.S. generally accepted accounting principles required companies to re-value their deferred tax assets and liabilities as of the date of the enactment, with resulting tax effects accounted for in the reported period of enactment. As such, the Company revalued its net deferred tax asset at December 31, 2017. This revaluation resulted in a reduction in the value of its net deferred tax asset of approximately $1.8 million, which was recorded as additional income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.
The components of the Company's deferred tax assets and liabilities, related to its TRS, are as follows:

Year ended December 31,	2018	2017
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,416	$1,597
Property and equipment	5,405	4,823
Interest expense	313	—
Net deferred tax assets	7,134	6,420
Deferred tax liabilities:
Property and equipment	(757)	(902)
Intangibles	(1,460)	(1,284)
Net deferred tax liabilities	(2,217)	(2,186)
Net:	$4,917	$4,234

The provision for income taxes charged to operations for years ended December 31, 2018, 2017 and 2016 was as follows:

Year ended December 31,	2018	2017	2016
	(in thousands)
Current tax expense
Federal	$2,856	$7,039	$6,004
State	2,630	3,309	3,076
Total current	5,486	10,348	9,080
Deferred tax (benefit) expense
Federal	(512)	(166)	(1,324)
State	(10)	(395)	(211)
Total deferred	(522)	(561)	(1,535)
Total provision	$4,964	$9,787	$7,545
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2018, 2017 and 2016:

Year ended December 31,	2018	2017	2016
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local income taxes	0.6%	0.6%	0.7%
Federal tax rate change	—%	0.5%	—%
REIT conversion benefit	(23.8)%	(33.6)%	(33.2)%
Goodwill impairment charges	3.6%	—%	—%
	1.4%	2.5%	2.5%

Year ended December 31,	2018	2017	2016
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$72,341	$136,636	$103,897
State and local income taxes	2,246	2,284	2,039
Federal tax rate change	—	1,818	—
REIT conversion benefit	(82,151)	(130,876)	(98,459)
Goodwill impairment charges	12,485	—	—
Permanent differences	19	49	44
Other miscellaneous items	24	(124)	24
	$4,964	$9,787	$7,545

The Company is still subject to federal income tax examinations for its years ended December 31, 2015 and forward.

14.     Shareholders' Equity

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
No shares were sold under the ATM Program during the year ended December 31, 2018. During the year ended December 31, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under the ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). Program to date, the Company has sold 5,186,871 shares of its common stock at an average price of $35.91 per share under the ATM Program and generated gross proceeds of approximately $186.3 million (net proceeds of approximately $185.0 million). The Company used the net proceeds from the ATM Program to partially fund its acquisition of the Meadows' and Tunica Properties' real estate assets. As of December 31, 2018, the Company had $213.7 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

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

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2018, 2017 and 2016:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631
July 31, 2018	September 7, 2018	Common Stock	$0.63	Third Quarter 2018	September 21, 2018	$134,844
October 12, 2018	December 14, 2018	Common Stock	$0.68	Fourth Quarter 2018	December 28, 2018	$145,627
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554
July 25, 2017	September 8, 2017	Common Stock	$0.63	Third Quarter 2017	September 22, 2017	$133,936
October 19, 2017	December 1, 2017	Common Stock	$0.63	Fourth Quarter 2017	December 15, 2017	$133,942
2016
January 29, 2016	February 22, 2016	Common Stock	$0.56	First Quarter 2016	March 25, 2016	$65,345
April 25, 2016	June 2, 2016	Common Stock	$0.56	Second Quarter 2016	June 17, 2016	$113,212
August 3, 2016	September 12, 2016	Common Stock	$0.60	Third Quarter 2016	September 23, 2016	$124,262
November 4, 2016	December 5, 2016	Common Stock	$0.60	Fourth Quarter 2016	December 16, 2016	$124,466
In addition for the years ended December 31, 2018, 2017 and 2016, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.8 million, $0.9 million and $1.1 million, respectively.

A summary of the Company's common stock distributions for the years ended December 31, 2018, 2017 and 2016 is as follows (unaudited):

	Year Ended December 31,
	2018	2017	2016
	(in dollars per share)
Qualified dividends	$0.0391	$0.0543	$0.1050
Non-qualified dividends	2.2955	2.2436	2.0746
Capital gains	0.0270	0.0371	0.0624
Non-taxable return of capital	0.2084	0.1650	0.0780
Total distributions per common share	$2.57	$2.50	$2.32

Percentage classified as qualified dividends	1.52%	2.17%	4.53%
Percentage classified as non-qualified dividends	89.32%	89.75%	89.42%
Percentage classified as capital gains	1.05%	1.48%	2.69%
Percentage classified as non-taxable return of capital	8.11%	6.60%	3.36%
	100.00%	100.00%	100.00%

15.    Stock-Based Compensation
As of December 31, 2018, the Company had 2,556,815 shares available for future issuance under the Amended and Restated 2013 Long Term Incentive Compensation Plan (the "2013 Plan") that was approved by shareholders on October 23, 2013. The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
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
As of December 31, 2018, all outstanding stock options were fully vested and there was no remaining unrecognized compensation cost related to stock options. For the years ended December 31, 2018 and 2017, the Company recognized no compensation expense associated with these awards and recognized $20 thousand of compensation expense associated with these awards for the year ended December 31, 2016. In addition, for the year ended December 31, 2016 the Company also recognized $4.5 million of compensation expense relating to the $2.32 per share dividends paid on vested employee stock options.
The following tables contain information on stock options issued and outstanding for the year ended December 31, 2018 :

	Number of Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,040,745	$19.80
Exercised	(1,012,508)	19.74
Canceled	(1,438)	17.33
Outstanding at December 31, 2018	26,799	$22.09	0.01	$272

The Company had 26,799 stock options that were exercisable at December 31, 2018 with an exercise price of $22.09 which had an intrinsic value of $0.3 million and a weighted-average remaining contractual term of 0.01 years. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $15.1 million, $14.9 million and $75.0 million, respectively. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2018, there was $5.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.71 years. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $4.7 million, $6.0 million and $7.3 million, respectively, of compensation expense associated with these awards. The total fair value of awards released for the years ended December 31, 2018, 2017 and 2016, was $10.0 million, $7.3 million and $5.3 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2018 and 2017:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	413,242	$30.59
Granted	184,791	$30.89
Released	(251,313)	$32.05
Canceled	(1,976)	$30.37
December 31, 2017	344,744	$29.69
Granted	283,183	$23.34
Released	(273,286)	$18.16
Canceled (1)	(54,999)	$33.34
Outstanding at December 31, 2018	299,642	$33.53

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs deriving at least 75% of revenues from triple-net leases. As of December 31, 2018, there was $8.9 million of total unrecognized compensation cost, which will be recognized over the awards' remaining weighted average vesting period of 1.70 years.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized $6.4 million, $9.7 million and $11.0 million, respectively, of compensation expense associated with these awards.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2018 and 2017:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,106,000	$17.25
Granted	558,000	$17.95
Released	—	$—
Canceled	—	$—
December 31, 2017	1,664,000	$17.49
Granted	556,000	$20.64
Released	(548,000)	$17.29
Canceled (1)	(330,000)	$18.60
Outstanding at December 31, 2018	1,342,000	$18.60

(1) The canceled shares and the resulting reversal of expense during the second quarter of 2018 are the result of the retirement of the Company's former Chief Financial Officer.

16.    Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital	TRS Properties	Eliminations (1)	Total
	(in thousands)
For the year ended December 31, 2018
Total revenues	$923,182	$132,545	$—	$1,055,727
Income (loss) from operations	630,122	(36,312)	—	593,810
Interest expense	247,684	10,406	(10,406)	247,684
Income (loss) before income taxes	391,196	(46,716)	—	344,480
Income tax expense	855	4,109	—	4,964
Net income (loss)	390,341	(50,825)	—	339,516
Depreciation	127,696	9,397	—	137,093
Capital project expenditures	20	—	—	20
Capital maintenance expenditures	55	4,229	—	4,284

For the year ended December 31, 2017
Total revenues	$829,221	$142,086	$—	$971,307
Income from operations	578,661	26,857	—	605,518
Interest expense	217,068	10,406	(10,406)	217,068
Income before income taxes	373,931	16,454	—	390,385
Income tax expense	1,099	8,688	—	9,787
Net income	372,832	7,766	—	380,598
Depreciation	102,652	10,828	—	113,480
Capital project expenditures	78	—	—	78
Capital maintenance expenditures	—	3,178	—	3,178

For the year ended December 31, 2016
Total revenues	$684,204	$144,051	$—	$828,255
Income from operations	454,682	25,941	—	480,623
Interest expense	185,896	10,406	(10,406)	185,896
Income before income taxes	281,311	15,539	—	296,850
Income tax expense	1,016	6,529	—	7,545
Net income	280,295	9,010	—	289,305
Depreciation	98,171	11,383	—	109,554
Capital project expenditures	229	101	—	330
Capital maintenance expenditures	—	3,111	—	3,111

Balance sheet at December 31, 2018
Total assets	$8,441,345	$135,948	$—	$8,577,293

Balance sheet at December 31, 2017
Total assets	$7,045,747	$201,135	$—	$7,246,882

(1)              Amounts in the "Eliminations" column represent the elimination of intercompany interest payments from the Company’s TRS Properties business segment to its GLP Capital business segment.

17.    Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2018 and 2017:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2018
Total revenues	$244,050	$254,221	$254,139	$303,317	(1)
Income from operations	151,851	153,241	164,834	123,884	(1)
Net income	96,772	91,998	104,815	45,931	(2)

Earnings per common share:
Basic earnings per common share	$0.45	$0.43	$0.49	$0.21
Diluted earnings per common share	$0.45	$0.43	$0.49	$0.21

2017
Total revenues	$242,713	$243,391	$244,506	$240,697
Income from operations	150,006	152,696	152,699	150,117
Net income	93,991	96,334	97,014	93,259

Earnings per common share:
Basic earnings per common share	$0.45	$0.46	$0.46	$0.44
Diluted earnings per common share	$0.45	$0.45	$0.45	$0.43

(1)    During October 2018, the Company acquired the real property assets of five casino properties from Tropicana and leased these assets to Eldorado under a new triple-net lease. Also during October 2018, in conjunction with the Penn-
Pinnacle Merger, the Company acquired the real property assets of Plainridge Park and added this property to the
Amended Pinnacle Master Lease. These transactions, in addition to the treatment of the Amended Pinnacle Master Lease as an operating lease in its entirety, as detailed in Note 4 were the primary drivers for the Company's improved operating results in the fourth quarter of 2018.

(2)    During the fourth quarter of 2018, the Company recorded an impairment charge of $59.5 million, related to the goodwill recorded on the books of its subsidiary, Hollywood Casino Baton Rouge. This was the largest driver of the decrease in the Company's net income during the fourth quarter of 2018. For further information on the impairment charge see Note 9.

18.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2018	2017	2016
	(in thousands)
Cash paid for income taxes, net of refunds received	$5,389	$11,646	$7,362
Cash paid for interest	229,779	204,442	154,527

Noncash investing and financing activities are as follows:

Year ended December 31,	2018	2017	2016
	(in thousands)
Reclass of assets from investment in direct financing lease to real estate investments	$2,599,180	$—	$—
Equity raised to partially finance the original Pinnacle transaction	—	—	1,823,991

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

Summarized balance sheet information as of December 31, 2018 and 2017 and summarized income statement and cash flow information for the years ended December 31, 2018, 2017 and 2016 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2018 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,637,404	$4,694,056	$—	$7,331,460
Land rights, net	—	100,938	572,269	—	673,207
Property and equipment, used in operations, net	—	18,577	82,307	—	100,884
Mortgage loans receivable	—	246,000	57,684	—	303,684
Investment in direct financing lease, net	—	—	—	—	—
Cash and cash equivalents	—	4,632	21,151	—	25,783
Prepaid expenses	—	27,071	2,885	1,011	30,967
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,265,607	5,247,229	2,697,241	(10,210,077)	—
Deferred tax assets	—	—	5,178	—	5,178
Other assets	—	47,378	20,108	—	67,486
Total assets	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Liabilities
Accounts payable	$—	$2,469	$42	$—	$2,511
Accrued expenses	—	23,587	6,710	—	30,297
Accrued interest	—	45,261	—	—	45,261
Accrued salaries and wages	—	14,628	2,382	—	17,010
Gaming, property, and other taxes	—	24,055	18,824	—	42,879
Income taxes	—	(2)	(1,009)	1,011	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,853,497	—	—	5,853,497
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,185	24,726	—	293,911
Deferred tax liabilities	—	—	261	—	261
Other liabilities	—	24,536	1,523	—	26,059
Total liabilities	—	6,257,216	247,054	(192,584)	6,311,686

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 shares issued and outstanding at December 31, 2018)	2,142	2,142	2,142	(4,284)	2,142
Additional paid-in capital	3,952,503	3,952,506	9,832,830	(13,785,336)	3,952,503
Retained accumulated (deficit) earnings	(1,689,038)	(1,689,040)	(1,890,503)	3,579,543	(1,689,038)
Total shareholders’ equity (deficit)	2,265,607	2,265,608	7,944,469	(10,210,077)	2,265,607
Total liabilities and shareholders’ equity (deficit)	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Year ended December 31, 2018 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$437,211	$310,443	$—	$747,654
Income from direct financing lease	—	—	81,119	—	81,119
Interest income from mortgaged real estate	—	5,590	1,353	—	6,943
Real estate taxes paid by tenants	—	46,327	41,139	—	87,466
Total income from real estate	—	489,128	434,054	—	923,182
Gaming, food, beverage and other	—	—	132,545	—	132,545
Total revenues	—	489,128	566,599	—	1,055,727
Operating expenses
Gaming, food, beverage and other	—	—	77,127	—	77,127
Real estate taxes	—	46,443	42,314	—	88,757
Land rights and ground lease expense	—	10,156	18,202	—	28,358
General and administrative	—	49,161	21,967	—	71,128
Depreciation	—	97,632	39,461	—	137,093
Goodwill impairment charges	—	—	59,454	—	59,454
Total operating expenses	—	203,392	258,525	—	461,917
Income from operations	—	285,736	308,074	—	593,810

Other income (expenses)
Interest expense	—	(247,684)	—	—	(247,684)
Interest income	—	1,355	472	—	1,827
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	460,044	10,280	(470,324)	—
Total other expenses	—	210,242	10,752	(470,324)	(249,330)

Income before income taxes	—	495,978	318,826	(470,324)	344,480
Income tax expense	—	855	4,109	—	4,964
Net income	$—	$495,123	$314,717	$(470,324)	$339,516

Year ended December 31, 2018 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$495,123	$314,717	$(470,324)	$339,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	99,678	48,687	—	148,365
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	12,167	—	—	12,167
Losses on dispositions of property	—	75	234	—	309
Deferred income taxes	—	—	(522)	—	(522)
Stock-based compensation	—	11,152	—	—	11,152
Straight-line rent adjustments	—	49,166	12,722	—	61,888
Losses on debt extinguishment	—	3,473	—	—	3,473
Goodwill impairment charges	—	—	59,454	—	59,454

(Increase) decrease,
Prepaid expenses and other assets	—	(1,777)	477	627	(673)
Intercompany	—	66	(66)	—	—
(Decrease) increase,
Accounts payable	—	1,851	(55)	—	1,796
Accrued expenses	—	(205)	79	—	(126)
Accrued interest	—	12,020	—	—	12,020
Accrued salaries and wages	—	6,796	(595)	—	6,201
Gaming, property and other taxes	—	(78)	(71)	—	(149)
Income taxes	—	304	323	(627)	—
Other liabilities	—	55	(493)	—	(438)
Net cash provided by (used in) operating activities	—	689,866	434,891	(470,324)	654,433
Investing activities
Capital project expenditures	—	(20)	—	—	(20)
Capital maintenance expenditures	—	(55)	(4,229)	—	(4,284)
Proceeds from sale of property and equipment	—	3,195	16	—	3,211
Acquisition of real estate assets	—	(985,750)	(257,716)	—	(1,243,466)
Originations of mortgage loans receivable	—	(246,000)	(57,684)	—	(303,684)
Collection of principal payments on investment in direct financing lease	—	—	38,459	—	38,459
Net cash used in investing activities	—	(1,228,630)	(281,154)	—	(1,509,784)
Financing activities
Dividends paid	(550,435)	—	—	—	(550,435)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	7,537	—	—	—	7,537
Proceeds from issuance of long-term debt	—	2,593,405	—	—	2,593,405
Financing costs	—	(32,426)	—	—	(32,426)
Payments of long-term debt	—	(1,164,117)	—	—	(1,164,117)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	542,898	(858,316)	(154,906)	470,324	—
Net cash provided by (used in) financing activities	—	536,662	(154,906)	470,324	852,080
Net decrease in cash and cash equivalents	—	(2,102)	(1,169)	—	(3,271)
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$4,632	$21,151	$—	$25,783

At December 31, 2017 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$1,794,840	$1,867,205	$—	$3,662,045
Land rights, net	—	58,635	581,513	—	640,148
Property and equipment, used in operations, net	—	20,568	87,725	—	108,293
Investment in direct financing lease, net	—	—	2,637,639	—	2,637,639
Cash and cash equivalents	—	6,734	22,320	—	29,054
Prepaid expenses	—	4,067	2,746	1,639	8,452
Goodwill	—	—	75,521	—	75,521
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,458,247	5,087,893	2,959,174	(10,505,314)	—
Deferred tax assets	—	—	4,478	—	4,478
Other assets	—	42,485	16,190	—	58,675
Total assets	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Liabilities
Accounts payable	$—	$619	$96	$—	$715
Accrued expenses	—	672	7,241	—	7,913
Accrued interest	—	33,241	—	—	33,241
Accrued salaries and wages	—	7,832	2,977	—	10,809
Gaming, property, and other taxes	—	21,135	14,264	—	35,399
Income taxes	—	(306)	(1,333)	1,639	—
Long-term debt, net of unamortized debt issuance costs	—	4,442,880	—	—	4,442,880
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	220,019	12,004	—	232,023
Deferred tax liabilities	—	—	244	—	244
Other liabilities	—	24,478	933	—	25,411
Total liabilities	—	4,750,570	230,021	(191,956)	4,788,635

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2017)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 212,717,549 shares issued and outstanding at December 31, 2017)	2,127	2,127	2,127	(4,254)	2,127
Additional paid-in capital	3,933,829	3,933,831	9,498,755	(13,432,586)	3,933,829
Retained accumulated (deficit) earnings	(1,477,709)	(1,477,711)	(1,453,815)	2,931,526	(1,477,709)
Total shareholders’ equity (deficit)	2,458,247	2,458,247	8,047,067	(10,505,314)	2,458,247
Total liabilities and shareholders’ equity (deficit)	$2,458,247	$7,208,817	$8,277,088	$(10,697,270)	$7,246,882

Year ended December 31, 2017 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$398,070	$273,120	$—	$671,190
Income from direct financing lease	—	—	74,333	—	74,333
Interest income from mortgaged real estate	—	—	—	—	—
Real estate taxes paid by tenants	—	43,672	40,026	—	83,698
Total income from real estate	—	441,742	387,479	—	829,221
Gaming, food, beverage and other	—	—	142,086	—	142,086
Total revenues	—	441,742	529,565	—	971,307
Operating expenses
Gaming, food, beverage and other	—	—	80,487	—	80,487
Real estate taxes	—	43,755	40,911	—	84,666
Land rights and ground lease expense	—	5,895	18,110	—	24,005
General and administrative	—	39,863	23,288	—	63,151
Depreciation	—	93,948	19,532	—	113,480
Total operating expenses	—	183,461	182,328	—	365,789
Income from operations	—	258,281	347,237	—	605,518

Other income (expenses)
Interest expense	—	(217,068)	—	—	(217,068)
Interest income	—	—	1,935	—	1,935
Intercompany dividends and interest	—	451,295	12,318	(463,613)	—
Total other expenses	—	234,227	14,253	(463,613)	(215,133)

Income before income taxes	—	492,508	361,490	(463,613)	390,385
Income tax expense	—	1,099	8,688	—	9,787
Net income	$—	$491,409	$352,802	$(463,613)	$380,598

Year ended December 31, 2017 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$491,409	$352,802	$(463,613)	$380,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	95,058	28,777	—	123,835
Amortization of debt issuance costs	—	13,026	—	—	13,026
Losses on dispositions of property	—	—	530	—	530
Deferred income taxes	—	—	(561)	—	(561)
Stock-based compensation	—	15,636	—	—	15,636
Straight-line rent adjustments	—	56,815	9,156	—	65,971

Decrease (increase),
Prepaid expenses and other assets	—	(5,703)	1,268	(897)	(5,332)
Intercompany	—	317	(317)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	148	(569)	—	(421)
Accrued expenses	—	103	308	—	411
Accrued interest	—	(502)	—	—	(502)
Accrued salaries and wages	—	(79)	269	—	190
Gaming, property and other taxes	—	(505)	(12)	—	(517)
Income taxes	—	(325)	(572)	897	—
Other liabilities	—	6,591	(744)	—	5,847
Net cash provided by (used in) operating activities	—	671,989	390,335	(463,613)	598,711
Investing activities
Capital project expenditures	—	(78)	—	—	(78)
Capital maintenance expenditures	—	—	(3,178)	—	(3,178)
Proceeds from sale of property and equipment	—	10	924	—	934
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	(386)	—	(83,252)
Collection of principal payments on investment in direct financing lease	—	—	73,072	—	73,072
Net cash (used in) provided by investing activities	—	(82,934)	83,632	—	698
Financing activities
Dividends paid	(529,370)	—	—	—	(529,370)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	18,157	—	—	—	18,157
Proceeds from issuance of common stock, net of issuance costs	139,414	—	—	—	139,414
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Payments of long-term debt	—	(335,112)	—	—	(335,112)
Intercompany financing	371,799	(358,983)	(476,429)	463,613	—
Net cash (used in) provided by financing activities	—	(594,095)	(476,429)	463,613	(606,911)
Net decrease in cash and cash equivalents	—	(5,040)	(2,462)	—	(7,502)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$6,734	$22,320	$—	$29,054

Year ended December 31, 2016 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$383,553	$183,891	$—	$567,444
Income from direct financing lease	—	—	48,917	—	48,917
Interest income from mortgaged real estate	—	—	—	—	—
Real estate taxes paid by tenants	—	41,441	26,402	—	67,843
Total income from real estate	—	424,994	259,210	—	684,204
Gaming, food, beverage and other	—	—	144,051	—	144,051
Total revenues	—	424,994	403,261	—	828,255
Operating expenses
Gaming, food, beverage and other	—	—	82,463	—	82,463
Real estate taxes	—	41,510	27,938	—	69,448
Land rights and ground lease expense	—	2,685	12,114	—	14,799
General and administrative	—	48,452	22,916	—	71,368
Depreciation	—	93,476	16,078	—	109,554
Total operating expenses	—	186,123	161,509	—	347,632
Income from operations	—	238,871	241,752	—	480,623

Other income (expenses)
Interest expense	—	(185,896)	—	—	(185,896)
Interest income	—	169	1,954	—	2,123
Intercompany dividends and interest	—	318,047	19,670	(337,717)	—
Total other expenses	—	132,320	21,624	(337,717)	(183,773)

Income before income taxes	—	371,191	263,376	(337,717)	296,850
Income tax expense	—	1,016	6,529	—	7,545
Net income	$—	$370,175	$256,847	$(337,717)	$289,305

Year ended December 31, 2016 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$370,175	$256,847	$(337,717)	$289,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	93,476	22,241	—	115,717
Amortization of debt issuance costs	—	15,146	—	—	15,146
(Gains) losses on sales of property	—	(471)	16	—	(455)
Deferred income taxes	—	—	(1,535)	—	(1,535)
Stock-based compensation	—	18,312	—	—	18,312
Straight-line rent adjustments	—	55,825	2,848	—	58,673

(Increase) decrease,
Prepaid expenses and other assets	—	6,939	(1,554)	2,180	7,565
Intercompany	—	21	(21)	—	—
Increase (decrease),	0	0		0
Accounts payable	—	119	387	—	506
Accrued expenses	—	(4,303)	(369)	—	(4,672)
Accrued interest	—	16,120	—	—	16,120
Accrued salaries and wages	—	(2,817)	(283)	—	(3,100)
Gaming, property and other taxes	—	899	14	—	913
Income taxes	—	59	2,121	(2,180)	—
Other liabilities	—	1,589	286	—	1,875
Net cash provided by (used in) operating activities	—	571,089	280,998	(337,717)	514,370
Investing activities
Capital project expenditures	—	(229)	(101)	—	(330)
Capital maintenance expenditures	—	—	(3,111)	—	(3,111)
Proceeds from sale of property and equipment	—	897	237	—	1,134
Principal payments on loan receivable	—	—	3,150	—	3,150
Acquisition of real estate	—	—	(3,267,992)	—	(3,267,992)
Collection of principal payments on investment in direct financing lease	—	—	48,533	—	48,533
Net cash provided by (used in) investing activities	—	668	(3,219,284)	—	(3,218,616)
Financing activities
Dividends paid	(428,352)	—	—	—	(428,352)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	113,484	—	—	—	113,484
Proceeds from issuance of common stock, net of issuance costs	870,810	—	—	—	870,810
Proceeds from issuance of long-term debt	—	2,552,000	—	—	2,552,000
Financing costs	—	(31,911)	—	—	(31,911)
Payments of long-term debt	—	(377,104)	—	—	(377,104)
Intercompany financing	(555,942)	(2,711,684)	2,929,909	337,717	—
Net cash (used in) provided by financing activities	—	(568,699)	2,929,909	337,717	2,698,927
Net increase (decrease) in cash and cash equivalents	—	3,058	(8,377)	—	(5,319)
Cash and cash equivalents at beginning of period	—	8,716	33,159	$—	41,875
Cash and cash equivalents at end of period	$—	$11,774	$24,782	$—	$36,556

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (5)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,222	$342,392	$357,614	$137,260	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	64,968	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	(20)	19,194	101,104	120,298	58,721	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,453	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	34,842	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	45,507	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	129,718	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	74,989	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	35,789	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	31,965	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	19,738	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	50,152	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	63,166	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	26,859	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	46,443	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,049)	41,149	177,063	218,212	75,384	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (2)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	12,165	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (2)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	13,018	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	—	—	12,860	12,860	2,058	1994/1996/ 2005/2014	5/1/2017	31
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	608	1995	5/1/2017	31
Ameristar Black Hawk (1)	Black Hawk, CO	—	243,092	334,024	—	243,092	334,024	577,116	2,348	2000	4/28/2016	31
Ameristar East Chicago (1)	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	998	1997	4/28/2016	31
Belterra Casino Resort (1)	Florence, IN	—	63,420	172,875	—	63,420	172,875	236,295	1,821	2000	4/28/2016	31

Ameristar Council Bluffs (1)	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	919	1996	4/28/2016	31
L'Auberge Baton Rouge (1)	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	1,336	2012	4/28/2016	31
Boomtown Bossier City (1)	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	833	2002	4/28/2016	31
L'Auberge Lake Charles (1)	Lake Charles, LA	—	14,831	310,877	—	14,831	310,877	325,708	2,657	2005	4/28/2016	31
Boomtown New Orleans (1)	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	494	1994	4/28/2016	31
Ameristar Vicksburg (1)	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	971	1994	4/28/2016	31
River City Casino & Hotel (1)	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	1,711	2010	4/28/2016	31
Ameristar Kansas City (1)	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	2,356	1997	4/28/2016	31
Ameristar St. Charles (1)	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	3,141	1994	4/28/2016	31
Jackpot Properties (1)	Jackpot, NV	—	48,785	61,550	—	48,785	61,550	110,335	1,669	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	832	2015	10/15/2018	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	386	181,918	141,370	323,288	12,971	2006	9/9/2016	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	14,348	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	2,711	1981	10/1/2018	31
Tropicana Evansville	Evansville, IN	—	47,439	146,930	—	47,439	146,930	194,369	987	1995	10/1/2018	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	606	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	146	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	—	11,873	52,400	64,273	545	1994	10/1/2018	31
		$—	$2,548,529	$5,573,416	$176,531	$2,544,928	$5,753,547	$8,298,475	$982,203
Headquarters Property:
GLPI Corporate Office (3)	Wyomissing, PA	$—	$750	$8,465	$58	$750	$8,523	$9,273	$883	2014/2015	9/19/2014	31
Other Properties
Other owned land (4)	various	$—	$6,798	$—	$—	$6,798	$—	$6,798	$—		10/1/18	N/A
		$—	$2,556,077	$5,581,881	$176,589	$2,552,476	$5,762,070	$8,314,546	$983,086

(1)During April 2016, the Company acquired substantially all of the real estate assets of Pinnacle and subsequently leased the assets back to Pinnacle. As discussed further in the footnotes to the consolidated financial statements, the Pinnacle Master Lease was originally bifurcated between an operating lease and a direct financing lease, resulting in the land that was subject to operating lease treatment being recorded as a real estate asset on the Company's consolidated balance sheet, while the building assets that triggered direct financing lease treatment were recorded as an investment in direct financing lease on the Company's consolidated balance sheet.

In conjunction with the Penn-Pinnacle Merger, on October 15, 2018, the Pinnacle Master Lease was amended via the fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC

840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and the building assets previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet.

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

(4)    This includes undeveloped land the Company owns at locations other than its tenant occupied properties.

(5)    The aggregate cost for federal income tax purposes of the properties listed above was $7.96 billion at December 31, 2018. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Real Estate:	(in thousands)
Balance at the beginning of the period	$4,519,501	$4,495,972	$2,750,867
Acquisitions	1,199,135	23,507	1,745,449
Reclass of assets from investment in direct financing lease to real estate investments (1)	2,599,180	—	—
Capital expenditures and assets placed in service	—	32	82
Dispositions	(3,270)	(10)	(426)
Balance at the end of the period	$8,314,546	$4,519,501	$4,495,972
Accumulated Depreciation:
Balance at the beginning of the period	$(857,456)	$(756,881)	$(660,808)
Depreciation expense	(125,630)	(100,576)	(96,073)
Dispositions	—	1	—
Balance at the end of the period	$(983,086)	$(857,456)	$(756,881)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Lumière Place Loan	9.09%	10/1/2020 (1)	interest paid monthly	—	$246,000	$246,000	—
Belterra Park Loan	11.11%	4/3/2051 (2)	interest paid monthly	—	57,684	57,684	—
					$303,684	$303,684	—

(1) The Lumière Loan has a final maturity date of October 1, 2020, however, the loan may be extinguished prior to this date.

(2) The Belterra Park Loan matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051).

(3) The aggregate cost for federal income tax purposes of the mortgage loans listed above was approximately $304 million at December 31, 2018.

Year Ended December 31, 2018
(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$—
Additions during the period:
New mortgage loans	303,684
Deductions during the period:
Collections of principal	—
Balance at the end of the period	$303,684

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2018, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the year ended December 31, 2018, we implemented controls to ensure we had identified all of the Company's lease agreements and properly assessed the impact of ASU 2016-02 on our financial statements to facilitate the adoption of this new guidance on January 1, 2019. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019, expressed an unqualified opinion on those financial statements.

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
February 13, 2019

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2019 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2019 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2019 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
2. Financial Statement Schedules:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2018
Schedule IV. Mortgage Loans on Real Estate as of December 31, 2018
3. Exhibits, Including Those Incorporated by Reference.
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

2.5
Agreement and Plan of Merger, dated as of April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed on April 16, 2018).

2.6
Real Estate Purchase and Sale Agreement, dated as of April 15, 2018, by and between Tropicana Entertainment Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K, filed on April 16, 2018).

2.7
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

Exhibit	Description of Exhibit
4.6
Fifth Supplemental Indenture, dated May 21, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.250% Senior Notes due 2025. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.7
Sixth Supplemental Indenture, dated May 21, 2018, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.750% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.8
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

4.9
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 30, 2013, establishing the 2018 Notes and the 2023 Notes. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on November 1, 2013).

4.10
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 31, 2013, establishing the 2020 Notes. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on November 1, 2013).

4.11	Form of 2021 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.12	Form of 2026 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.13	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.14	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.15	Form of 2029 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

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

Exhibit	Description of Exhibit
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

10.8
Amendment No. 3, dated as of October 10, 2018, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q filed on November 1, 2018).

10.9
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

10.11
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.12
Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.13
Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.14
Fifth Amendment to the Master Lease Agreement, dated as of June 19, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed on August 1, 2018).

10.15
Sixth Amendment to the Master Lease Agreement, dated as of August 8, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 1, 2018).

10.16*	Seventh Amendment to the Master Lease Agreement, dated as of October 31, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC.

10.17*	Eighth Amendment to the Master Lease Agreement, dated as of November 20, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC.

10.18
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.19
First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.20
Second Amendment to the Master Lease, dated October 25, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.21
Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

Exhibit	Description of Exhibit
10.22
Fourth Amendment to the Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.23
Master Lease, dated October 1, 2018, by and among GLP Capital, L.P., Tropicana AC Sub Corp., Tropicana Entertainment, Inc. and Tropicana Atlantic City Corp (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 1, 2018).

10.24
Master Lease Agreement, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.25
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., PNK Development 33, LLC and Pinnacle MLS, LLC dated December 17, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 19, 2017).

10.26
Tax Matters Agreement, dated as of November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

10.27
Tax Matters Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.28
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.29
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

10.30 #
Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on April 30, 2018).

10.31#
Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.32 #
Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.9 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.33 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

10.34 #
Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K filed on February 16, 2018).

10.35 #
Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K filed on February 16, 2018).

10.36 # *	Form of Board of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Amended and Restated Long-Term Incentive Compensation Plan.

Exhibit	Description of Exhibit
10.37 #
Letter Agreement, dated as of April 24, 2018, by and between William J. Clifford and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 30, 2018).

10.38
Amended and Restated Membership Interest Purchase Agreement, dated as of December 15, 2015, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC. (Incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed on February 22, 2016).

21*	Subsidiaries of the Registrant.

23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements.

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

Dated: February 13, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 13, 2019
Peter M. Carlino

/s/ STEVEN T. SNYDER	Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	February 13, 2019
Steven T. Snyder

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2019
Desiree A. Burke

/s/ DAVID A. HANDLER	Director	February 13, 2019
David A. Handler

/s/ JOSEPH W. MARSHALL	Director	February 13, 2019
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 13, 2019
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 13, 2019
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 13, 2019
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 13, 2019
E. Scott Urdang