Form 10-Q
period 2019-03-31
Gaming & Leisure Properties, Inc.
filed 2019-05-07
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number:  001-36124
Gaming & Leisure Properties, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GLPI	Nasdaq
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	May 2, 2019
Common Stock, par value $.01 per share	214,659,312

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

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission (the "SEC").

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net	$7,275,596	$7,331,460
Property and equipment, used in operations, net	98,513	100,884
Mortgage loans receivable	303,684	303,684
Right-of-use assets and land rights, net	872,656	673,207
Cash and cash equivalents	30,334	25,783
Prepaid expenses	3,462	30,967
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Loan receivable	—	13,000
Deferred tax assets	5,528	5,178
Other assets	31,415	67,486
Total assets	$8,646,832	$8,577,293

Liabilities
Accounts payable	$702	$2,511
Accrued expenses	5,951	30,297
Accrued interest	98,223	45,261
Accrued salaries and wages	6,848	17,010
Gaming, property, and other taxes	1,340	42,879
Income taxes	648	—
Lease liabilities	202,405	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,795,122	5,853,497
Deferred rental revenue	302,555	293,911
Deferred tax liabilities	258	261
Other liabilities	25,096	26,059
Total liabilities	6,439,148	6,311,686

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,645,500 and 214,211,932 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	2,146	2,142
Additional paid-in capital	3,947,768	3,952,503
Accumulated deficit	(1,742,230)	(1,689,038)
Total shareholders’ equity	2,207,684	2,265,607
Total liabilities and shareholders’ equity	$8,646,832	$8,577,293

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues
Rental income	$247,678	$169,405
Income from direct financing lease	—	18,621
Interest income from mortgaged real estate	7,193	—
Real estate taxes paid by tenants	—	21,278
Total income from real estate	254,871	209,304
Gaming, food, beverage and other	32,993	34,746
Total revenues	287,864	244,050

Operating expenses
Gaming, food, beverage and other	19,022	19,658
Real estate taxes	—	21,595
Land rights and ground lease expense	9,249	6,532
General and administrative	17,240	16,460
Depreciation	58,578	27,954
Loan impairment charges	13,000	—
Total operating expenses	117,089	92,199
Income from operations	170,775	151,851

Other income (expenses)
Interest expense	(76,728)	(54,068)
Interest income	89	481
Total other expenses	(76,639)	(53,587)

Income before income taxes	94,136	98,264
Income tax expense	1,126	1,492
Net income	$93,010	$96,772

Earnings per common share:
Basic earnings per common share	$0.43	$0.45
Diluted earnings per common share	$0.43	$0.45

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	297,605	3	5,241	—	5,244
Restricted stock activity	483,095	5	(8,293)	—	(8,288)
Dividends paid ($0.63 per common share)	—	—	—	(134,717)	(134,717)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	96,772	96,772
Balance, March 31, 2018	213,498,249	$2,135	$3,930,777	$(1,516,064)	$2,416,848

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2019	2018

Operating activities
Net income	$93,010	$96,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,668	30,681
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,891	3,257
Losses on dispositions of property	7	—
Deferred income taxes	(248)	164
Stock-based compensation	4,325	3,987
Straight-line rent adjustments	8,644	16,617
Loan impairment charges	13,000	—

(Increase), decrease
Prepaid expenses and other assets	(3,346)	(1,001)
Increase, (decrease)
Accounts payable	(1,809)	(225)
Accrued expenses	521	203
Accrued interest	52,962	42,238
Accrued salaries and wages	(10,162)	(7,680)
Gaming, property and other taxes	276	22
Income taxes	648	199
Other liabilities	(964)	522
Net cash provided by operating activities	221,423	185,756
Investing activities
Capital maintenance expenditures	(530)	(822)
Proceeds from sale of property and equipment	182	—
Collections of principal payments on investment in direct financing lease	—	18,209
Net cash (used in) provided by investing activities	(348)	17,387
Financing activities
Dividends paid	(146,202)	(134,717)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,056)	(7,031)
Proceeds from issuance of long-term debt	62,000	—
Financing costs	(236)	—
Repayments of long-term debt	(123,030)	(45,029)
Net cash used in financing activities	(216,524)	(186,777)
Net increase in cash and cash equivalents	4,551	16,366
Cash and cash equivalents at beginning of period	25,783	29,054
Cash and cash equivalents at end of period	$30,334	$45,420

See Note 16 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. (“Tropicana”) and certain of its affiliates pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of  GLPI (“GLP Capital”), which was subsequently amended on October 1, 2018 (as amended, the “Amended Real Estate Purchase Agreement”). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the “GLP Assets”) from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the “Eldorado Master Lease”). Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place Casino and Hotel ("Lumière Place") (and together with the Tropicana Acquisition the "Tropicana Transactions").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at March 31, 2019. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

In conjunction with the adoption of ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), on January 1, 2019, the Company recorded right-of-use assets on the condensed consolidated balance sheet to represent the Company's rights to use the underlying leased assets for the term of the lease. As this asset related, in part, to the same leases which resulted in the below market lease asset the Company described as land rights, net on the December 31, 2018 condensed consolidated balance sheet, this line item has been re-named to right-of-use assets and land rights, net as the assets are required to be reported in the aggregate subsequent to the adoption of ASU 2016-02. Furthermore, under ASU 2016-02, the Company is no longer required to gross-up its financial statements for the real estate taxes paid directly by its tenants to third-parties.

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2018 financial information has been derived from the Company’s audited consolidated financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02. This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. Generally speaking, ASU 2016-02 more significantly impacted the accounting for leases in which GLPI is the lessee by requiring the Company to record a right-of-use asset and lease liability on its condensed consolidated balance sheet for these leases. The Company's accounting treatment of its triple-net tenant leases, which are the primary source of revenues to the Company, were not significantly impacted by the adoption of ASU 2016-02, other than to eliminate the real estate tax gross-up discussed below.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of ASU 2016-02 at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02, the Company no longer grosses-up its financial statements for real estate taxes paid directly to third-parties by its tenants. The Company notes, however, that ground leases for which the tenant pays the landlord directly on the

Company's behalf are still required to be grossed-up within its condensed consolidated financial statements upon the adoption of ASU 2016-02 as these are not considered lessor costs. On January 1, 2019, the Company adopted ASU 2016-02 using the new transition option available under ASU 2018-11 and recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and its future lease obligations. Also in connection with the adoption of ASC 842 - Leases ("ASC 842"), the land rights recorded on balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets are now required to be reported in aggregate with the Company's operating lease right-of-use assets, reflected as right-of-use assets and land rights, net on the condensed consolidated balance sheet. Furthermore, the Company elected the package of practical expedients, which among other things, did not require the Company to reassess the lease classification of its existing leases and the practical expedient related to land easements, which allowed the Company to bypass the reassessment of existing or expired land easements for the existence of a lease under ASC 842. See Note 7 for further disclosures related to the adoption of ASU 2016-02.

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

4.              Real Estate Investments

Real estate investments, net, represents investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Land and improvements	$2,552,286	$2,552,475
Building and improvements	5,762,071	5,762,071
Total real estate investments	8,314,357	8,314,546
Less accumulated depreciation	(1,038,761)	(983,086)
Real estate investments, net	$7,275,596	$7,331,460

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	March 31, 2019	December 31, 2018
	(in thousands)
Land and improvements	$30,431	$30,431
Building and improvements	116,776	116,776
Furniture, fixtures, and equipment	117,593	117,247
Construction in progress	439	284
Total property and equipment	265,239	264,738
Less accumulated depreciation	(166,726)	(163,854)
Property and equipment, net	$98,513	$100,884

6. Receivables

Mortgage Loans Receivable

At March 31, 2019, the Company has financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Place from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $246.0 million secured mortgage loan on Lumière Place (the "Lumière Loan"). The Lumière Loan bears interest at a rate equal to (i) 9.09% until the one-year anniversary of the closing, and (ii) 9.27% until its maturity. Until the one-year anniversary of the closing, the Lumière Loan will be secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the Lumière Loan, the mortgage and the related deed of trust on the Lumière Place property will terminate and the loan will continue unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Lumière Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051).

Loan Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois.  GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Company's existing master leases. The lease has an initial term of 15 years and the tenant has an option to renew it at the same terms and conditions for four successive five-year periods (the "Casino Queen Lease").

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. The new loan bears an interest rate of 15% and is pre-payable at any time.

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
On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from Citizens Bank, N.A. ("Citizens"), which reported a covenant default under their senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through March 31, 2019, the interest due from CQ Holding Company under the Company's unsecured loan was paid in kind in the aggregate amount of $2.0 million. In addition to the covenant violation noted above under the senior credit agreement with Citizens, CQ Holding Company also had a payment default under their senior credit agreement with Citizens. Furthermore, the Company notified Casino Queen of Events of Default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place. Despite the payment and covenant defaults noted above, at that time, full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.
During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company does not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the three months ended March 31, 2019 to reflect the write-off of the Casino Queen loan.
At March 31, 2019, all lease payments due from Casino Queen remain current, however, Casino Queen was in violation of the rent coverage ratio required under its lease with the Company and the Company has provided notice to Casino Queen and its secured lenders of such default.
7. Lease Assets and Lease Liabilities

Lease Assets
The Company determines whether a contract is or contains a lease at its inception. A lease is defined as the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use assets and lease liabilities are recorded on the Company's condensed consolidated balance sheet at the lease commencement date for operating leases in which the Company acts as lessee. Right-of-use assets represent the Company's rights to use underlying assets for the term of the lease and lease liabilities represent the Company's future obligations under the lease agreement. Right-of-use assets and lease liabilities are recognized at the lease commencement date based upon the estimated present value of the lease payments. As the rate implicit in the Company's leases cannot readily be determined, the Company utilizes its estimated incremental borrowing rate to determine the present value of its lease payments. Consideration is also given to the Company's recent debt issuances, as well as publicly available data for instruments with similar characteristics when determining the incremental borrowing rates of the Company's leases.
The Company includes options to extend the lease in its lease term, when it is reasonably certain that the Company will exercise those renewal options. In the instance of the Company's ground leases associated with leased properties, the Company has included all available renewal options in the lease term, as it intends to renew these leases indefinitely. The Company accounts for the lease and nonlease components of these triple-net tenant leases as a single lease component. Leases with a term of 12 months or less are not recorded on the Company's condensed consolidated balance sheet.
Right-of-use assets and land rights are monitored for potential impairment in much the same way as the Company's real estate assets, using the impairment model in ASC 360 - Property, Plant and Equipment. If the Company determines the carrying amount of a right-of-use asset or land right is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP.
The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. Details of the Company's significant ground leases can be found in the Form 10-K for the year ended December 31, 2018. For certain of these ground leases, the Company subleases the underlying assets to its tenants who are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January

1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheet.

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

Components of the Company's right-of use assets and land rights, net are detailed below:

March 31, 2019
Right-of use assets - operating leases	$202,538
Land rights, net	670,118
Right-of-use assets and land rights, net	$872,656

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land rights	$700,997	$700,997
Less accumulated amortization	(30,879)	(27,790)
Land rights, net	$670,118	$673,207

As of March 31, 2019, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$9,270
2020	12,359
2021	12,359
2022	12,359
2023	12,359
Thereafter	611,412
Total	$670,118

Lease Liabilities

At March 31, 2019, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$11,613
2020	15,159
2021	15,042
2022	15,026
2023	15,005
Thereafter	685,975
Total lease payments	$757,820
Less: interest	(555,415)
Present value of lease liabilities	$202,405

As a result of transitioning from the guidance in ASC 840 to ASC 842, the Company's annual minimum lease payments did not change.

Lease Expense

Operating lease costs represent the entire amount of expense recognized for operating leases that are recorded on the condensed consolidated balance sheet. Variable lease costs are not included in the measurement of the lease liability and include both lease payments tied to a property's performance and changes in an index such as the CPI that are not determinable at lease commencement, while short-term lease costs are costs for those operating leases with a term of 12 months or less.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$3,893
Variable lease cost	2,436
Short-term lease cost	238
Amortization of land right assets	3,090
Total lease cost	$9,657

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income. The Company's short-term lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income, while a small portion of operating lease costs is also recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income. Amortization expense related to the land right intangibles and other lease costs totaled $2.7 million and $4.3 million, respectively, for the three months ended March 31, 2018.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2019
Weighted average remaining lease term - operating leases	51.61 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$556

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

8.              Long-term Debt

Long-term debt is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Unsecured $1,175 million revolver	$341,000	$402,000
Unsecured term loan A-1	525,000	525,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
Finance lease liability	1,082	1,112
Total long-term debt	5,842,082	5,903,112
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(46,960)	(49,615)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,795,122	$5,853,497

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2019 (in thousands):

Within one year	$125
2-3 years	1,925,268
4-5 years	841,294
Over 5 years	3,075,395
Total minimum payments	$5,842,082

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility"), consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At March 31, 2019, the Credit Facility had a gross outstanding balance of $866 million, consisting of the $525 million Term Loan A-1 facility and $341 million of borrowings under the revolving credit facility. Additionally, at March 31, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $833.6 million of available borrowing capacity under the revolving credit facility as of March 31, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

 At March 31, 2019, the Company had $4,975 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2019, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its condensed consolidated balance sheet. The original term of the finance lease was 30 years and it will terminate in 2026.

9. Fair Value of Financial Assets and Liabilities

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

Mortgage Loans Receivable

The fair value of the mortgage loans receivable approximates the carrying value of the Company's mortgage loans receivable, as collection on the outstanding loan balances is reasonably assured. The fair value measurement of the mortgage loans receivable is considered a Level 3 measurement as defined under ASC 820.

Long-term Debt

The fair value of the Senior Notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	30,334	30,334	25,783	25,783
Deferred compensation plan assets	26,119	26,119	22,709	22,709
Mortgage loans receivable	303,684	303,684	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	866,000	857,495	927,000	909,308
Senior unsecured notes	4,975,000	5,191,775	4,975,000	4,958,455

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Three Months Ended March 31, 2019
	(in thousands)
Assets:
Loan receivable	—	—	—	13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under its unsecured loan to CQ Holding Company. The Company no longer expects the proceeds from the sale of the operating assets of Casino Queen to generate enough cash to repay all of Casino Queen's creditors, including the Company. Thus, because the Company does not expect Casino Queen to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the three months ended March 31, 2019 to reflect the write-off of the Casino Queen loan. See Note 6 for further details surrounding the Casino Queen loan.

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

11. Revenue Recognition

As of March 31, 2019, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease and the Casino Queen real estate assets are leased back to the operator under an additional single property triple-net lease.

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

The Company’s triple-net tenant leases all contain a fixed component, a portion of which is subject to an annual escalator (typically 2%) if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities subject to such lease, which is adjusted, subject to certain floors, every 2 to 5 years to an amount equal to 4% of the average annual net revenues of all facilities under the related tenant lease during the preceding 2 to 5 years. The Penn Master Lease also provides for a component that is based on the performance of two Ohio facilities, which is adjusted, subject to certain floors monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo (together, the "Ohio Properties") during the preceding month.

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

Additionally, in accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the respective master lease agreement (in the instance of Penn) and single property lease (in the instance of Casino Queen) with the Company. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the master lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the lease would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, the Company concluded that the term of Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended by a fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease, do not represent a meaningful portion of Penn's business at the time Penn assumed the lease, the Company has concluded that the lease term of the Amended Pinnacle Master Lease is 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease), equal to the initial 10-year term only.

Subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, the Company entered into a separate triple-net lease with Pinnacle to lease the Meadows real estate assets to Pinnacle. Because this lease involved only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Eldorado or Boyd would elect to exercise all lease renewal options under their respective master leases. The properties under each master lease do not represent a meaningful portion of either tenant's business at lease inception; therefore the Company has concluded that the lease term of the Eldorado Master Lease is 15 years and the lease term of the Boyd Master Lease is 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease), equal to the initial terms of such master leases only.
The Company may periodically loan funds to casino owner-operators pursuant to secured mortgage loans for the purchase of gaming related properties. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's condensed consolidated statements of income in the period earned. At March 31, 2019, the Company had financial interests in two casino properties, Belterra Park and Lumière Place, pursuant to the secured mortgage loans made by the Company to the respective casino owner-operators, Boyd and Eldorado.
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

Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenue from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited.

For the TRS Properties, the Company is subject to gaming taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. The Company records gaming taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three months ended March 31, 2019 and 2018, these expenses, which are recorded within gaming, food, beverage and other expense in the condensed consolidated statements of income, totaled $14.0 million and $14.2 million, respectively.

12. Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	214,626	213,304
Assumed conversion of dilutive employee stock-based awards	—	389
Assumed conversion of restricted stock awards	54	42
Assumed conversion of performance-based restricted stock awards	608	947
Diluted weighted-average common shares outstanding	215,288	214,682

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$93,010	$96,772
Less: Net income allocated to participating securities	(158)	(162)
Net income attributable to common shareholders	$92,852	$96,610
Weighted-average common shares outstanding	214,626	213,304
Basic EPS	$0.43	$0.45

Calculation of diluted EPS:
Net income	$93,010	$96,772
Diluted weighted-average common shares outstanding	215,288	214,682
Diluted EPS	$0.43	$0.45

There were 78,483 and 176,641 outstanding equity based awards during the three months ended March 31, 2019 and 2018, respectively, that were not included in the computation of diluted EPS because they were antidilutive.

13.              Shareholders' Equity

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2019 and 2018:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2019
February 20, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954

2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490

In addition, for both the three months ended March 31, 2019 and 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million.

14. Stock-Based Compensation

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

As of March 31, 2019, there was $10.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.90 years. For the three months ended March 31, 2019 and 2018, the Company recognized $2.0 million and $1.4 million, respectively, of compensation expense associated with these awards.

The following table contains information on restricted stock award activity for the three months ended March 31, 2019:

Number of Award Shares
Outstanding at December 31, 2018	299,642
Granted	317,290
Released	(252,704)
Canceled	—
Outstanding at March 31, 2019	364,228

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of March 31, 2019, there was $15.3 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.17 years.  For the three months ended March 31, 2019 and 2018, the Company recognized $2.3 million and $2.6 million, respectively, of compensation expense associated with these awards,

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2019:

Number of Performance-Based Award Shares
Outstanding at December 31, 2018	1,342,000
Granted	512,000
Released	(447,334)
Canceled	(23,332)
Outstanding at March 31, 2019	1,383,334

15.       Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$254,871	$32,993	$287,864	$209,304	$34,746	$244,050
Income from operations	164,869	5,906	170,775	144,874	6,977	151,851
Interest expense	74,127	2,601	76,728	51,467	2,601	54,068
Income before income taxes	90,831	3,305	94,136	93,887	4,377	98,264
Income tax expense	68	1,058	1,126	171	1,321	1,492
Net income	90,763	2,247	93,010	93,716	3,056	96,772
Depreciation	56,175	2,403	58,578	25,615	2,339	27,954
Capital project expenditures	—	—	—	—	—	—
Capital maintenance expenditures	2	528	530	48	774	822

(1)              Interest expense is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2019 and 2018.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash paid for income taxes, net of refunds received	$—	$22
Cash paid for interest	20,850	8,549

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. The Company did not engage in any other noncash investing and financing activities during the three months ended March 31, 2019 and 2018.

17.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

GLPI guarantees the Senior Notes issued by its subsidiaries, GLP Capital, L.P. and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. None of GLPI's other subsidiaries guarantee the Senior Notes.

Summarized balance sheets as of March 31, 2019 and December 31, 2018 and statements of income and cash flows for the three months ended March 31, 2019 and 2018 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At March 31, 2019 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,608,928	$4,666,668	$—	$7,275,596
Property and equipment, used in operations, net	—	18,080	80,433	—	98,513
Mortgage loans receivable	—	246,000	57,684	—	303,684
Right-of-use assets and land rights, net	—	208,305	664,351	—	872,656
Cash and cash equivalents	—	4,640	25,694	—	30,334
Prepaid expenses	—	2,449	1,013	—	3,462
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,207,684	5,198,680	2,641,226	(10,047,590)	—
Deferred tax assets	—	—	5,528	—	5,528
Other assets	—	29,712	1,703	—	31,415
Total assets	$2,207,684	$8,510,389	$8,169,944	$(10,241,185)	$8,646,832

Liabilities
Accounts payable	$—	$659	$43	$—	$702
Accrued expenses	—	1,084	4,867	—	5,951
Accrued interest	—	98,223	—	—	98,223
Accrued salaries and wages	—	5,275	1,573	—	6,848
Gaming, property, and other taxes	—	827	513	—	1,340
Income taxes	—	67	581	—	648
Lease liabilities	—	108,013	94,392	—	202,405
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,795,122	—	—	5,795,122
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,848	32,707	—	302,555
Deferred tax liabilities	—	—	258	—	258
Other liabilities	—	23,587	1,509	—	25,096
Total liabilities	—	6,302,705	330,038	(193,595)	6,439,148

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2019)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,645,500 shares issued and outstanding at March 31, 2019)	2,146	2,146	2,146	(4,292)	2,146
Additional paid-in capital	3,947,768	3,947,770	9,828,095	(13,775,865)	3,947,768
Retained accumulated (deficit) earnings	(1,742,230)	(1,742,232)	(1,990,335)	3,732,567	(1,742,230)
Total shareholders’ equity (deficit)	2,207,684	2,207,684	7,839,906	(10,047,590)	2,207,684
Total liabilities and shareholders’ equity (deficit)	$2,207,684	$8,510,389	$8,169,944	$(10,241,185)	$8,646,832

Three months ended March 31, 2019 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$138,253	$109,425	$—	$247,678
Interest income from mortgage real estate	—	5,590	1,603	—	7,193
Total income from real estate	—	143,843	111,028	—	254,871
Gaming, food, beverage and other	—	—	32,993	—	32,993
Total revenues	—	143,843	144,021	—	287,864
Operating expenses
Gaming, food, beverage and other	—	—	19,022	—	19,022
Land rights and ground lease expense	—	4,724	4,525	—	9,249
General and administrative	—	11,512	5,728	—	17,240
Depreciation	—	28,787	29,791	—	58,578
Loan impairment charges	—	—	13,000	—	13,000
Total operating expenses	—	45,023	72,066	—	117,089
Income from operations	—	98,820	71,955	—	170,775

Other income (expenses)
Interest expense	—	(76,728)	—	—	(76,728)
Interest income	—	89	—	—	89
Intercompany dividends and interest	—	119,394	(1,571)	(117,823)	—
Total other income (expenses)	—	42,755	(1,571)	(117,823)	(76,639)

Income (loss) before income taxes	—	141,575	70,384	(117,823)	94,136
Income tax expense	—	69	1,057	—	1,126
Net income (loss)	$—	$141,506	$69,327	$(117,823)	$93,010

Three months ended March 31, 2019 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$141,506	$69,327	$(117,823)	$93,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	29,566	32,102	—	61,668
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	2,891	—	—	2,891
Losses on dispositions of property	—	7	—	—	7
Deferred income taxes	—	—	(248)	—	(248)
Stock-based compensation	—	4,325	—	—	4,325
Straight-line rent adjustments	—	663	7,981	—	8,644
Loan impairment charges	—	—	13,000	—	13,000

(Increase) decrease,
Prepaid expenses and other assets	—	(4,240)	(117)	1,011	(3,346)
Intercompany	—	52	(52)	—	—
Increase (decrease),
Accounts payable	—	(1,810)	1	—	(1,809)
Accrued expenses	—	264	257	—	521
Accrued interest	—	52,962	—	—	52,962
Accrued salaries and wages	—	(9,353)	(809)	—	(10,162)
Gaming, property and other taxes	—	398	(122)	—	276
Income taxes	—	69	1,590	(1,011)	648
Other liabilities	—	(948)	(16)	—	(964)
Net cash provided by (used in) operating activities	—	216,352	122,894	(117,823)	221,423
Investing activities
Capital maintenance expenditures	—	(2)	(528)	—	(530)
Proceeds from sale of property and equipment	—	182	—	—	182
Net cash provided by (used in) investing activities	—	180	(528)	—	(348)
Financing activities
Dividends paid	(146,202)	—	—	—	(146,202)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,056)	—	—	—	(9,056)
Proceeds from issuance of long-term debt	—	62,000	—	—	62,000
Financing costs	—	(236)	—	—	(236)
Repayments of long-term debt	—	(123,030)	—	—	(123,030)
Intercompany financing	155,258	(155,258)	(117,823)	117,823	—
Net cash (used in) provided by financing activities	—	(216,524)	(117,823)	117,823	(216,524)
Net increase in cash and cash equivalents	—	8	4,543	—	4,551
Cash and cash equivalents at beginning of period	—	4,632	21,151	—	25,783
Cash and cash equivalents at end of period	$—	$4,640	$25,694	$—	$30,334

At December 31, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,637,404	$4,694,056	$—	$7,331,460
Land rights, net	—	100,938	572,269	—	673,207
Property and equipment, used in operations, net	—	18,577	82,307	—	100,884
Mortgage loans receivable	—	246,000	57,684	—	303,684
Cash and cash equivalents	—	4,632	21,151	—	25,783
Prepaid expenses	—	27,071	2,885	1,011	30,967
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,265,607	5,247,229	2,697,241	(10,210,077)	—
Deferred tax assets	—	—	5,178	—	5,178
Other assets	—	47,378	20,108	—	67,486
Total assets	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Liabilities
Accounts payable	$—	$2,469	$42	$—	$2,511
Accrued expenses	—	23,587	6,710	—	30,297
Accrued interest	—	45,261	—	—	45,261
Accrued salaries and wages	—	14,628	2,382	—	17,010
Gaming, property, and other taxes	—	24,055	18,824	—	42,879
Income taxes	—	(2)	(1,009)	1,011	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,853,497	—	—	5,853,497
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,185	24,726	—	293,911
Deferred tax liabilities	—	—	261	—	261
Other liabilities	—	24,536	1,523	—	26,059
Total liabilities	—	6,257,216	247,054	(192,584)	6,311,686

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 shares issued and outstanding at December 31, 2018)	2,142	2,142	2,142	(4,284)	2,142
Additional paid-in capital	3,952,503	3,952,506	9,832,830	(13,785,336)	3,952,503
Retained accumulated (deficit) earnings	(1,689,038)	(1,689,040)	(1,890,503)	3,579,543	(1,689,038)
Total shareholders’ equity (deficit)	2,265,607	2,265,608	7,944,469	(10,210,077)	2,265,607
Total liabilities and shareholders’ equity (deficit)	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Three months ended March 31, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,820	$67,585	$—	$169,405
Income from direct financing lease	—	—	18,621	—	18,621
Real estate taxes paid by tenants	—	10,900	10,378	—	21,278
Total income from real estate	—	112,720	96,584	—	209,304
Gaming, food, beverage and other	—	—	34,746	—	34,746
Total revenues	—	112,720	131,330	—	244,050
Operating expenses
Gaming, food, beverage and other	—	—	19,658	—	19,658
Real estate taxes	—	10,919	10,676	—	21,595
Land rights and ground lease expense	—	2,019	4,513	—	6,532
General and administrative	—	10,921	5,539	—	16,460
Depreciation	—	23,601	4,353	—	27,954
Total operating expenses	—	47,460	44,739	—	92,199
Income from operations	—	65,260	86,591	—	151,851

Other income (expenses)
Interest expense	—	(54,068)	—	—	(54,068)
Interest income	—	—	481	—	481
Intercompany dividends and interest	—	107,103	(315)	(106,788)	—
Total other income (expenses)	—	53,035	166	(106,788)	(53,587)

Income (loss) before income taxes	—	118,295	86,757	(106,788)	98,264
Income tax expense	—	171	1,321	—	1,492
Net income (loss)	$—	$118,124	$85,436	$(106,788)	$96,772

Three months ended March 31, 2018 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$118,124	$85,436	$(106,788)	$96,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	24,018	6,663	—	30,681
Amortization of debt issuance costs	—	3,257	—	—	3,257
Deferred income taxes	—	—	164	—	164
Stock-based compensation	—	3,987	—	—	3,987
Straight-line rent adjustments	—	14,328	2,289	—	16,617

(Increase) decrease,
Prepaid expenses and other assets	—	(2,913)	274	1,638	(1,001)
Intercompany	—	(9)	9	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(160)	(65)	—	(225)
Accrued expenses	—	98	105	—	203
Accrued interest	—	42,238	—	—	42,238
Accrued salaries and wages	—	(6,408)	(1,272)	—	(7,680)
Gaming, property and other taxes	—	124	(102)	—	22
Income taxes	—	152	1,685	(1,638)	199
Other liabilities	—	949	(427)	—	522
Net cash provided by (used in) operating activities	—	197,785	94,759	(106,788)	185,756
Investing activities
Capital maintenance expenditures	—	(48)	(774)	—	(822)
Collection of principal payments on investment in direct financing lease	—	—	18,209	—	18,209
Net cash (used in) provided by investing activities	—	(48)	17,435	—	17,387
Financing activities
Dividends paid	(134,717)	—	—	—	(134,717)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(7,031)	—	—	—	(7,031)
Repayments of long-term debt	—	(45,029)	—	—	(45,029)
Intercompany financing	141,748	(141,749)	(106,787)	106,788	—
Net cash (used in) provided by financing activities	—	(186,778)	(106,787)	106,788	(186,777)
Net increase in cash and cash equivalents	—	10,959	5,407	—	16,366
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$17,693	$27,727	$—	$45,420

18.       Subsequent Event

On April 16, 2019, Penn announced its intended June 30, 2019 closure of Resorts Casino, located in Tunica, Mississippi, pending regulatory approvals. The Company's rent collected from Penn under the Penn Master Lease will not be impacted by the closure as the Company's lease with Penn is cross-collateralized and does not allow for rent reductions for individual property closures. The Company is currently evaluating the impact of the closure on its real estate assets at this property, however, it expects no impact to future rental revenues it will collect under the Penn Master Lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a triple-net lease with an initial term of 10 years with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby the Company loaned Boyd $57.7 million.
In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Additionally, on October 1, 2018 the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at March 31, 2019. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Additionally, we believe we have the ability to leverage the expertise our management team has developed over the years to secure additional avenues for growth beyond the gaming industry. Accordingly, we anticipate we will be able to effect strategic acquisitions unrelated to the gaming industry as well as other acquisitions that may prove complementary to GLPI’s gaming facilities.

As of March 31, 2019, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Penn under a single property triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with ASC 842, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

 Gaming revenue for our TRS Properties is derived primarily from gaming on slot machines and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $287.9 million and $170.8 million, respectively, for the three months ended March 31, 2019, compared to $244.1 million and $151.9 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

•
Total income from real estate was $254.9 million for the three months ended March 31, 2019 and $209.3 million for the three months ended March 31, 2018. Total income from real estate increased by $45.6 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year primarily due to the Tropicana Transactions (including rent from the Eldorado Master Lease and interest income from the Lumière Loan) and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, as well as the performance of the Ohio Properties, the impact of the rent escalators under the Penn Master Lease, the rent escalators triggered under the former Pinnacle Master Lease prior to the Penn-Pinnacle Merger, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842.

•
Revenues for our TRS Properties decreased by $1.8 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, primarily due to decreased revenues at Hollywood Casino Baton Rouge, partially resulting from the June 2018 smoking ban at all Baton Rouge casinos.

•
Total operating expenses increased by $24.9 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in operating expenses for the three months ended March 31, 2019, as compared to the corresponding period in the prior year was primarily driven by a loan impairment charge of $13.0 million related to the company's unsecured loan to Casino Queen and an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. These increases were offset by a significant decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842.

•
Other income and expenses increased by $23.1 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in other income and expenses for the three months ended March 31, 2019, as compared to the corresponding period in the prior year was primarily due to an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park Casino and the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger.

•	Income tax expense decreased by $0.4 million for the three months ended March 31, 2019, primarily due to lower income at our TRS Properties.

•	Net income decreased by $3.8 million for the three months ended March 31, 2019, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are likely to have an impact on us by segment:

GLP Capital

•
On October 15, 2018, Penn's acquisition of Pinnacle closed, and the Company completed its previously announced transactions with Penn, Pinnacle and Boyd. Concurrent with Penn's acquisition, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s existing master leases. The Company also purchased the real estate assets of Plainridge Park Casino from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. We also entered into a loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby we loaned Boyd $57.7 million, act as mortgagee and collect interest income from Boyd. Our initial annual real estate income will increase by $45.3 million as a result of these transactions.

•
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

TRS Properties

•
During the second quarter of 2018, a smoking ban went into effect at all Baton Rouge, Louisiana casinos, which in combination with the general market deterioration in the Baton Rouge region has contributed to the poor performance of our Hollywood Casino Baton Rouge property.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•
The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and a single property lease and account for a significant portion of our revenue.

•
The risks related to economic conditions and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

•
The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

The consolidated results of operations for the three months ended March 31, 2019 and 2018 are summarized below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues
Rental income	$247,678	$169,405
Income from direct financing lease	—	18,621
Interest income from mortgaged real estate	7,193	—
Real estate taxes paid by tenants	—	21,278
Total income from real estate	254,871	209,304
Gaming, food, beverage and other	32,993	34,746
Total revenues	287,864	244,050
Operating expenses
Gaming, food, beverage and other	19,022	19,658
Real estate taxes	—	21,595
Land rights and ground lease expense	9,249	6,532
General and administrative	17,240	16,460
Depreciation	58,578	27,954
Loan impairment charges	13,000	—
Total operating expenses	117,089	92,199
Income from operations	$170,775	$151,851

Certain information regarding our results of operations by segment for the three months ended March 31, 2019 and 2018 is summarized below:

	Three Months Ended March 31,
	2019	2018	2019	2018
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$254,871	$209,304	$164,869	$144,874
TRS Properties	32,993	34,746	5,906	6,977
Total	$287,864	$244,050	$170,775	$151,851

FFO, AFFO and Adjusted EBITDA

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance, which is used as a bonus metric. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, in order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income annually. The Company adjusts AFFO accordingly to provide our investors an estimate of the taxable income available for this distribution requirement.

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, direct financing lease adjustments, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments, the amortization of land rights, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges.

FFO, AFFO and Adjusted EBITDA are not recognized terms under GAAP. These non-GAAP financial measures: (i) do not represent cash flow from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flow as a measure of liquidity. In addition, these measures should not be viewed as an indication of our ability to fund all of our cash needs, including to make cash distributions to our shareholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, FFO per share, AFFO, AFFO per share and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$93,010	$96,772
Losses from dispositions of property	7	—
Real estate depreciation	55,675	25,098
Funds from operations	$148,692	$121,870
Straight-line rent adjustments	8,644	16,617
Direct financing lease adjustments	—	18,209
Other depreciation	2,903	2,856
Amortization of land rights	3,090	2,727
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,891	3,257
Stock based compensation	4,325	3,987
Loan impairment charges	13,000	—
Capital maintenance expenditures	(530)	(822)
Adjusted funds from operations	$183,015	$168,701
Interest, net	76,639	53,587
Income tax expense	1,126	1,492
Capital maintenance expenditures	530	822
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,891)	(3,257)
Adjusted EBITDA	$258,419	$221,345

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2019 and 2018 is as follows:

	GLP Capital		TRS Properties
Three Months Ended March 31,	2019	2018	2019	2018
	(in thousands)

Net income	$90,763	$93,716	$2,247	$3,056
Losses from dispositions of property	7	—	—	—
Real estate depreciation	55,675	25,098	—	—
Funds from operations	$146,445	$118,814	$2,247	$3,056
Straight-line rent adjustments	8,644	16,617	—	—
Direct financing lease adjustments	—	18,209	—	—
Other depreciation	500	517	2,403	2,339
Amortization of land rights	3,090	2,727	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,891	3,257	—	—
Stock based compensation	4,325	3,987	—	—
Loan impairment charges	13,000	—	—	—
Capital maintenance expenditures	(2)	(48)	(528)	(774)
Adjusted funds from operations	$178,893	$164,080	$4,122	$4,621
Interest, net (1)	74,038	50,987	2,601	2,600
Income tax expense	68	171	1,058	1,321
Capital maintenance expenditures	2	48	528	774
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,891)	(3,257)	—	—
Adjusted EBITDA	$250,110	$212,029	$8,309	$9,316

(1)	Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2019 and 2018.

Net income for our GLP Capital segment was $90.8 million for the three months ended March 31, 2019 and $93.7 million for the three months ended March 31, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $146.4 million, $178.9 million and $250.1 million, respectively, for the three months ended March 31, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $118.8 million, $164.1 million and $212.0 million, respectively, for the three months ended March 31, 2018. The decrease in net income for our GLP Capital segment for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily driven by a $45.6 million increase in income from real estate, offset by a $25.6 million increase in operating expenses and a $23.1 million increase in other expenses, net. The increase in income from real estate in our GLP Capital segment was primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, as well as the performance of the Ohio Properties, the impact of the rent escalators under the Penn Master Lease, the rent escalators triggered under the former Pinnacle Master Lease prior to the Penn-Pinnacle Merger, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decreases and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842.

The increase in operating expenses in our GLP Capital segment was primarily driven by a loan impairment charge of $13.0 million related to the company's unsecured loan to Casino Queen and an increase in depreciation expense, resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. These increases were offset by a significant decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842. The increase in other expenses, net was driven by an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which, together with funds available under the revolving credit facility, were utilized for the October closings of both the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger.

The increase in FFO for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 was driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 was primarily driven by the changes described above, as well as the add back of the loan impairment charges for AFFO purposes, partially offset by lower direct financing lease adjustments and straight-line rent adjustments, both of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we received from tenants that was applied against our lease receivable and thus not recorded as revenue. These adjustments were eliminated due to the unwinding of the direct financing lease in October 2018, as the cash received is now recorded as rental income and no add-back to AFFO is necessary. Adjusted EBITDA for our GLP Capital segment for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 also increased, driven by the explanations above, as well as, a higher add-back for interest expense.

Revenues

Revenues for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2019	2018	Variance	Variance
Total income from real estate	$254,871	$209,304	$45,567	21.8%
Gaming, food, beverage and other	32,993	34,746	(1,753)	(5.0)%
Total revenues	$287,864	$244,050	$43,814	18.0%

Total income from real estate

For the three months ended March 31, 2019 and 2018, total income from real estate was $254.9 million and $209.3 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Rental revenue increased $45.6 million, or 21.8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, as well as the performance of the Ohio Properties, the impact of the rent escalators under the Penn Master Lease, the rent escalators triggered under the former Pinnacle Master Lease prior to the Penn-Pinnacle Merger, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842. Specifically, the properties under the Penn Master Lease contributed $15.0 to the increase in income from real estate for three months ended March 31, 2019, as compared to the three months ended March 31, 2018, resulting from the impact of the rent escalators, the performance of the Ohio Properties and the partial recognition of income previously deferred, partially offset by the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease, while the Meadows Lease contributed $2.7 million to the increase in income from real estate for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due the partial recognition of income previously deferred. The properties under the Amended Pinnacle Master Lease and the Boyd Master Lease contributed an aggregate $20.6 million to the increase in income from real estate for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily resulting from the additional rent under the Amended Pinnacle Master Lease (including both rent from the Plainridge Park property and additional fixed rent), the impact of the rent escalators and the unwinding of the direct financing lease in connection with the Penn-Pinnacle Merger, resulting in all rent received under the Amended Pinnacle Master Lease recorded as rental income on the Company's consolidated statement of income. The Eldorado Master Lease contributed $21.4 million to the increase in income from real estate for the three months ended March 31, 2019, while the interest income from our mortgaged real estate contributed $7.2 million to the increase. These changes were offset by a decrease in income from real estate taxes of $21.3 million, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants.

Details of the Company's income from real estate for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended March 31, 2019	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Mortgage	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$68,482	$55,781	$15,230	$18,286	$3,283	$2,275	$163,337
Land base rent	23,492	17,703	3,340	2,906	—	—	47,441
Percentage rent	21,685	7,833	3,340	2,770	2,792	1,356	39,776
Total cash rental income	$113,659	$81,317	$21,910	$23,962	$6,075	$3,631	$250,554

Straight-line rent adjustments	$2,231	$(6,318)	$(2,895)	$(2,234)	$572	$—	$(8,644)
Ground rent in revenue	962	1,781	2,386	434	—	—	5,563
Other rental revenue	—	—		—	205	—	205
Total rental income	$116,852	$76,780	$21,401	$22,162	$6,852	$3,631	$247,678
Interest income from mortgaged real estate	—	—	5,591	1,602	—	—	7,193
Total income from real estate	$116,852	$76,780	$26,992	$23,764	$6,852	$3,631	$254,871

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $1.8 million, or 5.0%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a decrease in revenues at Hollywood Casino Baton Rouge resulting from general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018.

Operating expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2019	2018	Variance	Variance
Gaming, food, beverage and other	$19,022	$19,658	$(636)	(3.2)%
Real estate taxes	—	21,595	(21,595)	(100.0)%
Land rights and ground lease expense	9,249	6,532	2,717	41.6%
General and administrative	17,240	16,460	780	4.7%
Depreciation	58,578	27,954	30,624	109.6%
Loan impairment charges	13,000	—	13,000	N/A
Total operating expenses	$117,089	$92,199	$24,890	27.0%

Real estate taxes

Real estate taxes decreased as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842. In December 2018, the FASB issued ASU 2018-20, which clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02 on January 1, 2019, we no longer gross-up our financial statements for real estate taxes paid directly to third-parties by its tenants.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.7 million, or 41.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

Depreciation

Depreciation expense increased by $30.6 million, or 109.6%, to $58.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2018, primarily resulting from the addition of the Tropicana and Plainridge Park real estate assets to our portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety.

Loan impairment charges

On March 17, 2017 the Company provided a new unsecured $13.0 million, 5.5-year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance their acquisition of Lady Luck Casino in Marquette, Iowa. During 2018, the operating results of Casino Queen declined substantially and Casino Queen defaulted under its senior credit agreement and also the unsecured loan with GLPI. As a result, the operations of Casino Queen were put up for sale during the fourth quarter of 2018. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place and full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company does not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the three months ended March 31, 2019 to reflect the write-off of the Casino Queen loan.
Other income (expenses)

Other income (expenses) for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2019	2018	Variance	Variance
Interest expense	$(76,728)	$(54,068)	$(22,660)	(41.9)%
Interest income	89	481	(392)	(81.5)%
Total other expenses	$(76,639)	$(53,587)	$(23,052)	(43.0)%

Interest expense

Interest expense increased by $22.7 million or 41.9% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the issuance of $850 million of 5.25% senior unsecured notes due 2025, $500 million of 5.75% senior unsecured notes due 2028 and $750 million of 5.30% senior unsecured notes due 2029 during 2018, as well as, increased borrowings under our revolving credit facility, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender and call of our 4.375% senior unsecured notes due 2018. The proceeds from the issuance of the senior unsecured notes in 2018 and the increased borrowings were used to finance the Tropicana Transactions, to purchase Plainridge Park and to fund the Belterra Park Loan.

Taxes

During the three months ended March 31, 2019 and 2018, income tax expense was approximately $1.1 million and $1.5 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.2% for the three months ended March 31, 2019, as compared to 1.5% for the three months ended March 31, 2018. The decrease in income tax expense for the three months ended March 31, 2019 as compared to the prior year period was primarily due to lower income at our TRS Properties.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $221.4 million and $185.8 million during the three months ended March 31, 2019 and 2018, respectively. The increase in net cash provided by operating activities of $35.7 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $55.1 million, partially offset by increases in cash paid to employees, cash paid for interest and cash paid for operating expenses of $2.5 million, $12.3 million and $4.3 million, respectively. The increase in cash receipts collected from our customers and tenants for the three months ended March 31, 2019 as compared to the corresponding period in the prior year was primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, as well as the performance of the Ohio Properties, the impact of the rent escalators under the Penn, Boyd and Amended Pinnacle Master Leases, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and by a decrease in our TRS Properties' revenues. The increase in cash paid for interest was related to the Company's new borrowings which were used to fund the Tropicana Transactions, the acquisition of Plainridge Park and the Belterra Park Loan.

Investing activities used cash of $0.3 million and provided cash of $17.4 million during the three months ended March 31, 2019 and 2018, respectively.  Net cash used in investing activities during the three months ended March 31, 2019 primarily consisted of capital expenditures of $0.5 million, partially offset by proceeds from sales of property and equipment of $0.2 million. Net cash provided by investing activities during the three months ended March 31, 2018 consisted of $18.2 million of rental payments received from tenants and applied against the lease receivable we had on our balance sheet prior to the Penn-Pinnacle merger, partially offset by capital expenditures of $0.8 million.

Financing activities used cash of $216.5 million and $186.8 million during the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities during the three months ended March 31, 2019 was driven by dividend payments of $146.2 million, repayments of long-term debt of $123.0 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $9.1 million, partially offset by $62.0 million of proceeds from the issuance of long term debt. Net cash used in financing activities during the three months ended March 31, 2018 included dividend payments of $134.7 million, repayments of long-term debt of $45.0 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $7.0 million.

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

During the three months ended March 31, 2019 and 2018, the TRS Properties spent approximately $0.5 million and $0.8 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility"), consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At March 31, 2019, the Credit Facility had a gross outstanding balance of $866 million, consisting of the $525 million Term Loan A-1 facility and $341 million of borrowings under the revolving credit facility. Additionally, at March 31, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $833.6 million of available borrowing capacity under the revolving credit facility as of March 31, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

 At March 31, 2019, the Company had $4,975 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2019, the Company was in compliance with all required financial covenants under the Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its condensed consolidated balance sheet. The original term of the finance lease was 30 years and it will terminate in 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,842.1 million at March 31, 2019. Furthermore, $4,975.0 million of our obligations at March 31, 2019, are the Senior Notes that have fixed interest rates with maturity dates ranging from two years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2019 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2019.

	04/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	Thereafter	Total	Fair Value at 3/31/2019
	(in thousands)
Long-term debt:
Fixed rate	$—	$1,000,000	$400,000	$—	$500,000	$3,075,000	$4,975,000	$5,191,775
Average interest rate		4.88%	4.38%		5.38%	5.38%

Variable rate	$—	$—	$525,000	$—	$341,000	$—	$866,000	$857,495
Average interest rate (1)			4.1%		3.97%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We implemented controls to ensure we had identified and adequately evaluated our lease agreements and properly assessed the impact of ASU 2016-02 on our financial statements to facilitate the adoption of this new guidance on January 1, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.2
Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long Term Incentive Compensation Plan, as amended on March 28, 2019. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 2, 2019).

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

May 7, 2019	By:	/s/ Steven T. Snyder
Steven T. Snyder
Chief Financial Officer
(Principal Financial Officer)