Form 10-Q
period 2019-06-30
Gaming & Leisure Properties, Inc.
filed 2019-08-08
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	August 7, 2019
Common Stock, par value $.01 per share	214,682,856

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

•
the satisfaction of the mortgage loan made to Eldorado Resorts, Inc. ("Eldorado") by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company;

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

•
GLPI's obligation to indemnify Penn National Gaming, Inc. and its subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net	$7,210,028	$7,331,460
Property and equipment, used in operations, net	97,219	100,884
Mortgage loans receivable	303,684	303,684
Right-of-use assets and land rights, net	862,927	673,207
Cash and cash equivalents	24,739	25,783
Prepaid expenses	2,943	30,967
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Loan receivable	—	13,000
Deferred tax assets	5,721	5,178
Other assets	30,959	67,486
Total assets	$8,563,864	$8,577,293

Liabilities
Accounts payable	$171	$2,511
Accrued expenses	6,778	30,297
Accrued interest	53,340	45,261
Accrued salaries and wages	8,120	17,010
Gaming, property, and other taxes	966	42,879
Lease liabilities	202,098	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,796,990	5,853,497
Deferred rental revenue	311,198	293,911
Deferred tax liabilities	233	261
Other liabilities	25,283	26,059
Total liabilities	6,405,177	6,311,686

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and December 31, 2018)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,673,135 and 214,211,932 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	2,147	2,142
Additional paid-in capital	3,951,949	3,952,503
Accumulated deficit	(1,795,409)	(1,689,038)
Total shareholders’ equity	2,158,687	2,265,607
Total liabilities and shareholders’ equity	$8,563,864	$8,577,293

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Rental income	$248,563	$169,865	$496,241	$339,270
Income from direct financing lease	—	26,984	—	45,605
Interest income from mortgaged real estate	7,201	—	14,394	—
Real estate taxes paid by tenants	—	21,483	—	42,761
Total income from real estate	255,764	218,332	510,635	427,636
Gaming, food, beverage and other	33,249	35,889	66,242	70,635
Total revenues	289,013	254,221	576,877	498,271

Operating expenses
Gaming, food, beverage and other	19,168	20,407	38,190	40,065
Real estate taxes	—	21,800	—	43,395
Land rights and ground lease expense	15,229	6,444	24,478	12,976
General and administrative	15,984	24,806	33,224	41,266
Depreciation	67,865	27,523	126,443	55,477
Loan impairment charges	—	—	13,000	—
Total operating expenses	118,246	100,980	235,335	193,179
Income from operations	170,767	153,241	341,542	305,092

Other income (expenses)
Interest expense	(76,523)	(57,055)	(153,251)	(111,123)
Interest income	248	891	337	1,372
Losses on debt extinguishment	—	(3,473)	—	(3,473)
Total other expenses	(76,275)	(59,637)	(152,914)	(113,224)

Income before income taxes	94,492	93,604	188,628	191,868
Income tax expense	1,459	1,606	2,585	3,098
Net income	$93,033	$91,998	$186,043	$188,770

Earnings per common share:
Basic earnings per common share	$0.43	$0.43	$0.87	$0.88
Diluted earnings per common share	$0.43	$0.43	$0.86	$0.88

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684
Restricted stock activity	27,635	1	4,181	—	4,182
Dividends paid ($0.68 per common share)	—	—	—	(146,212)	(146,212)
Net income	—	—	—	93,033	93,033
Balance, June 30, 2019	214,673,135	$2,147	$3,951,949	$(1,795,409)	$2,158,687

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	297,605	3	5,241	—	5,244
Restricted stock activity	483,095	5	(8,293)	—	(8,288)
Dividends paid ($0.63 per common share)	—	—	—	(134,717)	(134,717)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	96,772	96,772
Balance, March 31, 2018	213,498,249	$2,135	$3,930,777	$(1,516,064)	$2,416,848
Stock option activity	236,240	2	4,125	—	4,127
Restricted stock activity	3,450	—	615	—	615
Dividends paid ($0.63 per common share)	—	—	—	(134,820)	(134,820)
Net income	—	—	—	91,998	91,998
Balance, June 30, 2018	213,737,939	$2,137	$3,935,517	$(1,558,886)	$2,378,768

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2019	2018

Operating activities
Net income	$186,043	$188,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,939	60,932
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,790	6,296
Losses on dispositions of property	13	225
Deferred income taxes	(466)	(117)
Stock-based compensation	8,508	4,603
Straight-line rent adjustments	17,287	33,233
Losses on debt extinguishment	—	3,473
Loan impairment charges	13,000	—

(Increase), decrease
Prepaid expenses and other assets	(2,312)	(1,123)
Increase, (decrease)
Accounts payable	(2,340)	(254)
Accrued expenses	1,305	157
Accrued interest	8,079	2,367
Accrued salaries and wages	(8,890)	6,607
Gaming, property and other taxes	(98)	(119)
Other liabilities	(777)	572
Net cash provided by operating activities	364,081	305,622
Investing activities
Capital project expenditures	—	(14)
Capital maintenance expenditures	(1,547)	(1,984)
Proceeds from sale of property and equipment	190	227
Collections of principal payments on investment in direct financing lease	—	29,239
Net cash (used in) provided by investing activities	(1,357)	27,468
Financing activities
Dividends paid	(292,414)	(269,537)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,057)	(2,905)
Proceeds from issuance of long-term debt	155,000	1,000,000
Financing costs	(236)	(19,745)
Repayments of long-term debt	(217,061)	(923,601)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)
Net cash used in financing activities	(363,768)	(217,672)
Net (decrease) increase in cash and cash equivalents	(1,044)	115,418
Cash and cash equivalents at beginning of period	25,783	29,054
Cash and cash equivalents at end of period	$24,739	$144,472

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at June 30, 2019. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2018 financial information has been derived from the Company’s audited consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of ASU 2016-02 at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02, the Company no longer grosses-up its financial statements for real estate taxes paid directly to third-parties by its tenants. The Company notes, however, that ground leases for which the tenant pays the landlord directly on the

Company's behalf are still required to be grossed-up within its condensed consolidated financial statements upon the adoption of ASU 2016-02, as these are not considered lessor costs. On January 1, 2019, the Company adopted ASU 2016-02 using the new transition option available under ASU 2018-11 and recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and its future lease obligations. Also in connection with the adoption of ASC 842 - Leases ("ASC 842"), the land rights recorded on balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets are now required to be reported in aggregate with the Company's operating lease right-of-use assets, reflected as right-of-use assets and land rights, net on the condensed consolidated balance sheet. Furthermore, the Company elected the package of practical expedients, which among other things, did not require the Company to reassess the lease classification of its existing leases and the practical expedient related to land easements, which allowed the Company to bypass the reassessment of existing or expired land easements for the existence of a lease under ASC 842. See Note 7 for further disclosures related to the adoption of ASU 2016-02.

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

4.              Real Estate Investments

Real estate investments, net, represents investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$2,552,285	$2,552,475
Building and improvements	5,749,212	5,762,071
Total real estate investments	8,301,497	8,314,546
Less accumulated depreciation	(1,091,469)	(983,086)
Real estate investments, net	$7,210,028	$7,331,460

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $10.3 million of depreciation expense related to the building at this property and bringing the net book value of this building to zero at June 30, 2019.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$30,463	$30,431
Building and improvements	116,779	116,776
Furniture, fixtures, and equipment	118,159	117,247
Construction in progress	527	284
Total property and equipment	265,928	264,738
Less accumulated depreciation	(168,709)	(163,854)
Property and equipment, net	$97,219	$100,884

6. Receivables

Mortgage Loans Receivable

At June 30, 2019, the Company has financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Place from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of a $246.0 million secured mortgage loan on Lumière Place (the "Lumière Loan"). The Lumière Loan bears interest at a rate equal to (i) 9.09% until the one-year anniversary of the closing, and (ii) 9.27% until its maturity. Until the one-year anniversary of the closing, the Lumière Loan is secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the Lumière Loan, the mortgage evidenced by a deed of trust on the Lumière Place property will terminate and the loan will continue unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Lumière Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). At June 30, 2019, the interest rate on the Belterra Park Loan had increased to 11.20%.

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
On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under their senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through June 30, 2019, the interest due from CQ Holding Company under the Company's unsecured loan was paid in kind in the aggregate amount of $2.6 million. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of Events of Default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place. Despite the payment and covenant defaults noted above, at that time, full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.
During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company does not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the six months ended June 30, 2019 to reflect the write-off of the Casino Queen loan.
At June 30, 2019, all lease payments due from Casino Queen remain current, however, Casino Queen was in violation of the rent coverage ratio required under its lease with the Company and the Company has provided notice to Casino Queen and its secured lenders of such default.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

June 30, 2019
Right-of use assets - operating leases	$202,215
Land rights, net	660,712
Right-of-use assets and land rights, net	$862,927

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land rights	$694,077	$700,997
Less accumulated amortization	(33,365)	(27,790)
Land rights, net	$660,712	$673,207

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $6.3 million of land right amortization expense related to the ground lease at this property and bringing the net book value of this land right to zero at June 30, 2019.

As of June 30, 2019, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$6,040
2020	12,081
2021	12,081
2022	12,081
2023	12,081
Thereafter	606,348
Total	$660,712

Lease Liabilities

At June 30, 2019, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$7,800
2020	15,282
2021	15,133
2022	15,026
2023	15,005
Thereafter	685,974
Total lease payments	$754,220
Less: interest	(552,122)
Present value of lease liabilities	$202,098

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$3,920	$7,813
Variable lease cost	2,068	4,504
Short-term lease cost	273	511
Amortization of land right assets	9,406	12,496
Total lease cost	$15,667	$25,324

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income. The Company's short-term lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income, while a small portion of operating lease costs is also recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income. Amortization expense related to the land right intangibles totaled $2.7 million and $5.5 million for the three and six months ended June 30, 2018, respectively, while other lease costs totaled $4.2 million and $8.5 million, respectively for the same periods.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2019
Weighted average remaining lease term - operating leases	51.39 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$555	$1,111

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$287	$287

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

8.              Long-term Debt

Long-term debt is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Unsecured $1,175 million revolver	$340,000	$402,000
Unsecured term loan A-1	525,000	525,000
$1,000 million 4.875% senior unsecured notes due November 2020	1,000,000	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
Finance lease liability	1,052	1,112
Total long-term debt	5,841,052	5,903,112
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(44,062)	(49,615)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,796,990	$5,853,497

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2019 (in thousands):

Within one year	$126
2-3 years	1,925,271
4-5 years	840,298
Over 5 years	3,075,357
Total minimum payments	$5,841,052

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility") consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At June 30, 2019, the Credit Facility had a gross outstanding balance of $865 million, consisting of the $525 million Term Loan A-1 facility and $340 million of borrowings under the revolving credit facility. Additionally, at June 30, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $834.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

 At June 30, 2019, the Company had $4,975 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2019, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	24,739	24,739	25,783	25,783
Deferred compensation plan assets	26,896	26,896	22,709	22,709
Mortgage loans receivable	303,684	303,684	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	865,000	859,750	927,000	909,308
Senior unsecured notes	4,975,000	5,316,563	4,975,000	4,958,455

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Six Months Ended June 30, 2019
	(in thousands)
Assets:
Loan receivable	—	—	—	13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under its unsecured loan to CQ Holding Company. The Company no longer expects the proceeds from the sale of the operating assets of Casino Queen to generate enough cash to repay all of Casino Queen's creditors, including the Company. Thus, because the Company does not expect Casino Queen to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the six months ended June 30, 2019 to reflect the write-off of the Casino Queen loan. See Note 6 for further details surrounding the Casino Queen loan.

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

11. Revenue Recognition

As of June 30, 2019, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease and the Casino Queen real estate assets are leased back to the operator under an additional single property triple-net lease.

The obligations under the Penn and Amended Pinnacle Master Leases are guaranteed by Penn and, with respect to each lease, by Penn's subsidiaries that occupy and operate the facilities covered by such lease. As a result, the tenant’s obligations under each of the Penn Master Lease and Amended Pinnacle Master Lease are jointly and severally guaranteed by Penn as the ultimate parent company and by each of its subsidiaries benefiting from the applicable lease. Similarly, the obligations under the Eldorado Master Lease are jointly and severally guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities leased under the Eldorado Master Lease. The obligations under the Boyd Master Leases are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

The Company’s triple-net tenant leases all contain a fixed component, a portion of which is subject to an annual escalator (typically 2%) if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities subject to such lease, which is adjusted, subject to certain floors, every 2 to 5 years to an amount equal to 4% of the average annual net revenues of all facilities under the related tenant lease during the preceding 2 to 5 years ("percentage rent"). The Penn Master Lease also provides for a component that is based on the performance of two Ohio facilities, which is adjusted, subject to certain floors monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo (together, the "Ohio Properties") during the preceding month. Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant.

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

Details of the Company's rental income for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Building base rent (1)	$164,270	$327,607
Land base rent	47,543	94,984
Percentage rent	40,062	79,838
Total cash rental income	$251,875	$502,429
Straight-line rent adjustments	(8,643)	(17,287)
Ground rent in revenue	5,188	10,751
Other rental revenue	143	348
Total rental income	$248,563	$496,241

(1) Building base rent is subject to the annual rent escalators described above.
The Company may periodically loan funds to casino owner-operators pursuant to secured mortgage loans for the purchase of gaming related properties. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's condensed consolidated statements of income in the period earned. At June 30, 2019, the Company had financial interests in two casino properties, Belterra Park and Lumière Place, pursuant to the secured mortgage loans made by the Company to the respective casino owner-operators, Boyd and Eldorado.
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

For the TRS Properties, the Company is subject to gaming taxes based on gross gaming revenues in the jurisdictions in which it operates. The Company recognizes gaming tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where wagering occurs. The Company records gaming taxes at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods.  For the three and six months ended June 30, 2019, these expenses, which are recorded within gaming, food, beverage and other expense in the condensed consolidated statements of income, totaled $14.2 million and $28.2 million, respectively, as compared to $15.1 million and $29.3 million for the three and six months ended June 30, 2018, respectively.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	214,664	213,579	214,645	213,442
Assumed conversion of dilutive employee stock-based awards	—	262	—	325
Assumed conversion of restricted stock awards	103	62	80	50
Assumed conversion of performance-based restricted stock awards	838	658	795	689
Diluted weighted-average common shares outstanding	215,605	214,561	215,520	214,506

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share and share data)
Calculation of basic EPS:
Net income	$93,033	$91,998	$186,043	$188,770
Less: Net income allocated to participating securities	(146)	(129)	(291)	(265)
Net income attributable to common shareholders	$92,887	$91,869	$185,752	$188,505
Weighted-average common shares outstanding	214,664	213,579	214,645	213,442
Basic EPS	$0.43	$0.43	$0.87	$0.88

Calculation of diluted EPS:
Net income	$93,033	$91,998	$186,043	$188,770
Diluted weighted-average common shares outstanding	215,605	214,561	215,520	214,506
Diluted EPS	$0.43	$0.43	$0.86	$0.88

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	—	169,324	1,397	195,529

13.              Shareholders' Equity

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2019 and 2018:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2019
February 20, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,985

2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631

In addition, for both the three and six months ended June 30, 2019 and 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively.

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

As of June 30, 2019, there was $8.5 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.77 years. For the three and six months ended June 30, 2019, the Company recognized $2.1 million and $4.1 million, respectively, of compensation expense associated with these awards, compared to $1.0 million and $2.4 million, for the three and six months ended June 30, 2018, respectively.

The following table contains information on restricted stock award activity for the six months ended June 30, 2019:

Number of Award Shares
Outstanding at December 31, 2018	299,642
Granted	317,290
Released	(280,386)
Canceled	—
Outstanding at June 30, 2019	336,546

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of June 30, 2019, there was $13.2 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.98 years.  For the three and six months ended June 30, 2019, the Company recognized $2.1 million and $4.4 million, respectively, of compensation expense associated with these awards, compared to a reversal of $0.4 million of expense and the recognition of $2.2 million of expense for the three and six months ended June 30, 2018, respectively.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2019:

Number of Performance-Based Award Shares
Outstanding at December 31, 2018	1,342,000
Granted	512,000
Released	(447,334)
Canceled	(23,332)
Outstanding at June 30, 2019	1,383,334

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$255,764	$33,249	$289,013	218,332	35,889	254,221
Income from operations	164,068	6,699	170,767	146,133	7,108	153,241
Interest expense	73,921	2,602	76,523	54,453	2,602	57,055
Income before income taxes	90,394	4,098	94,492	89,098	4,506	93,604
Income tax expense	197	1,262	1,459	228	1,378	1,606
Net income	90,197	2,836	93,033	88,870	3,128	91,998
Depreciation	66,067	1,798	67,865	25,172	2,351	27,523
Capital project expenditures	—	—	—	14	—	14
Capital maintenance expenditures	2	1,015	1,017	3	1,159	1,162

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$510,635	$66,242	$576,877	$427,636	$70,635	$498,271
Income from operations	328,937	12,605	341,542	291,007	14,085	305,092
Interest expense	148,048	5,203	153,251	105,920	5,203	111,123
Income before income taxes	181,225	7,403	188,628	182,985	8,883	191,868
Income tax expense	265	2,320	2,585	399	2,699	3,098
Net income	180,960	5,083	186,043	182,586	6,184	188,770
Depreciation	122,242	4,201	126,443	50,787	4,690	55,477
Capital project expenditures	—	—	—	14	—	14
Capital maintenance expenditures	4	1,543	1,547	51	1,933	1,984

(1)              Interest expense is net of intercompany interest eliminations of $2.6 million and $5.2 million for both the three and six months ended June 30, 2019 and 2018, respectively.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cash paid for income taxes, net of refunds received	$2,684	$2,650	$2,684	$2,672
Cash paid for interest	118,481	93,861	139,331	102,410

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. The Company did not engage in any other noncash investing and financing activities during the six months ended June 30, 2019 and 2018.

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

Summarized balance sheets as of June 30, 2019 and December 31, 2018 and statements of income and cash flows for the three and six months ended June 30, 2019 and 2018 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At June 30, 2019 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,570,516	$4,639,512	$—	$7,210,028
Property and equipment, used in operations, net	—	17,583	79,636	—	97,219
Mortgage loans receivable	—	246,000	57,684	—	303,684
Right-of-use assets and land rights, net	—	200,793	662,134	—	862,927
Cash and cash equivalents	—	3,229	21,510	—	24,739
Prepaid expenses	—	1,820	762	361	2,943
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,158,687	5,156,092	2,587,975	(9,902,754)	—
Deferred tax assets	—	—	5,721	—	5,721
Other assets	—	28,834	2,125	—	30,959
Total assets	$2,158,687	$8,418,462	$8,082,703	$(10,095,988)	$8,563,864

Liabilities
Accounts payable	$—	$119	$52	$—	$171
Accrued expenses	—	1,016	5,762	—	6,778
Accrued interest	—	53,340	—	—	53,340
Accrued salaries and wages	—	6,187	1,933	—	8,120
Gaming, property, and other taxes	—	287	679	—	966
Income taxes	—	(73)	(288)	361	—
Lease liabilities	—	107,611	94,487	—	202,098
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,796,990	—	—	5,796,990
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	270,511	40,687	—	311,198
Deferred tax liabilities	—	—	233		233
Other liabilities	—	23,787	1,496	—	25,283
Total liabilities	—	6,259,775	338,636	(193,234)	6,405,177

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2019)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,673,135 shares issued and outstanding at June 30, 2019)	2,147	2,147	2,147	(4,294)	2,147
Additional paid-in capital	3,951,949	3,951,950	9,832,276	(13,784,226)	3,951,949
Retained accumulated (deficit) earnings	(1,795,409)	(1,795,410)	(2,090,356)	3,885,766	(1,795,409)
Total shareholders’ equity (deficit)	2,158,687	2,158,687	7,744,067	(9,902,754)	2,158,687
Total liabilities and shareholders’ equity (deficit)	$2,158,687	$8,418,462	$8,082,703	$(10,095,988)	$8,563,864

Three months ended June 30, 2019 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$138,135	$110,428	$—	$248,563
Interest income from mortgaged real estate	—	5,590	1,611	—	7,201
Total income from real estate	—	143,725	112,039	—	255,764
Gaming, food, beverage and other	—	—	33,249	—	33,249
Total revenues	—	143,725	145,288	—	289,013
Operating expenses
Gaming, food, beverage and other	—	—	19,168	—	19,168
Land rights and ground lease expense	—	10,770	4,459	—	15,229
General and administrative	—	10,335	5,649	—	15,984
Depreciation	—	38,911	28,954	—	67,865
Total operating expenses	—	60,016	58,230	—	118,246
Income from operations	—	83,709	87,058	—	170,767

Other income (expenses)
Interest expense	—	(76,523)	—	—	(76,523)
Interest income	—	248	—	—	248
Intercompany dividends and interest	—	128,514	4,999	(133,513)	—
Total other income (expenses)	—	52,239	4,999	(133,513)	(76,275)

Income (loss) before income taxes	—	135,948	92,057	(133,513)	94,492
Income tax expense	—	196	1,263	—	1,459
Net income (loss)	$—	$135,752	$90,794	$(133,513)	$93,033

Six months ended June 30, 2019 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$276,388	$219,853	$—	$496,241
Interest income from mortgage real estate	—	11,181	3,213	—	14,394
Total income from real estate	—	287,569	223,066	—	510,635
Gaming, food, beverage and other	—	—	66,242	—	66,242
Total revenues	—	287,569	289,308	—	576,877
Operating expenses
Gaming, food, beverage and other	—	—	38,190	—	38,190
Land rights and ground lease expense	—	15,494	8,984	—	24,478
General and administrative	—	21,847	11,377	—	33,224
Depreciation	—	67,698	58,745	—	126,443
Loan impairment charges	—	—	13,000	—	13,000
Total operating expenses	—	105,039	130,296	—	235,335
Income from operations	—	182,530	159,012	—	341,542

Other income (expenses)
Interest expense	—	(153,251)	—	—	(153,251)
Interest income	—	337	—	—	337
Intercompany dividends and interest	—	247,908	3,428	(251,336)	—
Total other income (expenses)	—	94,994	3,428	(251,336)	(152,914)

Income (loss) before income taxes	—	277,524	162,440	(251,336)	188,628
Income tax expense	—	265	2,320	—	2,585
Net income (loss)	$—	$277,259	$160,120	$(251,336)	$186,043

Six months ended June 30, 2019 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$277,259	$160,120	$(251,336)	$186,043
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	75,572	63,367	—	138,939
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	5,790	—	—	5,790
Losses on dispositions of property	—	7	6	—	13
Deferred income taxes	—	—	(466)	—	(466)
Stock-based compensation	—	8,508	—	—	8,508
Straight-line rent adjustments	—	1,326	15,961	—	17,287
Loan impairment charges	—	—	13,000	—	13,000

(Increase) decrease,
Prepaid expenses and other assets	—	(2,999)	37	650	(2,312)
Intercompany	—	(79)	79	—	—
Increase (decrease),
Accounts payable	—	(2,350)	10	—	(2,340)
Accrued expenses	—	478	827	—	1,305
Accrued interest	—	8,079	—	—	8,079
Accrued salaries and wages	—	(8,441)	(449)	—	(8,890)
Gaming, property and other taxes	—	(142)	44	—	(98)
Income taxes	—	(71)	721	(650)	—
Other liabilities	—	(749)	(28)	—	(777)
Net cash provided by (used in) operating activities	—	362,188	253,229	(251,336)	364,081
Investing activities
Capital maintenance expenditures	—	(4)	(1,543)	—	(1,547)
Proceeds from sale of property and equipment	—	182	8	—	190
Net cash provided by (used in) investing activities	—	178	(1,535)	—	(1,357)
Financing activities
Dividends paid	(292,414)	—	—	—	(292,414)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,057)	—	—	—	(9,057)
Proceeds from issuance of long-term debt	—	155,000	—	—	155,000
Financing costs	—	(236)	—	—	(236)
Repayments of long-term debt	—	(217,061)	—	—	(217,061)
Intercompany financing	301,471	(301,472)	(251,335)	251,336	—
Net cash (used in) provided by financing activities	—	(363,769)	(251,335)	251,336	(363,768)
Net (decrease) increase in cash and cash equivalents	—	(1,403)	359	—	(1,044)
Cash and cash equivalents at beginning of period	—	4,632	21,151	—	25,783
Cash and cash equivalents at end of period	$—	$3,229	$21,510	$—	$24,739

At December 31, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,637,404	$4,694,056	$—	$7,331,460
Land rights, net	—	100,938	572,269	—	673,207
Property and equipment, used in operations, net	—	18,577	82,307	—	100,884
Mortgage loans receivable	—	246,000	57,684	—	303,684
Cash and cash equivalents	—	4,632	21,151	—	25,783
Prepaid expenses	—	27,071	2,885	1,011	30,967
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,265,607	5,247,229	2,697,241	(10,210,077)	—
Deferred tax assets	—	—	5,178	—	5,178
Other assets	—	47,378	20,108	—	67,486
Total assets	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Liabilities
Accounts payable	$—	$2,469	$42	$—	$2,511
Accrued expenses	—	23,587	6,710	—	30,297
Accrued interest	—	45,261	—	—	45,261
Accrued salaries and wages	—	14,628	2,382	—	17,010
Gaming, property, and other taxes	—	24,055	18,824	—	42,879
Income taxes	—	(2)	(1,009)	1,011	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,853,497	—	—	5,853,497
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,185	24,726	—	293,911
Deferred tax liabilities	—	—	261	—	261
Other liabilities	—	24,536	1,523	—	26,059
Total liabilities	—	6,257,216	247,054	(192,584)	6,311,686

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 shares issued and outstanding at December 31, 2018)	2,142	2,142	2,142	(4,284)	2,142
Additional paid-in capital	3,952,503	3,952,506	9,832,830	(13,785,336)	3,952,503
Retained accumulated (deficit) earnings	(1,689,038)	(1,689,040)	(1,890,503)	3,579,543	(1,689,038)
Total shareholders’ equity (deficit)	2,265,607	2,265,608	7,944,469	(10,210,077)	2,265,607
Total liabilities and shareholders’ equity (deficit)	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Three months ended June 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,767	$68,098	$—	$169,865
Income from direct financing lease	—	—	26,984	—	26,984
Real estate taxes paid by tenants	—	11,176	10,307	—	21,483
Total income from real estate	—	112,943	105,389	—	218,332
Gaming, food, beverage and other	—	—	35,889	—	35,889
Total revenues	—	112,943	141,278	—	254,221
Operating expenses
Gaming, food, beverage and other	—	—	20,407	—	20,407
Real estate taxes	—	11,195	10,605	—	21,800
Land rights and ground lease expense	—	1,929	4,515	—	6,444
General and administrative	—	19,016	5,790	—	24,806
Depreciation	—	23,190	4,333	—	27,523
Total operating expenses	—	55,330	45,650	—	100,980
Income from operations	—	57,613	95,628	—	153,241

Other income (expenses)
Interest expense	—	(57,055)	—	—	(57,055)
Interest income	—	404	487	—	891
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	109,988	4,898	(114,886)	—
Total other income (expenses)	—	49,864	5,385	(114,886)	(59,637)

Income (loss) before income taxes	—	107,477	101,013	(114,886)	93,604
Income tax expense	—	228	1,378	—	1,606
Net income (loss)	$—	$107,249	$99,635	$(114,886)	$91,998

Six months ended June 30, 2018 Condensed Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$203,587	$135,683	$—	$339,270
Income from direct financing lease	—	—	45,605	—	45,605
Real estate taxes paid by tenants	—	22,076	20,685	—	42,761
Total income from real estate	—	225,663	201,973	—	427,636
Gaming, food, beverage and other	—	—	70,635	—	70,635
Total revenues	—	225,663	272,608	—	498,271
Operating expenses
Gaming, food, beverage and other	—	—	40,065	—	40,065
Real estate taxes	—	22,114	21,281	—	43,395
Land rights and ground lease expense	—	3,948	9,028	—	12,976
General and administrative	—	29,937	11,329	—	41,266
Depreciation	—	46,791	8,686	—	55,477
Total operating expenses	—	102,790	90,389	—	193,179
Income from operations	—	122,873	182,219	—	305,092

Other income (expenses)
Interest expense	—	(111,123)	—	—	(111,123)
Interest income	—	404	968	—	1,372
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	217,091	4,583	(221,674)	—
Total other income (expenses)	—	102,899	5,551	(221,674)	(113,224)

Income (loss) before income taxes	—	225,772	187,770	(221,674)	191,868
Income tax expense	—	399	2,699	—	3,098
Net income (loss)	$—	$225,373	$185,071	$(221,674)	$188,770

Six months ended June 30, 2018 Condensed Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$225,373	$185,071	$(221,674)	$188,770
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	47,624	13,308	—	60,932
Amortization of debt issuance costs	—	6,296	—	—	6,296
Losses on dispositions of property	—	(9)	234	—	225
Deferred income taxes	—	—	(117)	—	(117)
Stock-based compensation	—	4,603	—	—	4,603
Straight-line rent adjustments	—	28,655	4,578	—	33,233
Losses on debt extinguishment	—	3,473	—	—	3,473

(Increase) decrease,
Prepaid expenses and other assets	—	(2,146)	(50)	1,073	(1,123)
Intercompany	—	183	(183)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	(450)	196	—	(254)
Accrued expenses	—	(39)	196	—	157
Accrued interest	—	2,367	—	—	2,367
Accrued salaries and wages	—	7,544	(937)	—	6,607
Gaming, property and other taxes	—	(190)	71	—	(119)
Income taxes	—	125	948	(1,073)	—
Other liabilities	—	992	(420)	—	572
Net cash provided by (used in) operating activities	—	324,401	202,895	(221,674)	305,622
Investing activities
Capital project expenditures	—	(14)	—	—	(14)
Capital maintenance expenditures	—	(51)	(1,933)	—	(1,984)
Proceeds from sale of property and equipment	—	210	17	—	227
Collection of principal payments on investment in direct financing lease	—	—	29,239	—	29,239
Net cash provided by investing activities	—	145	27,323	—	27,468
Financing activities
Dividends paid	(269,537)	—	—	—	(269,537)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(2,905)	—	—	—	(2,905)
Proceeds from issuance of long-term debt	—	1,000,000	—	—	1,000,000
Financing costs	—	(19,745)	—	—	(19,745)
Repayments of long-term debt	—	(923,601)	—	—	(923,601)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	272,442	(272,444)	(221,672)	221,674	—
Net cash (used in) provided by financing activities	—	(217,674)	(221,672)	221,674	(217,672)
Net increase in cash and cash equivalents	—	106,872	8,546	—	115,418
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$113,606	$30,866	$—	$144,472

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties," and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution. The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at June 30, 2019. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

As of June 30, 2019, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Penn under a single property triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $289.0 million and $170.8 million for the three months ended June 30, 2019, respectively, compared to $254.2 million and $153.2 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $576.9 million and $341.5 million for the six months ended June 30, 2019, respectively, compared to $498.3 million and $305.1 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, were as follows:

•
Total income from real estate was $255.8 million and $510.6 million for the three and six months ended June 30, 2019, respectively, and $218.3 million and $427.6 million for the three and six months ended June 30, 2018, respectively. Total income from real estate increased by $37.4 million and $83.0 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease. These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

•
Revenues for our TRS Properties decreased by $2.6 million and $4.4 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, due to decreased revenues at both TRS Properties, resulting from the June 2018 smoking ban at all Baton Rouge casinos, as well as decreased admissions at Hollywood Casino Perryville.

•
Total operating expenses increased by $17.3 million and $42.2 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in operating expenses for the three months ended June 30, 2019 as compared to the prior year period was primarily driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio and the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. Also driving the increase was accelerated land right amortization expense also related to the Resorts Casino Tunica closure by our tenant. The closure of the Resorts Casino Tunica property by our tenant will not impact the rent collected from Penn under the Penn Master Lease, as our lease with Penn is cross-collateralized and does not allow for rent reductions for individual property closures. These increases were offset by a significant decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842, as well as the absence of retirement costs in the current period. The increase in operating expenses for the six months ended June 30, 2019, as compared to the prior year period, was driven by the explanations above, in addition to a loan impairment charge of $13.0 million in the first quarter of 2019 related to the Company's unsecured loan to Casino Queen.

•
Other income and expenses increased by $16.6 million and $39.7 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year primarily due to an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October 2018 closings of the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as, the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger.

•
Net income increased by $1.0 million for the three months ended June 30, 2019 and decreased by $2.7 million, for the six months ended June 30, 2019, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the six months ended June 30, 2019.

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

The consolidated results of operations for the three and six months ended June 30, 2019 and 2018 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Rental income	$248,563	$169,865	$496,241	$339,270
Income from direct financing lease	—	26,984	—	45,605
Interest income from mortgaged real estate	7,201	—	14,394	—
Real estate taxes paid by tenants	—	21,483	—	42,761
Total income from real estate	255,764	218,332	510,635	427,636
Gaming, food, beverage and other	33,249	35,889	66,242	70,635
Total revenues	289,013	254,221	576,877	498,271
Operating expenses
Gaming, food, beverage and other	19,168	20,407	38,190	40,065
Real estate taxes	—	21,800	—	43,395
Land rights and ground lease expense	15,229	6,444	24,478	12,976
General and administrative	15,984	24,806	33,224	41,266
Depreciation	67,865	27,523	126,443	55,477
Loan impairment charges	—	—	13,000	—
Total operating expenses	118,246	100,980	235,335	193,179
Income from operations	$170,767	$153,241	$341,542	$305,092

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2019 and 2018 is summarized below:

	Three Months Ended June 30,
	2019	2018	2019	2018
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$255,764	$218,332	$164,068	$146,133
TRS Properties	33,249	35,889	6,699	7,108
Total	$289,013	$254,221	$170,767	$153,241

	Six Months Ended June 30,
	2019	2018	2019	2018
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$510,635	$427,636	$328,937	$291,007
TRS Properties	66,242	70,635	12,605	14,085
Total	$576,877	$498,271	$341,542	$305,092

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$93,033	$91,998	$186,043	$188,770
Losses from dispositions of property	6	225	13	225
Real estate depreciation	65,568	24,651	121,243	49,749
Funds from operations	$158,607	$116,874	$307,299	$238,744
Straight-line rent adjustments	8,643	16,616	17,287	33,233
Direct financing lease adjustments	—	11,030	—	29,239
Other depreciation	2,297	2,872	5,200	5,728
Amortization of land rights	9,406	2,728	12,496	5,455
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,899	3,039	5,790	6,296
Stock based compensation	4,183	616	8,508	4,603
Losses on debt extinguishment	—	3,473	—	3,473
Retirement costs	—	13,149	—	13,149
Loan impairment charges	—	—	13,000	—
Capital maintenance expenditures	(1,017)	(1,162)	(1,547)	(1,984)
Adjusted funds from operations	$185,018	$169,235	$368,033	$337,936
Interest, net	76,275	56,164	152,914	109,751
Income tax expense	1,459	1,606	2,585	3,098
Capital maintenance expenditures	1,017	1,162	1,547	1,984
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,899)	(3,039)	(5,790)	(6,296)
Adjusted EBITDA	$260,870	$225,128	$519,289	$446,473

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 is as follows:

	GLP Capital		TRS Properties
Three Months Ended June 30,	2019	2018	2019	2018
	(in thousands)
Net income	$90,197	$88,870	$2,836	$3,128
Losses (gains) from dispositions of property	1	(9)	5	234
Real estate depreciation	65,568	24,651	—	—
Funds from operations	$155,766	$113,512	$2,841	$3,362
Straight-line rent adjustments	8,643	16,616	—	—
Direct financing lease adjustments	—	11,030	—	—
Other depreciation	499	521	1,798	2,351
Amortization of land rights	9,406	2,728	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,899	3,039	—	—
Stock based compensation	4,183	616	—	—
Losses on debt extinguishment	—	3,473	—	—
Retirement costs	—	13,149	—	—
Capital maintenance expenditures	(2)	(3)	(1,015)	(1,159)
Adjusted funds from operations	$181,394	$164,681	$3,624	$4,554
Interest, net (1)	73,674	53,562	2,601	2,602
Income tax expense	197	228	1,262	1,378
Capital maintenance expenditures	2	3	1,015	1,159
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,899)	(3,039)	—	—
Adjusted EBITDA	$252,368	$215,435	$8,502	$9,693

	GLP Capital		TRS Properties
Six Months Ended June 30,	2019	2018	2019	2018
	(in thousands)
Net income	$180,960	$182,586	$5,083	$6,184
Losses (gains) from dispositions of property	8	(9)	5	234
Real estate depreciation	121,243	49,749	—	—
Funds from operations	$302,211	$232,326	$5,088	$6,418
Straight-line rent adjustments	17,287	33,233	—	—
Direct financing lease adjustments	—	29,239	—	—
Other depreciation	999	1,038	4,201	4,690
Amortization of land rights	12,496	5,455	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,790	6,296	—	—
Stock based compensation	8,508	4,603	—	—
Losses on debt extinguishment	—	3,473	—	—
Retirement costs	—	13,149	—	—
Loan impairment charges	13,000	—	—	—
Capital maintenance expenditures	(4)	(51)	(1,543)	(1,933)
Adjusted funds from operations	$360,287	$328,761	$7,746	$9,175
Interest, net (1)	147,712	104,549	5,202	5,202
Income tax expense	265	399	2,320	2,699
Capital maintenance expenditures	4	51	1,543	1,933
Amortization of debt issuance costs, bond premiums and original issuance discounts	(5,790)	(6,296)	—	—
Adjusted EBITDA	$502,478	$427,464	$16,811	$19,009

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $5.2 million for both the three and six months ended June 30, 2019 and 2018, respectively.

Net income for our GLP Capital segment was $90.2 million for the three months ended June 30, 2019 and $88.9 million for the three months ended June 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $155.8 million, $181.4 million and $252.4 million for the three months ended June 30, 2019, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $113.5 million, $164.7 million and $215.4 million for the three months ended June 30, 2018, respectively. The increase in net income for our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily driven by a $37.4 million increase in income from real estate, partially offset by a $19.5 million increase in operating expenses and a $16.6 million increase in other expenses, net. The increase in income from real estate in our GLP Capital segment was primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease. These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

The increase in operating expenses in our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 was primarily driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio and the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. Also driving the increase was accelerated land right amortization expense also related to the Resorts Casino Tunica closure by our tenant. The closure of the Resorts Casino Tunica property by our tenant will not impact the rent collected from Penn under the Penn Master Lease, as our lease with Penn is cross-collateralized and does not allow for rent reductions for individual property closures. These increases were offset by a significant decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842, as well as the absence of retirement costs in the current period. The increase in other expenses, net in our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October 2018 closings of the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as, the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger.

The increase in FFO in our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 was driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 was primarily driven by the changes described above, as well as the add-back for the accelerated amortization expense and higher stock based compensation expense, partially offset by lower direct financing lease adjustments and straight-line rent adjustments, both of which are added back for AFFO purposes. Direct financing lease adjustments represent the portion of cash rent we received from tenants that was applied against our lease receivable and thus not recorded as revenue. These adjustments were eliminated due to the unwinding of the direct financing lease in October 2018, as the cash received is now recorded as rental income and no add-back to AFFO is necessary. Adjusted EBITDA for our GLP Capital segment for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 also increased, driven by the explanations above, as well as, a higher add-back for interest expense.

Net income for our GLP Capital segment was $181.0 million for the six months ended June 30, 2019 and $182.6 million for the six months ended June 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $302.2 million, $360.3 million and $502.5 million for the six months ended June 30, 2019, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $232.3 million, $328.8 million and $427.5 million for the six months ended June 30, 2018, respectively. The decrease in net income for our GLP Capital segment for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily driven by an $83.0 million increase in income from real estate, partially offset by a $45.1 million increase in operating expenses and a $39.7 million increase in other expenses, net. The changes in income from real estate and other expenses, net were driven by the explanations above for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, while the changes described above, in addition to a loan impairment charge of $13.0 million related to the Company's unsecured loan to Casino Queen drove the increase in operating expenses. FFO, AFFO and Adjusted EBITDA for our GLP Capital segment for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were primarily driven by the explanations above for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as well as the add-back of the loan impairment charges for AFFO purposes.

Revenues

Revenues for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2019	2018	Variance	Variance
Total income from real estate	$255,764	$218,332	$37,432	17.1%
Gaming, food, beverage and other	33,249	35,889	(2,640)	(7.4)%
Total revenues	$289,013	$254,221	$34,792	13.7%

				Percentage
Six Months Ended June 30,	2019	2018	Variance	Variance
Total income from real estate	$510,635	$427,636	$82,999	19.4%
Gaming, food, beverage and other	66,242	70,635	(4,393)	(6.2)%
Total revenues	$576,877	$498,271	$78,606	15.8%

Total income from real estate

For the three months ended June 30, 2019 and 2018, total income from real estate was $255.8 million and $218.3 million, respectively, for our GLP Capital segment. For the six months ended June 30, 2019 and 2018, total income from real estate was $510.6 million and $427.6 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $37.4 million, or 17.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, the impact of the rent escalators under the Penn and Boyd Master Leases, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842. Total income from real estate increased $83.0 million, or 19.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to explanations above for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Details of the Company's income from real estate for the three and six months ended June 30, 2019 was as follows (in thousands):

Three Months Ended June 30, 2019	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Mortgage	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$68,482	$56,297	$15,229	$18,702	$3,284	$2,276	$164,270
Land base rent	23,492	17,778	3,340	2,933	—	—	47,543
Percentage rent	21,873	7,905	3,340	2,796	2,792	1,356	40,062
Total cash rental income	$113,847	$81,980	$21,909	$24,431	$6,076	$3,632	$251,875

Straight-line rent adjustments	$2,232	$(6,319)	$(2,894)	$(2,235)	$573	$—	$(8,643)
Ground rent in revenue	926	1,729	2,115	418	—	—	5,188
Other rental revenue	—	—	—	—	143	—	143
Total rental income	$117,005	$77,390	$21,130	$22,614	$6,792	$3,632	$248,563
Interest income from mortgaged real estate	—	—	5,590	1,611	—	—	7,201
Total income from real estate	$117,005	$77,390	$26,720	$24,225	$6,792	$3,632	$255,764

Six Months Ended June 30, 2019	PENN Master Lease	Amended Pinnacle Master Lease	ERI Master Lease and Mortgage	BYD Master Lease and Mortgage	PENN - Meadows Lease	Casino Queen Lease	Total
Building base rent	$136,964	$112,078	$30,459	$36,988	$6,567	$4,551	$327,607
Land base rent	46,984	35,481	6,680	5,839	—	—	94,984
Percentage rent	43,558	15,738	6,680	5,566	5,584	2,712	79,838
Total cash rental income	$227,506	$163,297	$43,819	$48,393	$12,151	$7,263	$502,429

Straight-line rent adjustments	$4,463	$(12,637)	$(5,789)	$(4,469)	$1,145	$—	$(17,287)
Ground rent in revenue	1,888	3,510	4,501	852	—	—	10,751
Other rental revenue	—	—	—	—	348	—	348
Total rental income	$233,857	$154,170	$42,531	$44,776	$13,644	$7,263	$496,241
Interest income from mortgaged real estate	—	—	11,181	3,213	—	—	14,394
Total income from real estate	$233,857	$154,170	$53,712	$47,989	$13,644	$7,263	$510,635

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $2.6 million, or 7.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to decreases in revenues at both TRS Properties, primarily resulting from general market deterioration in the Baton Rouge region and the June 2018 smoking ban at all Baton Rouge casinos that went into effect late in the second quarter of 2018, as well as decreased admissions at the Hollywood Casino Perryville. Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $4.4 million, or 6.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the explanations above.

Operating expenses

Operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2019	2018	Variance	Variance
Gaming, food, beverage and other	$19,168	$20,407	$(1,239)	(6.1)%
Real estate taxes	—	21,800	(21,800)	(100.0)%
Land rights and ground lease expense	15,229	6,444	8,785	136.3%
General and administrative	15,984	24,806	(8,822)	(35.6)%
Depreciation	67,865	27,523	40,342	146.6%
Total operating expenses	$118,246	$100,980	$17,266	17.1%

				Percentage
Six Months Ended June 30,	2019	2018	Variance	Variance
Gaming, food, beverage and other	$38,190	$40,065	$(1,875)	(4.7)%
Real estate taxes	—	43,395	(43,395)	(100.0)%
Land rights and ground lease expense	24,478	12,976	11,502	88.6%
General and administrative	33,224	41,266	(8,042)	(19.5)%
Depreciation	126,443	55,477	70,966	127.9%
Loan impairment charges	13,000	—	13,000	N/A
Total operating expenses	$235,335	$193,179	$42,156	21.8%

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

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $8.8 million, or 136.3%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the closure of the Resorts Casino Tunica property by our tenant, resulting in the acceleration of land right amortization expense related to the ground lease at this property. Our acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition further contributed to the increase in land rights and ground lease expense for the three months ended June 30, 2019, as compared to the comparable prior year period. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord. Land rights and ground lease expense increased by $11.5 million, or 88.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 for the reasons described above.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $8.8 million or 35.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the absence of retirement costs related to the retirement of our former Chief Financial Officer in 2018. General and administrative expenses decreased by $8.0 million or 19.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the explanation above.

Depreciation

Depreciation expense increased by $40.3 million, or 146.6%, to $67.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant, the addition of the Tropicana and Plainridge Park real estate assets to our portfolio and the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety. Depreciation expense increased by $71.0 million, or 127.9%, to $126.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, for the reasons described above.

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

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company does not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the six months ended June 30, 2019 to reflect the write-off of the Casino Queen loan.
Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2019	2018	Variance	Variance
Interest expense	$(76,523)	$(57,055)	$(19,468)	(34.1)%
Interest income	248	891	(643)	(72.2)%
Losses on debt extinguishment	—	(3,473)	3,473	(100.0)%
Total other expenses	$(76,275)	$(59,637)	$(16,638)	(27.9)%

				Percentage
Six Months Ended June 30,	2019	2018	Variance	Variance
Interest expense	$(153,251)	$(111,123)	$(42,128)	(37.9)%
Interest income	337	1,372	(1,035)	(75.4)%
Losses on debt extinguishment	—	(3,473)	3,473	(100.0)%
Total other expenses	$(152,914)	$(113,224)	$(39,690)	(35.1)%

Interest expense

Interest expense increased by $19.5 million, or 34.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the issuance of $850 million of 5.25% senior unsecured notes due 2025, $500 million of 5.75% senior unsecured notes due 2028 and $750 million of 5.30% senior unsecured notes due 2029 during 2018, as well as increased borrowings under our revolving credit facility, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender and call of our 4.375% senior unsecured notes due 2018. The proceeds from the issuance of the senior unsecured notes in 2018 and the increased borrowings were used to finance the Tropicana Transactions, to purchase Plainridge Park and to fund the Belterra Park Loan. Interest expense increased by $42.1 million or, 37.9%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the explanation above.

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

Taxes

During the three months ended June 30, 2019 and 2018, income tax expense was approximately $1.5 million and $1.6 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.5% for the three months ended June 30, 2019, as compared to 1.7% for the three months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, income tax expense was approximately $2.6 million and $3.1 million, respectively. Our effective tax rate was 1.4% for the six months ended June 30, 2019, as compared to 1.6% for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $364.1 million and $305.6 million during the six months ended June 30, 2019 and 2018, respectively. The increase in net cash provided by operating activities of $58.5 million for the six months ended June 30, 2019 as compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $101.3 million, partially offset by increases in cash paid for interest, cash paid for operating expenses and cash paid to employees of $36.9 million, $3.4 million and $1.6 million, respectively. The increase in cash receipts collected from our customers and tenants for the six months ended June 30, 2019 as compared to the corresponding period in the prior year was primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger both of which occurred in the fourth quarter of 2018, partially offset by a decrease in our TRS Properties' revenues. The increase in cash paid for interest was related to the Company's new borrowings which were used to fund the Tropicana Transactions, the acquisition of Plainridge Park and the Belterra Park Loan.

Investing activities used cash of $1.4 million and provided cash of $27.5 million during the six months ended June 30, 2019 and 2018, respectively.  Net cash used in investing activities during the six months ended June 30, 2019 primarily consisted of capital expenditures of $1.5 million, partially offset by proceeds from sales of property and equipment of $0.2 million. Net cash provided by investing activities during the six months ended June 30, 2018 consisted of rental payments received from tenants and applied against the lease receivable on our balance sheet of $29.2 million, partially offset by capital expenditures of $2.0 million.

Financing activities used cash of $363.8 million and $217.7 million during the six months ended June 30, 2019 and 2018, respectively. Net cash used in financing activities during the six months ended June 30, 2019 was driven by dividend payments of $292.4 million, repayments of long-term debt of $217.1 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $9.1 million, partially offset by $155.0 million of proceeds from the issuance of long-term debt. Net cash used by financing activities during the six months ended June 30, 2018 included dividend payments of $269.5 million, repayments of long-term debt of $923.6 million, financing costs of $19.7 million, $1.9 million of premium and related costs paid on the tender of senior unsecured notes and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $2.9 million, partially offset by proceeds from the issuance of long-term debt of $1,000.0 million. During the six months ended June 30, 2018, the Company issued $1,000.0 million in new senior unsecured notes, completed a tender of $393.5 million aggregate principal of the 2018 Notes, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility.

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

During the six months ended June 30, 2019 and 2018, the TRS Properties spent approximately $1.5 million and $2.0 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's Credit Facility consists of a $1,175 million revolving credit facility and a $525 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At June 30, 2019, the Credit Facility had a gross outstanding balance of $865 million, consisting of the $525 million Term Loan A-1 facility and $340 million of borrowings under the revolving credit facility. Additionally, at June 30, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $834.6 million of available borrowing capacity under the revolving credit facility as of June 30, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

 At June 30, 2019, the Company had $4,975 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2019, the Company was in compliance with all required financial covenants under the Senior Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,841.1 million at June 30, 2019. Furthermore, $4,975.0 million of our obligations at June 30, 2019, are the Senior Notes that have fixed interest rates with maturity dates ranging from one and one-half to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2019 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2019.

	07/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	Thereafter	Total	Fair Value at 6/30/2019
	(in thousands)
Long-term debt:
Fixed rate	$—	$1,000,000	$400,000	$—	$500,000	$3,075,000	$4,975,000	$5,316,563
Average interest rate		4.88%	4.38%		5.38%	5.38%

Variable rate	$—	$—	$525,000	$—	$340,000	$—	$865,000	$859,750
Average interest rate (1)			3.59%		3.50%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	First Amendment to Master Lease, dated June 6, 2019, by and among GLP Capital, L.P., Tropicana Entertainment, Inc. and Tropicana Atlantic City Corp.

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

August 8, 2019	By:	/s/ Steven T. Snyder
Steven T. Snyder
Chief Financial Officer
(Principal Financial Officer)