Form 10-Q
period 2019-09-30
Gaming & Leisure Properties, Inc.
filed 2019-11-01
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 24, 2019
Common Stock, par value $.01 per share	214,692,577

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

•	changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, REITs or to the gaming, lodging or hospitality industries;

•	changes in accounting standards;

•	the impact of weather events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•	other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•
additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

Certain of these factors and other factors, risks and uncertainties are discussed in the "Risk Factors" section in the Company’s Annual Report and this Quarterly Report on Form 10-Q. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate investments, net	$7,154,980	$7,331,460
Property and equipment, used in operations, net	95,617	100,884
Mortgage loans receivable	303,684	303,684
Right-of-use assets and land rights, net	859,293	673,207
Cash and cash equivalents	25,556	25,783
Prepaid expenses	2,665	30,967
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Loan receivable	—	13,000
Deferred tax assets	5,812	5,178
Other assets	31,501	67,486
Total assets	$8,504,752	$8,577,293

Liabilities
Accounts payable	$166	$2,511
Accrued expenses	6,716	30,297
Accrued interest	84,456	45,261
Accrued salaries and wages	10,215	17,010
Gaming, property, and other taxes	1,111	42,879
Lease liabilities	201,497	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,749,136	5,853,497
Deferred rental revenue	319,841	293,911
Deferred tax liabilities	262	261
Other liabilities	24,720	26,059
Total liabilities	6,398,120	6,311,686

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,682,856 and 214,211,932 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	2,147	2,142
Additional paid-in capital	3,955,555	3,952,503
Accumulated deficit	(1,851,070)	(1,689,038)
Total shareholders’ equity	2,106,632	2,265,607
Total liabilities and shareholders’ equity	$8,504,752	$8,577,293

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Rental income	$248,789	$170,276	$745,030	$509,546
Income from direct financing lease	—	30,843	—	76,448
Interest income from mortgaged real estate	7,206	—	21,600	—
Real estate taxes paid by tenants	—	21,270	—	64,031
Total income from real estate	255,995	222,389	766,630	650,025
Gaming, food, beverage and other	31,617	31,750	97,859	102,385
Total revenues	287,612	254,139	864,489	752,410

Operating expenses
Gaming, food, beverage and other	18,549	18,962	56,739	59,027
Real estate taxes	—	21,586	—	64,981
Land rights and ground lease expense	9,094	6,484	33,572	19,460
General and administrative	15,042	15,006	48,266	56,272
Depreciation	57,302	27,267	183,745	82,744
Loan impairment charges	—	—	13,000	—
Total operating expenses	99,987	89,305	335,322	282,484
Income from operations	187,625	164,834	529,167	469,926

Other income (expenses)
Interest expense	(75,111)	(60,341)	(228,362)	(171,464)
Interest income	235	1,418	572	2,790
Losses on debt extinguishment	(21,014)	—	(21,014)	(3,473)
Total other expenses	(95,890)	(58,923)	(248,804)	(172,147)

Income before income taxes	91,735	105,911	280,363	297,779
Income tax expense	1,188	1,096	3,773	4,194
Net income	$90,547	$104,815	$276,590	$293,585

Earnings per common share:
Basic earnings per common share	$0.42	$0.49	$1.29	$1.37
Diluted earnings per common share	$0.42	$0.49	$1.29	$1.37

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684
Restricted stock activity	27,635	1	4,181	—	4,182
Dividends paid ($0.68 per common share)	—	—	—	(146,212)	(146,212)
Net income	—	—	—	93,033	93,033
Balance, June 30, 2019	214,673,135	$2,147	$3,951,949	(1,795,409)	$2,158,687
ATM Program offering costs	—	—	(239)	—	(239)
Restricted stock activity	9,721	—	3,845	—	3,845
Dividends paid ($0.68 per common share)	—	—	—	(146,208)	(146,208)
Net income	—	—	—	90,547	90,547
Balance, September 30, 2019	214,682,856	$2,147	$3,955,555	$(1,851,070)	$2,106,632

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	297,605	3	5,241	—	5,244
Restricted stock activity	483,095	5	(8,293)	—	(8,288)
Dividends paid ($0.63 per common share)	—	—	—	(134,717)	(134,717)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	96,772	96,772
Balance, March 31, 2018	213,498,249	$2,135	$3,930,777	$(1,516,064)	$2,416,848
Stock option activity	236,240	2	4,125	—	4,127
Restricted stock activity	3,450	—	615	—	615
Dividends paid ($0.63 per common share)	—	—	—	(134,820)	(134,820)
Net income	—	—	—	91,998	91,998
Balance, June 30, 2018	213,737,939	$2,137	$3,935,517	$(1,558,886)	$2,378,768
Stock option activity	300,055	3	6,600	—	6,603
Restricted stock activity	—	—	3,275	—	3,275
Dividends paid ($0.63 per common share)	—	—	—	(135,065)	(135,065)
Net income	—	—	—	104,815	104,815
Balance, September 30, 2018	214,037,994	$2,140	$3,945,392	$(1,589,136)	$2,358,396

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2019	2018

Operating activities
Net income	$276,590	$293,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,261	90,926
Amortization of debt issuance costs, bond premiums and original issuance discounts	8,597	9,278
Paid-in-kind interest income	—	(991)
Losses on dispositions of property	50	354
Deferred income taxes	(528)	(299)
Stock-based compensation	12,353	7,878
Straight-line rent adjustments	25,930	49,150
Losses on debt extinguishment	21,014	3,473
Loan impairment charges	13,000	—

(Increase), decrease
Prepaid expenses and other assets	(2,123)	(774)
Increase, (decrease)
Accounts payable	(2,345)	1,136
Accrued expenses	780	484
Accrued interest	39,195	58,852
Accrued salaries and wages	(6,795)	4,026
Gaming, property and other taxes	47	258
Other liabilities	(1,340)	882
Net cash provided by operating activities	583,686	518,218
Investing activities
Capital project expenditures	—	(20)
Capital maintenance expenditures	(2,256)	(2,954)
Proceeds from sale of property and equipment	210	3,146
Acquisition of real estate assets	—	(15,552)
Collections of principal payments on investment in direct financing lease	—	37,241
Net cash (used in) provided by investing activities	(2,046)	21,861
Financing activities
Dividends paid	(438,622)	(404,602)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,057)	3,698
ATM Program offering costs	(239)	—
Proceeds from issuance of long-term debt	1,312,853	2,107,405
Financing costs	(10,005)	(30,889)
Repayments of long-term debt	(1,417,918)	(1,080,087)
Premium and related costs paid on tender of senior unsecured notes	(18,879)	(1,884)
Net cash (used in) provided by financing activities	(581,867)	593,641
Net (decrease) increase in cash and cash equivalents	(227)	1,133,720
Cash and cash equivalents at beginning of period	25,783	29,054
Cash and cash equivalents at end of period	$25,556	$1,162,774

See Note 16 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties"), and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT.

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028) with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026) with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the "Eldorado Master Lease"). Additionally, on October 1, 2018, the Company made a mortgage loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place Casino and Hotel ("Lumière Place") (and together with the Tropicana Acquisition, the "Tropicana Transactions").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at September 30, 2019. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

In conjunction with the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), on January 1, 2019, the Company recorded right-of-use assets on the condensed consolidated balance sheet to represent the Company's rights to use the underlying leased assets for the term of the lease. As this asset related, in part, to the same leases which resulted in the below market lease asset the Company described as land rights, net on the December 31, 2018 condensed consolidated balance sheet, this line item has been re-named to right-of-use assets and land rights, net as the assets are required to be reported in the aggregate subsequent to the adoption of ASU 2016-02. Furthermore, under ASU 2016-02, the Company is no longer required to gross-up its financial statements for the real estate taxes paid directly by its tenants to third-parties.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2018 financial information has been derived from the Company’s audited consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of ASU 2016-02 at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02, the Company no longer grosses-up its financial statements for real estate taxes paid directly to third-

parties by its tenants. The Company notes, however, that ground leases for which the tenant pays the landlord directly on the Company's behalf are still required to be grossed-up within its condensed consolidated financial statements upon the adoption of ASU 2016-02, as these are not considered lessor costs. On January 1, 2019, the Company adopted ASU 2016-02 using the new transition option available under ASU 2018-11 and recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and its future lease obligations. Also, in connection with the adoption of ASC 842 - Leases ("ASC 842"), the land rights recorded on balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets are now required to be reported in the aggregate with the Company's operating lease right-of-use assets, reflected as right-of-use assets and land rights, net on the condensed consolidated balance sheet. Furthermore, the Company elected the package of practical expedients, which among other things, did not require the Company to reassess the lease classification of its existing leases and the practical expedient related to land easements, which allowed the Company to bypass the reassessment of existing or expired land easements for the existence of a lease under ASC 842. See Note 7 for further disclosures related to the adoption of ASU 2016-02.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including mortgage and other loans receivable, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

4.              Real Estate Investments

Real estate investments, net, represents investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$2,552,285	$2,552,475
Building and improvements	5,749,211	5,762,071
Total real estate investments	8,301,496	8,314,546
Less accumulated depreciation	(1,146,516)	(983,086)
Real estate investments, net	$7,154,980	$7,331,460

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $10.3 million of depreciation expense related to the building at this property. The net book value of this building is zero at September 30, 2019. The Company also entered into an agreement to terminate the long-term ground lease at this property, which will be effective in February 2020 and at which time the Company will reverse the right-of-use asset and lease liability the Company recorded on its condensed consolidated balance sheet for this lease. The lease termination at the Resorts Casino Tunica property will have no impact on the Company's operating results or net income.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$30,463	$30,431
Building and improvements	116,781	116,776
Furniture, fixtures, and equipment	117,974	117,247
Construction in progress	1,053	284
Total property and equipment	266,271	264,738
Less accumulated depreciation	(170,654)	(163,854)
Property and equipment, net	$95,617	$100,884

6. Receivables

Mortgage Loans Receivable

At September 30, 2019, the Company has financial interests in two casino properties through secured mortgage loans to the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Place from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of a $246.0 million secured mortgage loan on Lumière Place (the "Lumière Loan"). The Lumière Loan bears interest at a rate equal to (i) 9.09% until the one-year anniversary of the closing, and (ii) 9.27% until its maturity. Until the one-year anniversary of the closing, the Lumière Loan is secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the Lumière Loan, the mortgage evidenced by a deed of trust on the Lumière Place property will terminate and the loan will continue unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Lumière Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). At September 30, 2019, the interest rate on the Belterra Park Loan had increased to 11.20%.

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. The new loan bears an interest rate of 15% and is pre-payable at any time.

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
On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through September 30, 2019, the interest due from CQ Holding Company under the Company's unsecured loan was paid in kind in the aggregate amount of $3.2 million. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place. Despite the payment and covenant defaults noted above, at that time, full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.
During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company did not expect Casino Queen to be able to repay the $13.0 million of principal due to the Company under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the nine months ended September 30, 2019 to reflect the write-off of the Casino Queen loan.
At September 30, 2019, Casino Queen was in violation of the rent coverage ratio required under its lease with the Company and the Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default. At September 30, 2019, all lease payments due from Casino Queen remain current.

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

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. Details of the Company's significant ground leases can be found in the Annual Report. For certain of these ground leases, the Company subleases the underlying assets to its tenants who are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheet.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

September 30, 2019
Right-of use assets - operating leases	$201,602
Land rights, net	657,691
Right-of-use assets and land rights, net	$859,293

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Land rights	$694,077	$700,997
Less accumulated amortization	(36,386)	(27,790)
Land rights, net	$657,691	$673,207

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $6.3 million of land right amortization expense related to the ground lease at this property. The net book value of this land right is zero at September 30, 2019.

As of September 30, 2019, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$3,020
2020	12,081
2021	12,081
2022	12,081
2023	12,081
Thereafter	606,347
Total	$657,691

Lease Liabilities

At September 30, 2019, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2019 (remainder of year)	$3,882
2020	15,256
2021	15,134
2022	15,027
2023	15,006
Thereafter	685,975
Total lease payments	$750,280
Less: interest	(548,783)
Present value of lease liabilities	$201,497

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$3,909	$11,722
Variable lease cost	2,319	6,823
Short-term lease cost	254	765
Amortization of land right assets	3,020	15,516
Total lease cost	$9,502	$34,826

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income. The Company's short-term lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income, while a small portion of operating lease costs is also recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income. Amortization expense related to the land right intangibles totaled $2.7 million and $8.2 million for the three and nine months ended September 30, 2018, respectively, while other lease costs totaled $4.2 million and $12.7 million, respectively for the same periods.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2019
Weighted average remaining lease term - operating leases	51.27 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$586	$1,697

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6	$293

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

8.              Long-term Debt

Long-term debt is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Unsecured $1,175 million revolver	$60,000	$402,000
Unsecured term loan A-1	449,000	525,000
$1,000 million 4.875% senior unsecured notes due November 2020	215,174	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	—
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	—
Finance lease liability	1,021	1,112
Total long-term debt	5,800,195	5,903,112
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(51,059)	(49,615)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,749,136	$5,853,497

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2019 (in thousands):

Within one year	$128
2-3 years	1,064,448
4-5 years	960,302
Over 5 years	3,775,317
Total minimum payments	$5,800,195

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility") consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021. At September 30, 2019, the interest rate on the term loan facility and revolver is LIBOR plus 1.50%.

At September 30, 2019, the Credit Facility had a gross outstanding balance of $509 million, consisting of the $449 million Term Loan A-1 facility and $60 million of borrowings under the revolving credit facility. Additionally, at September 30, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,114.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On August 29, 2019, the Company issued $400 million of 3.35% Senior Unsecured Notes maturing on September 1, 2024 at an issue price equal to 99.899% of the principal amount (the "2024 Notes") and $700 million of 4.00% Senior Unsecured Notes maturing on January 15, 2030 at an issue price equal to 99.751% of the principal amount (the "2030 Notes"). Interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2020. Interest on the 2030 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2020. The net proceeds from the sale of the 2024 Notes and 2030 Notes were used to i) finance the Company's cash tender offer to purchase its 4.875% Senior Unsecured Notes due 2020 (described below) (ii) repay outstanding borrowings under the Company's revolving credit facility and (iii) repay a portion of the outstanding borrowings under the Company's Term Loan A-1 facility.

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes, in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes were tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reaquisition price of the tendered 2020 Notes and their net carrying value.

 Including the recently issued 2024 Notes and 2030 Notes, at September 30, 2019, the Company had $5,290.2 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2019, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its condensed consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,556	$25,556	$25,783	$25,783
Deferred compensation plan assets	26,981	26,981	22,709	22,709
Mortgage loans receivable	303,684	303,684	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	509,000	503,949	927,000	909,308
Senior unsecured notes	5,290,174	5,681,846	4,975,000	4,958,455

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018 or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Nine Months Ended September 30, 2019
	(in thousands)
Assets:
Loan receivable	$—	$—	$—	$13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under its unsecured loan to CQ Holding Company. The Company no longer expects the proceeds from the sale of the operating assets of Casino Queen to generate enough cash to repay all of Casino Queen's creditors, including the Company. Thus, because the Company does not expect Casino Queen to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the nine months ended September 30, 2019 to reflect the write-off of the Casino Queen loan. See Note 6 for further details surrounding the Casino Queen loan.

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

11. Revenue Recognition

As of September 30, 2019, 20 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease (the "Meadows Lease") and the Casino Queen real estate assets are leased back to the operator under an additional single property triple-net lease.

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

The Company’s triple-net tenant leases all contain a fixed component, a portion of which is subject to an annual escalator (typically 2%) if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities subject to such lease, which is adjusted, subject to certain floors, every 2 or 5 years to an amount equal to 4% of the average annual net revenues of all facilities under the related tenant lease during the preceding 2 or 5 years ("percentage rent"). The Penn Master Lease also provides for a component that is based on the performance of two Ohio facilities, which is adjusted, subject to certain floors monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. In June 2019, a percentage rent floor was triggered on Penn's Hollywood Casino Toledo property, as a result of Penn's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan.

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

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended by a fourth amendment to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease did not represent a meaningful portion of Penn's business at the time Penn assumed the lease, the Company concluded that the lease term of the Amended Pinnacle Master Lease is 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease), equal to the initial 10-year term only.

Subsequent to purchasing the majority of Pinnacle's real estate assets and leasing them back to Pinnacle, the Company entered into a separate triple-net lease with Pinnacle to lease the Meadows real estate assets to Pinnacle. Because this lease involved only a single property within Pinnacle's portfolio, GLPI concluded it was not reasonably assured at lease inception that Pinnacle would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease. The accounting for the Meadows Lease, including the lease term, was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Eldorado or Boyd would elect to exercise all lease renewal options under their respective master leases. The properties under each master lease did not represent a meaningful portion of either tenant's business at lease inception; therefore the Company concluded that the lease term of the Eldorado Master Lease is 15 years and the lease term of the Boyd Master Lease is 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease), equal to the initial terms of such master leases only.

Details of the Company's rental income for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Building base rent (1)	$164,736	$492,343
Land base rent	47,592	142,576
Percentage rent	39,608	119,446
Total cash rental income	$251,936	$754,365
Straight-line rent adjustments	(8,643)	(25,930)
Ground rent in revenue	5,406	16,157
Other rental revenue	90	438
Total rental income	$248,789	$745,030

(1) Building base rent is subject to the annual rent escalators described above.
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related properties. Interest income related to mortgage loans receivable is recorded as revenue from mortgaged real estate within the Company's condensed consolidated statements of income in the period earned. At September 30, 2019, the Company had financial interests in two casino properties, Belterra Park and Lumière Place, pursuant to the secured mortgage loans made by the Company to the respective casino owner-operators, Boyd and Eldorado.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	214,683	213,876	214,658	213,589
Assumed conversion of dilutive employee stock-based awards	—	136	—	262
Assumed conversion of restricted stock awards	127	96	96	66
Assumed conversion of performance-based restricted stock awards	515	764	464	801
Diluted weighted-average common shares outstanding	215,325	214,872	215,218	214,718

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share and share data)
Calculation of basic EPS:
Net income	$90,547	$104,815	$276,590	$293,585
Less: Net income allocated to participating securities	(138)	(147)	(420)	(411)
Net income attributable to common shareholders	$90,409	$104,668	$276,170	$293,174
Weighted-average common shares outstanding	214,683	213,876	214,658	213,589
Basic EPS	$0.42	$0.49	$1.29	$1.37

Calculation of diluted EPS:
Net income	$90,547	$104,815	$276,590	$293,585
Diluted weighted-average common shares outstanding	215,325	214,872	215,218	214,718
Diluted EPS	$0.42	$0.49	$1.29	$1.37

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	—	95,890	57,494	113,368

13.              Shareholders' Equity

Common Stock

On August 14, 2019, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings (the "ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $600 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

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
During the three months ended September 30, 2019, the Company sold no shares of its common stock under the ATM Program. As of September 30, 2019, the Company had $600 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2019 and 2018:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2019
February 20, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,985
August 20, 2019	September 6, 2019	Common Stock	$0.68	Third Quarter 2019	September 20, 2019	$145,984

2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631
July 31, 2018	September 7, 2018	Common Stock	$0.63	Third Quarter 2018	September 21, 2018	$134,844

In addition, for both the three and nine months ended September 30, 2019 and 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively.

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

As of September 30, 2019, there was $6.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.65 years. For the three and nine months ended September 30, 2019, the Company recognized $1.7 million and $5.8 million, respectively, of compensation expense associated with these awards, compared to $1.1 million and $3.5 million, for the three and nine months ended September 30, 2018, respectively.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2019:

Number of Award Shares
Outstanding at December 31, 2018	299,642
Granted	317,290
Released	(290,107)
Canceled	—
Outstanding at September 30, 2019	326,825

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-

net leases. As of September 30, 2019, there was $11.0 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.81 years.  For the three and nine months ended September 30, 2019, the Company recognized $2.1 million and $6.5 million, respectively, of compensation expense associated with these awards, compared to the recognition of $2.1 million and $4.3 million for the three and nine months ended September 30, 2018, respectively.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2019:

Number of Performance-Based Award Shares
Outstanding at December 31, 2018	1,342,000
Granted	512,000
Released	(447,334)
Canceled	(23,332)
Outstanding at September 30, 2019	1,383,334

15.       Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$255,995	$31,617	$287,612	$222,389	$31,750	$254,139
Income from operations	181,947	5,678	187,625	159,678	5,156	164,834
Interest expense	72,510	2,601	75,111	57,740	2,601	60,341
Income before income taxes	88,657	3,078	91,735	103,355	2,556	105,911
Income tax expense	196	992	1,188	229	867	1,096
Net income	88,461	2,086	90,547	103,126	1,689	104,815
Depreciation	55,544	1,758	57,302	24,928	2,339	27,267
Capital project expenditures	—	—	—	6	—	6
Capital maintenance expenditures	—	709	709	—	970	970

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$766,630	$97,859	$864,489	$650,025	$102,385	$752,410
Income from operations	510,884	18,283	529,167	450,685	19,241	469,926
Interest expense	220,558	7,804	228,362	163,660	7,804	171,464
Income before income taxes	269,882	10,481	280,363	286,340	11,439	297,779
Income tax expense	461	3,312	3,773	628	3,566	4,194
Net income	269,421	7,169	276,590	285,712	7,873	293,585
Depreciation	177,786	5,959	183,745	75,715	7,029	82,744
Capital project expenditures	—	—	—	20	—	20
Capital maintenance expenditures	4	2,252	2,256	51	2,903	2,954

(1)              Interest expense is net of intercompany interest eliminations of $2.6 million and $7.8 million for both the three and nine months ended September 30, 2019 and 2018, respectively.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,418	$1,517	$4,102	$4,189
Cash paid for interest	41,163	7,234	180,494	109,644

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. The Company did not engage in any other noncash investing and financing activities during the nine months ended September 30, 2019 and 2018.

17.       Supplementary Condensed Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

GLPI guarantees the Senior Notes issued by its subsidiaries, GLP Capital and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. None of GLPI's other subsidiaries guarantee the Senior Notes.

Summarized balance sheets as of September 30, 2019 and December 31, 2018 and statements of income and cash flows for the three and nine months ended September 30, 2019 and 2018 for GLPI as the parent guarantor, for GLP Capital and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At September 30, 2019 Condensed Consolidating Balance Sheet (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands, except share data)
Assets
Real estate investments, net	$—	$2,542,623	$4,612,357	$—	$7,154,980
Property and equipment, used in operations, net	—	17,086	78,531	—	95,617
Mortgage loans receivable	—	246,000	57,684	—	303,684
Right-of-use assets and land rights, net	—	199,686	659,607	—	859,293
Cash and cash equivalents	—	1,531	24,025	—	25,556
Prepaid expenses	—	895	1,241	529	2,665
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,106,632	5,120,485	2,533,044	(9,760,161)	—
Deferred tax assets	—	—	5,812	—	5,812
Other assets	—	28,972	2,529	—	31,501
Total assets	$2,106,632	$8,350,873	$8,000,474	$(9,953,227)	$8,504,752

Liabilities
Accounts payable	$—	$144	$22	$—	$166
Accrued expenses	—	921	5,795	—	6,716
Accrued interest	—	84,456	—	—	84,456
Accrued salaries and wages	—	7,657	2,558	—	10,215
Gaming, property, and other taxes	—	326	785	—	1,111
Income taxes	—	(45)	(484)	529	—
Lease liabilities	—	107,227	94,270	—	201,497
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,749,136	—	—	5,749,136
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	271,174	48,667	—	319,841
Deferred tax liabilities	—	—	262		262
Other liabilities	—	23,245	1,475	—	24,720
Total liabilities	—	6,244,241	346,945	(193,066)	6,398,120

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2019)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,682,856 shares issued and outstanding at September 30, 2019)	2,147	2,147	2,147	(4,294)	2,147
Additional paid-in capital	3,955,555	3,955,556	9,835,882	(13,791,438)	3,955,555
Retained accumulated (deficit) earnings	(1,851,070)	(1,851,071)	(2,184,500)	4,035,571	(1,851,070)
Total shareholders’ equity (deficit)	2,106,632	2,106,632	7,653,529	(9,760,161)	2,106,632
Total liabilities and shareholders’ equity (deficit)	$2,106,632	$8,350,873	$8,000,474	$(9,953,227)	$8,504,752

Three months ended September 30, 2019 Condensed Consolidating Statement of Income (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$137,787	$111,002		$248,789
Interest income from mortgaged real estate	—	5,590	1,616	—	7,206
Total income from real estate	—	143,377	112,618	—	255,995
Gaming, food, beverage and other	—	—	31,617	—	31,617
Total revenues	—	143,377	144,235	—	287,612
Operating expenses
Gaming, food, beverage and other	—	—	18,549	—	18,549
Land rights and ground lease expense	—	4,571	4,523	—	9,094
General and administrative	—	9,363	5,679	—	15,042
Depreciation	—	28,389	28,913	—	57,302
Total operating expenses	—	42,323	57,664	—	99,987
Income from operations	—	101,054	86,571	—	187,625

Other income (expenses)
Interest expense	—	(75,111)	—	—	(75,111)
Interest income	—	235	—	—	235
Losses on debt extinguishment	—	(21,014)	—	—	(21,014)
Intercompany dividends and interest	—	120,989	3,199	(124,188)	—
Total other income (expenses)	—	25,099	3,199	(124,188)	(95,890)

Income (loss) before income taxes	—	126,153	89,770	(124,188)	91,735
Income tax expense	—	196	992	—	1,188
Net income (loss)	$—	$125,957	$88,778	$(124,188)	$90,547

Nine months ended September 30, 2019 Condensed Consolidating Statement of Income (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$414,175	$330,855	$—	$745,030
Interest income from mortgage real estate	—	16,771	4,829	—	21,600
Total income from real estate	—	430,946	335,684	—	766,630
Gaming, food, beverage and other	—	—	97,859	—	97,859
Total revenues	—	430,946	433,543	—	864,489
Operating expenses
Gaming, food, beverage and other	—	—	56,739	—	56,739
Land rights and ground lease expense	—	20,065	13,507	—	33,572
General and administrative	—	31,210	17,056	—	48,266
Depreciation	—	96,087	87,658	—	183,745
Loan impairment charges	—	—	13,000	—	13,000
Total operating expenses	—	147,362	187,960	—	335,322
Income from operations	—	283,584	245,583	—	529,167

Other income (expenses)
Interest expense	—	(228,362)	—	—	(228,362)
Interest income	—	572	—	—	572
Losses on debt extinguishment	—	(21,014)	—	—	(21,014)
Intercompany dividends and interest	—	368,896	6,628	(375,524)	—
Total other income (expenses)	—	120,092	6,628	(375,524)	(248,804)

Income (loss) before income taxes	—	403,676	252,211	(375,524)	280,363
Income tax expense	—	461	3,312	—	3,773
Net income (loss)	$—	$403,215	$248,899	$(375,524)	$276,590

Nine months ended September 30, 2019 Condensed Consolidating Statement of Cash Flows (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$403,215	$248,899	$(375,524)	$276,590
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	104,670	94,591	—	199,261
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	8,597	—	—	8,597
Losses on dispositions of property	—	8	42	—	50
Deferred income taxes	—	—	(528)	—	(528)
Stock-based compensation	—	12,353	—	—	12,353
Straight-line rent adjustments	—	1,989	23,941	—	25,930
Losses on debt extinguishment	—	21,014	—	—	21,014
Loan impairment charges	—	—	13,000	—	13,000

(Increase) decrease,
Prepaid expenses and other assets	—	(2,148)	(458)	483	(2,123)
Intercompany	—	120	(120)	—	—
Increase (decrease),
Accounts payable	—	(2,325)	(20)	—	(2,345)
Accrued expenses	—	307	473	—	780
Accrued interest	—	39,195	—	—	39,195
Accrued salaries and wages	—	(6,972)	177	—	(6,795)
Gaming, property and other taxes	—	(103)	150	—	47
Income taxes	—	(43)	526	(483)	—
Other liabilities	—	(1,288)	(52)	—	(1,340)
Net cash provided by (used in) operating activities	—	578,589	380,621	(375,524)	583,686
Investing activities
Capital maintenance expenditures	—	(4)	(2,252)	—	(2,256)
Proceeds from sale of property and equipment	—	182	28	—	210
Net cash provided by (used in) investing activities	—	178	(2,224)	—	(2,046)
Financing activities
Dividends paid	(438,622)	—	—	—	(438,622)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,057)	—	—	—	(9,057)
ATM Program offering costs	(239)	—	—	—	(239)
Proceeds from issuance of long-term debt	—	1,312,853	—	—	1,312,853
Financing costs	—	(10,005)	—	—	(10,005)
Repayments of long-term debt	—	(1,417,918)	—	—	(1,417,918)
Premium and related costs paid on tender of senior unsecured notes	—	(18,879)	—	—	(18,879)
Intercompany financing	447,918	(447,919)	(375,523)	375,524	—
Net cash (used in) provided by financing activities	—	(581,868)	(375,523)	375,524	(581,867)
Net (decrease) increase in cash and cash equivalents	—	(3,101)	2,874	—	(227)
Cash and cash equivalents at beginning of period	—	4,632	21,151	—	25,783
Cash and cash equivalents at end of period	$—	$1,531	$24,025	$—	$25,556

At December 31, 2018 Condensed Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands, except share data)
Assets
Real estate investments, net	$—	$2,637,404	$4,694,056	$—	$7,331,460
Land rights, net	—	100,938	572,269	—	673,207
Property and equipment, used in operations, net	—	18,577	82,307	—	100,884
Mortgage loans receivable	—	246,000	57,684	—	303,684
Cash and cash equivalents	—	4,632	21,151	—	25,783
Prepaid expenses	—	27,071	2,885	1,011	30,967
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,265,607	5,247,229	2,697,241	(10,210,077)	—
Deferred tax assets	—	—	5,178	—	5,178
Other assets	—	47,378	20,108	—	67,486
Total assets	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Liabilities
Accounts payable	$—	$2,469	$42	$—	$2,511
Accrued expenses	—	23,587	6,710	—	30,297
Accrued interest	—	45,261	—	—	45,261
Accrued salaries and wages	—	14,628	2,382	—	17,010
Gaming, property, and other taxes	—	24,055	18,824	—	42,879
Income taxes	—	(2)	(1,009)	1,011	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,853,497	—	—	5,853,497
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,185	24,726	—	293,911
Deferred tax liabilities	—	—	261	—	261
Other liabilities	—	24,536	1,523	—	26,059
Total liabilities	—	6,257,216	247,054	(192,584)	6,311,686

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 shares issued and outstanding at December 31, 2018)	2,142	2,142	2,142	(4,284)	2,142
Additional paid-in capital	3,952,503	3,952,506	9,832,830	(13,785,336)	3,952,503
Retained accumulated (deficit) earnings	(1,689,038)	(1,689,040)	(1,890,503)	3,579,543	(1,689,038)
Total shareholders’ equity (deficit)	2,265,607	2,265,608	7,944,469	(10,210,077)	2,265,607
Total liabilities and shareholders’ equity (deficit)	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Three months ended September 30, 2018 Condensed Consolidating Statement of Income (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$101,130	$69,146	$—	$170,276
Income from direct financing lease	—	—	30,843	—	30,843
Real estate taxes paid by tenants	—	11,032	10,238	—	21,270
Total income from real estate	—	112,162	110,227	—	222,389
Gaming, food, beverage and other	—	—	31,750	—	31,750
Total revenues	—	112,162	141,977	—	254,139
Operating expenses
Gaming, food, beverage and other	—	—	18,962	—	18,962
Real estate taxes	—	11,051	10,535	—	21,586
Land rights and ground lease expense	—	1,920	4,564	—	6,484
General and administrative	—	9,943	5,063	—	15,006
Depreciation	—	22,946	4,321	—	27,267
Total operating expenses	—	45,860	43,445	—	89,305
Income from operations	—	66,302	98,532	—	164,834

Other income (expenses)
Interest expense	—	(60,341)	—	—	(60,341)
Interest income	—	907	511	—	1,418
Intercompany dividends and interest	—	123,240	4,799	(128,039)	—
Total other income (expenses)	—	63,806	5,310	(128,039)	(58,923)

Income (loss) before income taxes	—	130,108	103,842	(128,039)	105,911
Income tax expense	—	228	868	—	1,096
Net income (loss)	$—	$129,880	$102,974	$(128,039)	$104,815

Nine months ended September 30, 2018 Condensed Consolidating Statement of Income (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$304,716	$204,830	$—	$509,546
Income from direct financing lease	—	—	76,448	—	76,448
Real estate taxes paid by tenants	—	33,108	30,923	—	64,031
Total income from real estate	—	337,824	312,201	—	650,025
Gaming, food, beverage and other	—	—	102,385	—	102,385
Total revenues	—	337,824	414,586	—	752,410
Operating expenses
Gaming, food, beverage and other	—	—	59,027	—	59,027
Real estate taxes	—	33,165	31,816	—	64,981
Land rights and ground lease expense	—	5,868	13,592	—	19,460
General and administrative	—	39,880	16,392	—	56,272
Depreciation	—	69,737	13,007	—	82,744
Total operating expenses	—	148,650	133,834	—	282,484
Income from operations	—	189,174	280,752	—	469,926

Other income (expenses)
Interest expense	—	(171,464)	—	—	(171,464)
Interest income	—	1,311	1,479	—	2,790
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	340,331	9,382	(349,713)	—
Total other income (expenses)	—	166,705	10,861	(349,713)	(172,147)

Income (loss) before income taxes	—	355,879	291,613	(349,713)	297,779
Income tax expense	—	627	3,567	—	4,194
Net income (loss)	$—	$355,252	$288,046	$(349,713)	$293,585

Nine months ended September 30, 2018 Condensed Consolidating Statement of Cash Flows (unaudited)	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income (loss)	$—	$355,252	$288,046	$(349,713)	$293,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	70,987	19,939	—	90,926
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	9,278	—	—	9,278
Paid-in-kind interest income	—	—	(991)	—	(991)
Losses on dispositions of property	—	120	234	—	354
Deferred income taxes	—	—	(299)	—	(299)
Stock-based compensation	—	7,878	—	—	7,878
Straight-line rent adjustments	—	42,983	6,167	—	49,150
Losses on debt extinguishment	—	3,473	—	—	3,473

(Increase) decrease,
Prepaid expenses and other assets	—	(1,811)	204	833	(774)
Intercompany	—	294	(294)	—	—
(Decrease) increase,
Accounts payable	—	1,146	(10)	—	1,136
Accrued expenses	—	503	(19)	—	484
Accrued interest	—	58,852	—	—	58,852
Accrued salaries and wages	—	5,032	(1,006)	—	4,026
Gaming, property and other taxes	—	(164)	422	—	258
Income taxes	—	216	617	(833)	—
Other liabilities	—	1,355	(473)	—	882
Net cash provided by (used in) operating activities	—	555,394	312,537	(349,713)	518,218
Investing activities
Capital project expenditures	—	(20)	—	—	(20)
Capital maintenance expenditures	—	(51)	(2,903)	—	(2,954)
Proceeds from sale of property and equipment	—	3,130	16	—	3,146
Acquisition of real estate assets	—	(15,552)	—	—	(15,552)
Collection of principal payments on investment in direct financing lease	—	—	37,241	—	37,241
Net cash (used in) provided by investing activities	—	(12,493)	34,354	—	21,861
Financing activities
Dividends paid	(404,602)	—	—	—	(404,602)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	3,698	—	—	—	3,698
Proceeds from issuance of long-term debt	—	2,107,405	—	—	2,107,405
Financing costs	—	(30,889)	—	—	(30,889)
Repayments of long-term debt	—	(1,080,087)	—	—	(1,080,087)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	400,904	(400,908)	(349,709)	349,713	—
Net cash provided by (used in) financing activities	—	593,637	(349,709)	349,713	593,641
Net increase (decrease) in cash and cash equivalents	—	1,136,538	(2,818)	—	1,133,720
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$1,143,272	$19,502	$—	$1,162,774

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year beginning on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease, and GLPI also owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2019, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Eldorado (including one mortgaged facility), the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states and were 100% occupied at September 30, 2019. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

As of September 30, 2019, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Penn under a single property triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $287.6 million and $187.6 million for the three months ended September 30, 2019, respectively, compared to $254.1 million and $164.8 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $864.5 million and $529.2 million for the nine months ended September 30, 2019, respectively, compared to $752.4 million and $469.9 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, were as follows:

•
Total income from real estate was $256.0 million and $766.6 million for the three and nine months ended September 30, 2019, respectively, and $222.4 million and $650.0 million for the three and nine months ended September 30, 2018, respectively. Total income from real estate increased by $33.6 million and $116.6 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease. These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

•
Revenues for our TRS Properties were flat for the three months ended September 30, 2019 and decreased by $4.5 million for the nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, primarily due to decreased revenues at Hollywood Casino Baton Rouge resulting from the June 2018 smoking ban at all Baton Rouge casinos.

•
Total operating expenses increased by $10.7 million and $52.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in operating expenses for the three months ended September 30, 2019 as compared to the prior year period was primarily driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. These increases were offset by a decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842. The increase in operating expenses for the nine months ended September 30, 2019, as compared to the prior year period, was driven by the explanations above, in addition to a loan impairment charge of $13.0 million in the first quarter of 2019 related to the Company's unsecured loan to Casino Queen and the acceleration of depreciation and land rights amortization related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019, partially offset by the absence of retirement costs in the current year. The closure of the Resorts Casino Tunica property by our tenant did not impact the rent collected from Penn under the Penn Master Lease, as our lease with Penn is cross-collateralized and does not allow for rent reductions for individual property closures.

•
Other income and expenses increased by $37.0 million and $76.7 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year primarily due to an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October 2018 closings of the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger. Also driving the increase in other income and expenses for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, was a $21.0 million loss on the early extinguishment of debt related to the Company's cash tender of a portion of its 2020 Notes during the third quarter of 2019, as the Company completed a $1.1 billion refinancing of a portion of its debt to reduce our borrowing costs and lengthen our average debt maturity.

•
Net income decreased by $14.3 million and $17.0 million for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are expected to have an impact on us by segment:

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2019.

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

The consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$287,612	$254,139	$864,489	$752,410
Total operating expenses	99,987	89,305	335,322	282,484
Income from operations	187,625	164,834	529,167	469,926
Total other expenses	(95,890)	(58,923)	(248,804)	(172,147)
Income before income taxes	91,735	105,911	280,363	297,779
Income tax expense	1,188	1,096	3,773	4,194
Net income	$90,547	$104,815	$276,590	$293,585

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2019 and 2018 is summarized below:

	Three Months Ended September 30,
	2019	2018	2019	2018
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$255,995	$222,389	$181,947	$159,678
TRS Properties	31,617	31,750	5,678	5,156
Total	$287,612	$254,139	$187,625	$164,834

	Nine Months Ended September 30,
	2019	2018	2019	2018
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$766,630	$650,025	$510,884	$450,685
TRS Properties	97,859	102,385	18,283	19,241
Total	$864,489	$752,410	$529,167	$469,926

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

FFO, AFFO and Adjusted EBITDA are not recognized terms under GAAP. These non-GAAP financial measures: (i) do not represent cash flows from operations as defined by GAAP; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) are not alternatives to cash flows as a measure of liquidity. In addition, these measures should not be viewed as an indication of our ability to fund our cash needs, including to make cash distributions to our shareholders, to fund capital improvements, or to make interest payments on our indebtedness. Investors are also cautioned that FFO, AFFO and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other real estate companies, including REITs, due to the fact that not all real estate companies use the same definitions. Our presentation of these measures does not replace the presentation of our financial results in accordance with GAAP.

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$90,547	$104,815	$276,590	$293,585
Losses from dispositions of property	37	129	50	354
Real estate depreciation	55,047	24,406	176,290	74,155
Funds from operations	$145,631	$129,350	$452,930	$368,094
Straight-line rent adjustments	8,643	15,917	25,930	49,150
Direct financing lease adjustments	—	8,002	—	37,241
Other depreciation	2,255	2,861	7,455	8,589
Amortization of land rights	3,020	2,727	15,516	8,182
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,807	2,982	8,597	9,278
Stock based compensation	3,845	3,275	12,353	7,878
Losses on debt extinguishment	21,014	—	21,014	3,473
Retirement costs	—	—	—	13,149
Loan impairment charges	—	—	13,000	—
Capital maintenance expenditures	(709)	(970)	(2,256)	(2,954)
Adjusted funds from operations	$186,506	$164,144	$554,539	$502,080
Interest, net	74,876	58,923	227,790	168,674
Income tax expense	1,188	1,096	3,773	4,194
Capital maintenance expenditures	709	970	2,256	2,954
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,807)	(2,982)	(8,597)	(9,278)
Adjusted EBITDA	$260,472	$222,151	$779,761	$668,624

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$88,461	$103,126	$2,086	$1,689
Losses from dispositions of property	—	129	37	—
Real estate depreciation	55,047	24,406	—	—
Funds from operations	$143,508	$127,661	$2,123	$1,689
Straight-line rent adjustments	8,643	15,917	—	—
Direct financing lease adjustments	—	8,002	—	—
Other depreciation	497	522	1,758	2,339
Amortization of land rights	3,020	2,727	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,807	2,982	—	—
Stock based compensation	3,845	3,275	—	—
Losses on debt extinguishment	21,014	—	—	—
Capital maintenance expenditures	—	—	(709)	(970)
Adjusted funds from operations	$183,334	$161,086	$3,172	$3,058
Interest, net (1)	72,276	56,323	2,600	2,600
Income tax expense	196	229	992	867
Capital maintenance expenditures	—	—	709	970
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,807)	(2,982)	—	—
Adjusted EBITDA	$252,999	$214,656	$7,473	$7,495

	GLP Capital		TRS Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$269,421	$285,712	$7,169	$7,873
Losses from dispositions of property	8	120	42	234
Real estate depreciation	176,290	74,155	—	—
Funds from operations	$445,719	$359,987	$7,211	$8,107
Straight-line rent adjustments	25,930	49,150	—	—
Direct financing lease adjustments	—	37,241	—	—
Other depreciation	1,496	1,560	5,959	7,029
Amortization of land rights	15,516	8,182	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	8,597	9,278	—	—
Stock based compensation	12,353	7,878	—	—
Losses on debt extinguishment	21,014	3,473	—	—
Retirement costs	—	13,149	—	—
Loan impairment charges	13,000	—	—	—
Capital maintenance expenditures	(4)	(51)	(2,252)	(2,903)
Adjusted funds from operations	$543,621	$489,847	$10,918	$12,233
Interest, net (1)	219,988	160,872	7,802	7,802
Income tax expense	461	628	3,312	3,566
Capital maintenance expenditures	4	51	2,252	2,903
Amortization of debt issuance costs, bond premiums and original issuance discounts	(8,597)	(9,278)	—	—
Adjusted EBITDA	$755,477	$642,120	$24,284	$26,504

(1)
Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million and $7.8 million for both the three and nine months ended September 30, 2019 and 2018, respectively.

Net income for our GLP Capital segment was $88.5 million for the three months ended September 30, 2019 and $103.1 million for the three months ended September 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $143.5 million, $183.3 million and $253.0 million for the three months ended September 30, 2019, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $127.7 million, $161.1 million and $214.7 million for the three months ended September 30, 2018, respectively. The decrease in net income for our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily driven by a $33.6 million increase in income from real estate, partially offset by an $11.3 million increase in operating expenses and a $37.0 million increase in other expenses, net. The increase in income from real estate in our GLP Capital segment was primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease. These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

The increase in operating expenses in our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was primarily driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, as well as the reclassification of the Pinnacle building assets to real estate investments on our balance sheet and an increase in land rights amortization expense related to the acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. These increases were offset by a decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842. The increase in other expenses, net in our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to an increase in interest expense resulting from debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October 2018 closings of the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as the funding of the Belterra Park

Loan in connection with the Penn-Pinnacle Merger. Also driving the increase was a $21.0 million loss on the early extinguishment of debt related to the Company's tender of a portion of its 2020 Notes, in conjunction with our $1.1 billion debt refinancing to reduce our borrowing costs and lengthen our average debt maturity, both of which occurred in the third quarter of 2019.

The increase in FFO in our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was primarily driven by the changes described above, as well as the add-back for losses on debt extinguishment, partially offset by lower direct financing lease adjustments and straight-line rent adjustments, both of which are added back for AFFO purposes. Direct financing lease adjustments represent the portion of cash rent we received from tenants that was applied against our lease receivable and thus not recorded as revenue. These adjustments were eliminated due to the unwinding of the direct financing lease in October 2018, as the cash received is now recorded as rental income and no add-back to AFFO is necessary. Adjusted EBITDA for our GLP Capital segment for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 also increased, driven by the explanations above, as well as a higher add-back for interest expense.

Net income for our GLP Capital segment was $269.4 million for the nine months ended September 30, 2019 and $285.7 million for the nine months ended September 30, 2018. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $445.7 million, $543.6 million and $755.5 million for the nine months ended September 30, 2019, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $360.0 million, $489.8 million and $642.1 million for the nine months ended September 30, 2018, respectively. The decrease in net income for our GLP Capital segment for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily driven by a $116.6 million increase in income from real estate, partially offset by a $56.4 million increase in operating expenses and a $76.7 million increase in other expenses, net. The changes in income from real estate and other expenses, net were driven by the explanations above for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The changes described above, in addition to a loan impairment charge of $13.0 million related to the Company's unsecured loan to Casino Queen, along with accelerated depreciation and amortization related to the closure of the Resorts Casino Tunica property in the second quarter of 2019, partially offset by the absence of retirement costs in the current year drove the increase in operating expenses. The changes in FFO, AFFO and Adjusted EBITDA for our GLP Capital segment for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, were primarily driven by the explanations above for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, as well as a higher stock based compensation expense and the add-back of the loan impairment charges for AFFO purposes.

Revenues

Revenues for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Rental income	$248,789	$170,276	$78,513	46.1%
Income from direct financing lease	—	30,843	(30,843)	(100.0)%
Interest income from mortgaged real estate	7,206	—	7,206	N/A
Real estate taxes paid by tenants	—	21,270	(21,270)	(100.0)%
Total income from real estate	255,995	222,389	33,606	15.1%
Gaming, food, beverage and other	31,617	31,750	(133)	(0.4)%
Total revenues	$287,612	$254,139	$33,473	13.2%

	Nine Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Rental income	$745,030	$509,546	$235,484	46.2%
Income from direct financing lease	—	76,448	(76,448)	(100.0)%
Interest income from mortgaged real estate	21,600	—	21,600	N/A
Real estate taxes paid by tenants	—	64,031	(64,031)	(100.0)%
Total income from real estate	766,630	650,025	116,605	17.9%
Gaming, food, beverage and other	97,859	102,385	(4,526)	(4.4)%
Total revenues	$864,489	$752,410	$112,079	14.9%

Total income from real estate

For the three months ended September 30, 2019 and 2018, total income from real estate was $256.0 million and $222.4 million, respectively, for our GLP Capital segment. For the nine months ended September 30, 2019 and 2018, total income from real estate was $766.6 million and $650.0 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $33.6 million, or 15.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, the impact of the rent escalators under the Penn and Boyd Master Leases, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842. Total income from real estate increased $116.6 million, or 17.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to explanations above for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Details of the Company's income from real estate for the three and nine months ended September 30, 2019 was as follows (in thousands):

Three Months Ended September 30, 2019	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Mortgage	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$68,482	$56,555	$15,230	$18,911	$3,283	$2,275	$164,736
Land base rent	23,493	17,813	3,340	2,946	—	—	47,592
Percentage rent	21,370	7,942	3,340	2,808	2,792	1,356	39,608
Total cash rental income	$113,345	$82,310	$21,910	$24,665	$6,075	$3,631	$251,936

Straight-line rent adjustments	$2,232	$(6,318)	$(2,895)	$(2,234)	$572	$—	$(8,643)
Ground rent in revenue	950	1,828	2,245	383	—	—	5,406
Other rental revenue	—	—	—	—	90	—	90
Total rental income	$116,527	$77,820	$21,260	$22,814	$6,737	$3,631	$248,789
Interest income from mortgaged real estate	—	—	5,590	1,616	—	—	7,206
Total income from real estate	$116,527	$77,820	$26,850	$24,430	$6,737	$3,631	$255,995

Nine Months Ended September 30, 2019	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Mortgage	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$205,446	$168,633	$45,689	$55,899	$9,850	$6,826	$492,343
Land base rent	70,477	53,294	10,020	8,785	—	—	142,576
Percentage rent	64,928	23,680	10,020	8,374	8,376	4,068	119,446
Total cash rental income	$340,851	$245,607	$65,729	$73,058	$18,226	$10,894	$754,365

Straight-line rent adjustments	$6,695	$(18,955)	$(8,684)	$(6,703)	$1,717	$—	$(25,930)
Ground rent in revenue	2,838	5,338	6,746	1,235	—	—	16,157
Other rental revenue	—	—	—	—	438	—	438
Total rental income	$350,384	$231,990	$63,791	$67,590	$20,381	$10,894	$745,030
Interest income from mortgaged real estate	—	—	16,771	4,829	—	—	21,600
Total income from real estate	$350,384	$231,990	$80,562	$72,419	$20,381	$10,894	$766,630

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment, was flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Gaming, food, beverage and other revenue for our TRS Properties segment, decreased by $4.5 million, or 4.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to decreases in revenues at both properties, driven by general market deterioration in the Baton Rouge region and the June 2018 smoking ban at all Baton Rouge casinos that went into effect late in the second quarter of 2018, as well as decreased admissions at Hollywood Casino Perryville.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Gaming, food, beverage and other	$18,549	$18,962	$(413)	(2.2)%
Real estate taxes	—	21,586	(21,586)	(100.0)%
Land rights and ground lease expense	9,094	6,484	2,610	40.3%
General and administrative	15,042	15,006	36	0.2%
Depreciation	57,302	27,267	30,035	110.2%
Total operating expenses	$99,987	$89,305	$10,682	12.0%

	Nine Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Gaming, food, beverage and other	$56,739	$59,027	$(2,288)	(3.9)%
Real estate taxes	—	64,981	(64,981)	(100.0)%
Land rights and ground lease expense	33,572	19,460	14,112	72.5%
General and administrative	48,266	56,272	(8,006)	(14.2)%
Depreciation	183,745	82,744	101,001	122.1%
Loan impairment charges	13,000	—	13,000	N/A
Total operating expenses	$335,322	$282,484	$52,838	18.7%

Real estate taxes

Real estate taxes decreased as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842. In December 2018, the FASB issued ASU 2018-20, which clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02 on January 1, 2019, we are no longer required to gross-up our financial statements for real estate taxes paid directly to third-parties by our tenants.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.6 million, or 40.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to our acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition. In connection with this acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord. Land rights and ground lease expense increased by $14.1 million, or 72.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 for the reason described above, as well as accelerated land rights amortization expense related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses were flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. General and administrative expenses decreased by $8.0 million or 14.2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the absence of retirement costs related to the retirement of our former Chief Financial Officer in 2018.

Depreciation

Depreciation expense increased by $30.0 million, or 110.2%, to $57.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to the addition of the Tropicana and Plainridge Park real estate assets to our portfolio and the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety. Depreciation expense increased by $101.0 million, or 122.1%, to $183.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, for the reasons described above, as well as the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019.

Loan impairment charges

On March 17, 2017 the Company provided a new unsecured $13.0 million, 5.5-year term loan to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. During 2018, the operating results of Casino Queen declined substantially and Casino Queen defaulted under its senior credit agreement and also the unsecured loan with GLPI. As a result, the operations of Casino Queen were put up for sale during the fourth quarter of 2018. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place and full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company does not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the unsecured loan agreement, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the condensed consolidated statement of income for the nine months ended September 30, 2019 to reflect the write-off of the Casino Queen loan.
Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Interest expense	$(75,111)	$(60,341)	$(14,770)	24.5%
Interest income	235	1,418	(1,183)	(83.4)%
Losses on debt extinguishment	(21,014)	—	(21,014)	N/A
Total other expenses	$(95,890)	$(58,923)	$(36,967)	62.7%

	Nine Months Ended September 30,			Percentage
	2019	2018	Variance	Variance
Interest expense	$(228,362)	$(171,464)	$(56,898)	33.2%
Interest income	572	2,790	(2,218)	(79.5)%
Losses on debt extinguishment	(21,014)	(3,473)	(17,541)	505.1%
Total other expenses	$(248,804)	$(172,147)	$(76,657)	44.5%

Interest expense

Interest expense increased by $14.8 million, or 24.5%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to the issuance of $1,100.0 million aggregate par value of new senior unsecured notes during September 2018 and to a lesser extent the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.00% senior unsecured notes due 2030 during the third quarter of 2019 and increased borrowings under our revolving credit facility. These increases were partially offset by a decrease in interest expense related to the repayment of outstanding borrowings under the Company's revolving credit facility and Term Loan A-1 facility, as well as the 2019 Tender Offer (as defined below), all of which were repaid with the proceeds from the issuance of the 2024 Notes and 2030 Notes during the third quarter of 2019.

Interest expense increased by $56.9 million or, 33.2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the explanations above, in addition to the issuance of $1,000.0 million aggregate par value of new senior unsecured notes during May 2018, partially offset by a decrease in interest expense related to the termination of the Term Loan A facility, partial repayment of the Term Loan A-1 facility and the tender and call of our 4.375% senior unsecured notes due 2018. The proceeds from the issuance of the senior unsecured notes in 2018 and our increased borrowings were used to finance the Tropicana Transactions, to purchase Plainridge Park and to fund the Belterra Park Loan.

Losses on debt extinguishment

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes were tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt, related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reaquisition price of the tendered 2020 Notes and their net carrying value.

On May 21, 2018, the Company entered into the second amendment to the senior unsecured credit facility (the "Credit Facility"), which increased the Company's revolving commitments to an aggregate principal amount of $1,100 million (the revolving credit facility was subsequently increased to $1,175 million in October 2018), eliminated the Term Loan A facility and extended the maturity date of the revolving credit facility to May 21, 2023. The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

Also on May 21, 2018, the Company completed a cash tender offer (the "2018 Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes in connection with the 2018 Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt related to the 2018 Tender Offer, of approximately $2.5 million, for the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value.

Taxes

During the three months ended September 30, 2019 and 2018, income tax expense was approximately $1.2 million and $1.1 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.3% for the three months ended September 30, 2019, as compared to 1.0% for the three months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, income tax expense was approximately $3.8 million and $4.2 million, respectively. Our effective tax rate was 1.3% for the nine months ended September 30, 2019, as compared to 1.4% for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $583.7 million and $518.2 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash provided by operating activities of $65.5 million for the nine months ended September 30, 2019 as compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers/tenants of $146.5 million and a decrease in cash paid to employees of $3.3 million, partially offset by increases in cash paid for interest and cash paid for operating expenses of $70.9 million and $6.2 million respectively. The increase in cash receipts collected from our customers and tenants for the nine months ended September 30,

2019 as compared to the corresponding period in the prior year was primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger both of which occurred in the fourth quarter of 2018, partially offset by a decrease in our TRS Properties' revenues. The increase in cash paid for interest was related to the Company's 2018 borrowings which were used to fund the Tropicana Transactions, the acquisition of Plainridge Park and the Belterra Park Loan.

Investing activities used cash of $2.0 million and provided cash of $21.9 million during the nine months ended September 30, 2019 and 2018, respectively.  Net cash used in investing activities during the nine months ended September 30, 2019 primarily consisted of capital expenditures of $2.3 million, partially offset by proceeds from sales of property and equipment of $0.2 million. Net cash provided by investing activities during the nine months ended September 30, 2018 primarily consisted of rental payments received from tenants and applied against the lease receivable on our balance sheet of $37.2 million, partially offset by $15.6 million of payments related to the October 1, 2018 acquisition of the Tropicana real estate assets.

Financing activities used cash of $581.9 million and provided cash of $593.6 million during the nine months ended September 30, 2019 and 2018, respectively. Net cash used in financing activities during the nine months ended September 30, 2019 was driven by repayments of long-term debt of $1,417.9 million, dividend payments of $438.6 million, $18.9 million of premium and related costs paid on the tender of senior unsecured notes, taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $9.1 million and financing and ATM Program offering costs of $10.2 million, partially offset by $1,312.9 million of proceeds from the issuance of long-term debt. During the nine months ended September 30, 2019, the Company issued $1,100.0 million par value in new senior unsecured notes, completed a cash tender for a portion of our 2020 Notes, repaid borrowings under our Term Loan A-1 and revolving credit facilities and launched a $600 million ATM Program. Net cash provided by financing activities during the nine months ended September 30, 2018 was driven by proceeds from the issuance of long-term debt of $2,107.4 million and proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings, of $3.7 million, partially offset by dividend payments of $404.6 million, repayments of long-term debt of $1,080.1 million, financing costs of $30.9 million and $1.9 million of premium and related costs paid on the tender of senior unsecured notes. During the nine months ended September 30, 2018, the Company issued $2,100.0 million par value in new senior unsecured notes, completed a tender and redemption of the 2018 Notes, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility.

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

During the nine months ended September 30, 2019 and 2018, the TRS Properties spent approximately $2.3 million and $3.0 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's Credit Facility consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021. At September 30, 2019, the interest rate on the term loan facility and revolver is LIBOR plus 1.50%.

At September 30, 2019, the Credit Facility had a gross outstanding balance of $509 million, consisting of the $449 million Term Loan A-1 facility and $60 million of borrowings under the revolving credit facility. Additionally, at September 30, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,114.6 million of available borrowing capacity under the revolving credit facility as of September 30, 2019.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

On August 29, 2019, the Company issued $400 million of 3.35% Senior Unsecured Notes maturing on September 1, 2024 at an issue price equal to 99.899% of the principal amount (the "2024 Notes") and $700 million of 4.00% Senior Unsecured Notes maturing on January 15, 2030 at an issue price equal to 99.751% of the principal amount (the "2030 Notes"). Interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2020. Interest on the 2030 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2020. The net proceeds from the sale of the 2024 Notes and 2030 Notes were used to i) finance the Company's cash tender offer to purchase its 4.875% Senior Unsecured Notes due 2020 (described below) (ii) repay outstanding borrowings under the Company's revolving credit facility and (iii) repay a portion of the outstanding borrowings under the Company's Term Loan A-1 facility.

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes were tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reaquisition price of the tendered 2020 Notes and their net carrying value.

 Including the recently issued 2024 Notes and 2030 Notes, at September 30, 2019, the Company had $5,290.2 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2019, the Company was in compliance with all required financial covenants under the Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its condensed consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

Distribution Requirements

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,800.2 million at September 30, 2019. Furthermore, $5,290.2 million of our obligations at September 30, 2019, are the Senior Notes that have fixed interest rates with maturity dates ranging from one year to ten and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2019 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2019.

	10/01/19- 12/31/19	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	Thereafter	Total	Fair Value at 9/30/2019
	(in thousands)
Long-term debt:
Fixed rate	$—	$215,174	$400,000	$—	$500,000	$4,175,000	$5,290,174	$5,681,846
Average interest rate		4.88%	4.38%		5.38%	4.96%

Variable rate	$—	$—	$449,000	$—	$60,000	$—	$509,000	$503,949
Average interest rate (1)			3.45%		3.38%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

4.1
Eighth Supplemental Indenture, dated August 29, 2019, among GLP Capital, L.P. and GLP Financing II, Inc., as issuers, Gaming and Leisure Properties, Inc., as parent guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the issuers’ 3.350% Senior Notes due 2024. (Incorporated by reference to Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.2
Ninth Supplemental Indenture, dated August 29, 2019, among GLP Capital, L.P. and GLP Financing II, Inc., as issuers, Gaming and Leisure Properties, Inc., as parent guarantor, and Wells Fargo Bank, National Association, as trustee, relating to the issuers’ 4.000% Senior Notes due 2030. (Incorporated by reference to Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.3	Form of 2024 Note. (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.4	Form of 2030 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

November 1, 2019	By:	/s/ Steven T. Snyder
Steven T. Snyder
Chief Financial Officer
(Principal Financial Officer)