Form 10-K
period 2019-12-31
Gaming & Leisure Properties, Inc.
filed 2020-02-21
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36124
Gaming and Leisure Properties, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	46-2116489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
845 Berkshire Blvd., Suite 200
Wyomissing, PA 19610
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: 610 401-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GLPI	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.9 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 28, 2019.

The number of shares of the registrant's common stock outstanding as of February 18, 2020 was 215,101,747.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2020 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the satisfaction of the loan made to Eldorado Resorts, Inc. ("Eldorado") by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;

•	the access to debt and equity capital markets, including for acquisitions or refinancing due to maturities;

•	adverse changes in our credit rating;

•	fluctuating interest rates and the potential phasing out of LIBOR after 2021;

•	the impact of global or regional economic conditions;

•	the availability of qualified personnel and our ability to retain our key management personnel;

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
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs. GLPI owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc.
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
As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries pursuant to a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd Gaming Corporation ("Boyd") (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan").
In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P. ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville,

Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the "Eldorado Master Lease"). Additionally, on October 1, 2018 the Company entered into a loan agreement with Eldorado in connection with Eldorado’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Eldorado $246.0 million (together with the Tropicana Acquisition the "Tropicana Transactions").
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2019, GLPI’s portfolio consisted of interests in 44 gaming and related facilities, including the TRS Properties, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Eldorado, the real property associated with 4 gaming and related facilities operated by Boyd (including one financed property) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 22.1 million square feet. As of December 31, 2019, the Company's properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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
Tenants
As of December 31, 2019, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Penn, Eldorado and Boyd are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. Additionally, the real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Penn under a single property triple-net operating lease (the "Meadows Lease"). GLPI also leases the Casino Queen property back to its operator on a triple-net basis on terms similar to those in the master leases (the "Casino Queen Lease").

The obligations under the Penn and Amended Pinnacle Master Leases, as well as the Meadows Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Eldorado Master Lease are jointly and severally guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities leased under the Eldorado Master Lease. The obligations under the Boyd Master Leases are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.

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

Similar to the Penn Master Lease, each of the Amended Pinnacle Master Lease, Eldorado Master Lease and Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years.

 The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

The rent structure under the Casino Queen Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to an amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five-year period.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties, (other than taxes on the income of the lessor), and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Our tenants do not have the ability to terminate their obligations under our long-term tenant leases prior to the expiration of the initial term without the Company's consent. If our long-term tenant leases are terminated prior to their initial expiration other than with our consent, our tenants may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property. All of our tenant leases contain a limited number of renewal options which may be exercised at our tenants' option. The Penn Master Lease, the Eldorado Master Lease and the Casino Queen Lease each have an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by Penn, Eldorado or Casino Queen, respectively) on the same terms and conditions, while the Amended Pinnacle Master Lease and the Boyd Master Lease each have an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease), with no purchase option, followed by five 5-year renewal options (exercisable by Penn or Boyd, respectively) on the same terms and conditions. The Meadows Lease has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by Penn) on the same terms and conditions.

The following table summarizes certain features of our properties as of December 31, 2019:

	Location	Tenant/Operator	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties (3)
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Penn	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Penn	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	Penn	322,446	275.6	—	100
Argosy Casino Alton	Alton, IL	Penn	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Penn	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	Penn	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn	451,758	573.7	—	—
M Resort	Henderson, NV	Penn	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Penn	257,085	6.4	37.9	152
Zia Park Casino (4)	Hobbs, NM	Penn	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Penn	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Penn	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Penn	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn	645,270	220.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn	177,448	193.4	—	—
1st Jackpot Casino	Tunica, MS	Penn	78,941	52.9	93.8	—
Ameristar Black Hawk	Black Hawk, CO	Penn	775,744	104.1	—	536
Ameristar East Chicago	East Chicago, IN	Penn	509,867	—	21.6	288
Ameristar Council Bluffs (4)	Council Bluffs, IA	Penn	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Penn	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Penn	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Penn	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Penn	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Penn	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	Penn	431,226	—	83.4	200
Jackpot Properties (5)	Jackpot, NV	Penn	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	Penn	196,473	87.9	—	—
The Meadows Racetrack and Casino (4)	Washington, PA	Penn	417,921	155.5	—	—
Casino Queen	East St. Louis, IL	Casino Queen	330,502	67.2	—	157
Belterra Casino Resort	Florence, IN	Boyd	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd	1,272,938	241.2	—	397
Tropicana Atlantic City	Atlantic City, NJ	Eldorado	4,232,018	18.3	—	2,364
Tropicana Evansville	Evansville, IN	Eldorado	754,833	18.4	10.2	338
Tropicana Laughlin	Laughlin, NV	Eldorado	936,453	93.6	—	1,487
Trop Casino Greenville	Greenville, MS	Eldorado	94,017	—	7.4	40
Belle of Baton Rouge	Baton Rouge, LA	Eldorado	386,398	13.1	0.8	288
			21,527,097	4,547.5	798.2	11,837

Financed Property
Belterra Park Gaming & Entertainment Center (6)	Cincinnati, OH	Boyd	372,650	160.0	—	—

Other Properties
Other owned buildings and land (7)	various	N/A	23,400	3.9	—	—

TRS Properties
Hollywood Casino Baton Rouge	Baton Rouge, LA	GLPI	95,318	25.1	—	—
Hollywood Casino Perryville	Perryville, MD	GLPI	97,961	36.3	—	—
			193,279	61.4	—	—
Total			22,116,426	4,772.8	798.2	11,837

(1)	Square footage includes air-conditioned space and excludes parking garages and barns.

(2)
Leased acreage reflects land subject to leases with third-parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

(3)
We currently lease 86.6 acres in Tunica, Mississippi, where the Resorts Casino Tunica is located, which has been excluded from this table. This property is leased to Penn as part of the Penn Master Lease, however, the casino and hotel were closed by Penn in June 2019. As a result of the property closure, the Company entered into an agreement to terminate the long-term ground lease for this property, which will be effective in February 2020, at which time such ground lease will be removed from the Penn Master Lease.

(4)	These properties include hotels not owned by the Company. Square footage and rooms associated with properties not owned by GLPI are excluded from the table above.

(5)	Encompasses two gaming properties in Jackpot, Nevada: Cactus Pete's and The Horseshu.

(6)
The Company financed the purchase of this property through a real estate loan to the owner-operator. Square footage and acreage associated with this property that we do not own are included in this table for informational purposes only.

(7)	This includes our corporate headquarters building and undeveloped land the Company owns at locations other than its tenant occupied properties.
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
Hollywood Casino Aurora
We own a dockside barge structure and land-based pavilion in Aurora, Illinois. We own the land, which is approximately 0.4 acres, on which the pavilion is located. The property also includes two parking garages under finance lease agreements and rights to a pedestrian walkway bridge under an operating lease, together comprising 1.7 acres. This property is leased to Penn as part of the Penn Master Lease.
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

Hollywood Casino Toledo
We own a 42.3-acre site in Toledo, Ohio, where Hollywood Casino Toledo is located. The property includes a casino as well as structured and surface parking. This property is leased to Penn as part of the Penn Master Lease.
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
Zia Park Casino
We own 317.4 acres in Hobbs, New Mexico, where the Zia Park Casino is located. The property also includes a one-mile thoroughbred and quarter-horse racetrack. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Casino Gulf Coast
We own 578.7 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a casino, an 18-hole golf course, a 291-room hotel, a recreational vehicle park and other facilities. This property is leased to Penn as part of the Penn Master Lease.
Argosy Casino Riverside
We own 37.9 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room hotel, an entertainment/banquet facility and a parking garage. This property is leased to Penn as part of the Penn Master Lease.
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

Hollywood Casino St. Louis
We own 220.8 acres along the Missouri River in Maryland Heights, Missouri. The property includes a casino, a 502-room hotel and structure and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Gaming at Dayton Raceway
We own 119.7 acres in Dayton, Ohio, where Penn operates the Hollywood Gaming at Dayton Raceway. The property includes a gaming facility, a 5/8-mile all-weather standardbred racetrack and surface parking. This property is leased to Penn as part of the Penn Master Lease.
Hollywood Gaming at Mahoning Valley Race Course
We own 193.4 acres in Youngstown, Ohio, where Penn operates the Hollywood Gaming at Mahoning Valley Race Course. The property includes a gaming facility, a one-mile thoroughbred racetrack and surface parking. This property is leased to Penn as part of the Penn Master Lease.
1st Jackpot Casino
We own 52.9 acres of wetlands and lease an additional 93.8 acres in Tunica, Mississippi located approximately 30 miles from downtown Memphis, Tennessee. The property is located along the Mississippi River and includes a dockside casino, surface parking and other land-based facilities. This property is leased to Penn as part of the Penn Master Lease.
Ameristar Black Hawk
We own 104.1 acres in Black Hawk, Colorado which includes a casino and a 536-room hotel. The casino property sits on approximately 6 acres and the remaining 98 acres, which are located across the street from the casino, are used mainly for overflow parking, administrative offices and a warehouse. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar East Chicago

We lease 21.6 acres in East Chicago, Indiana located approximately 25 miles from downtown Chicago, Illinois. The property includes a dockside riverboat casino and a 288-room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar Council Bluffs

We own 36.2 acres and lease an additional 22.6 acres in Council Bluffs, Iowa. The property is located across the Missouri River from Omaha, Nebraska. The property includes a dockside casino and a 160-room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

L’ Auberge Baton Rouge

We own 99.1 acres in Baton Rouge, Louisiana. The property includes a dockside casino and a 205-room hotel and is located approximately 10 miles south of downtown Baton Rouge. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Boomtown Bossier City

We own 21.8 acres on the banks of the Red River in Bossier City, Louisiana. The property features a 187-room hotel adjoining a dockside riverboat casino. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

L’Auberge Lake Charles

We lease 234.5 acres in Lake Charles, Louisiana. The property includes a dockside casino and a 995-room hotel and is one of the closest full-scale casino-hotel facilities to Houston, Texas. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Boomtown New Orleans

We own 53.6 acres in Harvey, Louisiana. The property includes a dockside riverboat casino and a 150-room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Ameristar Vicksburg

We own 74.1 acres in Vicksburg, Mississippi. The property includes a dockside riverboat casino and a 148-room hotel. Also located on the property is a recreational vehicle park and buildings which are used for warehousing and support services. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

River City Casino and Hotel

We lease 83.4 acres in St. Louis County Missouri approximately 12 miles south of downtown St. Louis. The property includes a dockside casino and a 200-room hotel. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

Jackpot Properties

We own 79.5 acres in Jackpot, Nevada, encompassing Cactus Petes and The Horseshu. In addition to these two casinos, the property includes a 416-room hotel and a recreational vehicle park. These two properties sit directly across from each other with Highway 93 separating them. These properties are leased to Penn as part of the Amended Pinnacle Master Lease.

Plainridge Park Casino

We own 87.9 acres in Plainridge, Massachusetts. The property includes a gaming facility, live harness racing on a 5/8-mile track, 1,600 structured and surface parking spaces, a grandstand and a clubhouse. This property is leased to Penn as part of the Amended Pinnacle Master Lease.

The Meadows Racetrack and Casino

We own 155.5 acres in Washington, Pennsylvania. The property includes a casino, an off-track wagering facility, a 24- lane bowling alley and a state-of-the-art 5/8-mile harness track with a 500-seat grandstand. This property is leased to Penn under the Meadows Lease.
Casino Queen
We own 67.2 acres in East St. Louis, Illinois. The property includes a casino, a 157-room hotel, a recreational vehicle park and surface parking areas. This property is leased to Casino Queen under the Casino Queen Lease.
Belterra Casino Resort

We own 167.1 acres and lease an additional 148.5 acres in Florence, Indiana. The property is located along the Ohio River and includes a dockside riverboat casino, an 18-hole golf course and a 608-room casino hotel, in addition to the 54-room Ogle Haus Inn. This property is leased to Boyd as part of the Boyd Master Lease.

Ameristar Kansas City

We own 224.5 acres in Kansas City, Missouri, along the north bank of the Missouri River and lease an additional 31.4 adjacent acres. The property includes a dockside casino and a 184-room hotel. This property is leased to Boyd as part of the Boyd Master Lease.

Ameristar St. Charles

We own 241.2 acres in St. Charles, Missouri, along the west bank of the Missouri River. The property includes a dockside casino and a 397-room hotel. This property is leased to Boyd as part of the Boyd Master Lease.

Tropicana Atlantic City

We own 18.3 acres in Atlantic City, New Jersey. The property includes a casino, 2,364 hotel rooms across five hotel towers and structured parking. This property is leased to Eldorado as part of the Eldorado Master Lease.

Tropicana Evansville

We own 18.4 acres and lease another 10.2 acres along the banks of the Ohio river in Evansville, Indiana. The property includes a casino and two hotels with a combined 338 rooms along with a 1,660-vehicle attached parking garage. This property is leased to Eldorado as part of the Eldorado Master Lease.

Tropicana Laughlin

We own 93.6 acres in Laughlin, Nevada. The property includes a casino and a 1,487-room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Trop Casino Greenville

We lease 7.4 acres in historic downtown Greenville, Mississippi. The property includes a riverboat and casino and a 40-room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Belle of Baton Rouge

We own 13.1 acres and lease another 0.8 acres in the downtown historic district of Baton Rouge, Louisiana. The property includes a dockside casino, structured parking and a 288-room hotel. This property is leased to Eldorado as part of the Eldorado Master Lease.

Financed Property

Belterra Park Gaming and Entertainment Center

We hold the mortgage on this property which encompasses 160.0 acres on the banks of the Ohio River approximately 10 minutes from downtown Cincinnati, Ohio. The property includes a gaming facility and live thoroughbred racing on two tracks, a 7/8-mile turf track and a one-mile dirt track.

TRS Properties
Hollywood Casino Baton Rouge
Hollywood Casino Baton Rouge is a dockside riverboat casino operating in Baton Rouge, Louisiana. The riverboat features approximately 29,000 square feet of gaming space with 859 gaming machines and 12 table games and also features a deli. The facility also includes a two-story, 66,318 square foot dockside building featuring a variety of amenities, including a grill, a 268-seat buffet, a premium players' lounge, an event venue, a lobby bar, a public atrium, two meeting rooms and 1,407 surface parking spaces.
Hollywood Casino Perryville
Hollywood Casino Perryville is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C. Hollywood Casino Perryville is a Hollywood-themed facility which offers 34,329 square feet of gaming space with 822 slot machines, 13 table games, 8 poker tables and a simulcast race book. The facility also offers several third-party operated food and beverage options, including a bar and grill, a casino bar, a gift shop and 1,600 surface parking spaces with valet and self-parking.
Competition
We compete for additional real property investments with other REITs, including two other gaming focused REITs, MGM Growth Properties LLC and VICI Properties Inc., investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have, making it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.

In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons may increase competition for our gaming tenants and operators and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' and operators' ability to compete with facilities in nearby jurisdictions.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 17—Segment Information" for further information with respect to the Company's segments.
Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	73	Chairman of the Board and Chief Executive Officer
Steven T. Snyder	59	Senior Vice President and Chief Financial Officer
Brandon J. Moore	45	Senior Vice President, General Counsel and Secretary
Desiree A. Burke	54	Senior Vice President and Chief Accounting Officer
Matthew Demchyk	38	Senior Vice President of Investments
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
Steven T. Snyder.    Mr. Snyder is our Senior Vice President and Chief Financial Officer. Mr. Snyder joined the Company in connection with the Spin-Off on November 1, 2013. Prior to the Spin-Off, he served as Penn's Senior Vice President of Corporate Development from 2003 and was responsible for identifying and conducting internal and industry analysis of potential acquisitions, partnerships and other opportunities. He joined Penn as Vice President of Corporate Development in May 1998 and held that position until his appointment to Senior Vice President in 2003. Prior to joining Penn, Mr. Snyder was a partner with Hamilton Partners, Ltd. and previously served as Managing Director of Municipal and Corporate Investment Banking for Meridian Capital Markets. Mr. Snyder began his career in finance at Butcher & Singer, where he served as First Vice President of Public Finance.
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
Matthew Demchyk. Mr. Demchyk joined the Company in February 2019 as our Senior Vice President of Investments. Previously, he served as Portfolio Manager of Real Estate Securities at Millennium Partners for nine years. Prior to joining Millennium Partners, he managed a portfolio of REIT equity securities at Carlson Capital and served as Assistant Portfolio Manager at CenterSquare Investment Management, a leading REIT dedicated asset manager. Mr. Demchyk is a CFA charter holder.
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

•
Rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively, owns 10% or more of such tenant (a "Related Party Tenant"). However, rental payments from a taxable REIT subsidiary will qualify as rents from real property even if we own more than 10% of the total value or combined voting power of the taxable REIT subsidiary if (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space or (ii) the property leased is a "qualified lodging facility," as defined in Section 856(d)(9)(D) of the Code, or a "qualified health care property," as defined in Section 856(e)(6)(D)(i) of the Code, and certain other conditions are satisfied.

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
Third, we may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities described below. Solely for purposes of the 10% asset test, the determination of our interest in the assets of a partnership or limited liability company in which we own an interest will be based on our proportionate interest in any securities issued by the partnership or limited liability company, excluding for this purpose, certain securities described in the Code. The safe harbor under which certain types of securities are disregarded for purposes of the 10% value limitation includes (1) straight debt securities (including straight debt securities that provide for certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a "related person"; (4) any obligation to pay rents from real property; (5) certain securities issued by a State or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of a security. In addition, for purposes of applying the 10% value limitation, (a) a REIT’s interest as a partner in a partnership is not considered a security; (b) any debt instrument issued by a partnership is not treated as a security if at least 75% of the partnership’s gross income is from sources that would qualify for the 75% REIT gross income test; and (c) any debt instrument issued by a partnership is not treated as a security to the extent of the REIT’s interest as a partner in the partnership.
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
However, certain relief provisions are available to allow REITs to satisfy the asset requirements or to maintain REIT qualification notwithstanding certain violations of the asset and other requirements. For example, if we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (i) satisfied the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the relative market values of our assets. If the condition described in (ii) was not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of the relief provisions described above.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2019. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2020 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
Failure to Qualify
If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification as a REIT if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are also available for failures of the income tests and asset tests, as described above in "Income Tests" and "Asset Tests."
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
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRSs' taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer. However, the limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet elected out of the new interest expense limitation.

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
Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Similarly, pursuant to a Separation and Distribution Agreement originally between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to environmental liabilities arising from the business and operations of Pinnacle's real property holdings prior to the Company's acquisition of the majority of Pinnacle's real property assets (except to the extent first discovered after the end of the term of the Amended Pinnacle Master Lease) was retained by Pinnacle and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Effective October 15, 2018, Penn assumed all obligations of Pinnacle pursuant to a merger of Pinnacle with and into a subsidiary of Penn. There can be no assurance that Penn will be able to fully satisfy these indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses.
Employees
As of December 31, 2019, we had 648 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. The Company believes its relations with its employees are good.
Some of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 145 of our employees at Hollywood Casino Perryville under an agreement that expires in January 2032. Additionally, United Industrial Service Transportation Professional and Government Workers of North America and Local No. 27 United Food and Commercial Workers represent certain employees under collective bargaining agreements that expire in 2020 and 2032, respectively, neither of which represents more than 50 of our employees at Hollywood Casino Perryville.

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

ITEM 1A.    RISK FACTORS
Risk Factors Relating to Our Business
The majority of our revenues are dependent on Penn and its subsidiaries until we further diversify our portfolio. Any event that has a material adverse effect on Penn’s business, financial position or results of operations may have a material adverse effect on our business, financial position or results of operations.

The majority of our revenue is based on the revenue derived under our master leases with subsidiaries of Penn. Because these master leases are triple-net leases, we depend on Penn to operate the properties that we own in a manner that generates revenues sufficient to allow Penn to meet its obligations to us, including payment of rent and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Penn will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under the master leases. The ability of Penn to fulfill its obligations depends, in part, upon the overall profitability of its gaming operations and, other than limited contractual protections afforded to us as a landlord, we have no control over Penn or its operations. The inability or unwillingness of Penn to meet its subsidiaries’ rent obligations and other obligations under the master leases may materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders.

Due to our dependence on rental payments from Penn as a significant source of revenue, we may be limited in our ability to enforce our rights under the master leases. Failure by Penn to comply with the terms of its master leases or to comply with the gaming regulations to which the leased properties are subject could require us to find another lessee for such leased property. In such event, we may be unable to locate a suitable lessee at similar rental rates or at all, which would have the effect of reducing our rental revenues. Likewise, our financial position may be materially weakened if Penn failed to renew or extend any master lease as such lease expires and we are unable to lease or re-lease our properties on economically favorable terms.

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
We operate in a highly competitive industry and face competition from other REITs (including other gaming-focused REITs), investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies (including gaming companies considering REIT structures) and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition may make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient number of investment properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed and completing proposed acquisitions may be adversely impacted. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
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
As the owner and landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business may have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under our leases is based, over time, on the revenue of the gaming facilities operated by our tenants. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services, online sports wagering or games of skill, which allow their customers a wagering alternative to the casino-style, such as remote home gaming or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting our TRS Properties and the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize several forms of internet gaming and other alternative wagering products in a number of states. Further, several states have already approved intrastate internet gaming. Expansion of internet gaming in other jurisdictions could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our TRS Properties and of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. A component of the rent under our leases is based, over time, on the revenues of the gaming facilities operated by Penn, Eldorado, Boyd and Casino Queen on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of securities of a company licensed in such jurisdiction, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses or gaming facilities in which a person may hold an ownership or a controlling interest. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
Additionally, substantially all material loans, significant acquisitions, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to and in some cases approved by gaming authorities in advance of the transaction. Neither we nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of certain gaming authorities. Entities seeking to acquire control of GLPI or one of its subsidiaries must satisfy gaming authorities with respect to a variety of stringent licensing standards prior to assuming control.
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

In addition, we made a short-term loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Tropicana’s Lumière Place property, and we made a mortgage loan to Boyd in the amount of $57.7 million in connection with Boyd’s acquisition of the Belterra Park property. In our capacity as a lender, we have fewer protections available to us with respect to these properties than we would have as a landlord, and there are regulatory restrictions that may prevent our ability to take possession of these properties upon a default by the borrower. In addition, on the one-year anniversary of the Eldorado loan, the mortgage and the related deed of trust on the Lumière Place property terminated and the loan will continue unsecured until its final maturity on the second anniversary of the loan.  If Eldorado or Boyd are unable or unwilling to satisfy their respective obligations to us under these loans in a timely manner or at all, our business and/or our financial position could be materially and adversely affected.

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
The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limit the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer, but do not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally.
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

Risk Factors Relating to our Status as a REIT
If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which may reduce the amount of cash available for distribution to our shareholders.
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
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Penn, Eldorado, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if the Penn Master Lease, Amended Pinnacle Master Lease, Eldorado Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Penn Master Lease, Amended Pinnacle Master Lease, Eldorado Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents received or accrued by us from Penn, Eldorado, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock, Eldorado stock or Boyd stock entitled to vote or 10% or more of the total value of all classes of Penn stock, Eldorado stock or Boyd stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Penn, Eldorado, Boyd, or their subsidiaries, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Penn, Eldorado, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of REIT qualification requirements.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced) and (ii) shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to "qualified dividend income" or treated as capital gain dividends), subject to certain limitations.
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
As of December 31, 2019, we had approximately $5.7 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:

•
$495.0 million of total indebtedness outstanding under our senior unsecured credit facility (the "Credit Facility") (consisting of the $449.0 million Term Loan A-1 facility and $46.0 million of borrowings under our revolving credit facility) and approximately $1,128.6 million available for borrowing under our revolver (including $0.4 million of contingent obligations under letters of credit);

•	$5,290.2 million of outstanding senior unsecured notes; and

•	approximately $1.0 million of finance lease liabilities related to certain assets.
We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. If we incur additional indebtedness or such other obligations, the risks associated with our leverage, including our possible inability to service our debt, may increase.
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
We have a material amount of indebtedness which could have significant effects on our business including the following:

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

•
it could make it more difficult for us to satisfy our obligations with respect to our indebtedness. Any failure to comply with the obligations of any of our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Facility and other outstanding debt obligations; and

•	it could impact our ability to pay dividends to our shareholders.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms may have an adverse effect, which could be material to our business, financial position or results of operations.
Our shareholders may be subject to significant dilution caused by the additional issuance of equity securities.
If and when additional funds are raised through the issuance of equity securities, including under our "at the market" offering program relating to our common stock (the "ATM Program") or in connection with future acquisitions, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and impair our future ability to raise capital through an offering of our equity securities.
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
As described above, in order to qualify and maintain our qualification as a REIT each year, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal, and we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important component of our strategy, may be limited if we cannot obtain additional debt financing or raise equity capital. Market conditions may make it difficult to obtain debt financing or raise equity capital, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain such capital on favorable terms.
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
Further, the dividend yield on our common stock, as a percentage of the price of such common stock, may influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which may adversely affect the market price of our common stock.
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our revolving credit facility and our Term Loan A-1. Both of these debt instruments are indexed to LIBOR which is expected to be phased out during late 2021. The discontinuance of LIBOR would affect our interest expense and earnings. As the Term Loan A-1 matures in mid-2021, only the borrowings under our revolver will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt. However, the transition away from LIBOR rates will likely require us to renegotiate our revolving credit facility, which does not provide for reference rate replacement. We intend to continue to monitor the developments with respect to the phase out of LIBOR after 2021 and work with our lenders to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuance of LIBOR.
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
Penn has contractual obligations to indemnify us for certain liabilities, including liabilities as successor in interest to Pinnacle. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Penn's ability to satisfy its and Pinnacle's indemnification obligations will not be impaired in the future.
Penn has contractual obligations to indemnify us for certain liabilities, including liabilities as successor in interest to Pinnacle. However, third parties could seek to hold us responsible for any of the liabilities that Penn and Pinnacle agreed to retain, and there can be no assurance that Penn will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Penn and such recovery could have a material adverse impact on Penn's financial condition and ability to pay rent due under the Penn Master Lease and/or the Amended Pinnacle Master Lease.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2019, the Company had 41 rental properties, consisting of the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with five gaming and related facilities operated by Eldorado, the real property associated with three gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
GLPI Financed Property
As of December 31, 2019, the Company had a financial interest in one casino property through a real estate loan to the respective casino owner-operator. For additional information pertaining to this property see Item 1.
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
Hollywood Casino Perryville
We own 36.3 acres of land in Perryville, Maryland where Hollywood Casino Perryville is located. The property is located directly off Interstate 95 in Cecil County, Maryland just 35 miles northeast of Baltimore and 70 miles from Washington, D.C.

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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 18, 2020, there were approximately 714 holders of record of our common stock.
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
Cash available for distribution to GLPI shareholders is derived from income from real estate and the income of the TRS Properties. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 16 to the consolidated financial statements for further details on dividends.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for the five-year period ended December 31, 2019 is derived from our consolidated financial statements. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015
	(in thousands, except per share data)
Income statement data:
Total revenues	$1,153,473	$1,055,727	$971,307	$828,255	$575,053
Total operating expenses	436,050	461,917	365,789	347,632	317,638
Income from operations	717,423	593,810	605,518	480,623	257,415
Total other expenses	321,778	249,330	215,133	183,773	121,851
Income before income taxes	395,645	344,480	390,385	296,850	135,564
Income tax expense	4,764	4,964	9,787	7,545	7,442
Net income	$390,881	$339,516	$380,598	$289,305	$128,122
Per share data:
Basic earnings per common share	$1.82	$1.59	$1.80	$1.62	$1.12
Diluted earnings per common share	$1.81	$1.58	$1.79	$1.60	$1.08
Weighted shares outstanding - Basic	214,667	213,720	210,705	178,594	114,432
Weighted shares outstanding - Diluted	215,786	214,779	212,752	180,622	118,439
Cash dividends per common share declared and paid	$2.74	$2.57	$2.50	$2.32	$2.18
Other data:
Net cash provided by operating activities	$750,302	$654,433	$598,711	$514,370	$319,688
Net cash (used in) provided by investing activities	(2,817)	(1,509,784)	698	(3,218,616)	(14,142)
Net cash (used in) provided by financing activities	(746,445)	852,080	(606,911)	2,698,927	(299,644)
Depreciation and amortization	258,971	148,365	123,835	115,717	109,783
Straight-line rent adjustments	34,574	61,888	65,971	58,673	55,825
Impairment charges (2)	13,000	59,454	—	—	—
Collections of principal payments on investment in direct financing lease (3)	—	38,459	73,072	48,533	—
Interest expense	301,520	247,684	217,068	185,896	124,183
Balance sheet data:
Cash and cash equivalents	$26,823	$25,783	$29,054	$36,556	$41,875
Real estate investments, net (3)	7,100,555	7,331,460	3,662,045	3,739,091	2,090,059
Investment in direct financing lease, net (3)	—	—	2,637,639	2,710,711	—
Total assets	8,434,298	8,577,293	7,246,882	7,369,330	2,448,155
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,737,962	5,853,497	4,442,880	4,664,965	2,510,341
Shareholders' equity (deficit)	2,074,245	2,265,607	2,458,247	2,433,869	(253,514)
Property Data:
Number of rental properties owned at year end	41	42	36	34	19
Rentable square feet at year end	21,527	21,847	15,198	14,799	6,970

(1)
In October 2018, the Company purchased the real property assets of five Tropicana properties for approximately $992.5 million. These assets were subsequently leased to Eldorado under a triple-net master lease. Also in October 2018, the Company purchased Plainridge Park from Penn for $250.9 million in conjunction with the Penn-Pinnacle Merger. This property was leased back to Penn under the Amended Pinnacle Master Lease. The purchase of these assets contributed to the Company's growth in asset base as well as improved financial performance during fiscal years 2019 and 2018.

In April 2016, the Company purchased substantially all of the real property assets of Pinnacle for approximately $4.8 billion. The purchase of these assets, which were subsequently leased back to Pinnacle under a triple-net lease and financed through a combination of debt and equity, contributed to the Company's significant growth in asset base as well as improved financial performance during fiscal years 2017 and 2016. To a lesser extent, the purchase of the real property assets of the Meadows for $323.3 million in September 2016 also contributed to the Company's improved operating results during fiscal years 2017 and 2016. Finally, the purchase of the real property assets of the 1st Jackpot Casino and Resorts Casino Tunica for $82.9 million in May 2017 contributed slightly to the Company's increase in net revenues for fiscal year 2017. See Note 18 to the consolidated financial statements for additional information on the Company's acquisitions.

(2)
During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million to write-off its unsecured loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), as repayment of the loan was no longer expected. During the fourth quarter of 2018, the Company recorded an impairment charge of $59.5 million, related to the goodwill recorded on the books of its subsidiary, Hollywood Casino Baton Rouge. For further information on the impairment charges see Notes 6 and 8 to the consolidated financial statements.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease and owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.
In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years, with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions. On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby the Company loaned Boyd $57.7 million.
In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Additionally, on October 1, 2018 the Company entered into a loan agreement with Eldorado in connection with Eldorado’s acquisition of Lumière Place, whereby the Company loaned Eldorado $246.0 million.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2019, GLPI's portfolio consisted of interests in 44 gaming and related facilities, including the TRS Properties, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Eldorado, the real property associated with 4 gaming and related facilities operated by Boyd (including one financed property) and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 22.1 million square feet. As of December 31, 2019, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
As of December 31, 2019, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis and the Meadows property which is leased to Penn under a single property triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2019, our portfolio consisted of 44 gaming and related facilities, including 41 rental properties, the TRS Properties and one property we had a financial interest in, pursuant to a real estate loan we made to the respective casino owner-operator. Our portfolio, including our corporate headquarters building, comprises approximately 22.1 million square feet and over 5,600 acres of land and is broadly diversified by location across 16 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
Three of the company's tenants, Penn, Eldorado and Boyd, are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. Additionally, all of the aforementioned tenants are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn's, Eldorado's and Boyd's respective websites for further financial information on these companies.
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
Experienced and Committed Management Team
Our management team has extensive gaming and real estate experience. Peter M. Carlino, our chief executive officer, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects. Steven T. Snyder, our chief financial officer and previously our senior vice president of corporate development, is a finance professional with more than 20 years of experience in the gaming industry, including identifying and analyzing potential acquisitions. Through years of public company experience, our management team also has extensive experience accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,153.5 million and $717.4 million, respectively, for the year ended December 31, 2019, compared to $1,055.7 million and $593.8 million, respectively, for the year ended

December 31, 2018.  The major factors affecting our results for the year ended December 31, 2019, as compared to the year ended December 31, 2018, were as follows:

•
Total income from real estate was $1,025.1 million and $923.2 million for the years ended December 31, 2019 and 2018, respectively. Total income from real estate increased by $101.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger and our entry into the Belterra Park Loan, as well as the impact of the rent escalators under our master leases, the partial recognition of income previously deferred under the Penn Master Lease and the Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income.

These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

•
Net revenues for our TRS Properties decreased by $4.2 million for the year ended December 31, 2019, as compared to the prior year, due to decreased revenues at both TRS properties. The largest driver of the decrease resulted from general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018.

•
Total operating expenses decreased by $25.9 million for the year ended December 31, 2019, as compared to the prior year, primarily driven by a decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842 and by the absence of retirement costs and goodwill impairment charges in the current year. These decreases were partially offset by a loan impairment charge of $13.0 million related to the write-off of the Company's Casino Queen Loan and an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, the reclassification of the Pinnacle building assets to real estate investments on our balance sheet and the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019. Land rights and ground lease expense also increased resulting from the acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition and the acceleration of land rights amortization expense related to the closure of the Resorts Casino Tunica property. The closure of the Resorts Casino Tunica property by our tenant will not impact the rent collected from Penn under the Penn Master Lease, as our lease with Penn is unitary and cross-collateralized and does not allow for rent reductions for individual property closure.

•
Other expenses, net increased by $72.4 million for the year ended December 31, 2019, as compared to the prior year, primarily due to interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October 2018 closings of the Tropicana Transactions and the acquisition of Plainridge Park Casino, as well as the funding of the Belterra Park Loan in connection with the

Penn-Pinnacle Merger. Also driving the increase was a $21.0 million loss on the early extinguishment of debt related to the Company's cash tender of a portion of its 2020 Notes and the issuance of $1.1 billion in new unsecured notes during the third quarter of 2019, in connection with our efforts to reduce our borrowing costs and lengthen our average debt maturity.

•	Net income increased by $51.4 million for the year ended December 31, 2019, as compared to the prior year, primarily due to the variances explained above.

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

•
On October 1, 2018, the Company purchased the real property assets of five properties from Tropicana for $964.0 million, exclusive of taxes and transaction fees. Concurrent with the acquisition of these properties, Eldorado purchased the operating assets of these Tropicana properties and Lumière Place and entered into a new triple-net master lease with the Company for the lease of the five Tropicana properties purchased by us for a 15-year initial term, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado). The Company also made a loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place.

TRS Properties

•
During the second quarter of 2018, a smoking ban went into effect at all Baton Rouge, Louisiana casinos, which in combination with the general market deterioration in the Baton Rouge region has contributed to the poor performance of our Hollywood Casino Baton Rouge property, resulting in an impairment charge of $59.5 million during the fourth quarter of 2018.

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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with Penn, Eldorado and Boyd under which we lease 31, five and three properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and a separate single property lease by which we lease the Meadows' real estate assets to Penn. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

Under the operating lease model, as the lessor, the assets we own and lease to our tenants remain on our balance sheet as real estate investments and we record rental revenues on a straight-line basis over the lease term. This includes the recognition of percentage rents that are fixed and determinable at the lease inception date on a straight-line basis over the entire lease term, resulting in the recognition of deferred rental revenue on our consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewal periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target.

Under the sales-type lease model, however, at lease inception we would record an investment in sales-type lease on our consolidated balance sheet rather than recording the actual assets we own. Furthermore, the cash rent we receive from tenants is not entirely recorded as rental revenue, but rather a portion is recorded as interest income and a portion is recorded as a reduction to the lease receivable. Under ASC 842, for leases with both land and building components, leases may be bifurcated between operating and sales-type leases. To determine if our real estate leases trigger full or partial sales-type lease treatment we conduct the five lease tests outlined in ASC 842 below. If a lease meets any of the five criteria below, it is accounted for as a sales-type lease.

1) Transfer of ownership - The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title.

2) Bargain purchase option - The lease contains a bargain purchase option, which is a provision allowing the lessee, at its option, to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option becomes exercisable and that is reasonably certain to be exercised.

3) Lease term - The lease term is for the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.

4) Minimum lease payments - The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset.

5)    Specialized nature - The underlying asset is of such specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Additionally, the adoption of ASC 842 requires us to record right-of-use assets and lease liabilities on balance sheet for the assets we lease from third-party landlords, including equipment and real estate. As a lessee, we utilize our own incremental borrowing rate as the discount rate utilized to determine the initial lease liability and right-of-use asset we record on balance sheet, as well as the lease's classification as an operating or finance lease, using the same tests outlined above. Although both operating and finance leases result in the same right-of-use asset and lease liability being recorded on balance sheet at lease inception, the expense profile of the two lease types differs, in that expense is straight-lined over the term of an operating lease, while the expense profile under a finance lease is front-loaded. Furthermore, expense under the operating lease model is classified simply as lease expense, whereas the finance lease model breaks the expense into the interest expense and asset amortization expense.

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the underlying leased assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, the interest rates implicit in our leases for which we act as the lessor and our own incremental borrowing rates for leases of various maturities and amounts in which we are the lessee. A slight change in estimate or judgment can result in a materially different financial statement presentation.
Income Taxes
We elected on our U.S. federal income tax return for our taxable year that began on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership.
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
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. Real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at fair value, including acquisition and closing costs. The cost of properties developed by GLPI includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements.
We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on their lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, we estimate the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If we determine the carrying amount is not recoverable, we would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. We group our real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we must make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.
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
We assess the fair value of our gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming we built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:

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
The Company's adoption of ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020 (as described in Note 3) is expected to simplify the analysis required under the Company's future goodwill impairment tests.

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

The consolidated results of operations for the years ended December 31, 2019 and 2018 are summarized below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Total revenues	$1,153,473	$1,055,727
Total operating expenses	436,050	461,917
Income from operations	717,423	593,810
Total other expenses	(321,778)	(249,330)
Income before income taxes	395,645	344,480
Income tax expense	4,764	4,964
Net income	$390,881	$339,516

In accordance with the SEC's recent amendments to modernize and simplify Regulation S-K, the Company has omitted the discussion comparing its operating results for the year ended December 31, 2018 to its operating results for the year ended December 31, 2017 from its Annual Report on Form 10-K for the year ended December 31, 2019. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for these disclosures.

Certain information regarding our results of operations by segment for the years ended December 31, 2019 and 2018 is summarized below:

	Total Revenues		Income (Loss) from Operations
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(in thousands)
GLP Capital	$1,025,082	$923,182	$694,215	$630,122
TRS Properties	128,391	132,545	23,208	(36,312)
Total	$1,153,473	$1,055,727	$717,423	$593,810

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, amortization of land rights, straight-line rent adjustments, direct financing lease adjustments, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, direct financing lease adjustments, amortization of land rights, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income	$390,881	$339,516
Losses from dispositions of property	92	309
Real estate depreciation	230,716	125,630
Funds from operations	$621,689	$465,455
Straight-line rent adjustments	34,574	61,888
Direct financing lease adjustments	—	38,459
Other depreciation	9,719	11,463
Amortization of land rights	18,536	11,272
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	11,455	12,167
Stock based compensation	16,198	11,152
Losses on debt extinguishment	21,014	3,473
Retirement costs	—	13,149
Loan impairment charges	13,000	—
Goodwill impairment charges	—	59,454
Capital maintenance expenditures	(3,017)	(4,284)
Adjusted funds from operations	$743,168	$683,648
Interest, net	300,764	245,857
Income tax expense	4,764	4,964
Capital maintenance expenditures	3,017	4,284
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(11,455)	(12,167)
Adjusted EBITDA	$1,040,258	$926,586

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2019 and 2018 is as follows:

	GLP Capital		TRS Properties
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$382,184	$390,341	$8,697	$(50,825)
Losses from dispositions of property	8	76	84	233
Real estate depreciation	230,716	125,630	—	—
Funds from operations	$612,908	$516,047	$8,781	$(50,592)
Straight-line rent adjustments	34,574	61,888	—	—
Direct financing lease adjustments	—	38,459	—	—
Other depreciation	1,992	2,066	7,727	9,397
Amortization of land rights	18,536	11,272	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	11,455	12,167	—	—
Stock based compensation	16,198	11,152	—	—
Losses on debt extinguishment	21,014	3,473	—	—
Retirement costs	—	13,149	—	—
Loan impairment charges	13,000	—	—	—
Goodwill impairment charges	—	—	—	59,454
Capital maintenance expenditures	(22)	(55)	(2,995)	(4,229)
Adjusted funds from operations	$729,655	$669,618	$13,513	$14,030
Interest, net (2)	290,360	235,453	10,404	10,404
Income tax expense	657	855	4,107	4,109
Capital maintenance expenditures	22	55	2,995	4,229
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(11,455)	(12,167)	—	—
Adjusted EBITDA	$1,009,239	$893,814	$31,019	$32,772

(1) Such amortization is a non-cash component included in interest, net.

(2)	Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $10.4 million for the years ended December 31, 2019 and 2018.

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $382.2 million, $612.9 million, $729.7 million and $1,009.2 million, respectively, for the year ended December 31, 2019. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $390.3 million, $516.0 million, $669.6 million and $893.8 million, respectively, for the year ended December 31, 2018. The decrease in net income in our GLP Capital segment was primarily driven by a $37.8 million increase in operating expenses and a $72.4 million increase in other expenses, net, partially offset by a $101.9 million increase in income from real estate.

The increase in income from real estate in our GLP Capital segment was primarily due to the Tropicana Transactions, the Penn-Pinnacle Merger, our entry into the Belterra Park Loan, the impact of the rent escalators under our master leases and the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease. These increases were partially offset by the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842 and the first percentage rent reset under the Penn Master Lease, which resulted in a rent decrease.

The increase in operating expenses in our GLP Capital segment was driven by an increase in depreciation expense resulting from the addition of the Tropicana and Plainridge Park real estate assets to our real estate portfolio, the reclassification of the Pinnacle building assets to real estate investments on our balance sheet and the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019. Land rights and ground lease expense also increased resulting from the acquisition of rights to six long-term ground leases in connection with the October 2018 Tropicana Acquisition and the acceleration of land rights amortization expense also related to the closure of the Resorts Casino Tunica property. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and our investment in the direct financing lease was unwound. Also driving the increase in total operating expenses for the year ended December 31, 2019, as compared to the prior year is a loan impairment charge of $13.0 million related to the Company's write-off of its Casino Queen Loan. These increases were partially offset by a decrease in real estate tax expense, as we are no longer required to gross-up our financial statements for the real estate taxes paid directly by our tenants under ASC 842 and the absence of retirement costs in the current year.

The increase in other expenses, net was driven by an increase in interest expense related to the debt refinancing in the second quarter of 2018 and debt issuances in the third quarter of 2018, the proceeds of which were utilized for the October closings of the Tropicana Transactions and the acquisition of Plainridge Park, as well as the funding of the Belterra Park Loan in connection with the Penn-Pinnacle Merger. Also driving the increase was a $21.0 million loss on the early extinguishment of debt related to the Company's cash tender of a portion of its 2020 Notes and the issuance of $1.1 billion in new unsecured notes during the third quarter of 2019, in connection with our efforts to reduce our borrowing costs and lengthen our average debt maturity.

The changes described above also led to higher FFO for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in AFFO for our GLP Capital segment was primarily driven by the changes described above, as well as higher stock based compensation charges, partially offset by the elimination of direct financing lease adjustments and lower straight-line rent adjustments, all of which are added back for purposes of calculating AFFO. Direct financing lease adjustments represent the portion of cash rent we received from tenants that was applied against our lease receivable and thus not recorded as revenue. These adjustments were eliminated due to the unwinding of the direct financing lease in October 2018, as the cash received is now recorded as rental income and no add-back to AFFO is necessary. The increase in Adjusted EBITDA for our GLP Capital segment was primarily driven by the increases in AFFO described above, as well as, a higher add-back for interest.

The net income of $8.7 million for our TRS Properties segment for the year ended December 31, 2019 as compared to the net loss of $50.8 million for our TRS Properties segment for the year ended December 31, 2018 is primarily related to a goodwill impairment charge of $59.5 million at our Hollywood Casino Baton Rouge property during the year ended December 31, 2018. This charge was the result of general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018. The absence of an impairment charge in 2019 also led to higher FFO for our TRS Properties segment for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Revenues

Revenues for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2019	2018	Variance	Variance
Rental income	$996,166	$747,654	$248,512	33.2%
Income from direct financing lease	—	81,119	(81,119)	(100.0)%
Interest income from real estate loans	28,916	6,943	21,973	316.5%
Real estate taxes paid by tenants	—	87,466	(87,466)	(100.0)%
Total income from real estate	1,025,082	923,182	101,900	11.0%
Gaming, food, beverage and other	128,391	132,545	(4,154)	(3.1)%
Total revenues	$1,153,473	$1,055,727	$97,746	9.3%

Total income from real estate

For the years ended December 31, 2019 and 2018, total income from real estate was $1,025.1 million and $923.2 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $101.9 million, or 11.0%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger (including the Plainridge Park acquisition, the increased rent under the Amended Pinnacle Master Lease and the Belterra Park Loan) both of which occurred in the fourth quarter of 2018, the impact of the rent escalators under our master leases, the partial recognition of income previously deferred under the Penn Master Lease and Meadows Lease and the recognition of cash rent that was previously applied against the lease receivable on our balance sheet as rental income. As a result of the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety and all cash rent received from our tenants is recognized as revenue when earned. These increases were partially offset by the first percentage rent reset on the Penn Master Lease, which resulted in a rent decrease and the elimination of the revenue gross-up for real estate taxes paid directly by our tenants under ASC 842.

Details of the Company's income from real estate for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Loan	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$274,841	$225,842	$61,223	$74,810	$13,803	$9,101	$659,620
Land base rent	93,969	71,108	13,360	11,731	—	—	190,168
Percentage rent	86,351	31,622	13,360	11,182	11,168	5,424	159,107
Total cash rental income	$455,161	$328,572	$87,943	$97,723	$24,971	$14,525	$1,008,895
Straight-line rent adjustments	8,926	(25,273)	(11,579)	(8,937)	2,289	—	(34,574)
Ground rent in revenue	3,661	7,217	8,868	1,601	—	—	21,347
Other rental revenue	—	—	—	—	498	—	498
Total rental income	$467,748	$310,516	$85,232	$90,387	$27,758	$14,525	$996,166
Interest income from real estate loans	—	—	22,471	6,445	—	—	28,916
Total income from real estate	$467,748	$310,516	$107,703	$96,832	$27,758	$14,525	$1,025,082

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $4.2 million, or 3.1%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to decreased gaming, food, beverage and other revenues of $3.6 million and $0.6 million at Hollywood Casino Baton Rouge and Hollywood Casino Perryville, respectively. The largest driver of the decrease resulted from general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018.

Operating Expenses

Operating expenses for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2019	2018	Variance	Variance
Gaming, food, beverage and other	$74,700	$77,127	$(2,427)	(3.1)%
Real estate taxes	—	88,757	(88,757)	(100.0)%
Land rights and ground lease expense	42,438	28,358	14,080	49.7%
General and administrative	65,477	71,128	(5,651)	(7.9)%
Depreciation	240,435	137,093	103,342	75.4%
Loan impairment charges	13,000	—	13,000	N/A
Goodwill impairment charges	—	59,454	(59,454)	(100.0)%
Total operating expenses	$436,050	$461,917	$(25,867)	(5.6)%

Gaming, food, beverage and other expense

Gaming, food, beverage and other expense for our TRS Properties segment decreased by approximately $2.4 million, or 3.1%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily resulting from lower gaming taxes due to lower revenues at both TRS properties.

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

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $14.1 million, or 49.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to our acquisition of rights to six long-term ground leases in connection with the Tropicana Acquisition, as well as accelerated land rights amortization expense related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019. In connection with the Tropicana Acquisition, we acquired land rights to long-term leases which are recorded on our consolidated balance sheet as land right assets and amortized over the term of the leases, including renewal options. We also record rent expense related to these ground leases with offsetting revenue recorded within the consolidated statements of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses decreased by $5.7 million, or 7.9%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the absence of retirement costs (related to the retirement of our former Chief Financial Officer in 2018), partially offset by higher stock-based compensation charges in the current year.

Depreciation expense

Depreciation expense increased by $103.3 million, or 75.4%, to $240.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily resulting from the addition of the Tropicana and Plainridge Park real estate assets to our portfolio, the reclassification of the Pinnacle building assets to real estate investments on our balance sheet as a result of the Penn-Pinnacle Merger, which required the Amended Pinnacle Master Lease to be treated as an operating lease in its entirety and the acceleration of depreciation related to the closure of the Resorts Casino Tunica property by our tenant in the second quarter of 2019.

Loan impairment charges

On March 17, 2017 the Company provided the Casino Queen Loan to CQ Holding Company, to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. During 2018, the operating results of Casino Queen declined substantially and Casino Queen defaulted under its senior credit agreement and also the Casino Queen Loan. As a result, the operations of Casino Queen were put up for sale during the fourth quarter of 2018. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place and full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI.

During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to be able to repay the $13.0 million of principal due to it under the Casino Queen Loan, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the consolidated statement of income for the year ended December 31, 2019 to reflect the write-off of the

Casino Queen Loan. Additionally, at December 31, 2019, all lease payments due from Casino Queen remain current, however Casino Queen was in violation of the rent coverage ratio required under its lease with the Company and the Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default.

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

Other income (expenses)

Other income (expenses) for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2019	2018	Variance	Variance
Interest expense	$(301,520)	$(247,684)	$(53,836)	21.7%
Interest income	756	1,827	(1,071)	(58.6)%
Losses on debt extinguishment	(21,014)	(3,473)	(17,541)	505.1%
Total other expenses	$(321,778)	$(249,330)	$(72,448)	29.1%

 Interest expense

For the year ended December 31, 2019, interest expense related to our fixed and variable rate borrowings was $301.5 million, as compared to $247.7 million in the year ended December 31, 2018. Interest expense increased primarily due to the issuance of an aggregate $2.1 billion of new senior unsecured notes during May and September 2018 and to a lesser extent the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.00% senior unsecured notes due 2030 during the third quarter of 2019. These increases were partially offset by decreases in interest expense related to the termination of the Term Loan A facility, partial repayment of our Term Loan A-1 facility, repayments of borrowing under our revolving credit facility and the 2018 and 2019 Tender Offers (as defined below). The proceeds from the issuance of the senior unsecured notes issued in September 2018 were used to finance the Tropicana Transactions, to purchase Plainridge Park and to fund the Belterra Park Loan, while the proceeds from the unsecured notes issued in 2019 were used to finance the 2019 Tender Offer, repay borrowings under our revolving credit facility and repay a portion of outstanding borrowings under our Term Loan A-1 facility. The 2019 issuances and tender offer were part of our efforts to reduce our borrowing costs and lengthen our average debt maturity.

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

On May 21, 2018, the Company entered into the second amendment to its senior unsecured credit facility (the "Credit Facility"), which increased the Company's revolving commitments, eliminated the Term Loan A facility, required the Company to repay a portion of the Term Loan A-1 facility and extended the maturity date of the revolving credit facility to May 21, 2023. The Company recorded a loss on the early extinguishment of debt, related to the second amendment to the Credit Facility, of approximately $1.0 million for the proportional amount of unamortized debt issuance costs associated with the extinguished Term Loan A facility and related to the banks that are no longer participating in the Credit Facility.

Also on May 21, 2018, the Company completed a cash tender offer (the "2018 Tender Offer") to purchase any and all of the outstanding $550 million aggregate principal of its 4.375% Senior Unsecured Notes due 2018 (the "2018 Notes"). The Company received tenders from the holders of approximately $393.5 million in aggregate principal of the 2018 Notes, or approximately 72% of its outstanding 2018 Notes, in connection with the 2018 Tender Offer at a price of 100.396% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. The Company recorded a loss on the early extinguishment of debt, related to the 2018 Tender Offer of approximately $2.5 million for the difference between the reaquisition price of the tendered 2018 Notes and their net carrying value. On August 16, 2018, the Company redeemed the remaining 2018 Notes for 100% of the principal amount and accrued and unpaid interest to, but not including, the redemption date.

Taxes

Our income tax expense decreased $0.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. During the year ended December 31, 2019, we had income tax expense of approximately $4.8 million, compared to income tax expense of $5.0 million during the year ended December 31, 2018. Our income tax expense is primarily driven from the operations of the TRS Properties, which are taxed at the corporate rate. Our effective tax rate (income taxes as a percentage of income before income taxes) was 1.2% and 1.4% for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $750.3 million and $654.4 million during the years ended December 31, 2019 and 2018, respectively. The increase in net cash provided by operating activities of $95.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily comprised of an increase in cash receipts from customers/tenants of $151.0 million and a decrease in cash paid to employees of $3.3 million, partially offset by increases in cash paid for interest and operating expenses of $44.8 million and $6.4 million, respectively. The increase in cash receipts collected from our customers and tenants for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to the Tropicana Transactions and the Penn-Pinnacle Merger both of which occurred in the fourth quarter of 2018, partially offset by a decrease in our TRS Properties' revenues. The increase in cash paid for interest was related to the Company's September 2018 borrowings which were used to fund the Tropicana Transactions, the acquisition of Plainridge Park and the Belterra Park Loan.

Investing activities used net cash of $2.8 million and $1,509.8 million during the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities during the year ended December 31, 2019 primarily consisted of capital expenditures of $3.0 million, partially offset by proceeds from sales of property and equipment of $0.2 million. Net cash used in investing activities during the year ended December 31, 2018 primarily consisted of cash payments of $1,243.5 million related to the acquisition of five Tropicana properties and Plainridge Park and $304 million of cash paid for the origination of real estate loans to casino owner-operators, partially offset by $38.5 million of rental payments received from tenants and applied against the lease receivable we had on our balance sheet prior to the Penn-Pinnacle Merger.

Financing activities used net cash of $746.4 million during the year ended December 31, 2019 and provided net cash of $852.1 million during the year ended December 31, 2018. Net cash used in financing activities for the year ended December 31, 2019 was driven by repayments of long-term debt of $1,477.9 million, dividend payments of $589.1 million, $18.9 million of premium and related costs paid on the tender of senior unsecured notes, taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of stock option exercises of $9.1 million and financing costs of $10.0 million, partially offset by $1,358.9 million of proceeds from the issuance of long-term debt. During the year ended December 31, 2019, the Company issued $1,100.0 million par value in new senior unsecured notes, completed a cash tender for a portion of our 2020 Notes, partially repaid borrowings under our Term Loan A-1 and revolving credit facilities and launched a $600 million ATM Program.

Net cash provided by financing activities for the year ended December 31, 2018 was driven by proceeds from the issuance of long-term debt of $2,593.4 million and proceeds from stock option exercises, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings, of $7.5 million, partially offset by dividend payments of $550.4 million, repayments of long-term debt of $1,164.1 million, financing costs of $32.4 million and $1.9 million of premium and related costs paid on the tender of senior unsecured notes. During the year ended December 31, 2018, the Company issued $2,100.0 million par value of new senior unsecured notes, completed a tender and redemption of the 2018 Notes, repaid a portion of the Term Loan A-1 facility and extinguished the Term Loan A facility.

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

During the years ended December 31, 2019 and 2018 we spent approximately $3.0 million and $4.3 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's Credit Facility consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At December 31, 2019, the Credit Facility had a gross outstanding balance of $495 million, consisting of the $449 million Term Loan A-1 facility and $46 million of borrowings under the revolving credit facility. Additionally, at December 31, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,128.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2019.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2019, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2019, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2019, the Company had an outstanding balance of $5,290.2 million of senior unsecured notes (the "Senior Notes").

On August 29, 2019, the Company issued $400 million of 3.35% Senior Unsecured Notes maturing on September 1, 2024 at an issue price equal to 99.899% of the principal amount (the "2024 Notes") and $700 million of 4.00% Senior Unsecured Notes maturing on January 15, 2030 at an issue price equal to 99.751% of the principal amount (the "2030 Notes"). Interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2020. Interest on the 2030 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2020. The net proceeds from the sale of the 2024 Notes and 2030 Notes were used to (i) finance the Company's cash tender offer to purchase its 4.875% Senior Unsecured Notes due 2020 (described below) (ii) repay outstanding borrowings under the Company's revolving credit facility and (iii) repay a portion of the outstanding borrowings under the Company's Term Loan A-1 facility.

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes, in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes were tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer of approximately $21.0 million for the difference between the reaquisition price of the tendered 2020 Notes and their net carrying value.
The Company may redeem the Senior Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Senior Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Senior Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Senior Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Senior Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Senior Notes of a particular series, the Company will be required to give holders of the Senior Notes of such series the opportunity to sell their Senior Notes of such series at a price equal to 101% of the principal amount of the Senior Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Senior Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
The Senior Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. See Note 21 for additional financial information on the parent guarantor and subsidiary issuers of the Senior Notes.
The Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At December 31, 2019, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

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

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our revolving credit facility and our Term Loan A-1. Both of these debt instruments are indexed to LIBOR which is expected to be phased out during late 2021. The discontinuance of LIBOR would affect our interest expense and earnings. As the Term Loan A-1 matures in mid-2021, only the borrowings under our revolver will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt. However, the transition away from LIBOR rates will likely require us to renegotiate our revolving credit facility, which does not provide for reference rate replacement. We expect to successfully renegotiate this agreement and do not expect the reference rate transition to have a significant impact to our overall operations.

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

Commitments and Contingencies
Contractual Cash Obligations
The following table presents our contractual obligations at December 31, 2019:

	Payments Due By Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and After
	(in thousands)
Senior unsecured credit facility
Principal	$495,000	$—	$449,000	$46,000	$—
Interest (1)	26,445	17,590	8,250	605	—
4.875% senior unsecured notes due 2020
Principal	215,174	215,174	—	—	—
Interest	10,490	10,490	—	—	—
4.375% senior unsecured notes due 2021
Principal	400,000	—	400,000	—	—
Interest	26,250	17,500	8,750	—	—
5.375% senior unsecured notes due 2023
Principal	500,000	—	—	500,000	—
Interest	107,500	26,875	53,750	26,875	—
3.35% senior unsecured notes due 2024
Principal	400,000	—	—	400,000	—
Interest	67,074	13,474	26,800	26,800	—
5.25% senior unsecured notes due 2025
Principal	850,000	—	—	—	850,000
Interest	245,438	44,625	89,250	89,250	22,313
5.375% senior unsecured notes due 2026
Principal	975,000	—	—	—	975,000
Interest	340,641	52,406	104,813	104,813	78,609
5.75% senior unsecured notes due 2028
Principal	500,000	—	—	—	500,000
Interest	244,375	28,750	57,500	57,500	100,625
5.30% senior unsecured notes due 2029
Principal	750,000	—	—	—	750,000
Interest	377,625	39,750	79,500	79,500	178,875
4.00% senior unsecured notes due 2030
Principal	700,000	—	—	—	700,000
Interest	290,578	24,578	56,000	56,000	154,000
Finance lease liability	989	129	277	305	278
Operating lease liabilities (2)	712,810	14,071	27,425	27,255	644,059
Other liabilities reflected in the Company's consolidated balance sheets (3)	505	505	—	—	—
Total	$8,235,894	$505,917	$1,361,315	$1,414,903	$4,953,759

(1)
The interest rates associated with the variable rate components of our senior unsecured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR of 150 basis points. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid. For considerations surrounding the phase out of LIBOR refer to the Liquidity and Capital Resources discussion in this Annual Report on Form 10-K.

(2)
The Company's operating leases liabilities include the fixed payments due under those ground leases for which the Company subleases the land to our tenants who are responsible for payment directly to the landlord, as we are considered the primary obligor under these leases. Variable lease costs, including lease payments tied to a property's performance and changes in an index such as the CPI that are not determinable at lease commencement, are excluded from our operating lease liabilities.

(3)    Primarily represents liabilities associated with reward programs at our TRS Properties that can be redeemed for free play, merchandise or services.
Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2019 for the following future periods:

	Total Amounts Committed	2020	2021 - 2022	2023 - 2024	2025 and After
	(in thousands)
Letters of credit (1)	$395	$395	—	—	—
Total	$395	$395	—	—	—

(1)	The available balance under the revolving credit portion of our senior unsecured credit facility is reduced by outstanding letters of credit.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2019 and 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,786.2 million at December 31, 2019. Furthermore, $5,290.2 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from less than one year to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2019 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates for our variable rate debt are based on implied forward LIBOR rates at December 31, 2019.

	1/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	Thereafter	Total	Fair Value at 12/31/2019
	(in thousands)
Long-term debt:
Fixed rate	$215,174	$400,000	$—	$500,000	$400,000	$3,775,000	$5,290,174	$5,707,996
Average interest rate	4.88%	4.38%		5.38%	3.35%	5.13%

Variable rate	$—	$449,000	$—	$46,000	$—	$—	$495,000	$493,533
Average interest rate (1)		3.46%		3.38%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR refer to the Liquidity and Capital Resources discussion in this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Investments - See Note 2 to the financial statements
Critical Audit Matter Description
Real estate investments primarily represent land and buildings leased to the Company's tenants. Single-property lease assets account for $428.8M of the total real estate investment, net, account balance. The Company continually monitors events and circumstances that could indicate that the carrying amount of its real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on its lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, the Company estimates the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. For the year ended December 31, 2019, no impairment loss has been recognized on these real estate assets.

Auditing the Company’s evaluation of potential impairment indicators of single-property lease assets was highly subjective as it required assessing the financial stability of the tenants, the parent companies’ willingness to fund rent shortfalls should they arise, and the overall market for the tenants’ market offerings in the geographies in which the properties are located. We evaluated whether management appropriately identified events or changes in circumstances that indicated that the carrying amounts of these real estate assets may not be recoverable, which required significant judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indicators of impairment included the following, among others:

•
We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of the single-property lease assets are no longer recoverable or realizable

•
We obtained and examined internal communications to management and the Board of Directors to identify potential inconsistencies or contradictory information regarding the financial stability of the tenants that may not have been considered in the Company’s assessment

•
We evaluated management’s impairment analysis by testing the single-property lease assets for possible indicators of impairment, including the identification of events or changes affecting the tenants’ financial stability by searching for adverse asset-specific or market conditions through obtaining gaming industry and regulatory reports

/s/ Deloitte & Touche

New York, New York
February 20, 2020

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018

Assets
Real estate investments, net	$7,100,555	$7,331,460
Property and equipment, used in operations, net	94,080	100,884
Real estate loans	303,684	303,684
Right-of-use assets and land rights, net	838,734	673,207
Cash and cash equivalents	26,823	25,783
Prepaid expenses	4,228	30,967
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Loan receivable	—	13,000
Deferred tax assets	6,056	5,178
Other assets	34,494	67,486
Total assets	$8,434,298	$8,577,293

Liabilities
Accounts payable	$1,006	$2,511
Accrued expenses	6,239	30,297
Accrued interest	60,695	45,261
Accrued salaries and wages	13,821	17,010
Gaming, property, and other taxes	944	42,879
Lease liabilities	183,971	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,737,962	5,853,497
Deferred rental revenue	328,485	293,911
Deferred tax liabilities	279	261
Other liabilities	26,651	26,059
Total liabilities	6,360,053	6,311,686

Commitments and Contingencies (Note 11)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2019 and December 31, 2018)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,694,165 and 214,211,932 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	2,147	2,142
Additional paid-in capital	3,959,383	3,952,503
Accumulated deficit	(1,887,285)	(1,689,038)
Total shareholders’ equity	2,074,245	2,265,607
Total liabilities and shareholders’ equity	$8,434,298	$8,577,293

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2019	2018	2017

Revenues
Rental income	$996,166	$747,654	$671,190
Income from direct financing lease	—	81,119	74,333
Interest income from real estate loans	28,916	6,943	—
Real estate taxes paid by tenants	—	87,466	83,698
Total income from real estate	1,025,082	923,182	829,221
Gaming, food, beverage and other	128,391	132,545	142,086
Total revenues	1,153,473	1,055,727	971,307

Operating expenses
Gaming, food, beverage and other	74,700	77,127	80,487
Real estate taxes	—	88,757	84,666
Land rights and ground lease expense	42,438	28,358	24,005
General and administrative	65,477	71,128	63,151
Depreciation	240,435	137,093	113,480
Loan impairment charges	13,000	—	—
Goodwill impairment charges	—	59,454	—
Total operating expenses	436,050	461,917	365,789
Income from operations	717,423	593,810	605,518

Other income (expenses)
Interest expense	(301,520)	(247,684)	(217,068)
Interest income	756	1,827	1,935
Losses on debt extinguishment	(21,014)	(3,473)	—
Total other expenses	(321,778)	(249,330)	(215,133)

Income before income taxes	395,645	344,480	390,385
Income tax expense	4,764	4,964	9,787
Net income	$390,881	$339,516	$380,598

Earnings per common share:
Basic earnings per common share	$1.82	$1.59	$1.80
Diluted earnings per common share	$1.81	$1.58	$1.79

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	207,676,827	$2,077	$3,760,729	$(1,328,937)	$2,433,869
Issuance of common stock	3,864,872	38	139,376	—	139,414
Stock option activity	1,013,984	10	20,993	—	21,003
Restricted stock activity	161,866	2	12,731	—	12,733
Dividends paid ($2.50 per common share)	—	—	—	(529,370)	(529,370)
Net income	—	—	—	380,598	380,598
Balance, December 31, 2017	212,717,549	2,127	3,933,829	(1,477,709)	2,458,247
Stock option activity	1,007,750	10	19,805	—	19,815
Restricted stock activity	486,633	5	(1,131)	—	(1,126)
Dividends paid ($2.57 per common share)	—	—	—	(550,435)	(550,435)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	339,516	339,516
Balance, December 31, 2018	214,211,932	2,142	3,952,503	(1,689,038)	2,265,607
ATM Program offering costs, net of issuance of common stock	1,500	—	(255)	—	(255)
Stock option activity	26,799	—	592	—	592
Restricted stock activity	453,934	5	6,543	—	6,548
Dividends paid ($2.74 per common share)	—	—	—	(589,128)	(589,128)
Net income	—	—	—	390,881	390,881
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245

See accompanying notes to the consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2019	2018	2017
Operating activities
Net income	$390,881	$339,516	$380,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,971	148,365	123,835
Amortization of debt issuance costs, bond premiums and original issuance discounts	11,455	12,167	13,026
Losses on dispositions of property	92	309	530
Deferred income taxes	(755)	(522)	(561)
Stock-based compensation	16,198	11,152	15,636
Straight-line rent adjustments	34,574	61,888	65,971
Losses on debt extinguishment	21,014	3,473	—
Loan impairment charges	13,000	—	—
Goodwill impairment charges	—	59,454	—

(Increase) decrease,
Prepaid expenses and other assets	(6,070)	(673)	(5,332)
(Decrease), increase
Accounts payable	(1,505)	1,796	(421)
Accrued expenses	(270)	(126)	411
Accrued interest	15,434	12,020	(502)
Accrued salaries and wages	(3,189)	6,201	190
Gaming, property and other taxes	(120)	(149)	(517)
Other liabilities	592	(438)	5,847
Net cash provided by operating activities	750,302	654,433	598,711
Investing activities
Capital project expenditures	—	(20)	(78)
Capital maintenance expenditures	(3,017)	(4,284)	(3,178)
Proceeds from sale of property and equipment	200	3,211	934
Principal payments on loan receivable	—	—	13,200
Acquisition of real estate assets	—	(1,243,466)	(83,252)
Originations of real estate loans	—	(303,684)	—
Collections of principal payments on investment in direct financing lease	—	38,459	73,072
Net cash (used in) provided by investing activities	(2,817)	(1,509,784)	698
Financing activities
Dividends paid	(589,128)	(550,435)	(529,370)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,058)	7,537	18,157
ATM Program offering costs and proceeds from issuance of common stock, net	(255)	—	139,414
Proceeds from issuance of long-term debt	1,358,853	2,593,405	100,000
Financing costs	(10,029)	(32,426)	—
Repayments of long-term debt	(1,477,949)	(1,164,117)	(335,112)
Premium and related costs paid on tender of senior unsecured notes	(18,879)	(1,884)	—
Net cash (used in) provided by financing activities	(746,445)	852,080	(606,911)
Net increase (decrease) in cash and cash equivalents	1,040	(3,271)	(7,502)
Cash and cash equivalents at beginning of period	25,783	29,054	36,556
Cash and cash equivalents at end of period	$26,823	$25,783	$29,054
See Note 20 to the consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

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

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million. See Note 18 for further details surrounding the original Pinnacle acquisition and the subsequent acquisition of Pinnacle by Penn.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the "Eldorado Master Lease"). Additionally, on October 1, 2018, the Company entered into a loan agreement with Eldorado in connection with Eldorado’s acquisition of Lumière Place, whereby the Company loaned Eldorado $246.0 million (together with the Tropicana Acquisition the, "Tropicana Transactions").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2019, GLPI’s portfolio consisted of interests in 44 gaming and related facilities, including the TRS Properties, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Eldorado, the real property associated with 4 gaming and related facilities operated by Boyd (including one financed facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 22.1 million square feet. As of December 31, 2019, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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

2.    Summary of Significant Accounting Policies

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
The Company continually monitors events and circumstances that could indicate that the carrying amount of its real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on their lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, the Company estimates the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If the Company determines the carrying amount is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. The Company groups its real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss.
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
Real Estate Loans and Other Loans Receivable
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related real estate and/or operations. Loans for the purchase of real estate assets of gaming-related properties are classified as real estate loans on the Company's consolidated balance sheets, while loans for an operator's general operations are classified as loans receivable on the Company's consolidated balance sheets. All loans receivable are recorded on the Company's consolidated balance sheets at carrying value which approximates fair value. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's consolidated statements of income in the period earned, whereas interest income related to other loans receivable is recorded as non-operating interest income within the Company's consolidated statements of income in the period earned.
The Company evaluates loans for impairment when it is probable that it will not be able to collect all amounts due according to the contractual terms of the agreement. All amounts due under the contractual terms of the agreement means that both contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Indicators of impairment may include delinquent payments, a decline in the credit worthiness of a debtor, or a decline in the underlying property/tenant’s performance. The Company measures loan impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. If an impairment occurs, the Company will reduce the carrying value of the loan and record a corresponding charge to net income.
The Company's adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") on January 1, 2020 (as described in Note 3) did not result in the Company recording any allowances against its real estate loans for expected losses.
Lease Assets and Lease Liabilities
The Company determines whether a contract is or contains a lease at its inception. A lease is defined as the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use assets and lease liabilities are recorded on the Company's consolidated balance sheet at the lease commencement date for operating leases in which the Company acts as lessee. Right-of-use assets represent the Company's rights to use underlying assets for the term of the lease and lease liabilities represent the Company's future obligations under the lease agreement. Right-of-use assets and lease liabilities are recognized at the lease commencement date based upon the estimated present value of the lease payments. As the rate implicit in the Company's leases (in which the Company acts as lessee) cannot readily be determined, the Company utilizes its own estimated incremental borrowing rates to determine the present value of its lease payments. Consideration is given to the Company's recent debt issuances, as well as publicly available data for instruments with similar characteristics, including tenor, when determining the incremental borrowing rates of the Company's leases.

The Company includes options to extend a lease in its lease term when it is reasonably certain that the Company will exercise those renewal options. In the instance of the Company's ground leases associated with its tenant occupied properties, the Company has included all available renewal options in the lease term, as it intends to renew these leases indefinitely. The Company accounts for the lease and nonlease components (as necessary) of its leases of all classes of underlying assets as a single lease component. Leases with a term of 12 months or less are not recorded on the Company's consolidated balance sheet.
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
Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance, property taxes and other contracts that will be expensed during the subsequent year. It also includes transaction costs that will be allocated to purchase price upon the closing of an asset acquisition. Other assets primarily consists of accounts receivable and deferred compensation plan assets (See Note 11 for further details on the deferred compensation plan).
Goodwill and Intangible Assets
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
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions, which represent the Company's best estimates of the cash flows expected to result from the use of the assets. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.
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
The Company's adoption of ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") on January 1, 2020 (as described in Note 3) is expected to simplify the analysis required under the Company's future goodwill impairment tests.
Debt Issuance Costs and Bond Premiums and Discounts
Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the contractual term of the underlying indebtedness. In accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company records long-term debt net of unamortized debt issuance costs on its consolidated balance sheets. Similarly, the Company records long-term debt net of any unamortized bond premiums and original issuance discounts on its consolidated balance sheets. Any original issuance discounts or bond premiums are also amortized to interest expense over the contractual term of the underlying indebtedness.
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

Revenue Recognition

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured in accordance with ASC 842 - Leases. Additionally, percentage rent that is fixed and determinable at the lease inception date is recorded on a straight-line basis over the lease term, resulting in the recognition of deferred rental revenue on the Company’s consolidated balance sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant.

Additionally, in accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned.
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenues from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at the TRS Properties are derived from the properties' dining, retail and certain other ancillary activities and revenue for these activities is recognized as services are performed.

Stock-Based Compensation
The Company's Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue restricted stock awards, including performance-based restricted stock awards, and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards.
The Company accounts for stock compensation under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of the Company's time-based restricted stock awards is equivalent to the closing stock price on the day prior to grant. The Company utilizes a third-party valuation firm to measure the fair value of performance-based restricted stock awards at grant date using the Monte Carlo model.

The unrecognized compensation cost relating to restricted stock awards and performance-based restricted stock awards is recognized as expense over the awards’ remaining vesting periods.

See Note 13 for further information related to stock-based compensation.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2019.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2019, 2018 and 2017, the Company recognized no penalties and interest, net of deferred income taxes.
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
Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. See Note 15 for further details on the Company's earnings per share calculations.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 17 for further information with respect to the Company’s segments.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2019, substantially all of the Company's real estate properties were leased to Penn, Eldorado and Boyd. During the year ended December 31, 2019, approximately 79%, 11% and 9% of the Company's collective income from real estate was derived from tenant leases and real estate loans with Penn, Eldorado and Boyd, respectively. Revenues from our tenants are reported in the Company's GLP Capital, L.P. reportable segment. Penn, Eldorado and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn, Eldorado and Boyd's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2019, the Company's portfolio of 44 properties is diversified by location across 16 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, real estate loans and other loans receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.
3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. Generally speaking, ASU 2016-02 more significantly impacted the accounting for leases in which GLPI is the lessee by requiring the Company to record a right-of-use asset and lease liability on its consolidated balance sheet for these leases. The Company's accounting treatment of its triple-net tenant leases, which are the primary source of revenues to the Company, were not significantly impacted by the adoption of ASU 2016-02, other than to eliminate the real estate tax gross-up discussed below.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which permits companies to apply the transition provisions of ASU 2016-02 at its effective date (i.e. comparative financial statements are not required). Furthermore, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors ("ASU 2018-20"). ASU 2018-20 clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor are no longer required to be recognized in the lessor's financial statements. Therefore, upon the adoption of ASU 2016-02, the Company no longer grosses-up its financial statements for real estate taxes paid directly to third-parties by its tenants. The Company notes, however, that ground leases for which the tenant pays the landlord directly on the Company's behalf are still required to be grossed-up within its consolidated financial statements upon the adoption of ASU 2016-02 as these are not considered lessor costs. On January 1, 2019, the Company adopted ASU 2016-02 using the new transition option available under ASU 2018-11 and recorded right-of-use assets and related lease liabilities of $203 million on its consolidated balance sheet to represent its rights to underlying assets and its future lease obligations. Also in connection with the adoption of ASC 842 - Leases ("ASC 842"), the land rights recorded on balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets are now required to be reported in the aggregate with the Company's operating lease right-of-use assets, reflected as right-of-use assets and land rights, net on the consolidated balance sheet. Furthermore, the Company elected the package of practical expedients, which among other things, did not require the Company to reassess the lease classification of its existing leases and the practical expedient related to land easements, which allowed the Company to bypass the reassessment of existing or expired land easements for the existence of a lease under ASC 842. See Note 7 for further disclosures related to the adoption of ASU 2016-02.

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). This ASU clarifies that entities should follow the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software to account for implementation costs of cloud computing arrangements that are service contracts. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. The Company adopted ASU 2018-15 on January 1, 2020 and does not expect the adoption of ASU 2018-15 to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04. This ASU simplifies an entity's goodwill impairment test by eliminating Step 2 from the test. The new guidance also amends the definition of impairment to a condition that exists when the carrying amount of goodwill exceeds its fair value. By eliminating Step 2 from the test, entities are no longer required to determine the implied fair value of goodwill by computing the fair value (at impairment testing date) of all assets and liabilities in a manner similar to that required in conjunction with business combinations. Upon the adoption of ASU 2017-04, an impairment charge is simply recorded as the difference between carrying value and fair value, when carrying value exceeds fair value. The Company adopted ASU 2017-04 on January 1, 2020 and expects the new guidance to simplify the analysis required under its future goodwill impairment tests.

In June 2016, the FASB issued ASU No. 2016-13. This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including mortgage, real estate and other loans receivable, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. The Company adopted ASU 2016-13 on January 1, 2020 and did not record any allowances against its financial instruments subject to the new guidance.

4.    Real Estate Investments

Real estate investments, net, represent investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Land and improvements	$2,552,285	$2,552,475
Building and improvements	5,749,211	5,762,071
Total real estate investments	8,301,496	8,314,546
Less accumulated depreciation	(1,200,941)	(983,086)
Real estate investments, net	$7,100,555	$7,331,460

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $10.3 million of depreciation expense related to the building at this property. The net book value of this building is zero at December 31, 2019. The Company entered into an agreement to terminate the long-term ground lease for this property, which will be effective in February 2020, at which time such ground lease will be removed from the Penn Master Lease.

5.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties

	December 31, 2019	December 31, 2018
	(in thousands)
Land and improvements	$30,492	$30,431
Building and improvements	116,904	116,776
Furniture, fixtures, and equipment	118,766	117,247
Construction in progress	120	284
Total property and equipment	266,282	264,738
Less accumulated depreciation	(172,202)	(163,854)
Property and equipment, net	$94,080	$100,884

6. Receivables

Real Estate Loans

At December 31, 2019, the Company has two loans, the proceeds of which were used to acquire real estate by the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Place Casino and Hotel from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $246.0 million real estate loan (the "Eldorado Loan"). The Eldorado Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the Eldorado Loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Eldorado Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan's initial interest rate was equal to 11.11% and the loan matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). At December 31, 2019, the interest rate on the Belterra Park Loan had increased to 11.20%.

At December 31, 2019, the Company does not have any allowances recorded against its real estate loans as the collection of the remaining principal and interest payments is reasonable assured.
Other Loans Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Company's existing master leases. The lease has an initial term of 15 years and the tenant has an option to renew it at the same terms and conditions for four successive 5-year periods (the "Casino Queen Lease").

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. The Casino Queen Loan bears an interest rate of 15% and is pre-payable at any time.

On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through December 31, 2019, the interest due from CQ Holding Company under the Company's unsecured loan was paid in kind. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place. Despite the payment and covenant defaults noted above, at that time, full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full $13.0 million of loan principal due to GLPI. However, the paid-in-kind interest due to the Company at December 31, 2018 was not expected to be collected, resulting in an impairment charge of $1.5 million during the fourth quarter of 2018. The Company did not recognize the paid-in-kind interest income due to the Company for the quarter ended December 31, 2018 and took a charge for the previously recognized paid-in-kind interest income through the Company’s consolidated statement of earnings as a reversal of the paid-in-kind interest income recognized earlier in the year.
During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to be able to repay the $13.0 million of principal due to the Company under the Casino Queen Loan, the full $13.0 million of principal was written off at March 31, 2019. The Company has recorded an impairment charge of $13.0 million through the consolidated statement of income for the year ended December 31, 2019 to reflect the write-off of the Casino Queen Loan.
At December 31, 2019, all lease payments due from Casino Queen remain current, however Casino Queen was in violation of the rent coverage ratio required under its lease with the Company and the Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default.

7. Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the CPI and have maturity dates ranging from 2028 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its consolidated balance sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its consolidated balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the consolidated balance sheet.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

December 31, 2019
Right-of use assets - operating leases	$184,063
Land rights, net	654,671
Right-of-use assets and land rights, net	$838,734

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $6.3 million of land right amortization expense related to the long-term ground lease at this property and bringing the net book value of this land right to zero at December 31, 2019. Subsequent to the property's closure, the Company entered into an agreement to terminate the long-term ground lease for the Resorts Casino Tunica property, which will be effective in February 2020. In connection with the exercised termination option, the Company remeasured the lease liability and adjusted the right-of-use asset it had recorded on its consolidated balance sheet for this lease to align with the new termination date.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Land rights	$694,077	$700,997
Less accumulated amortization	(39,406)	(27,790)
Land rights, net	$654,671	$673,207

As of December 31, 2019, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2020	$12,081
2021	12,081
2022	12,081
2023	12,081
2024	12,081
Thereafter	594,266
Total	$654,671

Lease Liabilities

At December 31, 2019, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$14,071
2021	13,766
2022	13,659
2023	13,638
2024	13,617
Thereafter	644,059
Total lease payments	$712,810
Less: interest	(528,839)
Present value of lease liabilities	$183,971

As a result of transitioning from the guidance in ASC 840 to ASC 842, the Company's annual minimum lease payments did not change.

Lease Expense

Operating lease costs represent the entire amount of expense recognized for operating leases that are recorded on the consolidated balance sheet. Variable lease costs are not included in the measurement of the lease liability and include both lease payments tied to a property's performance and changes in an index such as the CPI that are not determinable at lease commencement, while short-term lease costs are costs for those operating leases with a term of 12 months or less.

The components of lease expense were as follows:

Year Ended December 31, 2019
(in thousands)
Operating lease cost	$15,482
Variable lease cost	9,048
Short-term lease cost	1,060
Amortization of land right assets	18,536
Total lease cost	$44,126

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the consolidated statements of income. The Company's short-term lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the consolidated statements of income, while a small portion of operating lease costs is also recorded in both gaming, food, beverage and other expense and general and administrative expense in the consolidated statements of income. Amortization expense related to the land right intangibles totaled $11.3 million and $10.4 million, respectively, for the years ended December 31, 2018 and 2017. Other lease costs totaled $18.9 million and $15.8 million, respectively, for the years ended December 31, 2018 and 2017.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2019
Weighted average remaining lease term - operating leases	53.51 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$2,226

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$293

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

8. Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The only goodwill of the Company is the goodwill recorded on the books of Hollywood Casino Baton Rouge, in connection with Penn's purchase of this entity prior to the Spin-

Off. The original assets and liabilities of GLPI, including goodwill and intangible assets were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of ASC 505. There is no goodwill recorded on the Company's GLP Capital segment, which holds the Company's REIT operations.

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

TRS Properties Business Segment
(in thousands)
Balance at December 31, 2017	$75,521
Acquisitions	—
Impairment losses	(59,454)
Balance at December 31, 2018	$16,067
Acquisitions	—
Impairment losses	—
Balance at December 31, 2019	$16,067

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

In accordance with ASC 350, the Company considers its gaming license at the Hollywood Casino Perryville property an indefinite-lived intangible asset that does not require amortization based on the Company's future expectations to operate this casino indefinitely, as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. The Company expects to expense any costs related to the gaming license renewal as incurred. The Company conducted its annual impairment assessment of the gaming license on October 1, 2019 using the Greenfield Method which estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. This method also assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. Based upon these assumptions and the Company's current forecasted cash flows for this reporting unit, the gaming license was not impaired. At both December 31, 2019 and 2018, the gaming license had a carrying value of $9.6 million.

9.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Unsecured $1,175 million revolver	$46,000	$402,000
Unsecured term loan A-1	449,000	525,000
$1,000 million 4.875% senior unsecured notes due November 2020	215,174	1,000,000
$400 million 4.375% senior unsecured notes due April 2021	400,000	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	—
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	—
Finance lease liability	989	1,112
Total long-term debt	5,786,163	5,903,112
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(48,201)	(49,615)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,737,962	$5,853,497

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2019 (in thousands):

2020	$215,303
2021	849,135
2022	142
2023	546,149
2024	400,156
Over 5 years	3,775,278
Total minimum payments	$5,786,163

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility"), consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021.

At December 31, 2019, the Credit Facility had a gross outstanding balance of $495 million, consisting of the $449 million Term Loan A-1 facility and $46 million of borrowings under the revolving credit facility. Additionally, at December 31, 2019, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,128.6 million of available borrowing capacity under the revolving credit facility as of December 31, 2019.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2019, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2019, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any

LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2019, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

At December 31, 2019, the Company had an outstanding balance of $5,290.2 million of senior unsecured notes (the "Senior Notes").

On August 29, 2019, the Company issued $400 million of 3.35% Senior Unsecured Notes maturing on September 1, 2024 at an issue price equal to 99.899% of the principal amount (the "2024 Notes") and $700 million of 4.00% Senior Unsecured Notes maturing on January 15, 2030 at an issue price equal to 99.751% of the principal amount (the "2030 Notes"). Interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2020. Interest on the 2030 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2020. The net proceeds from the sale of the 2024 Notes and 2030 Notes were used to (i) finance the Company's cash tender offer to purchase its 4.875% Senior Unsecured Notes due 2020 (described below) (ii) repay outstanding borrowings under the Company's revolving credit facility and (iii) repay a portion of the outstanding borrowings under the Company's Term Loan A-1 facility.

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
The Company may redeem the Senior Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Senior Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Senior Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Senior Notes of a series are redeemed 90 or fewer days prior to their maturity, the redemption price will be 100% of the principal amount of the Senior Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Senior Notes of a particular series, the Company will be required to give holders of the Senior Notes of such series the opportunity to sell their Senior Notes of such series at a price equal to 101% of the principal amount of the Senior Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Senior Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
The Senior Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Facility, and senior in right of payment to all of the Issuers'

subordinated indebtedness, without giving effect to collateral arrangements. See Note 21 for additional financial information on the parent guarantor and subsidiary issuers of the Senior Notes.
The Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At December 31, 2019, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

10. Fair Value of Financial Assets and Liabilities

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

Real Estate Loans

The fair value of the real estate loans approximates the carrying value of the Company's real estate loans, as collection on the outstanding loan balances is reasonably assured. The fair value measurement of the real estate loans is considered a Level 3 measurement as defined under ASC 820.

Long-term Debt

The fair value of the Senior Notes and senior unsecured credit facility is estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,823	$26,823	$25,783	$25,783
Deferred compensation plan assets	28,855	28,855	22,709	22,709
Real estate loans	303,684	303,684	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	495,000	493,533	927,000	909,308
Senior unsecured notes	5,290,174	5,707,996	4,975,000	4,958,455

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Assets measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018 are categorized in the tables below based upon the lowest level of significant input to the valuation. There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Year Ended December 31, 2019
	(in thousands)
Assets:
Loan receivable	$—	$—	$—	$13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Year Ended December 31, 2018
	(in thousands)
Assets:
Goodwill	$—	$—	$16,067	$59,454
Loan receivable	—	—	13,000	1,500
Total assets measured at fair value on a nonrecurring basis	$—	$—	$29,067	$60,954

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under its unsecured loan to CQ Holding Company. During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid.

During the fourth quarter of 2018, the Company recorded an impairment charge of $1.5 million related to the paid-in-kind interest income on its Casino Queen Loan. The Company determined, based upon facts and circumstances existing at December 31, 2018, that the paid-in-kind interest due to the Company at December 31, 2018 is not expected to be collected. Therefore, the Company did not recognize the paid-in-kind interest income due to the Company for the quarter ended December 31, 2018 and took a charge for the previously recognized paid-in-kind interest income through the Company’s consolidated statement of earnings as a reversal of the paid-in-kind interest income recognized earlier in the year. See Note 6 for further details surrounding the Casino Queen Loan.

Goodwill

During the year ended December 31, 2018, the Company recorded goodwill impairment charges of $59.5 million on its Baton Rouge reporting unit, resulting from a significant reduction in the long-term earnings forecast of this property. The Company utilized the income approach to measure the fair value of goodwill, which involves a number of key assumptions, such as cash flow forecasts and discount rates. See Note 8 for additional information regarding the calculation of the impairment charge.

11.    Commitments and Contingencies

Separation and Distribution Agreements

Pursuant to a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to legal proceedings involving the businesses and operations of Penn’s real property holdings prior to the Spin-Off (other than any liability arising from or relating to legal proceedings where the dispute arises from the operation or ownership of the TRS Properties) will be retained by Penn, and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Similarly, pursuant to a Separation and Distribution Agreement between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to legal proceedings involving the business and operations of Pinnacle's real property holdings prior to the Pinnacle Merger will be retained by Pinnacle, and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees and agents and certain other related parties) against any losses it may incur arising from or relating to such legal proceedings. Effective October 15, 2018, Penn assumed all obligations of Pinnacle pursuant to a merger of Pinnacle with and into a subsidiary of Penn. There can be no assurance that Penn will be able to fully satisfy these indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from Penn any amounts for which the Company is liable, it may be temporarily required to bear those losses.

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
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2019, 2018 and 2017.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2019, 2018 and 2017 were $0.6 million, $0.7 million and $0.6 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the consolidated balance sheet, was $25.2 million and $22.8 million at December 31, 2019 and 2018, respectively. Assets held in the Trust were $28.9 million and $22.7 million at December 31, 2019 and 2018, respectively, and are included in other assets within the consolidated balance sheet.
Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 145 of Hollywood Casino Perryville's employees under an agreement that expires in January 2032. Additionally, United Industrial Service Transportation Professional and Government Workers of North America and Local No. 27 United Food and Commercial Workers represent certain employees under collective bargaining agreements that expire in 2020 and 2032, respectively, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.

12. Revenue Recognition

Revenues from Real Estate

As of December 31, 2019, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease (the "Meadows Lease") and the Casino Queen real estate assets are leased back to the operator under an additional single property triple-net lease.

The obligations under the Penn and Amended Pinnacle Master Leases, as well as the Meadows Lease are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Eldorado Master Lease are jointly and severally guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities leased under the Eldorado Master Lease. The obligations under the Boyd Master Leases are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to 2% annually thereafter.

The rent structure under the Casino Queen Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facility, which is reset every five years to an amount equal to the greater of (i) the annual amount of non-fixed rent applicable for the lease year immediately preceding such rent reset year and (ii) an amount equal to 4% of the average annual net revenues of the facility for the trailing five-year period.

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

As discussed in Note 18, on October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended by a fourth amendment to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease did not represent a meaningful portion of Penn's business at the time Penn assumed the lease, the Company concluded that the lease term of the Amended Pinnacle Master Lease is 10 years, equal to the initial 10-year term only.

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Eldorado or Boyd would elect to exercise all lease renewal options under their respective master leases. The properties under each of the master leases did not represent a meaningful portion of either tenant's business at lease inception; therefore the Company concluded that the lease term of the Eldorado Master Lease is 15 years and the lease term of the Boyd Master Lease is 10 years, equal to the initial terms of such master leases only.

Details of the Company's rental income for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019
Building base rent (1)	$659,620
Land base rent	190,168
Percentage rent	159,107
Total cash rental income	$1,008,895
Straight-line rent adjustments	(34,574)
Ground rent in revenue	21,347
Other rental revenue	498
Total rental income	$996,166

(1) Building base rent is subject to the annual rent escalators described above.

As of December 31, 2019, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2020	$959,603	$(2,567)	$12,223	$969,259
2021	926,874	21,786	12,045	960,705
2022	926,874	21,786	12,051	960,711
2023	920,236	21,786	12,057	954,079
2024	887,046	21,786	12,063	920,895
Thereafter	10,984,406	243,908	72,882	11,301,196
Total	$15,605,039	$328,485	$133,321	$16,066,845

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. For further details on these tenant paid ground leases, refer to Note 7.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. At December 31, 2019, the Company has two loans, the proceeds of which were used to acquire real estate, the Belterra Park Loan and the Eldorado Loan. During the years ended December 31, 2019 and 2018, the Company recognized interest income from these real estate loans of $28.9 million and $6.9 million, respectively.
Gaming, Food, Beverage and Other Revenues
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities. During the years ended December 31, 2019 and 2018, the Company recognized gaming, food, beverage and other revenue of $128.4 million and $132.5 million, respectively.

13.    Stock-Based Compensation
As of December 31, 2019, the Company had 1,750,857 shares available for future issuance under the Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan"). The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2019, there was $5.1 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.62 years. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $7.5 million, $4.7 million and $6.0 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2019, 2018 and 2017, was $10.1 million, $10.0 million and $7.3 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2019 and 2018:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	344,744	$29.69
Granted	283,183	$23.34
Released	(273,286)	$18.16
Canceled	(54,999)	$33.34
Outstanding at December 31, 2018	299,642	$33.53
Granted	317,290	$22.69
Released	(299,961)	$21.47
Canceled	—	$—
Outstanding at December 31, 2019	316,971	$34.10

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases and meet a minimum market capitalization. As of December 31, 2019, there was $8.9 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.67 years.  For the years ended December 31, 2019, 2018 and 2017, the Company recognized $8.7 million, $6.4 million and $9.7 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2019, and 2018 was $14.7 million and $20.1 million, respectively. No performance-based stock awards were released during the year ended December 31, 2017.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2019 and 2018:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,664,000	$17.49
Granted	556,000	$20.64
Released	(548,000)	$17.29
Canceled	(330,000)	$18.60
Outstanding at December 31, 2018	1,342,000	$18.60
Granted	512,000	$17.85
Released	(447,334)	$17.22
Canceled	(23,332)	$18.63
Outstanding at December 31, 2019	1,383,334	$18.77

14.    Income Taxes
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
The components of the Company's deferred tax assets and liabilities, related to its TRS, are as follows:

Year ended December 31,	2019	2018
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,597	$1,416
Property and equipment	5,844	5,405
Interest expense	596	313
Net deferred tax assets	8,037	7,134
Deferred tax liabilities:
Property and equipment	(624)	(757)
Intangibles	(1,636)	(1,460)
Net deferred tax liabilities	(2,260)	(2,217)
Net:	$5,777	$4,917

The provision for income taxes charged to operations for years ended December 31, 2019, 2018 and 2017 was as follows:

Year ended December 31,	2019	2018	2017
	(in thousands)
Current tax expense
Federal	$3,005	$2,856	$7,039
State	2,514	2,630	3,309
Total current	5,519	5,486	10,348
Deferred tax (benefit) expense
Federal	(667)	(512)	(166)
State	(88)	(10)	(395)
Total deferred	(755)	(522)	(561)
Total provision	$4,764	$4,964	$9,787

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2019, 2018 and 2017:

Year ended December 31,	2019	2018	2017
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State and local income taxes	0.5%	0.6%	0.6%
Federal tax rate change	—%	—%	0.5%
REIT conversion benefit	(20.3)%	(23.8)%	(33.6)%
Goodwill impairment charges	—%	3.6%	—%
	1.2%	1.4%	2.5%

Year ended December 31,	2019	2018	2017
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$83,086	$72,341	$136,636
State and local income taxes	2,051	2,246	2,284
Federal tax rate change	—	—	1,818
REIT conversion benefit	(80,397)	(82,151)	(130,876)
Goodwill impairment charges	—	12,485	—
Permanent differences	23	19	49
Other miscellaneous items	1	24	(124)
	$4,764	$4,964	$9,787
The Company is still subject to federal income tax examinations for its years ended December 31, 2016 and forward.

15. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	214,667	213,720	210,705
Assumed conversion of employee stock-based awards	—	206	644
Assumed conversion of restricted stock awards	117	80	155
Assumed conversion of performance-based restricted stock awards	1,002	773	1,248
Diluted weighted-average common shares outstanding	215,786	214,779	212,752

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share and share amounts)
Calculation of basic EPS:
Net income	$390,881	$339,516	$380,598
Less: Net income allocated to participating securities	(576)	(475)	(622)
Net income attributable to common shareholders	$390,305	$339,041	$379,976
Weighted-average common shares outstanding	214,667	213,720	210,705
Basic EPS	$1.82	$1.59	$1.80

Calculation of diluted EPS:
Net income	$390,881	$339,516	$380,598
Diluted weighted-average common shares outstanding	215,786	214,779	212,752
Diluted EPS	$1.81	$1.58	$1.79

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	—	13,335	3,483

16.     Shareholders' Equity

Common Stock

ATM Program

On August 14, 2019, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings (the "2019 ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2019 ATM Program. The 2019 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2019 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $600 million. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

In connection with the 2019 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement.
During the year ended December 31, 2019, GLPI sold 1,500 shares of its common stock at an average price of $43.17 per share under the 2019 ATM Program, which generated gross proceeds of approximately $65 thousand. The Company incurred legal and other fees in connection with the ATM Program, which resulted in net costs of $255 thousand. During the year ended December 31, 2017, GLPI sold 3,864,872 shares of its common stock at an average price of $36.22 per share under a previously authorized ATM Program, which generated gross proceeds of approximately $140.0 million (net proceeds of approximately $139.4 million). The Company used the net proceeds from the 2017 sales to partially fund its acquisition of the Tunica Properties' real estate assets. As of December 31, 2019, the Company had $599.9 million remaining for issuance under the 2019 ATM Program and had not entered into any forward sale agreements.

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2019
February 19, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,978
August 20, 2019	September 6, 2019	Common Stock	$0.68	Third Quarter 2019	September 20, 2019	$145,984
November 26, 2019	December 13, 2019	Common Stock	$0.70	Fourth Quarter 2019	December 27, 2019	$150,285
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631
July 31, 2018	September 7, 2018	Common Stock	$0.63	Third Quarter 2018	September 21, 2018	$134,844
October 12, 2018	December 14, 2018	Common Stock	$0.68	Fourth Quarter 2018	December 28, 2018	$145,627
2017
February 1, 2017	March 13, 2017	Common Stock	$0.62	First Quarter 2017	March 24, 2017	$129,007
April 25, 2017	June 16, 2017	Common Stock	$0.62	Second Quarter 2017	June 30, 2017	$131,554
July 25, 2017	September 8, 2017	Common Stock	$0.63	Third Quarter 2017	September 22, 2017	$133,936
October 19, 2017	December 1, 2017	Common Stock	$0.63	Fourth Quarter 2017	December 15, 2017	$133,942

In addition for the years ended December 31, 2019, 2018 and 2017, dividend payments were made to or accrued for GLPI restricted stock award holders and for both GLPI and Penn unvested employee stock options in the amount of $0.9 million, $0.8 million and $0.9 million, respectively.

A summary of the Company's common stock distributions for the years ended December 31, 2019, 2018 and 2017 is as follows (unaudited):

	Year Ended December 31,
	2019	2018	2017
	(in dollars per share)
Qualified dividends	$0.0387	$0.0391	$0.0543
Non-qualified dividends	2.2649	2.2955	2.2436
Capital gains	0.0353	0.0270	0.0371
Non-taxable return of capital	0.4011	0.2084	0.1650
Total distributions per common share	$2.74	$2.57	$2.50

Percentage classified as qualified dividends	1.41%	1.52%	2.17%
Percentage classified as non-qualified dividends	82.66%	89.32%	89.75%
Percentage classified as capital gains	1.29%	1.05%	1.48%
Percentage classified as non-taxable return of capital	14.64%	8.11%	6.60%
	100.00%	100.00%	100.00%

17.    Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital (1)	TRS Properties	Total
	(in thousands)
For the year ended December 31, 2019
Total revenues	$1,025,082	$128,391	$1,153,473
Income from operations	694,215	23,208	717,423
Interest expense	291,114	10,406	301,520
Income before income taxes	382,841	12,804	395,645
Income tax expense	657	4,107	4,764
Net income	382,184	8,697	390,881
Depreciation	232,708	7,727	240,435
Capital project expenditures	—	—	—
Capital maintenance expenditures	22	2,995	3,017

For the year ended December 31, 2018
Total revenues	$923,182	$132,545	$1,055,727
Income (loss) from operations	630,122	(36,312)	593,810
Interest expense	237,278	10,406	247,684
Income (loss) before income taxes	391,196	(46,716)	344,480
Income tax expense	855	4,109	4,964
Net income (loss)	390,341	(50,825)	339,516
Depreciation	127,696	9,397	137,093
Capital project expenditures	20	—	20
Capital maintenance expenditures	55	4,229	4,284

For the year ended December 31, 2017
Total revenues	$829,221	$142,086	$971,307
Income from operations	578,661	26,857	605,518
Interest expense	206,662	10,406	217,068
Income before income taxes	373,931	16,454	390,385
Income tax expense	1,099	8,688	9,787
Net income	372,832	7,766	380,598
Depreciation	102,652	10,828	113,480
Capital project expenditures	78	—	78
Capital maintenance expenditures	—	3,178	3,178

Balance sheet at December 31, 2019
Total assets	$8,299,143	$135,155	$8,434,298

Balance sheet at December 31, 2018
Total assets	$8,441,345	$135,948	$8,577,293

(1)              Interest expense is net of intercompany interest eliminations of $10.4 million for each of the years ended December 31, 2019, 2018 and 2017.

18.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Prior Year Acquisitions

2018

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger the Company acquired the real property assets of Plainridge Park from Penn for approximately $250.9 million. This property was added to the Amended Pinnacle Master Lease via the fourth amendment to the Pinnacle Master Lease and is leased to Penn who will continue to operate the property. The initial annual cash rent of $25.0 million for Plainridge Park will not be subject to rent escalators or adjustments.

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

On October 1, 2018, the Company acquired the real property assets of five casino properties from Tropicana and certain of its affiliates for approximately $992.5 million, pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge and the rights to six long-term ground leases for land on which the operations of the acquired Tropicana properties reside. Concurrent with the Tropicana Acquisition, Eldorado acquired the operating assets of these properties from Tropicana pursuant to the Tropicana Merger Agreement and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions. Initial annual rent under the Eldorado Master Lease was $87.6 million and is subject to annual rent escalators and biennial percentage rent adjustments.
Purchase price allocations are primarily based on the fair values of assets acquired and liabilities assumed at the time of acquisition. The following table summarizes the purchase price allocation of the assets acquired in the Tropicana Acquisition (in thousands):

Real estate investments, net	$948,217
Land rights, net	44,331
Total purchase price	$992,548

2017

On May 1, 2017, the Company acquired the real property assets of Bally's Casino Tunica (subsequently re-branded as the 1st Jackpot Casino) and Resorts Casino Tunica (the "Tunica Properties") for $82.9 million. The Company acquired both Bally's Casino Tunica and Resorts Casino Tunica, as well as the Resorts Hotel and land at Bally's Casino Tunica. Land rights to three long-term ground leases related to the Tunica Properties were also acquired in the transaction. Penn purchased the operating assets of the Tunica Properties directly from the seller and originally operated both properties and leased the real assets from the Company under the Penn Master Lease. On June 30, 2019, Penn closed the Resorts Casino Tunica property. The closure of this property resulted in the acceleration of depreciation and amortization of the building and land right assets, which the Company recorded on its books in conjunction with the acquisition of this property.

Subsequent to the property's closure, the Company also entered into an agreement to terminate the long-term ground lease for the Resorts Casino Tunica property, which will be effective in February 2020. In connection with the exercised termination option, the Company remeasured the lease liability and adjusted the right-of-use asset it had recorded on its consolidated balance sheet for this lease to align with the new termination date. The closure, however, has no impact on the rent collected from Penn under the Penn Master Lease, as the Company's lease with Penn is unitary cross-collateralized and does not allow for rent reductions for individual property closures. Furthermore, the rent under Company's ground lease is currently paid by the tenant but is required to be reported on a gross basis on our financial statements under ASC 842.

19.    Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2019
Total revenues	$287,864	$289,013	$287,612	$288,984	(1)	(2)
Income from operations	170,775	170,767	187,625	188,256	(2)
Net income	93,010	93,033	90,547	114,291	(3)

Earnings per common share:
Basic earnings per common share	$0.43	$0.43	$0.42	$0.53
Diluted earnings per common share	$0.43	$0.43	$0.42	$0.53

2018
Total revenues	$244,050	$254,221	$254,139	$303,317	(1)	(2)
Income from operations	151,851	153,241	164,834	123,884	(2)
Net income	96,772	91,998	104,815	45,931	(4)

Earnings per common share:
Basic earnings per common share	$0.45	$0.43	$0.49	$0.21
Diluted earnings per common share	$0.45	$0.43	$0.49	$0.21

(1)    In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company is no longer required to gross-
up its revenues for real estate taxes paid directly by its tenants. This change had no impact to the Company's operating results as these revenue gross-ups were offset with a gross-up to our operating expenses.

(2)    During October 2018, the Company acquired the real property assets of five casino properties from Tropicana and leased these assets to Eldorado under the Eldorado Master Lease. Also during October 2018, in conjunction with the Penn-Pinnacle Merger, the Company acquired the real property assets of Plainridge Park and added this property to the
Amended Pinnacle Master Lease. These transactions, in addition to the treatment of the Amended Pinnacle Master Lease as an operating lease in its entirety, as detailed in Note 18 were the primary drivers for the Company's improved operating results in 2019 as compared to 2018.

(3)    During March 2019, the Company recorded a $13.0 million loan impairment charge related to the write-off of the
Casino Queen Loan. During June 2019, the Company recorded accelerated depreciation and amortization expense in the aggregate amount of $16.6 million related to the closure of the Resorts Casino Tunica property by our tenant. In September 2019, the Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer of approximately $21.0 million. The absence of any unusual charges in the fourth quarter is the driving factor in increased net income for the period.

(4)    During the fourth quarter of 2018, the Company recorded an impairment charge of $59.5 million, related to the goodwill recorded on the books of its subsidiary, Hollywood Casino Baton Rouge. This was the largest driver of the decrease in the Company's net income during the fourth quarter of 2018. For further information on the impairment charge see Note 8.

20.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2019	2018	2017
	(in thousands)
Cash paid for income taxes, net of refunds received	$5,554	$5,389	$11,646
Cash paid for interest	274,530	229,779	204,442

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its consolidated balance sheet to represent its rights to underlying assets and future lease obligations. In conjunction with the October 2018 Penn-Pinnacle Merger, the Company reassessed the classification of the Pinnacle Master Lease and determined the new lease agreement qualified for operating lease treatment in its entirety. Therefore, on October 15, 2018, the building assets of $2.6 billion previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were reclassified to real estate assets on the Company's consolidated balance sheet. The Company did not engage in any other noncash investing and financing activities during the years ended December 31, 2019, 2018 and 2017.

21.    Supplementary Consolidating Financial Information of Parent Guarantor and Subsidiary Issuers

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

Summarized balance sheet information as of December 31, 2019 and 2018 and summarized income statement and cash flow information for the years ended December 31, 2019, 2018 and 2017 for GLPI as the parent guarantor, for GLP Capital, L.P. and GLP Financing II, Inc. as the subsidiary issuers and the other subsidiary non-issuers is presented below.

At December 31, 2019 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,514,806	$4,585,749	$—	$7,100,555
Property and equipment, used in operations, net	—	16,607	77,473	—	94,080
Real estate loans	—	246,000	57,684	—	303,684
Right-of-use assets and land rights, net	—	181,593	657,141	—	838,734
Cash and cash equivalents	—	4,281	22,542	—	26,823
Prepaid expenses	—	1,243	2,222	763	4,228
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,074,245	5,082,624	2,498,577	(9,655,446)	—
Deferred tax assets	—	—	6,056	—	6,056
Other assets	—	31,766	2,728	—	34,494
Total assets	$2,074,245	$8,272,515	$7,935,816	$(9,848,278)	$8,434,298

Liabilities
Accounts payable	$—	$817	$189	$—	$1,006
Accrued expenses	—	706	5,533	—	6,239
Accrued interest	—	60,695	—	—	60,695
Accrued salaries and wages	—	10,798	3,023	—	13,821
Gaming, property, and other taxes	—	480	464	—	944
Income taxes	—	(51)	(712)	763	—
Lease liabilities	—	89,856	94,115	—	183,971
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,737,962	—	—	5,737,962
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	271,837	56,648	—	328,485
Deferred tax liabilities	—	—	279		279
Other liabilities	—	25,170	1,481	—	26,651
Total liabilities	—	6,198,270	354,615	(192,832)	6,360,053

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2019)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,694,165 shares issued and outstanding at December 31, 2019)	2,147	2,147	2,147	(4,294)	2,147
Additional paid-in capital	3,959,383	3,959,384	9,839,709	(13,799,093)	3,959,383
Retained accumulated (deficit) earnings	(1,887,285)	(1,887,286)	(2,260,655)	4,147,941	(1,887,285)
Total shareholders’ equity (deficit)	2,074,245	2,074,245	7,581,201	(9,655,446)	2,074,245
Total liabilities and shareholders’ equity (deficit)	$2,074,245	$8,272,515	$7,935,816	$(9,848,278)	$8,434,298

Year ended December 31, 2019 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$552,980	$443,186	$—	$996,166
Interest income from real estate loans	—	22,471	6,445	—	28,916
Total income from real estate	—	575,451	449,631	—	1,025,082
Gaming, food, beverage and other	—	—	128,391	—	128,391
Total revenues	—	575,451	578,022	—	1,153,473
Operating expenses
Gaming, food, beverage and other	—	—	74,700	—	74,700
Land rights and ground lease expense	—	24,375	18,063	—	42,438
General and administrative	—	42,505	22,972	—	65,477
Depreciation	—	124,401	116,034	—	240,435
Loan impairment charges	—	—	13,000	—	13,000
Total operating expenses	—	191,281	244,769	—	436,050
Income from operations	—	384,170	333,253	—	717,423

Other income (expenses)
Interest expense	—	(301,520)	—	—	(301,520)
Interest income	—	755	1	—	756
Losses on debt extinguishment	—	(21,014)	—	—	(21,014)
Intercompany dividends and interest	—	494,179	7,726	(501,905)	—
Total other income (expenses)	—	172,400	7,727	(501,905)	(321,778)

Income before income taxes	—	556,570	340,980	(501,905)	395,645
Income tax expense	—	657	4,107	—	4,764
Net income	$—	$555,913	$336,873	$(501,905)	$390,881

Year ended December 31, 2019 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$555,913	$336,873	$(501,905)	$390,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	133,693	125,278	—	258,971
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	11,455	—	—	11,455
Losses on dispositions of property	—	8	84	—	92
Deferred income taxes	—	—	(755)	—	(755)
Stock-based compensation	—	16,198	—	—	16,198
Straight-line rent adjustments	—	2,653	31,921	—	34,574
Losses on debt extinguishment	—	21,014	—	—	21,014
Loan impairment charges	—	—	13,000	—	13,000

(Increase) decrease,
Prepaid expenses and other assets	—	(5,101)	(1,217)	248	(6,070)
Intercompany	—	(430)	430	—	—
(Decrease) increase,
Accounts payable	—	(1,652)	147	—	(1,505)
Accrued expenses	—	(58)	(212)	—	(270)
Accrued interest	—	15,434	—	—	15,434
Accrued salaries and wages	—	(3,830)	641	—	(3,189)
Gaming, property and other taxes	—	51	(171)	—	(120)
Income taxes	—	(49)	297	(248)	—
Other liabilities	—	634	(42)	—	592
Net cash provided by (used in) operating activities	—	745,933	506,274	(501,905)	750,302
Investing activities
Capital maintenance expenditures	—	(22)	(2,995)	—	(3,017)
Proceeds from sale of property and equipment	—	182	18	—	200
Net cash provided by (used in) investing activities	—	160	(2,977)	—	(2,817)
Financing activities
Dividends paid	(589,128)	—	—	—	(589,128)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(9,058)	—	—	—	(9,058)
ATM Program offering costs and proceeds from issuance of common stock, net	(255)	—	—	—	(255)
Proceeds from issuance of long-term debt	—	1,358,853	—	—	1,358,853
Financing costs	—	(10,029)	—	—	(10,029)
Repayments of long-term debt	—	(1,477,949)	—	—	(1,477,949)
Premium and related costs paid on tender of senior unsecured notes	—	(18,879)	—	—	(18,879)
Intercompany financing	598,441	(598,440)	(501,906)	501,905	—
Net cash (used in) provided by financing activities	—	(746,444)	(501,906)	501,905	(746,445)
Net (decrease) increase in cash and cash equivalents	—	(351)	1,391	—	1,040
Cash and cash equivalents at beginning of period	—	4,632	21,151	—	25,783
Cash and cash equivalents at end of period	$—	$4,281	$22,542	$—	$26,823

At December 31, 2018 Consolidating Balance Sheet	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Assets
Real estate investments, net	$—	$2,637,404	$4,694,056	$—	$7,331,460
Land rights, net	—	100,938	572,269	—	673,207
Property and equipment, used in operations, net	—	18,577	82,307	—	100,884
Real estate loans	—	246,000	57,684	—	303,684
Cash and cash equivalents	—	4,632	21,151	—	25,783
Prepaid expenses	—	27,071	2,885	1,011	30,967
Goodwill	—	—	16,067	—	16,067
Other intangible assets	—	—	9,577	—	9,577
Loan receivable	—	—	13,000	—	13,000
Intercompany loan receivable	—	193,595	—	(193,595)	—
Intercompany transactions and investment in subsidiaries	2,265,607	5,247,229	2,697,241	(10,210,077)	—
Deferred tax assets	—	—	5,178	—	5,178
Other assets	—	47,378	20,108	—	67,486
Total assets	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Liabilities
Accounts payable	$—	$2,469	$42	$—	$2,511
Accrued expenses	—	23,587	6,710	—	30,297
Accrued interest	—	45,261	—	—	45,261
Accrued salaries and wages	—	14,628	2,382	—	17,010
Gaming, property, and other taxes	—	24,055	18,824	—	42,879
Income taxes	—	(2)	(1,009)	1,011	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	—	5,853,497	—	—	5,853,497
Intercompany loan payable	—	—	193,595	(193,595)	—
Deferred rental revenue	—	269,185	24,726	—	293,911
Deferred tax liabilities	—	—	261	—	261
Other liabilities	—	24,536	1,523	—	26,059
Total liabilities	—	6,257,216	247,054	(192,584)	6,311,686

Shareholders’ equity (deficit)
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2018)	—	—	—	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 214,211,932 shares issued and outstanding at December 31, 2018)	2,142	2,142	2,142	(4,284)	2,142
Additional paid-in capital	3,952,503	3,952,506	9,832,830	(13,785,336)	3,952,503
Retained accumulated (deficit) earnings	(1,689,038)	(1,689,040)	(1,890,503)	3,579,543	(1,689,038)
Total shareholders’ equity (deficit)	2,265,607	2,265,608	7,944,469	(10,210,077)	2,265,607
Total liabilities and shareholders’ equity (deficit)	$2,265,607	$8,522,824	$8,191,523	$(10,402,661)	$8,577,293

Year ended December 31, 2018 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$437,211	$310,443	$—	$747,654
Income from direct financing lease	—	—	81,119	—	81,119
Interest income from real estate loans	—	5,590	1,353	—	6,943
Real estate taxes paid by tenants	—	46,327	41,139	—	87,466
Total income from real estate	—	489,128	434,054	—	923,182
Gaming, food, beverage and other	—	—	132,545	—	132,545
Total revenues	—	489,128	566,599	—	1,055,727
Operating expenses
Gaming, food, beverage and other	—	—	77,127	—	77,127
Real estate taxes	—	46,443	42,314	—	88,757
Land rights and ground lease expense	—	10,156	18,202	—	28,358
General and administrative	—	49,161	21,967	—	71,128
Depreciation	—	97,632	39,461	—	137,093
Goodwill impairment charges	—	—	59,454	—	59,454
Total operating expenses	—	203,392	258,525	—	461,917
Income from operations	—	285,736	308,074	—	593,810

Other income (expenses)
Interest expense	—	(247,684)	—	—	(247,684)
Interest income	—	1,355	472	—	1,827
Losses on debt extinguishment	—	(3,473)	—	—	(3,473)
Intercompany dividends and interest	—	460,044	10,280	(470,324)	—
Total other income (expenses)	—	210,242	10,752	(470,324)	(249,330)

Income before income taxes	—	495,978	318,826	(470,324)	344,480
Income tax expense	—	855	4,109	—	4,964
Net income	$—	$495,123	$314,717	$(470,324)	$339,516

Year ended December 31, 2018 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$495,123	$314,717	$(470,324)	$339,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	99,678	48,687	—	148,365
Amortization of debt issuance costs, bond premiums and original issuance discounts	—	12,167	—	—	12,167
Losses on dispositions of property	—	75	234	—	309
Deferred income taxes	—	—	(522)	—	(522)
Stock-based compensation	—	11,152	—	—	11,152
Straight-line rent adjustments	—	49,166	12,722	—	61,888
Losses on debt extinguishment	—	3,473	—	—	3,473
Goodwill impairment charges	—	—	59,454	—	59,454

Decrease (increase),
Prepaid expenses and other assets	—	(1,777)	477	627	(673)
Intercompany	—	66	(66)	—	—
(Decrease) increase,	0	0		0
Accounts payable	—	1,851	(55)	—	1,796
Accrued expenses	—	(205)	79	—	(126)
Accrued interest	—	12,020	—	—	12,020
Accrued salaries and wages	—	6,796	(595)	—	6,201
Gaming, property and other taxes	—	(78)	(71)	—	(149)
Income taxes	—	304	323	(627)	—
Other liabilities	—	55	(493)	—	(438)
Net cash provided by (used in) operating activities	—	689,866	434,891	(470,324)	654,433
Investing activities
Capital project expenditures	—	(20)	—	—	(20)
Capital maintenance expenditures	—	(55)	(4,229)	—	(4,284)
Proceeds from sale of property and equipment	—	3,195	16	—	3,211
Acquisition of real estate assets	—	(985,750)	(257,716)	—	(1,243,466)
Originations of real estate loans	—	(246,000)	(57,684)	—	(303,684)
Collection of principal payments on investment in direct financing lease	—	—	38,459	—	38,459
Net cash (used in) provided by investing activities	—	(1,228,630)	(281,154)	—	(1,509,784)
Financing activities
Dividends paid	(550,435)	—	—	—	(550,435)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	7,537	—	—	—	7,537
Proceeds from issuance of long-term debt, net of unamortized debt issuance costs,bond premium and original issuance discounts	—	2,593,405	—	—	2,593,405
Financing costs	—	(32,426)	—	—	(32,426)
Repayments of long-term debt	—	(1,164,117)	—	—	(1,164,117)
Premium and related costs paid on tender of senior unsecured notes	—	(1,884)	—	—	(1,884)
Intercompany financing	542,898	(858,316)	(154,906)	470,324	—
Net cash provided by (used in) financing activities	—	536,662	(154,906)	470,324	852,080
Net decrease in cash and cash equivalents	—	(2,102)	(1,169)	—	(3,271)
Cash and cash equivalents at beginning of period	—	6,734	22,320	—	29,054
Cash and cash equivalents at end of period	$—	$4,632	$21,151	$—	$25,783

Year ended December 31, 2017 Consolidating Statement of Income	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non- Issuers	Eliminations	Consolidated
	(in thousands)
Revenues
Rental income	$—	$398,070	$273,120	$—	$671,190
Income from direct financing lease	—	—	74,333	—	74,333
Real estate taxes paid by tenants	—	43,672	40,026	—	83,698
Total income from real estate	—	441,742	387,479	—	829,221
Gaming, food, beverage and other	—	—	142,086	—	142,086
Total revenues	—	441,742	529,565	—	971,307
Operating expenses
Gaming, food, beverage and other	—	—	80,487	—	80,487
Real estate taxes	—	43,755	40,911	—	84,666
Land rights and ground lease expense	—	5,895	18,110	—	24,005
General and administrative	—	39,863	23,288	—	63,151
Depreciation	—	93,948	19,532	—	113,480
Total operating expenses	—	183,461	182,328	—	365,789
Income from operations	—	258,281	347,237	—	605,518

Other income (expenses)
Interest expense	—	(217,068)	—	—	(217,068)
Interest income	—	—	1,935	—	1,935
Intercompany dividends and interest	—	451,295	12,318	(463,613)	—
Total other income (expenses)	—	234,227	14,253	(463,613)	(215,133)

Income before income taxes	—	492,508	361,490	(463,613)	390,385
Income tax expense	—	1,099	8,688	—	9,787
Net income	$—	$491,409	$352,802	$(463,613)	$380,598

Year ended December 31, 2017 Consolidating Statement of Cash Flows	Parent Guarantor	Subsidiary Issuers	Other Subsidiary Non-Issuers	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$—	$491,409	$352,802	$(463,613)	$380,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	95,058	28,777	—	123,835
Amortization of debt issuance costs	—	13,026	—	—	13,026
Losses on dispositions of property	—	—	530	—	530
Deferred income taxes	—	—	(561)	—	(561)
Stock-based compensation	—	15,636	—	—	15,636
Straight-line rent adjustments	—	56,815	9,156	—	65,971

(Increase) decrease,
Prepaid expenses and other assets	—	(5,703)	1,268	(897)	(5,332)
Intercompany	—	317	(317)	—	—
Increase (decrease),	0	0		0
Accounts payable	—	148	(569)	—	(421)
Accrued expenses	—	103	308	—	411
Accrued interest	—	(502)	—	—	(502)
Accrued salaries and wages	—	(79)	269	—	190
Gaming, property and other taxes	—	(505)	(12)	—	(517)
Income taxes	—	(325)	(572)	897	—
Other liabilities	—	6,591	(744)	—	5,847
Net cash provided by (used in) operating activities	—	671,989	390,335	(463,613)	598,711
Investing activities
Capital project expenditures	—	(78)	—	—	(78)
Capital maintenance expenditures	—	—	(3,178)	—	(3,178)
Proceeds from sale of property and equipment	—	10	924	—	934
Principal payments on loan receivable	—	—	13,200	—	13,200
Acquisition of real estate assets	—	(82,866)	(386)	—	(83,252)
Collection of principal payments on investment in direct financing lease	—	—	73,072	—	73,072
Net cash (used in) provided by investing activities	—	(82,934)	83,632	—	698
Financing activities
Dividends paid	(529,370)	—	—	—	(529,370)
Proceeds from exercise of options, net of taxes paid related to shares withheld for tax purposes on restricted stock award vestings	18,157	—	—	—	18,157
Proceeds from issuance of common stock, net of issuance costs	139,414	—	—	—	139,414
Proceeds from issuance of long-term debt	—	100,000	—	—	100,000
Repayments of long-term debt	—	(335,112)	—	—	(335,112)
Intercompany financing	371,799	(358,983)	(476,429)	463,613	—
Net cash (used in) provided by financing activities	—	(594,095)	(476,429)	463,613	(606,911)
Net decrease in cash and cash equivalents	—	(5,040)	(2,462)	—	(7,502)
Cash and cash equivalents at beginning of period	—	11,774	24,782	—	36,556
Cash and cash equivalents at end of period	$—	$6,734	$22,320	$—	$29,054

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (6)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,222	$342,392	$357,614	$150,315	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	68,924	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	(20)	19,194	101,104	120,298	61,511	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,599	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	40,111	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	52,883	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	138,278	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	81,702	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	40,605	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	35,033	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	21,456	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	53,256	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	67,802	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	28,362	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	49,446	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	87,157	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway (1)	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	14,949	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (1)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	16,065	2014	11/1/2013	31
Resorts Casino Tunica (2)	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	982	1995	5/1/2017	31
Ameristar Black Hawk (3)	Black Hawk, CO	—	243,092	334,024	—	243,092	334,024	577,116	13,617	2000	4/28/2016	31
Ameristar East Chicago (3)	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	5,788	1997	4/28/2016	31
Belterra Casino Resort (3)	Florence, IN	—	63,420	172,875	—	63,420	172,875	236,295	10,014	2000	4/28/2016	31

Ameristar Council Bluffs (3)	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	5,332	1996	4/28/2016	31
L'Auberge Baton Rouge (3)	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	7,747	2012	4/28/2016	31
Boomtown Bossier City (3)	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	4,829	2002	4/28/2016	31
L'Auberge Lake Charles (3)	Lake Charles, LA	—	14,831	310,877	—	14,831	310,877	325,708	15,412	2005	4/28/2016	31
Boomtown New Orleans (3)	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	2,866	1994	4/28/2016	31
Ameristar Vicksburg (3)	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	5,631	1994	4/28/2016	31
River City Casino & Hotel (3)	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	9,924	2010	4/28/2016	31
Ameristar Kansas City (3)	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	13,663	1997	4/28/2016	31
Ameristar St. Charles (3)	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	18,220	1994	4/28/2016	31
Jackpot Properties (3)	Jackpot, NV	—	48,785	61,550	—	48,785	61,550	110,335	4,596	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	4,827	2015	10/15/2018	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	386	181,918	141,370	323,288	18,630	2006	9/9/2016	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	16,615	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	15,386	1981	10/1/2018	31
Tropicana Evansville	Evansville, IN	—	47,439	146,930	—	47,439	146,930	194,369	5,727	1995	10/1/2018	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	3,517	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	845	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	—	11,873	52,400	64,273	3,160	1994	10/1/2018	31
		$—	$2,548,529	$5,573,416	$163,481	$2,544,738	$5,740,687	$8,285,425	$1,199,782
Headquarters Property:
GLPI Corporate Office (4)	Wyomissing, PA	$—	$750	$8,465	$58	$750	$8,523	$9,273	$1,159	2014/2015	9/19/2014	31
Other Properties
Other owned land (5)	various	$—	$6,798	$—	$—	$6,798	$—	$6,798	$—		10/1/18	N/A
		$—	$2,556,077	$5,581,881	$163,539	$2,552,286	$5,749,210	$8,301,496	$1,200,941

(1)Hollywood Casino at Dayton Raceway and Hollywood Casino at Mahoning Valley Race Course were jointly developed with Penn National Gaming, Inc. The costs capitalized subsequent to acquisition represent the capital expenditures incurred by the Company subsequent to the transfer of the development properties at Spin-Off. Both properties commenced operations and began paying rent during the year ended December 31, 2014.

(2)     We currently lease 86.6 acres in Tunica, Mississippi, where the Resorts Casino Tunica is located. This property is leased to Penn as part of the Penn Master Lease, however, the casino and hotel were closed by Penn in June 2019. As a result of the property closure, the Company entered into an agreement to terminate the long-term ground lease for this property, which will be effective in February 2020, at which time such ground lease will be removed from the Penn Master Lease.

(3)    During April 2016, the Company acquired substantially all of the real estate assets of Pinnacle and subsequently leased the assets back to Pinnacle. As discussed further in the footnotes to the consolidated financial statements, the Pinnacle Master Lease was originally bifurcated between an operating lease and a direct financing lease, resulting in the land that was subject to operating lease treatment being recorded as a real estate asset on the Company's consolidated balance sheet, while the building assets that triggered direct financing lease treatment were recorded as an investment in direct financing lease on the Company's consolidated balance sheet.

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

(4)    The Company's corporate headquarters building was completed in October 2015. The land was purchased on September 19, 2014 and construction on the building occurred through October 2015.

(5)    This includes undeveloped land the Company owns at locations other than its tenant occupied properties.

(6)    The aggregate cost for federal income tax purposes of the properties listed above was $7.95 billion at December 31, 2019. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Real Estate:	(in thousands)
Balance at the beginning of the period	$8,314,546	$4,519,501	$4,495,972
Acquisitions	—	1,199,135	23,507
Reclass of assets from investment in direct financing lease to real estate investments (1)	—	2,599,180	—
Capital expenditures and assets placed in service	—	—	32
Dispositions	(13,050)	(3,270)	(10)
Balance at the end of the period	$8,301,496	$8,314,546	$4,519,501
Accumulated Depreciation:
Balance at the beginning of the period	$(983,086)	$(857,456)	$(756,881)
Depreciation expense	(230,716)	(125,630)	(100,576)
Dispositions	12,861	—	1
Balance at the end of the period	$(1,200,941)	$(983,086)	$(857,456)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage (3)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Belterra Park Loan	11.20%	4/3/2051 (1)	interest paid monthly	—	57,684	57,684	—
					$57,684	$57,684	—

(1) The Belterra Park Loan matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051).

(3) The aggregate cost for federal income tax purposes of the mortgage loan listed above was approximately $58 million at December 31, 2019.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$303,684	$—
Additions during the period:
New mortgage loans	—	303,684
Deductions during the period:
Collections of principal	—	—
Other deductions (1)	(246,000)	—
Balance at the end of the period	$57,684	$303,684
(1) On October 1, 2019, the one-year anniversary of the Eldorado Loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2019, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the year ended December 31, 2019, the Company implemented new controls to ensure continued compliance with the new leasing guidance in ASC 842 that was adopted on January 1, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.

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

New York, New York
February 20, 2020

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2020 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2020 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2020 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2020 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
2. Financial Statement Schedules:
Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2019
Schedule IV. Mortgage Loans on Real Estate as of December 31, 2019
3. Exhibits, Including Those Incorporated by Reference.
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

2.4
Separation and Distribution Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc., Pinnacle Entertainment, Inc. and solely with respect to Article VIII, Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K filed on April 28, 2016).

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

2.7
Amendment No. 1 and Joinder to Purchase and Sale Agreement, dated as of October 1, 2018, by and among Tropicana Entertainment, Inc., Eldorado Resorts, Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K, filed on October 1, 2018).

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

4.2
First Supplemental Indenture, dated as of March 28, 2016, by and among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on March 28, 2016).

4.3
Second Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc, as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.4
Third Supplemental Indenture, dated as of April 28, 2016, by and among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers and Gaming and Leisure Properties, Inc. as Parent Guarantor and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.5
Fourth Supplemental Indenture, dated May 21, 2018, by and among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 4.375% Senior Notes due 2018. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K, filed on May 22, 2018).

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

4.7
Sixth Supplemental Indenture, dated May 21, 2018, by and among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.750% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.8
Seventh Supplemental Indenture, dated as of September 26, 2018, by and among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the Issuers' 5.300% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

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

4.10
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

4.11
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 30, 2013, establishing the 2018 Notes and the 2023 Notes. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on November 1, 2013).

4.12
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 31, 2013, establishing the 2020 Notes. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on November 1, 2013).

4.13	Form of 2021 Note (Incorporated by reference to Exhibit 4.3 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.14	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.15	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.16	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.17	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.18	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.19	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.20*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Exhibit	Description of Exhibit
10.16
Seventh Amendment to the Master Lease Agreement, dated as of October 31, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.17
Eighth Amendment to the Master Lease Agreement, dated as of November 20, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K filed on February 13, 2019).

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

10.24
First Amendment to Master Lease, dated June 6, 2019, by and among GLP Capital, L.P., Tropicana Entertainment, Inc. and Tropicana Atlantic City Corp. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed on August 8, 2019).

10.25
Master Lease Agreement, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.26
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., PNK Development 33, LLC and Pinnacle MLS, LLC dated December 17, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 19, 2017).

10.27
Tax Matters Agreement, dated as of November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

10.28
Tax Matters Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.29
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.30
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

10.31 #
Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long Term Incentive Compensation Plan, as amended on March 28, 2019. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 2, 2019).

Exhibit	Description of Exhibit
10.32#
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

10.34 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

10.35 #
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

10.37 #
Form of Board of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Amended and Restated Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-K filed on February 13, 2019.

10.38 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.39 #
Letter Agreement, dated as of April 24, 2018, by and between William J. Clifford and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 30, 2018).

10.40
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

101
The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.
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

Dated: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Peter M. Carlino

/s/ STEVEN T. SNYDER	Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Steven T. Snyder

/s/ DESIREE A. BURKE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 21, 2020
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 21, 2020
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 21, 2020
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 21, 2020
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 21, 2020
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 21, 2020
E. Scott Urdang