Form 10-Q
period 2020-03-31
Gaming & Leisure Properties, Inc.
filed 2020-05-01
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 30, 2020
Common Stock, par value $.01 per share	215,117,570

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 ("COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•COVID-19 has had, and is expected to continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants have been forced to close temporarily as federal, state and local officials have undertaken various steps to mitigate the spread of infections from COVID-19. If our tenants are unable to re-commence normal operations, our tenants may have difficulties in funding their rent obligations to us thereby requesting rent deferrals or receipt of non-cash assets in return for rent concessions;

•the time it may take our tenants and our casino operations to resume operations and the extent of time it may take for those operations to normalize;

•the impact that rising unemployment levels could have on discretionary consumer spending, including on casino operations;
•the current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to gather in large groups (including in casinos), which is expected to impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•unforeseen consequences related to United States government stimulus packages or a failure to mitigate the sharp economic downturn from COVID-19;

•our ability to realize significant value for the real property assets of Tropicana Las Vegas which we acquired from Penn National Gaming, Inc. ("Penn") in return for $307.5 million of rent credits;

•the ability and willingness of our tenants, operators and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including lease and note requirements and in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation to satisfy obligations under their existing credit facilities and other indebtedness;

•the availability of and the ability to identify suitable and attractive acquisition and development opportunities and the ability to acquire and lease the respective properties on favorable terms;

•the degree and nature of our competition;

•the ability to receive, or delays in obtaining, the regulatory approvals required to own and/or operate our properties, or other delays or impediments to completing our planned acquisitions or projects;

•our ability to maintain our status as a REIT, given the highly technical and complex Internal Revenue Code (the "Code") provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT qualification and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

•the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its REIT status;

•the ability of our tenants and operators to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract customers;

•the satisfaction of the loan made to Eldorado Resorts, Inc. ("Eldorado") by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company;

•the ability to generate sufficient cash flows to service our outstanding indebtedness;

•the access to debt and equity capital markets, including for acquisitions or refinancings due to maturities;

•adverse changes in our credit rating;

•fluctuating interest rates;

•the impact of global or regional economic conditions;

•the availability of qualified personnel and our ability to retain our key management personnel;

•GLPI's obligation to indemnify Penn and its subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

•changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net	$7,046,276	$7,100,555
Property and equipment, used in operations, net	92,443	94,080
Real estate loans	303,684	303,684
Right-of-use assets and land rights, net	835,027	838,734
Cash and cash equivalents	559,545	26,823
Prepaid expenses	4,544	4,228
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Deferred tax assets	5,529	6,056
Other assets	26,469	34,494
Total assets	$8,899,161	$8,434,298

Liabilities
Accounts payable	$339	$1,006
Accrued expenses	5,998	6,239
Accrued interest	77,564	60,695
Accrued salaries and wages	3,154	13,821
Gaming, property, and other taxes	810	944
Lease liabilities	183,298	183,971
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,255,714	5,737,962
Deferred rental revenue	337,129	328,485
Deferred tax liabilities	332	279
Other liabilities	22,518	26,651
Total liabilities	6,886,856	6,360,053

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and December 31, 2019)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 215,107,229 and 214,694,165 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	2,151	2,147
Additional paid-in capital	3,951,341	3,959,383
Accumulated deficit	(1,941,187)	(1,887,285)
Total shareholders’ equity	2,012,305	2,074,245
Total liabilities and shareholders’ equity	$8,899,161	$8,434,298

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$249,407	$247,678
Interest income from real estate loans	7,316	7,193
Total income from real estate	256,723	254,871
Gaming, food, beverage and other	26,759	32,993
Total revenues	283,482	287,864

Operating expenses
Gaming, food, beverage and other	16,503	19,022
Land rights and ground lease expense	8,078	9,249
General and administrative	15,988	17,240
Depreciation	56,563	58,578
Loan impairment charges	—	13,000
Total operating expenses	97,132	117,089
Income from operations	186,350	170,775

Other income (expenses)
Interest expense	(72,004)	(76,728)
Interest income	196	89
Losses on debt extinguishment	(17,329)	—
Total other expenses	(89,137)	(76,639)

Income before income taxes	97,213	94,136
Income tax expense	319	1,126
Net income	$96,894	$93,010

Earnings per common share:
Basic earnings per common share	$0.45	$0.43
Diluted earnings per common share	$0.45	$0.43

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
ATM Program offering costs, net of issuance of common stock	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2020	2019

Operating activities
Net income	$96,894	$93,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,583	61,668
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,770	2,891
Losses on dispositions of property	1	7
Deferred income taxes	38	(248)
Stock-based compensation	4,235	4,325
Straight-line rent adjustments	8,644	8,644
Losses on debt extinguishment	17,329	—
Loan impairment charges	—	13,000

(Increase), decrease
Prepaid expenses and other assets	6,467	(3,346)
Increase, (decrease)
Accounts payable	(667)	(1,809)
Accrued expenses	1,556	521
Accrued interest	16,869	52,962
Accrued salaries and wages	(10,667)	(10,162)
Gaming, property and other taxes	(134)	276
Income taxes	—	648
Other liabilities	(4,133)	(964)
Net cash provided by operating activities	198,785	221,423
Investing activities
Capital maintenance expenditures	(646)	(530)
Proceeds from sale of property and equipment	—	182
Net cash used in investing activities	(646)	(348)
Financing activities
Dividends paid	(150,796)	(146,202)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from exercise of options	(12,583)	(9,056)
Proceeds from issuance of stock from ATM Program offering costs	310	—
Proceeds from issuance of long-term debt	1,174,600	62,000
Financing costs	—	(236)
Repayments of long-term debt	(661,206)	(123,030)
Premium and related costs paid on tender of senior unsecured notes	(15,742)	—
Net cash provided by (used in) financing activities	334,583	(216,524)
Net increase in cash and cash equivalents	532,722	4,551
Cash and cash equivalents at beginning of period	26,823	25,783
Cash and cash equivalents at end of period	$559,545	$30,334

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

Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the "Eldorado Master Lease"). Additionally, on October 1, 2018, the Company made a loan to Eldorado in the amount of $246.0 million in connection with Eldorado’s acquisition of Lumière Place Casino and Hotel ("Lumière Place") (and together with the Tropicana Acquisition, the "Tropicana Transactions").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2020, GLPI’s portfolio consisted of interests in 44 gaming and related facilities, including the TRS Properties, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Eldorado, the real property associated with 4 gaming and related facilities operated by Boyd (including one mortgaged facility) and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states, contain approximately 22.1 million square feet and were 100% occupied at March 31, 2020.

In the first quarter of 2020, it became clear that there was a global outbreak of a new strain of novel coronavirus COVID-19 ("COVID-19"). The global, domestic and local response to the COVID-19 outbreak continues to evolve rapidly. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that require temporary closures of or imposed limitations on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March and their reopening dates are unknown and subject to factors outside of the Company's control.

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly given the uncertainty related to the COVID-19 outbreak described in Note 1. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2019 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

3.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). This ASU clarifies that entities should follow the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software to account for implementation costs of cloud computing arrangements that are service contracts. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company's adoption of ASU 2018-15 did not have an impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including mortgage and other loans receivable, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company assessed the impact of this pronouncement at March 31, 2020 and concluded that the impact of this pronouncement was immaterial.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("ASU 2020-04"). Reference rates such as London Interbank Offered Rate ("LIBOR") are widely used in a broad range of financial instruments and other agreements. Regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as "reference rate reform", to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. As a result of this reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. ASU 2020-04 provides optional expedients for applying the guidance for contract modifications or other situations affected by reference rate reform, specifically addressing the accounting for modifications of contracts within the scope of ASC Topics 310 on receivables, ASC 470 on debt, and ASC 842 on leases and ASC subtopic 815-15 on embedded derivatives. The Company is in the process of evaluating this pronouncement on its condensed consolidated financial statements.

4.              Real Estate Investments

Real estate investments, net, represents investments in 41 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Land and improvements	$2,552,285	$2,552,285
Building and improvements	5,749,211	5,749,211
Total real estate investments	8,301,496	8,301,496
Less accumulated depreciation	(1,255,220)	(1,200,941)
Real estate investments, net	$7,046,276	$7,100,555

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	March 31, 2020	December 31, 2019
	(in thousands)
Land and improvements	$30,499	$30,492
Building and improvements	116,904	116,904
Furniture, fixtures, and equipment	119,091	118,766
Construction in progress	434	120
Total property and equipment	266,928	266,282
Less accumulated depreciation	(174,485)	(172,202)
Property and equipment, net	$92,443	$94,080

6. Receivables

Real Estate Loans

At March 31, 2020, the Company has two loans, the proceeds of which were used to acquire real estate by the respective casino owner-operators. On October 1, 2018, Eldorado purchased the real estate assets of Lumière Casino and Hotel from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of a $246.0 million real estate loan (the "Eldorado Loan"). The Eldorado Loan had an interest rate equal to 9.09% until October 1, 2019, and then increased to 9.27% until its maturity. Until the one-year anniversary of the closing, the Eldorado Loan was secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the Eldorado Loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the Eldorado Loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing. The parties anticipate that the Eldorado Loan will be fully repaid on or prior to maturity by way of substitution of one or more additional Eldorado properties acceptable to Eldorado and the Company, which will be transferred to the Company and added to the Eldorado Master Lease.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). At March 31, 2020, the interest rate on the Belterra Park Loan was 11.20%.

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

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, 5-year term loan at 7% interest, pre-payable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. The Casino Queen Loan bears an interest rate of 15% and is pre-payable at any time.

On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through March 31, 2020, the interest due from CQ Holding Company under the Company's Casino Queen Loan was paid in kind. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Casino Queen Loan, related to financial covenant violations during the year ended December 31, 2018.
During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to be able to repay the $13.0 million of principal due to the Company under the Casino Queen Loan the full $13.0 million of principal was written off and an impairment charge was recorded for the three-month period ended March 31, 2019.
At March 31, 2020, Casino Queen was in violation of the rent coverage ratio required under the Casino Queen Lease and the Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default. At March 31, 2020, all lease payments due from Casino Queen remain current. See Note 17 for further discussion related to events subsequent to March 31, 2020.

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
Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

March 31, 2020
Right-of use assets - operating leases	$183,376
Land rights, net	651,651
Right-of-use assets and land rights, net	$835,027

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Land rights	$694,077	$694,077
Less accumulated amortization	(42,426)	(39,406)
Land rights, net	$651,651	$654,671

As of March 31, 2020, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$9,061
2021	12,081
2022	12,081
2023	12,081
2024	12,081
Thereafter	594,266
Total	$651,651

Lease Liabilities

At March 31, 2020, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$10,343
2021	13,752
2022	13,704
2023	13,638
2024	13,617
Thereafter	644,059
Total lease payments	$709,113
Less: interest	(525,815)
Present value of lease liabilities	$183,298

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)	(in thousands)
Operating lease cost	$3,695	$3,893
Variable lease cost	1,462	2,436
Short-term lease cost	227	238
Amortization of land right assets	3,020	3,090
Total lease cost	$8,404	$9,657

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

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2020
Weighted average remaining lease term - operating leases	53.40 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

Three Months Ended March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$488

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$185

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

8.              Long-term Debt

Long-term debt is as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Unsecured $1,175 million revolver	$1,174,600	$46,000
Unsecured term loan A-1	449,000	449,000
$1,000 million 4.875% senior unsecured notes due November 2020	—	215,174
$400 million 4.375% senior unsecured notes due April 2021	—	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
Finance lease liability	958	989
Total long-term debt	6,299,558	5,786,163
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(43,844)	(48,201)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,255,714	$5,737,962

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2020 (in thousands):

Within one year	$131
2-3 years	449,281
4-5 years	2,074,909
Over 5 years	3,775,237
Total minimum payments	$6,299,558

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility") consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021. At March 31, 2020, the interest rate on the term loan facility and revolver was LIBOR plus 1.50%.

The Company fully drew down on its revolving credit facility in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. At March 31, 2020, the Credit Facility had a gross outstanding balance of $1,623.6 million, consisting of the $449 million Term Loan A-1 facility and $1,174.6 million of borrowings under the revolving credit facility. Additionally, at March 31, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in no available borrowing capacity under the revolving credit facility as of March 31, 2020.

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

At March 31, 2020, the Company was in compliance with all required financial covenants under the Credit Facility. Additionally, the Company entered into an amendment at March 30, 2020, with the Company's credit facility lenders creditors which permits the fair value of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets.

Senior Unsecured Notes

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company’s outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company’s outstanding 4.375% senior unsecured notes due in April 2021. The Company recorded a loss on the early extinguishment of debt related to the current year redemption of $17.3 million, primarily for call premium charges and debt issuance write-offs.

At March 31, 2020, the Company had $4,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

9. Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. ASC 820 - Fair Value Measurements and Disclosures ("ASC 820") establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy related to the subjectivity of the valuation inputs are described below:

•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.

•Level 3: Unobservable inputs that reflect the reporting entity's own assumptions, as there is little, if any, related market activity.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$559,545	$559,545	$26,823	$26,823
Deferred compensation plan assets	23,654	23,654	28,855	28,855
Real estate loans	303,684	303,684	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	1,623,600	1,605,640	495,000	493,533
Senior unsecured notes	4,675,000	4,052,813	5,290,174	5,707,996

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. There were no assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2020; however, assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Three Months Ended March 31, 2019
	(in thousands)
Assets:
Loan receivable	$—	$—	$—	$13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under the Casino Queen Loan. During 2019, the operating results of
Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to repay the $13.0 million of principal due to it under the Casino Queen Loan, the full $13.0 million of principal was written off and an impairment charge was recorded in the condensed consolidated statement of income for the three months ended March 31, 2019. See Note 6 for further details surrounding the Casino Queen Loan.

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

11. Revenue Recognition

As of March 31, 2020, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Eldorado under the Eldorado Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease (the "Meadows Lease") and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease.

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Eldorado Master Lease are jointly and severally guaranteed by Eldorado and by most of Eldorado's subsidiaries that occupy and operate the facilities leased under the Eldorado Master Lease. The obligations under the Boyd Master Leases are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor of $22.9 million per year was triggered on Penn's Hollywood Casino Toledo property, as a result of Penn's May 2019 purchase of the operations of the

Greektown Casino-Hotel in Detroit, Michigan. Additionally, upon the May 2020 variable rent reset for the Amended Pinnacle Master Lease, Penn's January 2019 acquisition of Margaritaville will result in a floor on Boomtown Bossier City.

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the Penn Master Lease and Casino Queen Lease, respectively. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable. Moreover, under the terms of the Penn Master Lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the Penn Master Lease or Casino Queen Lease, respectively, would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, the Company concluded that the term of Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended by a fourth amendment to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the Amended Pinnacle Master Lease qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease did not represent a meaningful portion of Penn's business at the time Penn assumed the Amended Pinnacle Master Lease, the Company concluded that the lease term of the Amended Pinnacle Master Lease is 10 years, equal to the initial 10-year term only.

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term, was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Eldorado or Boyd would elect to exercise all lease renewal options under the Eldorado Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either Eldorado's or Boyd's business at lease inception. Therefore, the Company concluded that the lease term of the Eldorado Master Lease is 15 years and the lease term of the Boyd Master Lease is 10 years, equal to only the initial terms of such master leases.

Details of the Company's rental income for the three months ended March 31, 2020 was as follows (in thousands):

Three Months Ended March 31, 2020
Building base rent (1)	$167,325
Land base rent	47,592
Percentage rent	38,566
Total cash rental income	$253,483
Straight-line rent adjustments	(8,644)
Ground rent in revenue	4,491
Other rental revenue	77
Total rental income	$249,407

(1) Building base rent is subject to the annual rent escalators described above.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's condensed consolidated statements of income in the period earned. At March 31, 2020, the Company has two loans, the proceeds of which were used to acquire real estate, the Belterra Park Loan and the Eldorado Loan. During the three months ended March 31, 2020 and 2019, the Company recognized interest income from real estate loans of $7.3 million and $7.2 million, respectively.
Gaming, Food, Beverage and Other Revenues
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenue from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	215,090	214,626
Assumed conversion of restricted stock awards	50	54
Assumed conversion of performance-based restricted stock awards	309	608
Diluted weighted-average common shares outstanding	215,449	215,288

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share and share data)
Calculation of basic EPS:
Net income	$96,894	$93,010
Less: Net income allocated to participating securities	(144)	(158)
Net income attributable to common shareholders	$96,750	$92,852
Weighted-average common shares outstanding	215,090	214,626
Basic EPS	$0.45	$0.43

Calculation of diluted EPS:
Net income	$96,894	$93,010
Diluted weighted-average common shares outstanding	215,449	215,288
Diluted EPS	$0.45	$0.43

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	70,892	78,483

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

As of March 31, 2020, there was $10.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.06 years. For the three months ended March 31, 2020, the Company recognized $1.8 million of compensation expense associated with these awards, compared to $2.0 million for the three months ended March 31, 2019.

The following table contains information on restricted stock award activity for the three months ended March 31, 2020:

Number of Award Shares
Outstanding at December 31, 2019	316,971
Granted	263,587
Released	(251,390)
Canceled	(7,999)
Outstanding at March 31, 2020	321,169

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of March 31, 2020, there was $18.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.23 years.  For the three months ended March 31, 2020, the Company recognized $2.4 million of compensation expense associated with these awards, compared to $2.3 million for the three months ended March 31, 2019.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2020:

Number of Performance-Based Award Shares
Outstanding at December 31, 2019	1,383,334
Granted	504,000
Released	(446,667)
Canceled	(16,673)
Outstanding at March 31, 2020	1,423,994

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
During the three months ended March 31, 2020, the Company sold 7,971 shares of its common stock under the ATM Program at an average price of $45.90 per share, which generated gross proceeds of approximately $0.4 million (net proceeds of approximately $0.3 million). The Company has sold 9,471 shares of its common stock at an average price of $45.46 per share and generated gross proceeds of approximately $0.4 million (net proceeds of approximately $55 thousand) under the ATM Program. As of March 31, 2020, the Company had $599.6 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2020 and 2019:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574

2019
February 19, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954

In addition, for both the three months ended March 31, 2020 and 2019, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million.

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$256,723	$26,759	$283,482	$254,871	$32,993	$287,864
Income from operations	183,184	3,166	186,350	164,869	5,906	170,775
Interest expense	69,403	2,601	72,004	74,127	2,601	76,728
Income before income taxes	96,648	565	97,213	90,831	3,305	94,136
Income tax expense	127	192	319	68	1,058	1,126
Net income	96,521	373	96,894	90,763	2,247	93,010
Depreciation	54,776	1,787	56,563	56,175	2,403	58,578
Capital maintenance expenditures	88	558	646	2	528	530

(1)              Interest expense is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2020 and 2019.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for interest	$52,339	$20,850

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. The Company did not engage in any other noncash investing and financing activities during the three months ended March 31, 2020 and 2019.

17. Subsequent Events

On April 16, 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") in exchange for rent credits of $307.5 million. An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. The Company will conduct a sales process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above$307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds of the relevant sale agreement is signed at any time after 24 months from closing.

During April 2020, the Company collected all cash rents from its tenants with the exception of Casino Queen with whom the Company is in the process of negotiating a deferred rent agreement.

On April 29, 2020, the Company's Board of Directors declared a second quarter dividend of $0.60 per share of the Company's common stock, to be paid on June 26, 2020, to shareholders of record on May 13, 2020, of which $0.48 per share will be in the form of the Company's common stock and $0.12 per share will be paid in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Real Estate Investment Trust ("REIT"). The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn National Gaming, Inc. ("Penn") and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years, with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming, Inc. ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s Amended Pinnacle Master Lease (the "Boyd Master Lease"). The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center, whereby the Company loaned Boyd $57.7 million.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts Inc. ("Eldorado") acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado and a wholly-owned subsidiary of Eldorado and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by Eldorado) on the same terms and conditions (the "Eldorado Master Lease"). Additionally, on October 1, 2018 the Company entered into a loan agreement with Eldorado in connection with Eldorado’s acquisition of Lumière Place, whereby the Company loaned Eldorado $246.0 million.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2020, GLPI's portfolio consisted of interests in 44 gaming and related facilities, including the TRS Properties, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Eldorado, the real property associated with 4 gaming and related facilities operated by Boyd (including one financed property) and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 22.1 million square feet. As of March 31, 2020, our properties were 100% occupied.

As of March 31, 2020, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Eldorado. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis (the "Casino Queen Lease") and the Meadows property which is leased to Penn on a triple-net basis (the "Meadows Lease"). In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Additionally, in accordance with Accounting Standards Codification ("ASC") 842, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

Gaming revenue for our TRS Properties is derived primarily from gaming on slot machines and to a lesser extent, table game and poker revenue, which is highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities.
Recent Developments
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic are having material negative impacts on the global and United States economies that have resulted in an unprecedented drop in economic activity. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which has resulted in record unemployment claims that are expected to continue to rise in the near term, until the economy reopens. Additional impacts and recent developments include:

•Federal, state and local government officials have taken steps to require various non-essential businesses to close to slow the spread of COVID-19. As a result, all casinos have been closed across the country, which in turn has had a significant negative impact on our tenants' and our own operating results. At this time, it is uncertain when casinos and other non-essential businesses will reopen as well as the extent of the recovery in the regional gaming markets that our tenants primarily operate in, given the extent of damage to the economy. If our tenants' properties do not reopen in the near term, it is possible that our tenants may not be able to service their rent obligations. We may elect to enter into rent deferral agreements or accept non-cash assets to satisfy rent obligations in a manner similar to the transaction with Penn, which is discussed below.
•On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas Casino Hotel Resort (“Tropicana Las Vegas”) from Penn in exchange for rent credits of $307.5 million, which is expected to be applied to rent due under the parties’ existing leases for the months of May, June, July, August, October and a portion of November 2020. Penn will otherwise be obligated to continue making cash rent payments to GLPI, including cash rent in April (which was received in full), September, November and December 2020. We also continue to expect to complete the acquisition of the land under Penn's gaming facility under construction in Morgantown, Pennsylvania, in exchange for $30 million in rent credits.

•An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. We will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing. In addition, after the completion of the Morgantown transaction, the Company will lease the property back to an affiliate of Penn for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property to the public. Penn will guaranty the performance of its affiliates under the Tropicana Las Vegas and Morgantown leases.

•The Company granted Penn the exclusive right until December 31, 2020 to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, with the closing of such purchase, provided Penn exercises its option and subject to regulatory approvals, expected to occur during calendar year 2021 on a date selected by Penn with reasonable prior notice to the Company unless otherwise agreed by both parties. Upon closing, the Company will lease the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent of $7.77 million, subject to escalation provisions.

•In addition, Penn will exercise the next scheduled five-year renewals under each of its two master leases with the Company, and the terms of the master lease covering Penn’s Hollywood Casino at Penn National Racecourse, located in Grantville, Pennsylvania, will be amended to provide the Company with protection from any adverse impact on the lease escalation provisions resulting from decreased net revenues from such facility.

•Also, the Company granted Penn the option to exercise an additional five-year renewal term at the end of the lease term for each of the two master leases, subject to certain regulatory approvals.

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak and will follow precautionary guidelines once they reopen. We are unable to predict when these facilities will resume operations at this time nor can we predict how they will perform once they reopen.
•In March 2020, to strengthen our liquidity position and financial flexibility through an indefinite period of property closures, we borrowed just over $530 million by drawing down our remaining revolving credit facility availability to provide additional near-term liquidity even though the Company has no debt maturities until April 2021 following our redemption of certain of the Company's $4,675.0 million of outstanding senior unsecured notes (the "Senior Notes") due in November 2020 and April 2021 during the three-month period ended March 31, 2020.
•We entered into an amendment on March 30, 2020 with our creditors which permits the fair value as determined by us of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with generally accepted accounting principles for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets. We comfortably passed all of our debt covenants at March 31, 2020 and, based on continuing compliance by our tenants with the provisions of their leases, we do not anticipate any need for additional covenant relief and have ample liquidity.
•We have collected all of our cash rent through April 2020 from our tenants other than Casino Queen with whom we are currently negotiating a deferred rent agreement.

•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is monitoring the availability of an NOL carryback at the TRS Properties to generate a future tax cash benefit.

•The CARES Act modifies the limitation of business interest expense for tax years beginning in 2019 and 2020. The modifications increase the allowable business interest expense deduction from 30% of adjusted taxable income to 50% of adjusted taxable income, and allows taxpayers to calculate the 2020 limitation using 2019 adjusted taxable income. These modifications increase the anticipated allowable interest expense deduction of the TRS Properties.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $283.5 million and $186.4 million for the three months ended March 31, 2020, respectively, compared to $287.9 million and $170.8 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:

•Total income from real estate was $256.7 million for the three months ended March 31, 2020, and $254.9 million for the three months ended March 31, 2019, respectively. Total income from real estate increased by $1.9 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year primarily due to higher rent from rent escalations on the majority of our leases, partially offset by lower revenues from ground lease rents paid by our tenants as well as lower percentage rent paid by Penn.

•Revenues for our TRS Properties decreased by $6.2 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, primarily due to the impact of COVID-19 which closed both of these properties in mid-March 2020.

•Total operating expenses decreased by $20.0 million for the three months ended March 31, 2020, as compared to the corresponding periods in the prior year. The decrease in operating expenses for the three months ended March 31, 2020 as compared to the prior year period was primarily driven by a loan impairment charge of $13.0 million in the first quarter of 2019 related to GLPI’s unsecured $13.0 million, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), lower expenses in our TRS Properties due to their closures in mid-March 2020 from COVID-19 and lower depreciation and general and administrative expenses.

•Other income and expenses increased by $12.5 million for the three months ended March 31, 2020, as compared to the corresponding periods in the prior year due to debt extinguishment charges of $17.3 million for the three months ended March 31, 2020, as the Company retired certain near-term Senior Notes to lengthen our average debt maturity and lower our financing costs. Partially offsetting this increase was lower interest expense resulting from the Company's refinancing activities during the third quarter of 2019 and the first quarter of 2020.

•Net income increased by $3.9 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three months ended March 31, 2020.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak has resulted in the nationwide closures of all casino operations throughout the United States as well as sharp increases in unemployment levels. At this time we are not able to predict when our properties will be allowed to reopen nor the velocity of the recovery in the facilities' operations.

•We do not anticipate any rent escalations being triggered under our leases in 2020 due to the impact of COVID-19. Our leases also contain variable rent which is reset on varying schedules depending on the lease. In the aggregate, the portion of our cash rents that are variable represented approximately 16% of our 2019 full year cash rental income. Of that 16% variable rent, approximately 27% resets every five years which is associated with our Penn Master Lease and Casino Queen Lease, 42% resets every two years and 31% resets monthly which is associated with the Penn Master Lease (of which approximately 47% is subject to a floor). While all of our properties remain closed, we are immediately impacted by the monthly percentage rent in the Penn Master Lease relating to our Columbus property.

•The variable rent resets in the Boyd Master Lease and the Amended Pinnacle Master Lease will reset for the two year period ended April 30, 2020. We expect approximately a $1.5 million and a $5.0 million reduction in annual variable rent on each of these leases, respectively, which will prevail for the subsequent two year period through April 30, 2022. In addition, the Eldorado Master Lease and the Meadows Lease variable rent resets occur in October 2020, and we expect variable rent will be negatively impacted by the duration of the casino closures as well as performance upon reopening.
•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and a single property lease and account for a significant portion of our revenue.

•We anticipate selling the real property assets of Tropicana Las Vegas that we acquired from Penn on April 16, 2020, in return for $307.5 million in rent credits. To the extent we are unable to realize this value our results will be negatively impacted.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI and its investors.

The consolidated results of operations for the three months ended March 31, 2020 and 2019 are summarized below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total revenues	$283,482	$287,864
Total operating expenses	97,132	117,089
Income from operations	186,350	170,775
Total other expenses	(89,137)	(76,639)
Income before income taxes	97,213	94,136
Income tax expense	319	1,126
Net income	$96,894	$93,010

Certain information regarding our results of operations by segment for the three months ended March 31, 2020 and 2019 is summarized below:

	Three Months Ended March 31,
	2020	2019	2020	2019
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$256,723	$254,871	$183,184	$164,869
TRS Properties	26,759	32,993	3,166	5,906
Total	$283,482	$287,864	$186,350	$170,775

FFO, AFFO and Adjusted EBITDA

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-U.S. generally accepted accounting principles ("GAAP") financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance, which is used as a bonus metric. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, the amortization of land rights, losses on debt extinguishment, retirement costs and goodwill and loan impairment charges.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$96,894	$93,010
Losses from dispositions of property	1	7
Real estate depreciation	54,279	55,675
Funds from operations	$151,174	$148,692
Straight-line rent adjustments	8,644	8,644
Other depreciation	2,284	2,903
Amortization of land rights	3,020	3,090
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,770	2,891
Stock based compensation	4,235	4,325
Losses on debt extinguishment	17,329	—
Loan impairment charges	—	13,000
Capital maintenance expenditures	(646)	(530)
Adjusted funds from operations	$188,810	$183,015
Interest, net	71,808	76,639
Income tax expense	319	1,126
Capital maintenance expenditures	646	530
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,770)	(2,891)
Adjusted EBITDA	$258,813	$258,419

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2020 and 2019 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Net income	$96,521	$90,763	$373	$2,247
Losses from dispositions of property	—	7	1	—
Real estate depreciation	54,279	55,675	—	—
Funds from operations	$150,800	$146,445	$374	$2,247
Straight-line rent adjustments	8,644	8,644	—	—
Other depreciation	497	500	1,787	2,403
Amortization of land rights	3,020	3,090	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,770	2,891	—	—
Stock based compensation	4,235	4,325	—	—
Loan impairment charges	—	13,000	—	—
Losses on debt extinguishment	17,329	—	—	—
Capital maintenance expenditures	(88)	(2)	(558)	(528)
Adjusted funds from operations	$187,207	$178,893	$1,603	$4,122
Interest, net (1)	69,207	74,038	2,601	2,601
Income tax expense	127	68	192	1,058
Capital maintenance expenditures	88	2	558	528
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,770)	(2,891)	—	—
Adjusted EBITDA	$253,859	$250,110	$4,954	$8,309

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $2.6 million for both the three months ended March 31, 2020 and 2019, respectively.

Net income for our GLP Capital segment was $96.5 million for the three months ended March 31, 2020 and $90.8 million for the three months ended March 31, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $150.8 million, $187.2 million and $253.9 million for the three months ended March 31, 2020, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $146.4 million, $178.9 million and $250.1 million for the three months ended March 31, 2019, respectively. The increase in net income for our GLP Capital segment for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily driven by a $1.9 million increase in income from real estate, a $16.5 million decrease in operating expenses primarily due to the $13 million impairment charge recorded on our Casino Queen Loan in 2019 and lower depreciation expense, land right and lease expense and interest expense partially offset by debt extinguishment charges of $17.3 million in 2020 to retire certain Senior Notes with near term maturities. The increase in income from real estate in our GLP Capital segment was primarily due to the rent escalators realized on nearly all of our leases partially offset by lower ground lease rents paid by our tenants in which the Company is the primary obligor.

The increase in FFO in our GLP Capital segment for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 was driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 was primarily driven by the changes described above, as well as the add-back for losses on debt extinguishment for 2020 and the add back of the loan impairment charges for 2019. Adjusted EBITDA for our GLP Capital segment for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 also increased, driven by the explanations above, as well as add-backs for interest expense.

Net income, FFO, AFFO and Adjusted EBITDA for our TRS Properties segment each declined from the corresponding period in the prior year primarily due to the impact of COVID-19, which resulted in both properties being forced to close in mid-March 2020.

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2020	2019	Variance	Variance
Rental income	$249,407	$247,678	$1,729	0.7%
Interest income from real estate	7,316	7,193	123	N/A
Total income from real estate	256,723	254,871	1,852	0.7%
Gaming, food, beverage and other	26,759	32,993	(6,234)	(18.9)%
Total revenues	$283,482	$287,864	$(4,382)	(1.5)%

Total income from real estate

For the three months ended March 31, 2020 and 2019, total income from real estate was $256.7 million and $254.9 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. These amounts declined by $1.1 million in the three months ended March 31, 2020 compared to the corresponding period in the prior year due to the impact of COVID-19.

Total income from real estate increased $1.9 million, or 0.7%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to rent escalations incurred under the majority of our leases partially offset by lower ground lease gross ups mentioned above.

Details of the Company's income from real estate for the three months ended March 31, 2020 was as follows (in thousands):

Three Months Ended March 31, 2020	Penn Master Lease	Amended Pinnacle Master Lease	Eldorado Master Lease and Loan	Boyd Master Lease and Mortgage	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$69,852	$56,800	$15,534	$18,911	$3,953	$2,275	$167,325
Land base rent	23,492	17,814	3,340	2,946	—	—	47,592
Percentage rent	20,328	7,942	3,340	2,808	2,792	1,356	38,566
Total cash rental income	$113,672	$82,556	$22,214	$24,665	$6,745	$3,631	$253,483

Straight-line rent adjustments	$2,231	$(6,318)	$(2,895)	$(2,234)	$572	$—	$(8,644)
Ground rent in revenue	740	1,607	1,723	421	—	—	4,491
Other rental revenue	—	—	—	—	77	—	77
Total rental income	$116,643	$77,845	$21,042	$22,852	$7,394	$3,631	$249,407
Interest income from real estate loans	—	—	5,701	1,615	—	—	7,316
Total income from real estate	$116,643	$77,845	$26,743	$24,467	$7,394	$3,631	$256,723

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $6.2 million, or 18.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to decreases in revenues at both properties, driven primarily by the impact of COVID-19, which resulted in both properties closing in mid-March 2020.

Operating expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2020	2019	Variance	Variance
Gaming, food, beverage and other	$16,503	$19,022	$(2,519)	(13.2)%
Land rights and ground lease expense	8,078	9,249	(1,171)	(12.7)%
General and administrative	15,988	17,240	(1,252)	(7.3)%
Depreciation	56,563	58,578	(2,015)	(3.4)%
Loan impairment charges	—	13,000	(13,000)	N/A
Total operating expenses	$97,132	$117,089	$(19,957)	(17.0)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by 2.5 million, or 13.2%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the impact of COVID-19, which forced our TRS Properties to close their operations in mid-March 2020.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $1.2 million, or 12.7%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to ground lease rents paid by our tenants that are based on the facilities' revenues which declined due to the impact of COVID-19. We sublease these ground leases back to our tenants, who are responsible for payment directly to the applicable landlord. These amounts are required to be recorded in both revenue and expense within the consolidated statements of income as we have concluded that as the lessee the Company is the primary obligor under the ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $1.3 million, or 7.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to lower bonus accruals.

Depreciation

Depreciation expense decreased by $2.0 million, or 3.4%, to $56.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to certain assets being fully depreciated in 2019.

Loan impairment charges

        On March 17, 2017, the Company provided the Casino Queen Loan to CQ Holding Company to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. During 2018, the operating results of Casino Queen declined substantially and Casino Queen defaulted under its senior credit agreement and also the Casino Queen Loan. As a result, the operations of Casino Queen were put up for sale during the fourth quarter of 2018. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place and full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full amount of the loan principal due to GLPI.

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen have declined substantially and proceeds from the sale are not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company did not expect Casino Queen to be able to repay the principal due to it under the Casino Queen Loan, the full $13.0 million of principal was written off at March 31, 2019. The Company recorded an impairment charge of

$13.0 million through the condensed consolidated statement of income for the three months ended March 31, 2019 to reflect the write-off of the Casino Queen Loan.
Other income (expenses)

Other income (expenses) for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(72,004)	$(76,728)	$4,724	(6.2)%
Interest income	196	89	107	120.2%
Losses on debt extinguishment	(17,329)	—	(17,329)	N/A
Total other expenses	$(89,137)	$(76,639)	$(12,498)	16.3%

Interest expense

Interest expense decreased by $4.7 million, or 6.2%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.00% senior unsecured notes due 2030 during the third quarter of 2019 and increased borrowings under our revolving credit facility, which were utilized to repay higher cost unsecured borrowings with near term maturities. We also fully drew down our revolving credit facility by borrowing just over $530 million towards the end of the first quarter of 2020 to increase liquidity levels given the near term uncertainty associated with COVID-19.

Losses on debt extinguishment

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company's outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company's outstanding 4.375% senior unsecured notes due in April 2021, resulting in the retirement of such Senior Notes. The Company recorded a loss on the early extinguishment of debt related to the current year retirement of $17.3 million, primarily for call premium charges and debt issuance write-offs.

Taxes

During the three months ended March 31, 2020 and 2019, income tax expense was approximately $0.3 million and $1.1 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 0.3% for the three months ended March 31, 2020, as compared to 1.2% for the three months ended March 31, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $198.8 million and $221.4 million during the three months ended March 31, 2020 and 2019, respectively. The decrease in net cash provided by operating activities of $22.6 million for the three months ended March 31, 2020 as compared to the corresponding period in the prior year was primarily comprised of an increase in interest payments of $31.5 million due to the timing of payments and to a lesser extent additional borrowings compared to the prior year, a decrease in cash receipts from customers of $3.4 million partially offset by a decrease in cash paid for operating expenses of $12.2 million. The decrease in cash receipts collected from our customers for the three months ended March 31, 2020 as compared to the corresponding period in the prior year was primarily due to the impact of COVID-19, which forced our TRS Properties to close in mid-March 2020.

Investing activities used cash of $0.6 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively.  Net cash used in investing activities during the three months ended March 31, 2020 consisted of capital expenditures of $0.6 million. Net cash used by investing activities for the three months ended March 31, 2019 consisted of capital expenditures of $0.5 million partially offset by proceeds from the sale of property and equipment of $0.2 million.

Financing activities provided cash of $334.6 million and used cash of $216.5 million during the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities during the three months ended March 31,

2020 was driven by $1,174.6 million of proceeds from the issuance of long-term debt that was utilized for the repayments of long-term debt of $661.2 million and to increase near-term liquidity in light of COVID-19. Additionally, during the three-month period ended March 31, 2020, we had dividend payments of $150.8 million, $15.7 million of premiums and related costs paid on the retirement of certain Senior Notes, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from stock option exercises of $12.6 million. Net cash used by financing activities during the three months ended March 31, 2019 was driven by dividend payments of $146.2 million, repayments of long term debt of $123.0 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings, net of proceeds from stock option exercises of $9.1 million, partially offset by $62.0 million of proceeds from the issuance of long-term debt.

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

During the three months ended March 31, 2020 and 2019, the TRS Properties spent approximately $0.6 million and $0.5 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Credit Facility") consists of a $1,175 million revolving credit facility and a $449 million Term Loan A-1 facility. The revolving credit facility matures on May 21, 2023 and the Term Loan A-1 facility matures on April 28, 2021. At March 31, 2020, the interest rate on the term loan facility and revolver was London Interbank Offered Rate ("LIBOR") plus 1.50%.

At March 31, 2020, the Credit Facility had a gross outstanding balance of $1,624 million, consisting of the $449 million Term Loan A-1 facility and $1,174.6 million of borrowings under the revolving credit facility. Additionally, at March 31, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in no available borrowing capacity under the revolving credit facility as of March 31, 2020. The Company fully drew down on its revolving credit facility in late March 2020 to increase its liquidity position and repay certain Senior Notes as described below.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At March 31, 2020, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the revolving facility at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At March 31, 2020, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio (asset value calculated based upon adjusted net operating income at a cap rate of 9% as defined in our Credit Facility), a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2020, the Company was in compliance with all required financial covenants under the Credit Facility and the Company reached an agreement with its credit facility lenders to allow non-cash rent received for rental payments from our tenants to be included in the definition of adjusted net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of encumbered assets. Additionally, based on continuing compliance by most of our tenants with the provisions of their leases, we do not anticipate the need for any additional covenant relief and expect to have ample liquidity.

Senior Unsecured Notes

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company's outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company's outstanding 4.375% senior unsecured notes due in April 2021, resulting in the retirement of such Senior Notes. The Company recorded a loss on the early extinguishment of debt related to the current year retirement of $17.3 million primarily for call premium charges and debt issuance write-offs.

At March 31, 2020, the Company had $4,675.0 million of outstanding Senior Notes. Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

GLPI guarantees the Senior Notes which were co-issued by its subsidiaries, GLP Capital and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. None of GLPI's other subsidiaries guarantee the Senior Notes.

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of March 31, 2020	As of December 31, 2019
Real estate investments, net	$2,487,026	$2,514,806
Real estate loans	246,000	246,000
Right-of-use assets and land rights, net	180,347	181,593
Cash and cash equivalents	538,166	4,281
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,255,714	5,737,962
Accrued interest	77,564	60,695
Lease liabilities	89,333	89,856
Deferred rental revenue	272,501	271,837

	For the three-month period ended March 31, 2020	For the year ended December 31, 2019
Revenues	$143,386	$575,451
Income from operations	100,723	384,170
Interest expense	(72,004)	(301,520)
Net income	11,459	61,734

The financial information presented above is that of the subsidiary issuers and parent guarantor and the financial information of non-issuer subsidiaries has been excluded. The financial information of subsidiary issuers and the parent guarantor has been presented on a combined basis; however, the only asset on the parent guarantor balance sheet is its investment in subsidiaries which is not included in the presentation above in accordance with the disclosure requirements.

Distribution Requirements

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. Such distributions generally can be made with cash and/or a combination of cash and Company common stock if certain requirements are met. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

On April 29, 2020, the Company's Board of Directors declared a second quarter dividend of $0.60 per share of the Company's common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend will be paid on June 26, 2020, to shareholders of record on May 13, 2020. The cash component of the dividend (other than cash paid in lieu of fractional shares) will not exceed 20% in the aggregate, or $0.12 per share, with the balance, or $0.48 per share, payable in shares of the Company's common stock. The new quarterly dividend level reflects the impact of the COVID-19 closures on the Company's business and anticipates that our major tenants will continue to fulfill payment of their financial obligations to the Company. Further, it is anticipated that the portion of dividends to be paid in shares will be limited to periods during which non-cash rents are realized by the Company and those stock dividends are expected to meet the REIT distribution requirements discussed above.

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our revolving credit facility and our Term Loan A-1. Both of these debt instruments are indexed to LIBOR, which is expected to be phased out during late 2021. The discontinuance of LIBOR is expected to affect our interest expense and earnings. As the Term Loan A-1 matures in mid-2021, only the borrowings under our revolver will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and are not certain whether SOFR will become the standard rate for our variable rate debt.
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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,299.6 million at March 31, 2020. Furthermore, $4,675.0 million of our obligations at March 31, 2020, are the Senior Notes that have fixed interest rates with maturity dates ranging from three and one-half years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2020 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2020.

	04/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	Thereafter	Total	Fair Value at 3/31/2020
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$500,000	$400,000	$3,775,000	$4,675,000	$4,052,813
Average interest rate				5.38%	3.35%	5.13%

Variable rate	$—	$449,000	$—	$1,174,600	$—	$—	$1,623,600	$1,605,640
Average interest rate (1)		1.83%		2.03%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We implemented controls to ensure we adequately evaluated our loans and properly assessed the impact of ASU 2016-13 on our financial statements to facilitate the adoption of this new guidance in the three-month period ended March 31, 2020.

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
Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than what is discussed below.

COVID-19 has had, and is expected to continue to have, a significant impact on our tenants' financial conditions and operations.

In December 2019, a new strain of novel coronavirus, COVID-19, was reported in China and shortly thereafter spread across the globe. This global pandemic outbreak led to unprecedented responses by federal, state and local officials that continue to rapidly evolve. Thus far, certain responses have included mandates from authorities requiring temporary closures of or imposed limitations on the operations of many businesses in the attempt to mitigate the spread of infections. Unemployment levels have risen sharply and economic activity levels have declined dramatically as a result. The United States government has implemented various significant aid packages to support the economy and credit markets to combat these declines.

Our casino operations and those of our tenants were forced to close temporarily in mid-March and as of the date of this filing have not yet reopened. If our tenants are unable to re-commence normal operations in the near-term, our tenants may have difficulties in funding their rent obligations to us and may request us to agree to rent deferrals or accept non-cash assets in lieu of rent. Even if our properties recommence operations, it is uncertain how long it may take for the operations to normalize given the significant negative impact the COVID-19 crisis has had on the economy. In addition, the tenants at our properties may be required to implement additional safety measures that could be costly to adhere to and/or negatively impact the customer experience.

Our ability to realize significant value for the real property assets of Tropicana Las Vegas is uncertain.

Our ability to realize significant value for the real property assets of Tropicana Las Vegas, which we acquired from Penn in return for $307.5 million of rent credits, is uncertain given current economic conditions resulting from COVID-19. It is possible that we may need to wait for a prolonged period of time before market conditions improve to enable us to realize significant value for the Tropicana real property assets, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
4.1 *
Amendment No. 5, dated as of March 30, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto.

22.1*	List of Subsidiary Issuers of Guaranteed Securities
31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

* Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

May 1, 2020	By:	/s/ Steven T. Snyder
Steven T. Snyder
Chief Financial Officer
(Principal Financial Officer)