Form 10-Q
period 2020-06-30
Gaming & Leisure Properties, Inc.
filed 2020-07-31
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 27, 2020
Common Stock, par value $.01 per share	217,829,837

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 ("COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•COVID-19 has had, and is expected to continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily as federal, state and local officials have undertaken various steps to mitigate the spread of infections from COVID-19. Although the majority of our tenants operations have re-commenced operations, if our tenants are forced to reclose their operations due to future increases in the spread of COVID-19, our tenants may have difficulties in funding their rent obligations to us thereby requesting rent deferrals or receipt of non-cash assets in return for rent concessions;

•the extent of time it may take for our tenants' operations and our casino operations to normalize;

•the impact that the sharp increase in unemployment levels and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including on casino operations;
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

•the satisfaction of the loan made to Eldorardo Resorts Inc. (now doing business as Caesars Entertainment Corporation (NASDAQ: CZR), ("Caesars") by way of substitution of one or more additional Caesars properties acceptable to Caesars and the Company, which will be transferred to the Company;

•the ability to generate sufficient cash flows to service our outstanding indebtedness;

•the access to debt and equity capital markets, including for acquisitions or refinancings due to maturities;

•adverse changes in our credit rating;

•fluctuating interest rates and the potential phasing out of the London Interbank Offered Rate after 2021;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net	$7,049,408	$7,100,555
Property and equipment, used in operations, net	90,888	94,080
Real estate of Tropicana Las Vegas, net	306,715	—
Real estate loans	246,000	303,684
Right-of-use assets and land rights, net	831,552	838,734
Cash and cash equivalents	74,050	26,823
Prepaid expenses	2,582	4,228
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Deferred tax assets	6,561	6,056
Other assets	32,025	34,494
Total assets	$8,665,425	$8,434,298

Liabilities
Accounts payable	$1,124	$1,006
Accrued expenses	3,766	6,239
Accrued interest	58,150	60,695
Accrued salaries and wages	3,493	13,821
Gaming, property, and other taxes	1,632	944
Income taxes payable	266	—
Lease liabilities	182,856	183,971
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,768,330	5,737,962
Deferred rental revenue	515,495	328,485
Deferred tax liabilities	307	279
Other liabilities	27,241	26,651
Total liabilities	6,562,660	6,360,053

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 217,821,237 and 214,694,165 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	2,178	2,147
Additional paid-in capital	3,955,293	3,959,383
Accumulated deficit	(1,854,706)	(1,887,285)
Total shareholders’ equity	2,102,765	2,074,245
Total liabilities and shareholders’ equity	$8,665,425	$8,434,298

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$245,749	$248,563	$495,156	$496,241
Interest income from real estate loans	6,240	7,201	13,556	14,394
Total income from real estate	251,989	255,764	508,712	510,635
Gaming, food, beverage and other	9,979	33,249	36,738	66,242
Total revenues	261,968	289,013	545,450	576,877

Operating expenses
Gaming, food, beverage and other	4,858	19,168	21,361	38,190
Land rights and ground lease expense	5,781	15,229	13,859	24,478
General and administrative	13,223	15,984	29,211	33,224
Depreciation	57,390	67,865	113,953	126,443
Loan impairment charges	—	—	—	13,000
Total operating expenses	81,252	118,246	178,384	235,335
Income from operations	180,716	170,767	367,066	341,542

Other income (expenses)
Interest expense	(69,474)	(76,523)	(141,478)	(153,251)
Interest income	273	248	469	337
Losses on debt extinguishment	(5)	—	(17,334)	—
Total other expenses	(69,206)	(76,275)	(158,343)	(152,914)

Income before income taxes	111,510	94,492	208,723	188,628
Income tax (benefit)/expense	(840)	1,459	(521)	2,585
Net income	$112,350	$93,033	$209,244	$186,043

Earnings per common share:
Basic earnings per common share	$0.52	$0.43	$0.97	$0.87
Diluted earnings per common share	$0.52	$0.43	$0.97	$0.86

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
ATM Program issuance of common stock, net of costs	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305
ATM Program offering costs	—	—	(83)	—	(83)
Restricted stock activity	12,056	—	4,062	—	4,062
Dividends paid ($0.60 per common share)	2,701,952	27	(27)	(25,869)	(25,869)
Net income	—	—	—	112,350	112,350
Balance, June 30, 2020	217,821,237	$2,178	$3,955,293	$(1,854,706)	$2,102,765

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684
Restricted stock activity	27,635	1	4,181	—	4,182
Dividends paid ($0.68 per common share)	—	—	—	(146,212)	(146,212)
Net income	—	—	—	93,033	93,033
Balance, June 30, 2019	214,673,135	$2,147	$3,951,949	$(1,795,409)	$2,158,687

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2020	2019

Operating activities
Net income	$209,244	$186,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,993	138,939
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,363	5,790
(Gains) losses on dispositions of property	(7)	13
Deferred income taxes	(1,018)	(466)
Stock-based compensation	8,299	8,508
Straight-line rent adjustments	10,322	17,287
Deferred revenue recognized	(130,811)	—
Losses on debt extinguishment	17,334	—
Loan impairment charges	—	13,000

(Increase), decrease
Prepaid expenses and other assets	1,934	(2,312)
Increase, (decrease)
Accounts payable	118	(2,340)
Accrued expenses	271	1,305
Accrued interest	(2,545)	8,079
Accrued salaries and wages	(10,328)	(8,890)
Gaming, property and other taxes	688	(98)
Income taxes	266	—
Other liabilities	590	(777)
Net cash provided by operating activities	229,713	364,081
Investing activities
Capital maintenance expenditures	(1,141)	(1,547)
Proceeds from sale of property and equipment	7	190
Net cash used in investing activities	(1,134)	(1,357)
Financing activities
Dividends paid	(176,665)	(292,414)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(12,585)	(9,057)
Proceeds from issuance of stock from ATM Program net of offering costs	227	—
Proceeds from issuance of long-term debt	1,868,735	155,000
Financing costs	(9,479)	(236)
Repayments of long-term debt	(1,835,838)	(217,061)
Premium and related costs paid on tender of senior unsecured notes	(15,747)	—
Net cash used in financing activity	(181,352)	(363,768)
Net increase in cash and cash equivalents	47,227	(1,044)
Cash and cash equivalents at beginning of period	26,823	25,783
Cash and cash equivalents at end of period	$74,050	$24,739

See Note 17 to the condensed consolidated financial statements for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties"), and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

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

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease has an initial term that expires on April 30, 2026 and has 5 separate renewal options for five years each, exercisable at the tenants' option. See Note 12 for further details.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars")), acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado Resorts, Inc. and a wholly-owned subsidiary of Eldorado Resorts, Inc. and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended the Caesars Master Lease subject to certain regulatory approvals which were received on July 23, 2020. See Note 12 for a description of this amendment.

Additionally, on October 1, 2018, the Company made a loan to Caesars in the amount of $246.0 million (the "CZR loan") in connection with Caesars acquisition of Lumière Place Casino and Hotel ("Lumière Place") (and together with the Tropicana Acquisition, the "Tropicana Transactions"). The CZR loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place real estate. The Company anticipates closing on this transaction and entering into a new lease for this asset prior to the CZR loan October 1, 2020 maturity date.

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction (the "Tropicana Acquisition") to acquire the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations. This asset has been placed in our TRS subsidiary. See Note 6 for further details related to this transaction.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2020, GLPI’s portfolio consisted of interests in 45 gaming and related facilities, including the TRS Properties and Tropicana Las Vegas, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states, contain approximately 23.3 million square feet and were 100% occupied at June 30, 2020.

In the first quarter of 2020, it became clear that there was a global outbreak of a new strain of novel coronavirus COVID-19 ("COVID-19"). The global, domestic and local response to the COVID-19 outbreak continues to evolve rapidly. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closures of or imposed limitations on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March. As of July 30, 2020, 43 out of our 45 total properties, (including the properties we own and operate in our TRS) have reopened at limited capacity.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly given the uncertainty related to the COVID-19 outbreak described in Note 1. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2019 financial information has been derived from the Company’s audited consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU introduces a new model for estimating credit losses for certain types of financial instruments, including mortgage and other loans receivable, amongst other financial instruments.  ASU 2016-13 sets forth an "expected credit loss" impairment model to replace the current "incurred loss" method of recognizing credit losses, which is intended to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The impact of the adoption of this pronouncement was immaterial.

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

4.              Real Estate Investments

Real estate investments, net, represents investments in 42 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$2,563,974	$2,552,285
Building and improvements	5,795,205	5,749,211
Total real estate investments	8,359,179	8,301,496
Less accumulated depreciation	(1,309,771)	(1,200,941)
Real estate investments, net	$7,049,408	$7,100,555

Increase in real estate investments is due to the Company acquiring the real estate of Belterra Park in satisfaction of the loan in May 2020.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	June 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$30,499	$30,492
Building and improvements	116,922	116,904
Furniture, fixtures, and equipment	119,520	118,766
Construction in progress	458	120
Total property and equipment	267,399	266,282
Less accumulated depreciation	(176,511)	(172,202)
Property and equipment, net	$90,888	$94,080

6. Tropicana Las Vegas Acquisition

As previously discussed in Note 1, the impact of COVID-19 resulted in casino-wide closures at all of our tenants. As a result of COVID-19, on April 16, 2020, the Company and certain of its subsidiaries closed on the Tropicana Acquisition to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits, which are to be applied for rent due under the parties' existing leases for the months of May, June, July, August, October and a portion of November. Penn will otherwise continue making cash rent payments to GLPI for the month of April (which was received in full), September, November and December 2020.

An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. The Company will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing.

The Company recorded an initial land and building value of $226.2 million and $81.3 million, respectively. During the three months ended June 30, 2020, depreciation expense of $0.8 million was recorded. Additionally, deferred rent of $307.5 million was recorded at the acquisition date, with $130.8 million of deferred rent recognized during the three months ended June 30, 2020.

The Tropicana Las Vegas assets are summarized below:

	June 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$226,160	$—
Building and improvements	81,340	—
Total real estate of Tropicana Las Vegas	307,500	—
Less accumulated depreciation	(785)	—
Real estate of Tropicana Las Vegas , net	$306,715	$—

7. Receivables

Real Estate Loans

At June 30, 2020, the Company has one loan, the CZR loan, the proceeds of which were used to acquire Lumière Place. Specifically, on October 1, 2018, Caesars purchased Lumière Place from Tropicana for a cash purchase price of $246.0 million, exclusive of transaction fees, financing for which was provided by the Company in the form of the CZR loan. The CZR loan had an interest rate equal to 9.09% until October 1, 2019, and then increased to 9.27% until its maturity. Until the one-year anniversary of the closing, the CZR loan was secured by a first mortgage lien on Lumière Place. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the CZR loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place real estate and intends to close on the acquisition prior to October 1, 2020.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of a $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bears interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to the Belterra Park Lease.

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

On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through June 30, 2020, the interest due from CQ Holding Company under the Company's Casino Queen Loan was paid in kind. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Casino Queen Loan, related to financial covenant violations during the year ended December 31, 2018.
During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to be able to repay the remaining term loan balance of $13.0 million due to the Company, this amount was written off and an impairment charge was recorded for the six-months ended June 30, 2019.
At June 30, 2020, Casino Queen was in violation of the rent coverage ratio required under the Casino Queen Lease and was in payment default in April 2020. The Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default. At June 30, 2020, Casino Queen has made a partial payment on its rental obligations and the Company is working on a deferred rental agreement. The Company is recording income as cash rental payments are received on the Casino Queen Lease.

8. Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the CPI, and have maturity dates ranging from 2028 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheet.

Land rights, net, represent the Company's rights to land subject to long-term ground leases. The Company obtained ground lease rights through the acquisition of several of its rental properties and immediately subleased the land to its tenants. These land rights represent the below market value of the related ground leases. The Company assessed the acquired ground leases to determine if the lease terms were favorable or unfavorable, given market conditions at the acquisition date. Because the market rents to be received under the Company's triple-net tenant leases were greater than the rents to be paid under the acquired ground leases, the Company concluded that the ground leases were below market and were therefore required to be recorded as a definite lived asset (land rights) on its books.
Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

June 30, 2020
Right-of use assets - operating leases	$182,921
Land rights, net	648,631
Right-of-use assets and land rights, net	$831,552

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Land rights	$694,077	$694,077
Less accumulated amortization	(45,446)	(39,406)
Land rights, net	$648,631	$654,671

As of June 30, 2020, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$6,041
2021	12,081
2022	12,081
2023	12,081
2024	12,081
Thereafter	594,266
Total	$648,631

Lease Liabilities

At June 30, 2020, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$6,884
2021	13,752
2022	13,704
2023	13,638
2024	13,617
Thereafter	644,059
Total lease payments	$705,654
Less: interest	(522,798)
Present value of lease liabilities	$182,856

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$3,472	$3,920	$7,167	$7,813
Variable lease cost (1)	(652)	2,068	810	4,504
Short-term lease cost	(5)	273	222	511
Amortization of land right assets	3,020	9,406	6,040	12,496
Total lease cost	$5,835	$15,667	$14,239	$25,324

(1) Variable lease costs for the three months ended June 30, 2020 included a true up of the monthly rental payments paid by our tenants on certain ground leases that are based on estimated current year annual performance which were impacted by casino closures due to COVID-19. As discussed previously, under ASC 842, the Company is required to gross up its financial statements by recording both expense and revenue (recorded within rental income on the condensed consolidated statements of income) for these payments since the Company is considered the primary obligor.

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs, are recorded within land rights and ground lease expense in the condensed consolidated statements of income. The Company's short-term lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income, while a small portion of operating lease costs is also recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2020
Weighted average remaining lease term - operating leases	53.23 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$449	$937

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$185

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

9.              Long-term Debt

Long-term debt is as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Unsecured $1,175 million revolver	$—	$46,000
Unsecured term loan A-1	224,981	449,000
Unsecured term loans A-2	424,019	—
$1,000 million 4.875% senior unsecured notes due November 2020	—	215,174
$400 million 4.375% senior unsecured notes due April 2021	—	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$500 million 4.00% senior unsecured notes due January 2031	500,000	—
Finance lease liability	925	989
Total long-term debt	5,824,925	5,786,163
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(56,595)	(48,201)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,768,330	$5,737,962

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2020 (in thousands):

Within one year	$225,113
2-3 years	424,303
4-5 years	1,750,313
Over 5 years	3,425,196
Total minimum payments	$5,824,925

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver"), with a maturity date of May 21, 2023, and a $449 millionTerm Loan A-1 facility, with a maturity date of April 28, 2021. At June 30, 2020, the interest rate on the term loan facility and Revolver was LIBOR plus 1.50%.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility" which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, the Company also closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 priced at a slight discount to par. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver.

At June 30, 2020, the Amended Credit Facility had a gross outstanding balance of $649.0 million, consisting of the $225.0 million Term Loan A-1 facility and the $424.0 million Term Loans A-2 facility. No amounts were outstanding under the Revolver. Additionally, at June 30, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of June 30, 2020.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder.

At June 30, 2020, the Company was in compliance with all required financial covenants under the Amended Credit Facility. Additionally, the Company entered into an amendment at March 30, 2020 with the Company's credit facility lenders which permits the fair value of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets.

Senior Unsecured Notes

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company’s outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company’s outstanding 4.375% senior unsecured notes due in April 2021, incurring a loss on the early extinguishment of debt related to the redemption of $17.3 million, primarily for call premium charges and debt issuance write-offs.

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 priced at a slight discount to par to repay indebtedness under its Revolver.

At June 30, 2020, the Company had $5,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

10. Fair Value of Financial Assets and Liabilities

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

Long-term Debt

The fair value of the Senior Unsecured Notes are estimated based on quoted prices in active markets and as such are Level 1 measurements as defined under ASC 820. The fair value of the obligations in our Amended Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$74,050	$74,050	$26,823	$26,823
Deferred compensation plan assets	28,729	28,729	28,855	28,855
Real estate loans	246,000	246,000	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	649,000	635,209	495,000	493,533
Senior unsecured notes	5,175,000	5,474,296	5,290,174	5,707,996

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. There were no assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2020; however, assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 are categorized in the table below based upon the lowest level of significant input to the valuation. There were no liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 and 2019.

	Level 1	Level 2	Level 3	Total Impairment Charges Recorded during the Six Months Ended June 30, 2019
	(in thousands)
Assets:
Loan receivable	$—	$—	$—	$13,000
Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$13,000

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under the Casino Queen Loan. During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to repay the remaining term loan principal balance of $13.0 million due to the Company, this amount was written off and an impairment charge was recorded in the condensed consolidated statement of income for the six months ended June 30, 2019. See Note 7 for further details surrounding the Casino Queen Loan.

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

12. Revenue Recognition

As of June 30, 2020, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Caesars Master Lease and 4 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease and the Belterra Park Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease (the "Meadows Lease") and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease.

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Caesars Master Lease are jointly and severally guaranteed by Caesars and by most of Caesar's subsidiaries that occupy and operate the facilities leased under the Caesars Master Lease. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

The Caesars Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Caesars Master Lease during the preceding two years.

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo, Isle Casino Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease, subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020.

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

In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to the Belterra Park Lease. The Belterra Park Lease has an initial term that expires on April 30, 2026 and has 5 separate renewal options for five years each, exercisable at the tenants option. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease in that the rent includes a fixed component which totals $4.6 million, $2.7 million of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years.

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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor of $22.9 million per year was triggered on Penn's Hollywood Casino Toledo property as a result of Penn's May 2019 purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan. Additionally, upon the May 2020 variable rent reset for the Amended Pinnacle Master Lease, Penn's January 2019 acquisition of Margaritaville resulted in a floor on Boomtown Bossier City.

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the Penn Master Lease and Casino Queen Lease, respectively. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable. Moreover, under the terms of the Penn Master Lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the Penn Master Lease or Casino Queen Lease, respectively, would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise all lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term, was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars or Boyd would elect to exercise all lease renewal options under the Caesars Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either Caesars or Boyd's business at lease inception. Therefore, the Company concluded that the lease term of the Caesars Master Lease was 15 years and the lease term of the Boyd Master Lease is 10 years, equal to only the initial terms of such master leases.

Details of the Company's rental income for the three and six months ended June 30, 2020 was as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Building base rent (1)	$165,744	$333,069
Land base rent	47,909	95,501
Percentage rent	31,452	70,018
Total cash rental income	$245,105	$498,588
Straight-line rent adjustments	(1,678)	(10,322)
Ground rent in revenue	2,272	6,763
Other rental revenue	50	127
Total rental income	$245,749	$495,156

(1) Building base rent is subject to the annual rent escalators described above.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's condensed consolidated statements of income in the period earned. At June 30, 2020, the Company has one loan, the CZR loan, the proceeds of which were used to acquire real estate. During the three and six months ended June 30, 2020 the Company recognized interest income from real estate loans of $6.2 million and $13.6 million, respectively. During the three and six months ended June 30, 2019 the Company recognized $7.2 million and $14.4 million, respectively.
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

13. Earnings Per Share

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	215,267	214,664	215,178	214,645
Assumed conversion of restricted stock awards	25	103	37	80
Assumed conversion of performance-based restricted stock awards	640	838	653	795
Diluted weighted-average common shares outstanding	215,932	215,605	215,868	215,520

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share and share data)
Calculation of basic EPS:
Net income	$112,350	$93,033	$209,244	$186,043
Less: Net income allocated to participating securities	(161)	(146)	(300)	(291)
Net income attributable to common shareholders	$112,189	$92,887	$208,944	$185,752
Weighted-average common shares outstanding	215,267	214,664	215,178	214,645
Basic EPS	$0.52	$0.43	$0.97	$0.87

Calculation of diluted EPS:
Net income	$112,350	$93,033	$209,244	$186,043
Diluted weighted-average common shares outstanding	215,932	215,605	215,868	215,520
Diluted EPS	$0.52	$0.43	$0.97	$0.86

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	128,883	—	77,909	1,397

14.              Shareholders' Equity

Common Stock

On August 14, 2019, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings (the "ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. The ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $600 million. If the Company enters into a forward sale contract, the Company expects to physically settle such forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

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

During the three months and six months ended June 30, 2020, the Company sold zero shares and 7,971 shares of its common stock under the ATM Program at an average price of $45.90 per share, which generated gross proceeds of approximately $0.4 million (net proceeds of approximately $0.2 million). As of June 30, 2020, the Company had $599.6 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2020 and 2019:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071	-1

2019
February 20, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,985
(1) Dividend distributed on June 26, 2020 was paid $25.8 million in cash and $103.2 million in stock (2,697,946 shares at $38.2643). For accounting purposes, since the Company is in an accumulated deficit position the value of the stock dividend was recorded at its par value.

In addition, for both the three and six months ended June 30, 2020 and 2019, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively. Dividend distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643).

15. Stock-Based Compensation

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

As of June 30, 2020, there was $9.1 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.9 years. For the three and six months ended June 30, 2020, the Company recognized $1.7 million and $3.5 million of compensation expense associated with these awards, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2019.

The following table contains information on restricted stock award activity for the six months ended June 30, 2020:

Number of Award Shares
Outstanding at December 31, 2019	316,971
Granted	263,587
Released	(263,493)
Canceled	(7,999)
Outstanding at June 30, 2020	309,066

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of June 30, 2020, there was $15.6 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.04 years.  For the three and six months ended June 30, 2020, the Company recognized $2.4 million and $4.8 million of compensation expense associated with these awards, compared to $2.1 million and $4.4 million for the three and six months ended June 30, 2019.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2020:

Number of Performance-Based Award Shares
Outstanding at December 31, 2019	1,383,334
Granted	504,000
Released	(446,667)
Canceled	(16,673)
Outstanding at June 30, 2020	1,423,994

16.       Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its assets) and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Properties reportable segment consists of Hollywood Casino Perryville, Hollywood Casino Baton Rouge and Tropicana Las Vegas.

The following tables present certain information with respect to the Company’s segments.

	Three months ended June 30, 2020			Three months ended June 30, 2019
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$251,989	$9,979	$261,968	$255,764	$33,249	$289,013
Income from operations	182,198	(1,482)	180,716	164,068	6,699	170,767
Interest expense	65,014	4,460	69,474	73,921	2,602	76,523
Income before income taxes	117,450	(5,940)	111,510	90,394	4,098	94,492
Income tax expense	182	(1,022)	(840)	197	1,262	1,459
Net income	117,268	(4,918)	112,350	90,197	2,836	93,033
Depreciation	55,049	2,341	57,390	66,067	1,798	67,865
Capital maintenance expenditures	56	439	495	2	$1,015	1,017

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$508,712	$36,738	$545,450	510,635	$66,242	$576,877
Income from operations	365,382	1,684	367,066	328,937	12,605	341,542
Interest expense	134,417	7,061	141,478	148,048	5,203	153,251
Income before income taxes	214,098	(5,375)	208,723	181,225	7,403	188,628
Income tax expense	309	(830)	(521)	265	2,320	2,585
Net income	213,789	(4,545)	209,244	180,960	5,083	186,043
Depreciation	109,825	4,128	113,953	122,242	4,201	126,443
Capital maintenance expenditures	144	$997	1,141	4	1,543	1,547

(1)              Interest expense is net of intercompany interest eliminations of $4.5 million and $7.1 million for the three and six months ended June 30, 2020, respectively, compared to $2.6 million and $5.2 million for the three and six months ended June 30, 2019, respectively.

17.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for interest	$86,271	$118,481	$138,610	$139,331

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. On April 16, 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million. Additionally, in the three months ended June 30, 2020, the Company acquired the real property of Belterra Park in satisfaction of the real estate loan of $57.7 million held on the property, subject to the Belterra Park Lease. Additionally, see Note 14 for a description of the stock dividend that was recorded for the three months ended June 30, 2020. The Company did not engage in any other noncash investing or any noncash financing activities during the six months ended June 30, 2020 and 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Real Estate Investment Trust ("REIT"). The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn") and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years, with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming, Inc. (NYSE: BYD) ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s Amended Pinnacle Master Lease (the "Boyd Master Lease"). The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center, whereby the Company loaned Boyd $57.7 million. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars")), acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado Resorts, Inc. and a wholly-owned subsidiary of Eldorado Resorts, Inc. and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). Additionally, on October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars's acquisition of Lumière Place, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity.

On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured and will remain unsecured until its final maturity on the two-year anniversary of the closing. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property and intends to close on this transaction and enter into a new lease prior to the CZR loan's maturity date of October 1, 2020.

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for rent credits of $307.5 million, which is to be applied against future rent obligations due under the parties' existing leases for the months of May, June, July, August, October and a portion of November. Penn will otherwise continue to making cash rent payments to GLPI for the month of April (which was received in full), September, November and December 2020.

On June 15, 2020, the Company entered into an agreement, subject to regulatory approvals, to amend and restate the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of the Caesars, (ii) remove the variable rent component in its entirety, commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo, Isle Casino Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease, subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The Caesars Amended and Restated Master Lease became effective on July 23, 2020 when all of the necessary regulatory approvals were received and notice periods were satisfied.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2020, GLPI's portfolio consisted of interests in 45 gaming and related facilities, including the TRS Properties and Tropicana Las Vegas, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 5 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 23.3 million square feet. As of June 30, 2020, our properties were 100% occupied.

As of June 30, 2020, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Caesars. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis (the "Casino Queen Lease"), the Meadows property which is leased to Penn on a triple-net basis (the "Meadows Lease") and the Belterra Park property which is leased to an affiliate of Boyd on a triple-net basis. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

Recent Developments and Business Outlook
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic are having material negative impacts on the global and United States economies that have resulted in an unprecedented drop in economic activity. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which resulted in record unemployment claims. As the U.S. economy began to reopen in the second quarter the unemployment rate, which was approximately 3.5% at the beginning of 2020, declined from its April 2020 peak of 14.7% to a still relatively high level of 11.1%. Additional impacts and recent developments include:

•Federal, state and local government officials have taken steps to require various non-essential businesses to close to slow the spread of COVID-19. In mid-March 2020, all casinos were closed across the country, which in turn had a significant negative impact on our tenants' and our own operating results. Although the majority of casinos have reopened throughout the country, it is possible that individual jurisdictions may elect to close them again (as was done in Arizona) to mitigate continued increases in COVID-19 cases. In addition, although the extent of the recovery in the regional gaming markets that our tenants primarily operate in, given the extent of damage to the economy is uncertain, we have been encouraged by the results of our tenants operations since they have reopened. Further, our major tenants have raised significant amounts of liquidity through public capital market transactions during the second quarter of 2020 and are all current on their rental obligations. However, if our tenants' properties are required to be closed again, it is possible that our tenants may not be able to service their rent obligations. We may elect to enter into rent deferral agreements or accept non-cash assets to satisfy rent obligations in a manner similar to the transaction with Penn, which is discussed below.
•An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. We will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing. In addition, we continue to expect to complete the acquisition of the land under Penn's gaming facility under construction in Morgantown, Pennsylvania, in exchange for $30 million in rent credits. After the completion of the Morgantown transaction, the Company will lease the property back to an affiliate of Penn for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property to the public. Penn will guaranty the performance of its affiliates under the Tropicana Las Vegas and Morgantown leases.

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

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak. Our property in Baton Rouge reopened on May 18, 2020 and our property in Perryville, Maryland reopened on June 19, 2020 with enhanced safety protocols and capacity restrictions. To date, both properties have performed well in spite of lower attendance levels; however we are unable to predict whether this will continue as we believe results have benefited from pent up demand and federal stimulus benefits.

•On June 25, 2020, the Company enhanced its liquidity and financial flexibility by (i) extending the maturity date of its $224 million of Term Loan A-1, which term loans are now classified as a new tranche of term loans (the "Term Loans A-2") under its senior unsecured credit facility (the "Credit Facility") and (ii) raising $200 million of additional Term Loans A-2. The Term Loans A-2 mature on May 21, 2023. Additionally, the Company issued 4%, $500 million of senior unsecured notes at a slight discount to par which have a maturity date of January 15, 2031. The proceeds from these new debt obligations were utilized, along with cash on hand to repay all amounts that were outstanding under the Company's revolving credit facility.
•We entered into an amendment on March 30, 2020 with our creditors which permits the fair value as determined by us of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with generally accepted accounting principles for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets. We comfortably passed all of our debt covenants at June 30, 2020 and, based on continuing compliance by our tenants with the provisions of their leases, we do not anticipate any need for additional covenant relief and have ample liquidity.
•We have collected all of our contractual rent through July 2020 from our tenants other than Casino Queen, from whom we have received partial payments and with whom we are currently negotiating a deferred rent agreement.

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

Segment Information

Consistent with how our Chief Operating Decision Maker reviews and assesses our financial performance, we have two reportable segments, GLP Capital and the TRS Properties. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Properties reportable segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge as well as the real estate of Tropicana Las Vegas.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $262.0 million and $180.7 million for the three months ended June 30, 2020, respectively, compared to $289.0 million and $170.8 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $545.5 million and $367.1 million for the six months ended June 30, 2020, respectively, compared to $576.9 million and $341.5 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, were as follows:

•Total income from real estate was $252.0 million and $508.7 million for the three and six months ended June 30, 2020, and $255.8 million and $510.6 million for the three and six months ended June 30, 2019, respectively. Total income from real estate decreased by $3.8 million for the three months ended June 30, 2020 and $1.9 million for the six months ended June 30, 2020 as compared to the corresponding periods in the prior year primarily due to lower percentage rent of $8.6 million and $9.8 million for the three and six months ended June 30, 2020. Of these declines, $6.6 million and $7.9 million, respectively related to the Penn Master Lease due to the temporary closure of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020 due to COVID-19. In addition, we had lower ground rent revenues due to the impact of COVID-19. This was partially offset by higher building base rentals of $1.5 million and $5.5 million for the three month and six month period ended June 30, 2020, due to escalators being attained on nearly all of our leases. Finally, we had lower straight-line rent deferrals of $7.0 million for the three and six months ended June 30, 2020.

•Revenues for our TRS Properties decreased by $23.3 million and $29.5 million for the three and six months ended June 30, 2020, as compared to the corresponding period in the prior year, primarily due to the impact of COVID-19, which closed both of these properties in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.

•Total operating expenses decreased by $37.0 million and $57.0 million for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year. The decrease in operating expenses for the three months and six months ended June 30, 2020 as compared to the prior year period was primarily driven by $15.1 million and $18.6 million, respectively, in lower operating expenses in our TRS Properties due to their closures in mid-March 2020 from COVID-19. Additionally, we recorded lower depreciation expense and land right amortization expense in our REIT segment of $20.5 million and $23.0 million for the three months and six months ended June 30, 2020 due primarily from the acceleration of depreciation and amortization in 2019 resulting from the closing of Penn's Resorts Casino Tunica property. Additionally, for the six month period ended June 30, 2019 there was a loan impairment charge of $13.0 million related to GLPI’s unsecured $13.0 million, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"),

•Other income and expenses decreased by $7.1 million for the three months ended June 30, 2020 but increased $5.4 million for the six months ended June 30, 2020, as compared to the corresponding periods in the prior year due to lower interest expense from the our refinancing activities that occurred in the third quarter of 2019 and first quarter of 2020. This benefit was partially offset by debt extinguishment charges of $17.3 million for the six months ended June 30, 2020, as we retired certain near-term senior notes to lengthen our average debt maturity and lower our financing costs in the first quarter of 2020.

•Net income increased by $19.3 million and $23.2 million for the three and six months ended June 30, 2020, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2020.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak resulted in the nationwide closures of all casino operations throughout the United States in mid-March 2020 as well as sharp increases in unemployment levels. Although our properties have reopened and all but two of our tenants properties have done so as well, we cannot predict the velocity of the recovery in the facilities' operations or whether the facilities will be forced to close again in future periods.

•We do not anticipate any rent escalations being triggered under our leases in 2020 due to the impact of COVID-19 and our entry into the Amended and Restated Caesars Master Lease. Our leases also contain variable rent which is reset on varying schedules depending on the lease. In the aggregate, the portion of our cash rents that are variable represented approximately 16% of our 2019 full year cash rental income. Of that 16% variable rent, approximately 27% resets every five years which is associated with our Penn Master Lease and Casino Queen Lease, 42% resets every two years and 31% resets monthly which is associated with the Penn Master Lease (of which approximately 47% is subject to a floor or $22.9 million annually for Hollywood Casino Toledo). The percentage rent in the Penn Master Lease declined by $6.6 million for the three month period ended June 30, 2020 and $7.9 million for the six-month period ended June 30, 2020 compared to the corresponding period in the prior year due to temporary closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020 due to the impact of COVID-19.

•The variable rent resets in the Boyd Master Lease and the Amended Pinnacle Master Lease reset for the two year period ended April 30, 2020, which resulted in a $1.5 million and a $5.0 million reduction in annual variable rent on each of these leases, respectively, which will prevail for the subsequent two year period through April 30, 2022. In addition, the Meadows Lease variable rent reset occurs in October 2020, and we expect variable rent will be negatively impacted by the duration of the casino closures. The Caesars Master Lease variable rent reset was scheduled to occur in October 2020; however, on June 15, 2020, the Company entered into the Amended and Restated Caesars Master Lease, to, among other things, (i) extend the initial term of 15 years to 20 years, (ii) remove the variable rent component in its entirety, commencing with the third lease year, at which time the land base rent will increase to approximately $23.6 million and the building base rent will be set at approximately $62.1 million and (iii) provide for fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year, with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter. The Amended and Restated Caesars Master Lease became effective July 23, 2020 when all of the necessary regulatory approvals were received and notice periods were satisfied.

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and a single property lease and account for a significant portion of our revenue.

•On April 16, 2020, we acquired from Penn the real property assets of Tropicana Las Vegas in return for $307.5 million in rent credits. There can be no assurance that we will realize a return on this investment.

•The rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI and its investors.

The consolidated results of operations for the three and six months ended June 30, 2020 and 2019 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$261,968	$289,013	$545,450	$576,877
Total operating expenses	81,252	118,246	178,384	235,335
Income from operations	180,716	170,767	367,066	341,542
Total other expenses	(69,206)	(76,275)	(158,343)	(152,914)
Income before income taxes	111,510	94,492	208,723	188,628
Income tax expense	(840)	1,459	(521)	2,585
Net income	$112,350	$93,033	$209,244	$186,043

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2020 and 2019 is summarized below:

	Three Months Ended June 30,
	2020	2019	2020	2019
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$251,989	$255,764	$182,198	$164,068
TRS Properties	9,979	33,249	(1,482)	6,699
Total	$261,968	$289,013	$180,716	$170,767

	Six Months Ended June 30,
	2020	2019	2020	2019
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	508,712	510,635	365,382	328,937
TRS Properties	36,738	66,242	1,684	12,605
Total	$545,450	$576,877	$367,066	$341,542

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, losses on debt extinguishment and loan impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, the amortization of land rights, losses on debt extinguishment and loan impairment charges.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$112,350	$93,033	$209,244	$186,043
(Gains) / Losses from dispositions of property	(8)	6	(7)	13
Real estate depreciation	54,551	65,568	108,830	121,243
Funds from operations	$166,893	$158,607	$318,067	$307,299
Straight-line rent adjustments	1,678	8,643	10,322	17,287
Other depreciation	2,839	2,297	5,123	5,200
Amortization of land rights	3,020	9,406	6,040	12,496
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,593	2,899	5,363	5,790
Stock based compensation	4,064	4,183	8,299	8,508
Losses on debt extinguishment	5	—	17,334	—
Loan impairment charges	—	—	—	13,000
Capital maintenance expenditures	(495)	(1,017)	(1,141)	(1,547)
Adjusted funds from operations	$180,597	$185,018	$369,407	$368,033
Interest, net	69,201	76,275	141,009	152,914
Income tax expense	(840)	1,459	(521)	2,585
Capital maintenance expenditures	495	1,017	1,141	1,547
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,593)	(2,899)	(5,363)	(5,790)
Adjusted EBITDA	$246,860	$260,870	$505,673	$519,289

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$117,268	$90,197	$(4,918)	$2,836
Losses (Gains) from dispositions of property	—	1	(8)	5
Real estate depreciation	54,551	65,568	—	—
Funds from operations	$171,819	$155,766	$(4,926)	$2,841
Straight-line rent adjustments	1,678	8,643	—	—
Other depreciation	498	499	2,341	1,798
Amortization of land rights	3,020	9,406	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,593	2,899	—	—
Stock based compensation	4,064	4,183	—	—
Losses on debt extinguishment	5	—	—	—
Capital maintenance expenditures	(56)	(2)	(439)	(1,015)
Adjusted funds from operations	$183,621	$181,394	$(3,024)	$3,624
Interest, net (1)	64,743	73,674	4,458	2,601
Income tax expense	182	197	(1,022)	1,262
Capital maintenance expenditures	56	2	439	1,015
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,593)	(2,899)	—	—
Adjusted EBITDA	$246,009	$252,368	$851	$8,502

	GLP Capital		TRS Properties
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$213,789	$180,960	$(4,545)	$5,083
Losses from dispositions of property	—	8	(7)	5
Real estate depreciation	108,830	121,243	—	—
Funds from operations	$322,619	$302,211	$(4,552)	$5,088
Straight-line rent adjustments	10,322	17,287	—	—
Other depreciation	995	999	4,128	4,201
Amortization of land rights	6,040	12,496	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,363	5,790	—	—
Stock based compensation	8,299	8,508	—	—
Loan impairment charges	—	13,000	—	—
Losses on debt extinguishment	17,334	—	—	—
Capital maintenance expenditures	(144)	(4)	(997)	(1,543)
Adjusted funds from operations	$370,828	$360,287	$(1,421)	$7,746
Interest, net (1)	133,950	147,712	$7,059	$5,202
Income tax expense	309	265	$(830)	$2,320
Capital maintenance expenditures	144	4	$997	$1,543
Amortization of debt issuance costs, bond premiums and original issuance discounts	(5,363)	5,790	$—	$—
Adjusted EBITDA	$499,868	$502,478	$5,805	$16,811

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $4.5 million and $7.1 million for the three months and six months ended June 30, 2020, compared to $2.6 million and $5.2 million for the corresponding periods in the prior year.

Net income for our GLP Capital segment was $117.3 million for the three months ended June 30, 2020 and $90.2 million for the three months ended June 30, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $171.8 million, $183.6 million and $246.0 million for the three months ended June 30, 2020, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $155.8 million, $181.4 million and $252.4 million for the three months ended June 30, 2019, respectively. The increase in net income for our GLP Capital segment for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily driven by a $21.9 million decrease in operating expenses primarily due to lower land right and ground lease expense and depreciation expense related to the 2019 acceleration of these items for the Penn closure of their Resorts Casino Tunica property and lower interest expense of $8.9 million from refinancing activities, partially offset by a $3.8 million decrease in income from real estate.

Net income for our GLP Capital segment was $213.8 million for the six months ended June 30, 2020 and $181.0 million for the six months ended June 30, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $322.6 million, $370.8 million and $499.9 million for the six months ended June 30, 2020, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $302.2 million, $360.3 million and $502.5 million for the three months ended June 30, 2019, respectively. The increase in net income for our GLP Capital segment for the six months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily driven by a $38.4 million decrease in operating expenses primarily due to lower land right and ground lease expense and depreciation expense related to the 2019 acceleration of these items for the Penn closure of their Resorts Casino Tunica property and lower interest expense of $13.6 million from refinancing activities, partially offset by a $17.3 million loss on debt extinguishment and a $1.9 million decrease in income from real estate.

The increase in FFO in our GLP Capital segment for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior were driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three and six months ended June 30, 2020, as compared to the corresponding period in the prior year were primarily driven by the changes described above, and the adjustments to derive at AFFO. Adjusted EBITDA for our GLP Capital segment for the three and six months ended June 30, 2020 decreased compared to the corresponding period in the prior year, driven by the explanations above, as well as add-backs for interest expense.

Revenues

Revenues for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2020	2019	Variance	Variance
Rental income	$245,749	$248,563	$(2,814)	(1.1)%
Interest income from real estate	6,240	7,201	(961)	(13.3)%
Total income from real estate	251,989	255,764	(3,775)	(1.5)%
Gaming, food, beverage and other	9,979	33,249	(23,270)	(70.0)%
Total revenues	$261,968	$289,013	$(27,045)	(9.4)%

	Six Months Ended June 30,			Percentage
	2020	2019	Variance	Variance
Rental income	$495,156	$496,241	$(1,085)	(0.2)%
Interest income from real estate	13,556	14,394	(838)	(5.8)%
Total income from real estate	508,712	510,635	(1,923)	(0.4)%
Gaming, food, beverage and other	36,738	66,242	(29,504)	(44.5)%
Total revenues	545,450	576,877	(31,427)	(5.4)%

Total income from real estate

For the three months and six months ended June 30, 2020 and 2019, total income from real estate was $252.0 million and $508.7 million, compared to $255.8 million and $510.6 million in the corresponding period in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate decreased $3.8 million, or (1.5)%, for the three months ended June 30, 2020 and $1.9 million, or (0.4%) for the six months ended June 30, 2020, as compared to their corresponding periods in the prior year. This was primarily due to lower percentage rents received of $8.6 million and $9.8 million for the three months and six months ended June 30, 2020, of which $6.6 million and $7.9 million was attributable to the Penn Master Lease due to the temporary closures of Hollywood Casino Columbus and Hollywood Casino Toledo from mid-March 2020 to June 19, 2020. Due to the impact of COVID-19, ground lease gross ups also declined by $2.9 million and $4.0 million in the three months and six months ended June 30, 2020 compared to the corresponding period in the prior year. This was partially offset by lower straight-line rent deferrals of $7.0 million for the three and six months ended June 30, 2020 as both the Pinnacle Amended Lease and the Boyd Master Lease variable rent reset on April 30, 2020. Finally, we had higher building base rentals of $1.5 million and $5.5 million for the three and six months ended June 30, 2020 from rent escalations under the majority of our leases.

Details of the Company's income from real estate for the three and six months ended June 30, 2020 was as follows (in thousands):

Three Months Ended June 30, 2020	Penn Master Lease	Amended Pinnacle Master Lease	Caesars Master Lease and Loan	Boyd Master Lease and Mortgage	Boyd Belterra Lease	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$69,852	$56,800	$15,534	$18,910	$446	$3,952	$250	$165,744
Land base rent	23,492	17,814	3,340	2,947	316	—	—	47,909
Percentage rent	15,319	7,121	3,340	2,577	303	2,792	—	31,452
Total cash rental income	$108,663	$81,735	$22,214	$24,434	$1,065	$6,744	$250	$245,105

Straight-line rent adjustments	2,232	(1,024)	(2,894)	(362)	(203)	573	—	(1,678)
Ground rent in revenue	427	1,318	147	380	—	—	—	2,272
Other rental revenue	—	—		—		50	—	50
Total rental income	$111,322	$82,029	$19,467	$24,452	$862	$7,367	$250	$245,749
Interest income from real estate loans	—	—	5,701	539	—	—	—	6,240
Total income from real estate	$111,322	$82,029	$25,168	$24,991	$862	$7,367	$250	$251,989

Six Months Ended June 30, 2020	Penn Master Lease	Amended Pinnacle Master Lease	Caesars Master Lease and Loan	Boyd Master Lease and Mortgage	Boyd Belterra Lease	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$139,704	$113,600	$31,068	$37,821	$446	$7,905	$2,525	$333,069
Land base rent	46,984	35,628	6,680	5,893	316	—	—	95,501
Percentage rent	35,647	15,063	6,680	5,385	303	5,584	1,356	70,018
Total cash rental income	$222,335	$164,291	$44,428	$49,099	$1,065	$13,489	$3,881	$498,588

Straight-line rent adjustments	4,463	(7,342)	(5,789)	(2,596)	(203)	1,145	—	(10,322)
Ground rent in revenue	1,167	2,925	1,870	801	—	—	—	6,763
Other rental revenue	—	—	—	—	—	127	—	127
Total rental income	$227,965	$159,874	$40,509	$47,304	$862	$14,761	$3,881	$495,156
Interest income from real estate loans	—	—	11,402	2,154	—	—	—	13,556
Total income from real estate	$227,965	$159,874	$51,911	$49,458	$862	$14,761	$3,881	$508,712

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment decreased by $23.3 million, or 70.0%, and $29.5 million, or 44.5%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to decreases in revenues at both properties, driven primarily by the impact of COVID-19, which resulted in both properties closing in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020.

Operating expenses

Operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2020	2019	Variance	Variance
Gaming, food, beverage and other	$4,858	$19,168	$(14,310)	(74.7)%
Land rights and ground lease expense	5,781	15,229	(9,448)	(62.0)%
General and administrative	13,223	15,984	(2,761)	(17.3)%
Depreciation	57,390	67,865	(10,475)	(15.4)%
Total operating expenses	$81,252	$118,246	$(36,994)	(31.3)%

				Percentage
Six Months Ended June 30,	2020	2019	Variance	Variance
Gaming, food, beverage and other	$21,361	$38,190	$(16,829)	(44.1)%
Land rights and ground lease expense	13,859	24,478	(10,619)	(43.4)%
General and administrative	29,211	33,224	(4,013)	(12.1)%
Depreciation	113,953	126,443	(12,490)	(9.9)%
Loan impairment charges	—	13,000	(13,000)	N/A
Total operating expenses	$178,384	$235,335	$(56,951)	(24.2)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $14.3 million, or 74.7%, and $16.8 million, or 44.1%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to the impact of COVID-19, which forced our TRS Properties to close their operations in mid-March 2020.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $9.4 million, or 62.0%, and $10.6 million, or 43.4%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to the acceleration of amortization expense of $6.3 million related to the closure of Penn's Resorts Casino Tunica property and lower ground lease rents paid by our tenants that are based on the facilities' revenues which declined due to the impact of COVID-19. We sublease these ground leases back to our tenants, who are responsible for payment directly to the applicable landlord. These amounts are required to be recorded in both revenue and expense within the consolidated statements of income as we have concluded that as the lessee the Company is the primary obligor under the ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $2.8 million or 17.3% and $4.0 million, or 12.1%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to lower payroll expense related to the closure of the TRS properties from COVID 19 and lower corporate bonus accruals.

Depreciation

Depreciation expense decreased by $10.5 million, or 15.4%, to $57.4 million, and $12.5 million, or 9.9%, to $114.0 million, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, primarily due to the closure of the Resorts Casino Tunica property which resulted in the acceleration of $10.3 million of depreciation expense to bring the net book value related to the building value of this property to zero at June 30, 2019.

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

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen declined substantially and proceeds from the sale were not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company did not expect Casino Queen to be able to repay the principal due to it under the Casino Queen Loan, the full $13.0 million of principal was written off at March 31, 2019. The Company recorded an impairment charge for this amount through the condensed consolidated statement of income for the six months ended June 30, 2019 to reflect the write-off of the Casino Queen Loan.
Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(69,474)	$(76,523)	$7,049	(9.2)%
Interest income	273	248	25	10.1%
Losses on debt extinguishment	(5)	—	(5)	N/A
Total other expenses	$(69,206)	$(76,275)	$7,069	(9.3)%

	Six Months Ended June 30,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(141,478)	$(153,251)	$11,773	(7.7)%
Interest income	469	337	132	39.2%
Losses on debt extinguishment	(17,334)	—	(17,334)	N/A
Total other expenses	$(158,343)	$(152,914)	$(5,429)	3.6%

Interest expense

Interest expense decreased by $7.0 million, or 9.2%, and $11.8 million, or 7.7%, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.00% senior unsecured notes due 2030 during the third quarter of 2019 and increased borrowings under our revolving credit facility. These proceeds were utilized to repay higher cost unsecured borrowings with near term maturities. Interest expense also benefited from the first quarter redemption of $215.2 million of 4.875% senior unsecured notes that were due in November 2020 and $400.0 million of 4.375% of senior unsecured notes that were due in April 2021, which were funded by borrowings under our revolving credit facility. Towards the end of the first quarter of 2020, we fully drew down our revolving credit facility by borrowing just over $530 million to increase liquidity levels given the near term uncertainty associated with COVID-19. We subsequently repaid all of our outstanding advances on our revolving credit facility on June 25, 2020, with cash on hand and the net proceeds from our 4%, 10 year maturity, $500 million unsecured note issuance and Term Loan A-2 borrowings.

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

Taxes

During the three months ended June 30, 2020, the Company recorded an income tax benefit of approximately $0.8 million and for the three months ended June 30, 2019 had income tax expense of $1.5 million. During the six months ended June 30, 2020, an income tax benefit of approximately $0.5 million was recorded compared with an expense of $2.6 million for the six months ended June 30, 2019. These changes are attributable to the earnings from our TRS properties whose results were negatively impacted by COVID-19.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $229.7 million and $364.1 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in net cash provided by operating activities of $134.4 million for the six months ended June 30, 2020 as compared to the corresponding period in the prior year was primarily due to a decrease in cash receipts from tenants and customers of $165.4 million, partially offset by a $23.4 million decrease in cash paid for operating expenses. The decrease in cash receipts collected from our tenants and customers for the six months ended June 30, 2020 as compared to the corresponding period in the prior year was primarily due to the recognition of $130.8 million in deferred rent recognized in connection with the Tropicana Las Vegas transaction and the impact of COVID-19, which forced our TRS Properties to close in mid-March 2020 and resulted in lower rental income.

Investing activities used cash of $1.1 million and $1.4 million during the six months ended June 30, 2020 and 2019, respectively.  Net cash used in investing activities during the six months ended June 30, 2020 consisted of capital expenditures of $1.1 million. Net cash used in investing activities for the three months ended June 30, 2019 consisted of capital expenditures of $1.5 million partially offset by proceeds from the sale of property and equipment of $0.2 million.

Financing activities used cash of $181.4 million and $363.8 million during the six months ended June 30, 2020 and 2019, respectively. Net cash used by financing activities during the six months ended June 30, 2020 was driven by $1,868.7 million of proceeds from the issuance of long-term debt that was utilized for the repayments of long-term debt of $1,835.8 million. Additionally, during the six-month period ended June 30, 2020, we had dividend payments of $176.7 million, $15.7 million of premiums and related costs paid on the retirement of certain Senior Notes, $9.5 million in additional financing costs, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $12.6 million. Net cash used by financing activities during the three months ended June 30, 2019 was driven by dividend payments of $292.4 million, repayments of long term debt of $217.1 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.1 million, partially offset by $155.0 million of proceeds from the issuance of long-term debt.

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

During the six months ended June 30, 2020 and 2019, the TRS Properties spent approximately $1.1 million and $1.5 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver"), with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility, with a maturity date of April 28, 2021. At June 30, 2020, the interest rate on the term loan facility and Revolver was LIBOR plus 1.50%.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility") which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, the Company closed on an offering of $500 million 4.00% unsecured senior notes due January 2031 priced at a slight discount to par. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver.

At June 30, 2020, the Amended Credit Facility had a gross outstanding balance of $649.0 million, consisting of the $225.0 million Term Loan A-1 facility and the $424.0 million Term Loans A-2 facility. No amounts were outstanding under the Revolver. Additionally, at June 30, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of June 30, 2020.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder.

At June 30, 2020, the Company was in compliance with all required financial covenants under the Amended Credit Facility. Additionally, the Company entered into an amendment at March 30, 2020 with the Company's credit facility lenders which permits the fair value of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets.

Senior Unsecured Notes

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company’s outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company’s outstanding 4.375% senior unsecured notes due in April 2021, incurring a loss on the early extinguishment of debt related to the redemption of $17.3 million, primarily for call premium charges and debt issuance write-offs.

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 priced at a slight discount to par to repay indebtedness under its Revolver.

At June 30, 2020, the Company had $5,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At June 30, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of June 30, 2020	As of December 31, 2019
Real estate investments, net	$2,459,254	$2,514,806
Real estate loans	246,000	246,000
Right-of-use assets and land rights, net	179,280	181,593
Cash and cash equivalents	53,735	4,281
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,768,330	5,737,962
Accrued interest	58,150	60,695
Lease liabilities	88,988	89,856
Deferred rental revenue	375,267	271,837

	For the six-month period ended June 30, 2020	For the year ended December 31, 2019
Revenues	$279,876	$575,451
Income from operations	198,247	384,170
Interest expense	(141,478)	(301,520)
Net income	39,592	61,734

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

On April 29, 2020, the Company's Board of Directors declared a second quarter dividend of $0.60 per share on the Company's common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend was paid on June 26, 2020, to shareholders of record on May 13, 2020. The cash component of the dividend (other than cash paid in lieu of fractional shares) did not exceed 20% in the aggregate, or $0.12 per share, with the balance, or $0.48 per share, payable in shares of the Company's common stock. The new quarterly dividend level reflects the impact of the COVID-19 closures on the Company's business and anticipates that our major tenants will continue to fulfill payment of their financial obligations to the Company. Further, it is anticipated that the portion of dividends to be paid in shares will be limited to periods during which non-cash rents are realized by the Company and those stock dividends are expected to meet the REIT distribution requirements discussed above.

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our
Revolver and our Term Loan A-1 facility. Both of these debt instruments are indexed to LIBOR, which is expected to be phased out during late 2021. The discontinuance of LIBOR is expected to affect our interest expense and earnings. As the Term Loan A-1 facility matures in mid-2021, only the borrowings under our Revolver and Term Loans A-2 facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and are not certain whether SOFR will become the standard rate for our variable rate debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,824.9 million at June 30, 2020. Furthermore, $5,175.0 million of our obligations at June 30, 2020, are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately three and one-half years to approximately ten and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2020 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2020.

	07/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	Thereafter	Total	Fair Value at 6/30/2020
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$500,000	$400,000	$4,275,000	$5,175,000	$5,474,296
Average interest rate				5.38%	3.35%	4.99%

Variable rate	$—	$224,981	$—	$424,019	$—	$—	$649,000	$635,209
Average interest rate (1)		1.93%		2.26%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We implemented controls to ensure we adequately evaluated our loans and properly assessed the impact of ASU 2016-13 on our financial statements to facilitate the adoption of this new guidance that became effective on January 1, 2020.

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
Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, other than what is discussed below.

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

Our casino operations and those of our tenants were forced to close temporarily in mid-March. As of the date of this filing, nearly all of our tenants' properties have reopened with capacity constraints and enhanced safety protocols. However, if our tenants are forced to reclose a material portion of their operations, our tenants may have difficulties in funding their rent obligations to us and may request us to agree to rent deferrals or accept non-cash assets in lieu of rent. Additionally, even though most of our properties recommenced operations, it is uncertain how long it may take for the operations to normalize given the significant negative impact the COVID-19 crisis has had on the economy. Further, the tenants at our properties have been required to implement additional safety measures that are costly to adhere to and/or may be perceived by some patrons as negatively impacting the customer experience.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
4.1
Tenth Supplemental Indenture, dated as of June 25, 2020, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8-K, filed on July 1, 2020).

4.2	Form of 2031 Note (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K, filed on July 1, 2020, which is included in Exhibit 4.3 to such Form 8-K).
10.1	Amended and Restated Master Lease by and among GLP Capital, L.P., as landlord, and Tropicana Entertainment, Inc., as tenant, dated June 15, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 17, 2020).
10.2	Amendment No. 6, dated as of June 25, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as further amended (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 1, 2020).
10.3	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 29, 2020).
22.1*	List of Subsidiary Issuers of Guaranteed Securities
31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

* Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 31, 2020	By:	/s/ Steven T. Snyder
Steven T. Snyder
Chief Financial Officer
(Principal Financial Officer)