Form 10-Q
period 2020-09-30
Gaming & Leisure Properties, Inc.
filed 2020-10-28
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 23, 2020
Common Stock, par value $.01 per share	220,705,735

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 ("COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•COVID-19 had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although the majority of our tenants' operations have recommenced to strong results and our tenants have improved their liquidity profiles, there can be no assurance whether these encouraging results will continue in future periods, particularly with the potential for increased transmission of COVID-19 as the weather becomes cooler over the next several months;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate investments, net	$7,240,311	$7,100,555
Property and equipment, used in operations, net	89,319	94,080
Real estate of Tropicana Las Vegas, net	305,773	—
Real estate loans	—	303,684
Right-of-use assets and land rights, net	828,130	838,734
Cash and cash equivalents	105,894	26,823
Prepaid expenses	2,195	4,228
Goodwill	16,067	16,067
Other intangible assets	9,577	9,577
Deferred tax assets	5,654	6,056
Other assets	34,063	34,494
Total assets	$8,636,983	$8,434,298

Liabilities
Accounts payable	$842	$1,006
Accrued expenses	4,643	6,239
Accrued interest	83,165	60,695
Accrued salaries and wages	4,417	13,821
Gaming, property, and other taxes	769	944
Income taxes payable	26	—
Lease liabilities	182,466	183,971
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,752,252	5,737,962
Deferred rental revenue	368,850	328,485
Deferred tax liabilities	334	279
Other liabilities	29,943	26,651
Total liabilities	6,427,707	6,360,053

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 220,697,128 and 214,694,165 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	2,207	2,147
Additional paid-in capital	3,960,861	3,959,383
Accumulated deficit	(1,753,792)	(1,887,285)
Total shareholders’ equity	2,209,276	2,074,245
Total liabilities and shareholders’ equity	$8,636,983	$8,434,298

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$267,555	$248,789	$762,711	$745,030
Interest income from real estate loans	5,574	7,206	19,130	21,600
Total income from real estate	273,129	255,995	781,841	766,630
Gaming, food, beverage and other	34,425	31,617	71,163	97,859
Total revenues	307,554	287,612	853,004	864,489

Operating expenses
Gaming, food, beverage and other	18,175	18,549	39,536	56,739
Land rights and ground lease expense	8,084	9,094	21,943	33,572
General and administrative	22,514	15,042	51,725	48,266
Depreciation	58,080	57,302	172,033	183,745
Loan impairment charges	—	—	—	13,000
Total operating expenses	106,853	99,987	285,237	335,322
Income from operations	200,701	187,625	567,767	529,167

Other income (expenses)
Interest expense	(70,179)	(75,111)	(211,657)	(228,362)
Interest income	22	235	491	572
Losses on debt extinguishment	(779)	(21,014)	(18,113)	(21,014)
Total other expenses	(70,936)	(95,890)	(229,279)	(248,804)

Income before income taxes	129,765	91,735	338,488	280,363
Income tax expense	2,639	1,188	2,118	3,773
Net income	$127,126	$90,547	$336,370	$276,590

Earnings per common share:
Basic earnings per common share	$0.58	$0.42	$1.55	$1.29
Diluted earnings per common share	$0.58	$0.42	$1.55	$1.29

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
ATM Program issuance of common stock, net of costs	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305
ATM Program offering costs	—	—	(83)	—	(83)
Restricted stock activity	12,056	—	4,062	—	4,062
Dividends paid ($0.60 per common share)	2,701,952	27	(27)	(25,869)	(25,869)
Net income	—	—	—	112,350	112,350
Balance, June 30, 2020	217,821,237	$2,178	$3,955,293	$(1,854,706)	$2,102,765
ATM Program offering costs	—	—	(50)	—	(50)
Restricted stock activity	102,441	1	5,646	—	5,647
Dividends paid ($0.60 per common share)	2,773,450	28	(28)	(26,212)	(26,212)
Net income	—	—	—	127,126	127,126
Balance, September 30, 2020	220,697,128	$2,207	$3,960,861	$(1,753,792)	$2,209,276

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	$2,265,607
Stock option activity	26,799	—	592	—	592
Restricted stock activity	406,769	4	(5,327)	—	(5,323)
Dividends paid ($0.68 per common share)	—	—	—	(146,202)	(146,202)
Net income	—	—	—	93,010	93,010
Balance, March 31, 2019	214,645,500	$2,146	$3,947,768	$(1,742,230)	$2,207,684
Restricted stock activity	27,635	1	4,181	—	4,182
Dividends paid ($0.68 per common share)	—	—	—	(146,212)	(146,212)
Net income	—	—	—	93,033	93,033
Balance, June 30, 2019	214,673,135	$2,147	$3,951,949	$(1,795,409)	$2,158,687
ATM Program offering costs	—	—	(239)	—	(239)
Stock option activity	—	—	—	—	—
Restricted stock activity	9,721	—	3,845	—	3,845
Dividends paid ($0.68 per common share)	—	—	—	(146,208)	(146,208)
Net income	—	—	—	90,547	90,547
Balance, September 30, 2019	214,682,856	$2,147	$3,955,555	$(1,851,070)	$2,106,632

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2020	2019

Operating activities
Net income	$336,370	$276,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,094	199,261
Amortization of debt issuance costs, bond premiums and original issuance discounts	8,032	8,597
(Gains) losses on dispositions of property	(3)	50
Deferred income taxes	(84)	(528)
Stock-based compensation	16,652	12,353
Straight-line rent adjustments	5,394	25,930
Deferred revenue recognized	(272,529)	—
Losses on debt extinguishment	18,113	21,014
Loan impairment charges	—	13,000

(Increase), decrease
Prepaid expenses and other assets	1,363	(2,123)
Increase, (decrease)
Accounts payable	(164)	(2,345)
Accrued expenses	84	780
Accrued interest	22,470	39,195
Accrued salaries and wages	(9,404)	(6,795)
Gaming, property and other taxes	(175)	47
Income taxes	26	—
Other liabilities	3,292	(1,340)
Net cash provided by operating activities	310,531	583,686
Investing activities
Capital maintenance expenditures	(1,629)	(2,256)
Proceeds from sale of property and equipment	15	210
Net cash used in investing activities	(1,614)	(2,046)
Financing activities
Dividends paid	(202,877)	(438,622)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(15,291)	(9,057)
Proceeds from issuance of stock from ATM Program net of offering costs	177	(239)
Proceeds from issuance of long-term debt	2,076,383	1,312,853
Financing costs	(11,641)	(10,005)
Repayments of long-term debt	(2,060,850)	(1,417,918)
Premium and related costs paid on tender of senior unsecured notes	(15,747)	(18,879)
Net cash used in financing activities	(229,846)	(581,867)
Net increase (decrease) in cash and cash equivalents	79,071	(227)
Cash and cash equivalents at beginning of period	26,823	25,783
Cash and cash equivalents at end of period	$105,894	$25,556

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

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease with an initial term of 15 years (expiring October 31, 2028), with no purchase option, followed by four 5-year renewal options (exercisable by Penn) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties through an indirect wholly-owned subsidiary, GLP Holdings, Inc. In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years (expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation (NYSE: BYD) ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease has an initial term that expires on April 30, 2026 and has 5 separate renewal options for five years each, exercisable at the tenants' option. See Note 12 for further details.

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

Additionally, on October 1, 2018, the Company made a loan to Caesars in the amount of $246.0 million (the "CZR loan") in connection with Caesars acquisition of Lumière Place Casino and Hotel ("Lumière Place") (and together with the Tropicana Acquisition, the "Tropicana Transactions"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place real estate in satisfaction for the CZR loan. The Company closed this transaction on September 29, 2020 and entered into a new triple net lease for this asset whose initial term expires October 31, 2033, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Lumière Place Lease").

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations. This asset has been placed in our TRS subsidiary. See Note 6 for further details related to this transaction.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2020, GLPI’s portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties and Tropicana Las Vegas, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois.  These facilities are geographically diversified across 16 states, contain approximately 24.1 million square feet and were 100% occupied at September 30, 2020.

In the first quarter of 2020, it became clear that there was a global outbreak of a new strain of novel coronavirus COVID-19 ("COVID-19"). The global, domestic and local response to the COVID-19 outbreak continues to evolve rapidly. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closures of or imposed limitations on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March. Our properties began reopening at limited capacity in May and by early July nearly all had resumed operations at limited capacity. As of the date of this filing, the only property that had not reopened was Zia Park Casino in the Penn Master Lease.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, particularly given the uncertainty related to the COVID-19 outbreak described in Note 1. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2019 financial information has been derived from the Company’s audited consolidated financial statements.

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

4.              Real Estate Investments

Real estate investments, net, represents investments in 43 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$2,590,904	$2,552,285
Building and improvements	6,014,276	5,749,211
Total real estate investments	8,605,180	8,301,496
Less accumulated depreciation	(1,364,869)	(1,200,941)
Real estate investments, net	$7,240,311	$7,100,555

The increase in real estate investments is due to the Company acquiring the real estate of Belterra Park in satisfaction of the loan in May 2020 and the acquisition of the real estate of Lumière Place in satisfaction of the CZR loan in September 2020 for $57.7 million ($11.7 million of which was allocated to land and land improvements and $46.0 million to building and improvements) and $246.0 million ($26.9 million of which was allocated to land and land improvements and $219.1 million to building and improvements), respectively.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized in the TRS Properties:

	September 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$30,499	$30,492
Building and improvements	117,187	116,904
Furniture, fixtures, and equipment	111,626	118,766
Construction in progress	219	120
Total property and equipment	259,531	266,282
Less accumulated depreciation	(170,212)	(172,202)
Property and equipment, net	$89,319	$94,080

6. Tropicana Las Vegas Acquisition

As previously discussed in Note 1, the impact of COVID-19 resulted in casino-wide closures at all of our tenants. As a result of COVID-19, on April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits, which are to be applied for rent due under the parties' existing leases for the months of May, June, July, August, and October. Penn will otherwise continue making cash rent payments to GLPI for the month of April, September, November and December 2020.

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

The Company recorded an initial land and building value of $226.2 million and $81.3 million, respectively. During the three and nine months ended September 30, 2020 depreciation expense of $0.9 million and $1.7 million was recorded. Additionally, deferred rent of $307.5 million was recorded at the acquisition date, with $141.7 million and $272.5 million of deferred rent recognized during the three and nine months ended September 30, 2020.

The Tropicana Las Vegas assets are summarized below:

September 30, 2020
(in thousands)
Land and improvements	$226,160
Building and improvements	81,340
Total real estate of Tropicana Las Vegas	307,500
Less accumulated depreciation	(1,727)
Real estate of Tropicana Las Vegas , net	$305,773

7. Receivables

Real Estate Loans

As discussed in Note 1, the Company historically had the CZR loan outstanding which was utilized by Caesars in connection with its acquisition of Lumière Place. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place real estate in satisfaction of the CZR loan, subject to the Lumière Place Lease, and closed this transaction on September 29, 2020.

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of a $57.7 million secured mortgage loan on Belterra Park (the "Belterra Park Loan"). The Belterra Park Loan bore interest at an initial rate equal to 11.11% and matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to the Belterra Park Lease.

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

On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 and through September 30, 2020, the interest due from CQ Holding Company under the Company's Casino Queen Loan was paid in kind. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Casino Queen Loan, related to financial covenant violations during the year ended December 31, 2018.
During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to be able to repay the remaining term loan balance of $13.0 million due to the Company, this amount was written off and an impairment charge was recorded for the nine months ended September 30, 2019.
At September 30, 2020, Casino Queen was in violation of the rent coverage ratio required under the Casino Queen Lease and was in payment default in April 2020. The Company provided notice and a reservation of rights to Casino Queen and its secured lenders of such default. At September 30, 2020, Casino Queen has made partial payments on its rental obligations and the Company is working on a deferred rental agreement. The Company is recording income as cash rental payments are received on the Casino Queen Lease.

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
Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2020	December 31, 2019
Right-of use assets - operating leases	$182,520	$184,063
Land rights, net	645,610	654,671
Right-of-use assets and land rights, net	$828,130	$838,734

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Land rights	$694,077	$694,077
Less accumulated amortization	(48,467)	(39,406)
Land rights, net	$645,610	$654,671

As of September 30, 2020, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$3,020
2021	12,081
2022	12,081
2023	12,081
2024	12,081
Thereafter	594,266
Total	$645,610

Lease Liabilities

At September 30, 2020, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020 (remainder of year)	$3,440
2021	13,759
2022	13,707
2023	13,638
2024	13,617
Thereafter	644,059
Total lease payments	$702,220
Less: interest	(519,754)
Present value of lease liabilities	$182,466

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$3,458	$3,909	$10,625	$11,722
Variable lease cost (1)	1,651	2,319	2,461	6,823
Short-term lease cost	203	254	425	765
Amortization of land right assets	3,021	3,020	9,061	15,516
Total lease cost	$8,333	$9,502	$22,572	$34,826

(1) Variable lease costs for the nine months ended September 30, 2020 included a true up of the monthly rental payments paid by our tenants on certain ground leases that are based on estimated current year annual performance which were impacted by casino closures due to COVID-19. As discussed previously, under ASC 842, the Company is required to gross up its financial statements by recording both expense and revenue (recorded within rental income on the condensed consolidated statements of income) for these payments since the Company is considered the primary obligor.

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs, are recorded within land rights and ground lease expense in the condensed consolidated statements of income. The Company's short-term lease costs as well as a small portion of operating lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2020
Weighted average remaining lease term - operating leases	53.04 years
Weighted average discount rate - operating leases	6.7%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1)	$436	$1,373

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$12	$197

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

9.              Long-term Debt

Long-term debt is as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Unsecured $1,175 million revolver	$—	$46,000
Unsecured term loan A-1	—	449,000
Unsecured term loans A-2	424,019	—
$1,000 million 4.875% senior unsecured notes due November 2020	—	215,174
$400 million 4.375% senior unsecured notes due April 2021	—	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	—
Finance lease liability	893	989
Total long-term debt	5,799,912	5,786,163
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(47,660)	(48,201)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,752,252	$5,737,962

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2020 (in thousands):

Within one year	$134
2-3 years	424,307
4-5 years	1,750,316
Over 5 years	3,625,155
Total minimum payments	$5,799,912

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver"), with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility, with a maturity date of April 28, 2021. At September 30, 2020, the interest rate on the term loan facility and Revolver was LIBOR plus 1.50%.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility" which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company also closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 priced at a slight discount to par. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 priced at a premium to par. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At September 30, 2020, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the $424.0 million Term Loans A-2 facility. No amounts were outstanding under the Revolver. Additionally, at September 30, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of September 30, 2020.

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

At September 30, 2020, the Company was in compliance with all required financial covenants under the Amended Credit Facility. Additionally, the Company entered into an amendment at March 30, 2020 with the Company's credit facility lenders which permits the fair value of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets.

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

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 priced at a slight discount to par to repay indebtedness under its Revolver. On August 18, 2020 the Company issued an additional $200 million of 4.00% senior unsecured notes due January 2031 at a premium to repay Term Loan A-1 indebtedness, incurring a loss on the early extinguishment of debt of $0.8 million, related to debt issuance write-offs. These bond offerings have extended the maturities of our long-term debt.

At September 30, 2020, the Company had $5,375.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$105,894	$105,894	$26,823	$26,823
Deferred compensation plan assets	31,298	31,298	28,855	28,855
Real estate loans	—	—	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	424,019	424,019	495,000	493,533
Senior unsecured notes	5,375,000	5,802,923	5,290,174	5,707,996

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 and 2019.  There were no assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020; however, assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 are described below.
Loan Receivable
During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under the Casino Queen Loan. During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Thus, because the Company did not expect Casino Queen to repay the remaining term loan principal balance of $13.0 million due to the Company, this amount was written off and an impairment charge was recorded in the condensed consolidated statement of income for the nine months ended September 30, 2019. See Note 7 for further details surrounding the Casino Queen Loan.

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

12. Revenue Recognition

As of September 30, 2020, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Caesars Master Lease and the Lumière Place Lease and 4 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease and the Belterra Park Lease. Additionally, the Meadows real estate assets are leased to Penn under a single property triple-net lease (the "Meadows Lease") and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease.

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
The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month, although Hollywood Casino Toledo has a monthly percentage rent floor which equals $22.9 million annually.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years. The Amended Pinnacle Master Lease reset on May 1, 2020 which resulted in an annual decline of $5.0 million.

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo, Isle Casino Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (see Note 18 for further discussion) (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020.

This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment of $21.2 million will be recognized to the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenants' option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In addition, the guaranteed fixed escalations in the new initial lease term will be recognized on a straight line basis.

The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years. The Boyd Master Lease reset on May 1, 2020 which resulted in an annual rent decline of $1.5 million.

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

On September 29, 2020, the Company acquired the real estate of Lumière Place in satisfaction of the CZR loan, subject to the Lumière Place Lease, whose initial term expires on October 31, 2033 and has 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease rent is $22.8 million annually and is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to 2% annually thereafter. The percentage rent reset for the two year period ended September 30, 2020 recently concluded which will result in an annual reduction of $2.1 million.

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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. For example, a percentage rent floor of $22.9 million per year was triggered on Penn's Hollywood Casino Toledo property as a result of Penn's May 2019 purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan.

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

Details of the Company's rental income for the three and nine months ended September 30, 2020 was as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Building base rent (1)	$167,362	$500,431
Land base rent	48,065	143,566
Percentage rent (2)	42,690	112,708
Total cash rental income	$258,117	$756,705
Straight-line rent adjustments	4,928	(5,394)
Ground rent in revenue	4,476	11,239
Other rental revenue	34	161
Total rental income	$267,555	$762,711

(1) Building base rent is subject to the annual rent escalators described above.

(2) Percentage rent is subject to the certain floors as described above.

As of September 30, 2020, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Future Rental Income	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Income to be Recognized Related to Ground Leases (Non Cash)	Future Income to be Recognized Related to Operating Leases
Year ending December 31,
2020	253,693	814	3,010	257,517
2021	1,014,961	3,255	12,045	1,030,261
2022	987,266	22,124	12,051	1,021,441
2023	961,807	30,877	12,057	1,004,741
2024	929,486	30,008	12,063	971,557
Thereafter	13,411,936	246,801	123,028	13,781,765
Total	$17,559,149	333,879	174,254	18,067,282

The table above presents the cash rent the Company expects to receive from its tenants (incorporating the events that were completed on October 1, 2020 discussed in Note 18), offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above.

The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's condensed consolidated statements of income in the period earned. At September 30, 2020, the Company no longer has any loans outstanding. See Note 7 for additional details.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	218,042	214,683	216,140	214,658
Assumed conversion of restricted stock awards	110	127	56	96
Assumed conversion of performance-based restricted stock awards	695	515	716	464
Diluted weighted-average common shares outstanding	218,847	215,325	216,912	215,218

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share and share data)
Calculation of basic EPS:
Net income	$127,126	$90,547	$336,370	$276,590
Less: Net income allocated to participating securities	(152)	(138)	(406)	(420)
Net income attributable to common shareholders	$126,974	$90,409	$335,964	$276,170
Weighted-average common shares outstanding	218,042	214,683	216,140	214,658
Basic EPS	$0.58	$0.42	$1.55	$1.29

Calculation of diluted EPS:
Net income	$127,126	$90,547	$336,370	$276,590
Diluted weighted-average common shares outstanding	218,847	215,325	216,912	215,218
Diluted EPS	$0.58	$0.42	$1.55	$1.29

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	6,892	—	38,459	57,494

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
During the three and nine months ended September 30, 2020, the Company sold zero shares and 7,971 shares of its common stock under the ATM Program at an average price of $45.90 per share, which generated gross proceeds of approximately $0.4 million (net proceeds of approximately $0.2 million). As of September 30, 2020, the Company had $599.6 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2020 and 2019:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071
August 6, 2020	August 17, 2020	Common Stock	$0.60	Third Quarter 2020	September 25, 2020	$130,697

2019
February 19, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,978
August 20, 2019	September 6, 2019	Common Stock	$0.68	Third Quarter 2019	September 20, 2019	$145,984
(1) Dividend distributed on June 26, 2020 was paid $25.8 million in cash and $103.2 million in stock (2,697,946 shares at $38.2643). Dividend distributed on September 25, 2020 was paid $26.2 million in cash and $104.5 million in stock (2,767,704 shares at $37.7635). For accounting purposes, since the Company is in an accumulated deficit position the value of the stock dividend was recorded at its par value.
In addition, for both the three and nine months ended September 30, 2020 and 2019, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively. Dividends distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643). Dividends distributed to the Company's employees on September 25, 2020 were paid $32 thousand in cash and $217 thousand in stock (5,746 shares at $37.7635).

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

As of September 30, 2020, there was $4.5 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.56 years. For the three and nine months ended September 30, 2020, the Company recognized $4.5 million and $8.0 million of compensation expense associated with these awards, compared to $1.7 million and $5.8 million for the three and nine months ended September 30, 2019. The increase from prior year is primarily related to the stock acceleration charges related to the departure of our former chief financial officer.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2020:

Number of Award Shares
Outstanding at December 31, 2019	316,971
Granted	275,456
Released	(323,128)
Canceled	(7,999)
Outstanding at September 30, 2020	261,300

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of September 30, 2020, there was $11.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.87 years.  For the three and nine months ended September 30, 2020, the Company recognized $3.9 million and $8.7 million of compensation expense associated with these awards, compared to $2.1 million and $6.5 million for the three and nine months ended September 30, 2019. The increase from prior year is primarily related to the stock acceleration charges related to the departure of our former chief financial officer.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2020:

Number of Performance-Based Award Shares
Outstanding at December 31, 2019	1,383,334
Granted	504,000
Released	(561,667)
Canceled	(131,673)
Outstanding at September 30, 2020	1,193,994

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

Properties reportable segment consists of Hollywood Casino Perryville, Hollywood Casino Baton Rouge and Tropicana Las Vegas.

The following tables present certain information with respect to the Company’s segments.

	Three months ended September 30, 2020			Three months ended September 30, 2019
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$273,129	$34,425	$307,554	$255,995	$31,617	$287,612
Income from operations	192,369	8,332	200,701	181,947	5,678	187,625
Interest expense	65,720	4,459	70,179	72,510	2,601	75,111
Income before income taxes	125,892	3,873	129,765	88,657	3,078	91,735
Income tax expense	206	2,433	2,639	196	992	1,188
Net income	125,686	1,440	127,126	88,461	2,086	90,547
Depreciation	55,595	2,485	58,080	55,544	1,758	57,302
Capital maintenance expenditures	11	477	488	—	709	709

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	GLP Capital (1)	TRS Properties	Total	GLP Capital (1)	TRS Properties	Total
Total revenues	$781,841	$71,163	$853,004	766,630	$97,859	$864,489
Income from operations	557,751	10,016	567,767	510,884	18,283	529,167
Interest expense	200,137	11,520	211,657	220,558	7,804	228,362
Income (loss) before income taxes	339,990	(1,502)	338,488	269,882	10,481	280,363
Income tax expense	515	1,603	2,118	461	3,312	3,773
Net income (loss)	339,475	(3,105)	336,370	269,421	7,169	276,590
Depreciation	165,420	6,613	172,033	177,786	5,959	183,745
Capital maintenance expenditures	155	1,474	1,629	4	2,252	2,256

(1)              Interest expense is net of intercompany interest eliminations of $4.5 million and $11.5 million for the three and nine months ended September 30, 2020, respectively, compared to $2.6 million and $7.8 million for the three and nine months ended September 30, 2019, respectively.

17.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,945	$1,418	$1,054	$4,102
Cash paid for interest	$43,647	$41,163	$182,257	$180,494

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its condensed consolidated balance sheet to represent its rights to underlying assets and future lease obligations. On April 16, 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million. Additionally, in the nine months ended September 30, 2020, the Company acquired the real property of Belterra Park in satisfaction of the real estate loan of $57.7 million held on the property, subject to the Belterra Park Lease and acquired the real property of Lumière Place in satisfaction of the $246.0 million loan subject to the Lumière Place Lease. Additionally, see Note 14 for a description of the stock dividend that has been distributed in 2020. The Company did not engage in any other noncash investing or any noncash financing activities during the nine months ended September 30, 2020 and 2019.

18.       Subsequent Events

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits. The Company is leasing the land back to an affiliate of Penn for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property. Additionally on October 1, 2020, Penn exercised the next scheduled five-year renewals under both the Penn Master Lease and the Amended Pinnacle Master Lease.

As described in Note 12, the Caesars Amended and Restated Master Lease permits Caesars, subject to the satisfaction of certain conditions, to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the lease with one or more properties owned by Caesars, provided that the aggregate value of such new property or properties, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable. On October 27, 2020, the Company entered into an Exchange Agreement with subsidiaries of Caesars that own, respectively, the Isle Casino & Hotel, Waterloo, Iowa ("Waterloo") and the Isle Casino & Hotel, Bettendorf, Iowa ("Bettendorf"). Pursuant to the terms of the agreement, Caesars will transfer to the Company the real estate assets of the Waterloo and Bettendorf properties in exchange for the transfer by the Company to Caesars of the real property assets of the Tropicana Evansville, plus a cash payment of $5.72 million. At the closing of the exchange transaction, which is expected by end of 2020, the Waterloo and Bettendorf facilities will be added to the Caesars Amended and Restated Master Lease and the rent will increase by approximately $520,000 annually.

On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Twin River Worldwide Holdings, Inc. (“Twin River”) (NYSE: TRWH) will acquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will reacquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Twin River pursuant to which the Company will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware which is currently owned and operated by Twin River, for a cash purchase price of approximately $144.0 million. At the closing of the transactions, which are expected in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel and Casino facilities will be added to a new master lease between the Company and Twin River (the “Twin River Master Lease”). The Company anticipates that the Twin River Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by Twin River) on the same terms and conditions. Rent under the Twin River Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in Consumer Price Index.

Twin River is a multi-jurisdictional owner of gaming and racing facilities, including slot machines, video lottery terminals and various casino table games, and restaurant and hotel facilities. Twin River is a publicly traded company (NYSE: TRWH) that is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

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

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease with an initial term of 10 years, with no purchase option, followed by five 5-year renewal options (exercisable by Pinnacle) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming, Inc. (NYSE: BYD) ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd for these properties on terms similar to the Company’s Amended Pinnacle Master Lease (the "Boyd Master Lease"). The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by Boyd) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center, whereby the Company loaned Boyd $57.7 million. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The current annual rent is $6.4 million, which is comprised of fixed component which totals $4.6 million, $2.7 million of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities that currently totals $1.8 million, which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years.

In addition to the acquisition of Plainridge Park described above, on October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P., the operating partnership of GLPI ("GLP Capital"), which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars")), acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Eldorado Resorts, Inc. and a wholly-owned subsidiary of Eldorado Resorts, Inc. and leased the

GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). Additionally, on October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars's acquisition of Lumière Place, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") whose initial term expires on October 31, 2033 with 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease rent is $22.6 million annually and is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases and as of the date of this filing have been fully utilized.

On June 15, 2020, the Company entered into an agreement, subject to regulatory approvals, to amend and restate the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of the Caesars, (ii) remove the variable rent component in its entirety, commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo, Isle Casino Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (see Note 18 to the Condensed Consolidated Financial Statements for further discussion), (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease, subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The Caesars Amended and Restated Master Lease became effective on July 23, 2020 when all of the necessary regulatory approvals were received and notice periods were satisfied.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2020, GLPI's portfolio consisted of interests in 46 gaming and related facilities, including the TRS Properties and Tropicana Las Vegas, the real property associated with 32 gaming and related facilities operated by Penn, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.1 million square feet. As of September 30, 2020, our properties were 100% occupied.

As of September 30, 2020, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Caesars. Additionally, we have rental revenue from triple-net leases on the following properties: the Casino Queen property which is leased back to a third-party operator (the "Casino Queen Lease"), the Meadows property which is leased to Penn (the "Meadows Lease"), the Belterra Park property which is leased to an affiliate of Boyd and the Lumière Place property which is leased to Caesars. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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
Recent Developments and Business Outlook
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic are having material negative impacts on the global and United States economies that have resulted in an unprecedented drop in economic activity. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which resulted in record unemployment claims. As the U.S. economy began to reopen in the second quarter the unemployment rate, which was approximately 3.5% at the beginning of 2020, declined from its April 2020 peak of 14.7% to a still relatively high level of 7.9%. Additional impacts and recent developments include:

•During the initial stages of the COVID-19 outbreak, federal, state and local government officials took steps to require various non-essential businesses to close to slow the spread of COVID-19. In mid-March 2020, all casinos were closed across the country, which in turn had a significant negative impact on our tenants' and our own operating results. Although the majority of casinos have reopened throughout the country, it is possible that individual jurisdictions may elect to close them again (as was done in Arizona) to mitigate continued increases in COVID-19 cases. In addition, although the results of our tenants operations since they have reopened have been quite strong, the continuation of these impressive results is uncertain, given the extent of damage to the economy. Our major tenants have raised significant amounts of liquidity through public capital market transactions recently and are all current on their rental obligations. However, if our tenants' properties are required to be closed again for an extended period of time, it is possible that our tenants may not be able to service their rent obligations. We may elect to enter into rent deferral agreements or accept non-cash assets to satisfy rent obligations in a manner similar to the transaction with Penn, which is discussed below.
•An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. We will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing. In addition, on October 1, 2020, we completed the acquisition of the land under Penn's gaming facility under construction in Morgantown, Pennsylvania, in exchange for $30 million in rent credits. We are leasing the property back to an affiliate of Penn for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property to the public. Penn will guaranty the performance of its affiliates under the Tropicana Las Vegas and Morgantown leases.

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

•On October 1, 2020 Penn exercised the next scheduled five-year renewals under each of its two master leases with the Company, and the terms of the master lease covering Penn’s Hollywood Casino at Penn National Racecourse, located in Grantville, Pennsylvania, will be amended to provide the Company with protection from any adverse impact on the lease escalation provisions resulting from decreased net revenues from such facility.

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

•On June 25, 2020, the Company enhanced its liquidity and financial flexibility by (i) extending the maturity date of its $224 million of Term Loan A-1, which term loans are now classified as a new tranche of term loans (the "Term Loans A-2") under its senior unsecured credit facility (the "Credit Facility") and (ii) raising $200 million of additional Term Loans A-2. The Term Loans A-2 mature on May 21, 2023. Additionally, the Company issued 4.00%, $500 million of senior unsecured notes at a slight discount to par which have a maturity date of January 15, 2031. The proceeds from these new debt obligations were utilized, along with cash on hand to repay all amounts that were outstanding under the Company's revolving credit facility. In August 2020, the Company issued an additional $200 million of 4.00% senior unsecured notes due on January 15, 2031 at a premium to par. The net proceeds from this offering were utilized to repay advances under our Term Loan A-1.
•We entered into an amendment on March 30, 2020 with our creditors which permits the fair value as determined by us of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with generally accepted accounting principles for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets. We comfortably passed all of our debt covenants at September 30, 2020 and, based on continuing compliance by our tenants with the provisions of their leases, we do not anticipate any need for additional covenant relief and have ample liquidity.
•We have collected all of our contractual rent through October 2020 from our tenants other than Casino Queen, from whom we are now collecting full rental payments and with whom we continue to work on a deferred rent agreement related to prior closed months.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $307.6 million and $200.7 million for the three months ended September 30, 2020, respectively, compared to $287.6 million and $187.6 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $853.0 million and $567.8 million for the nine months ended September 30, 2020, respectively, compared to $864.5 million and $529.2 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, were as follows:

•Total income from real estate was $273.1 million and $781.8 million for the three and nine months ended September 30, 2020, and $256.0 million and $766.6 million for the three and nine months ended September 30, 2019, respectively. Total income from real estate increased by $17.1 million for the three months ended September 30, 2020 and $15.2 million for the nine months ended September 30, 2020 as compared to the corresponding periods in the prior year. The reason for the increase for the three month period ended September 30, 2020 was primarily due to favorable non-cash straight-line rent adjustments of $13.6 million on our Amended Pinnacle Master Lease and Boyd Master Lease whose percentage rent anniversaries occurred on May 1, 2020 and the Amended Caesars Master Lease which as discussed in Note 12 to the Condensed Consolidating Financial Statements resulted in a change to the recognition of the existing deferred revenue amount and incorporated the recognition of a portion of the fixed escalations into current period earnings. The current quarter was also positively impacted by higher percentage rent from our Penn Master Lease of $4.7 million due to the strong reopening demand at Hollywood Casino Columbus and Hollywood Casino Toledo (as both properties were closed in mid-March 2020 and reopened on June 19, 2020) as well as the benefits Hollywood Casino Toledo experienced from the extended closures of competing casinos in Detroit, Michigan until August 5, 2020. We also experienced higher building base rents as the majority of our leases incurred escalators in 2019. This was partially offset by lower percentage rent from the Amended Pinnacle Master Lease and the Boyd Master Lease which reset on May 1, 2020 and due primarily from the impact of the casino closures from COVID-19, lowered annual percentage rent by $5.0 million and $1.5 million, respectively, as well as lower rental income from Casino Queen. The increase for the nine month period ended September 30, 2020 was primarily due to favorable non-cash straight-line rent adjustments of $20.5 million on our Amended Pinnacle Master Lease, Boyd Master Lease and Amended Caesars Master Lease and higher building base rents of $8.1 million for the reasons discussed above. These increases were partially offset by lower rental income from percentage rent of $6.7 million on the Penn Master Lease due to the temporary closure of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020 due to COVID-19 and the Amended Pinnacle Master Lease and the Boyd Master Lease for the reasons discussed above as well as lower rental income from ground leases.

•Revenues for our TRS Properties increased by $2.8 million for the three months ended September 30, 2020 and decreased $26.7 million for the nine months ended months ended September 30, 2020, as compared to the corresponding period in the prior year. These properties were closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Revenues since reopening have exceeded the corresponding periods in the prior years as spend per visit has increased which has more than offset reduced visitation levels.

•Total operating expenses increased by $6.9 million and decreased by $50.1 million for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year. The increase in operating expenses for the three months ended September 30, 2020 as compared to the prior year period was primarily driven by charges of $6.8 million associated with severance and stock based compensation acceleration charges for the departure of our former chief financial officer. The decrease for the nine-month period ended September 30, 2020 was due to lower depreciation expense and land right amortization expense in our REIT segment of $24.0 million primarily from lower rent expense on the Company's long term ground leases due to the impact of COVID-19 and the acceleration of depreciation and amortization in 2019 resulting from the closing of Penn's Resorts Casino Tunica property. Additionally, for the nine months ended September 30, 2019 there was a loan impairment charge of $13.0 million related to GLPI’s unsecured, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"). These items were partially offset by the charges incurred during the three month period ended September 30, 2020 described above.

•Other income and expenses decreased by $25.0 million for the three months ended September 30, 2020 and $19.5 million for the nine months ended September 30, 2020, as compared to the corresponding periods in the prior year due to lower interest expense from our refinancing activities that occurred in the third quarter of 2019 and first quarter of 2020 and lower debt extinguishment charges compared to the prior year.

•Net income increased by $36.6 million and $59.8 million for the three and nine months ended September 30, 2020, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2020.

Results of Operations

The following are the most important factors and trends that contribute or will contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak resulted in the nationwide closures of all casino operations throughout the United States in mid-March 2020 as well as sharp increases in unemployment levels. Although our properties have reopened and all but one of our tenants' properties have done so as well to encouraging results, we cannot predict whether this recovery will be sustained or whether the facilities will be forced to close again in future periods.

•We do not anticipate any rent escalations being triggered under our leases in 2020 due to the impact of COVID-19 and our entry into the Amended and Restated Caesars Master Lease. Our leases also contain variable rent which is reset on varying schedules depending on the lease. In the aggregate, the portion of our cash rents that are variable represented approximately 16% of our 2019 full year cash rental income. Of that 16% variable rent, approximately 27% resets every five years which is associated with our Penn Master Lease and Casino Queen Lease, 42% resets every two years and 31% resets monthly which is associated with the Penn Master Lease (of which approximately 47% is subject to a floor or $22.9 million annually for Hollywood Casino Toledo). The percentage rent in the Penn Master Lease increased by $4.7 million for the three month period ended September 30, 2020 as the facilities reopened on June 19, 2020 to strong performance and Hollywood Casino Toledo benefited from the Detroit, Michigan gaming market being closed until August 5, 2020. For the nine months ended September 30, 2020 percentage rent in the Penn Master Lease declined by $3.2 million compared to the corresponding period in the prior year due to the temporary closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020.

•The variable rent resets in the Amended Pinnacle Master Lease and the Boyd Master Lease reset for the two year period ended April 30, 2020, which resulted in a $5.0 million and a $1.5 million reduction in annual variable rent on each of these leases, respectively, which will prevail for the subsequent two year period through April 30, 2022. In addition, the Meadows Lease variable rent reset occurred in October 2020 which will lower variable rent annually by $2.1 million. The Caesars Master Lease variable rent reset was scheduled to occur in October 2020; however, on June 15, 2020, the Company entered into the Amended and Restated Caesars Master Lease, to, among other things, (i) extend the initial term of 15 years to 20 years, (ii) remove the variable rent component in its entirety, commencing with the third lease year, at which time the land base rent will increase to approximately $23.6 million and the building base rent will be set at approximately $62.1 million and (iii) provide for fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year, with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter. The Amended and Restated Caesars Master Lease became effective July 23, 2020 when all of the necessary regulatory approvals were received and notice periods were satisfied. We have no other variable resets scheduled to occur until 2022.

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties which account for a significant portion of our revenue, pursuant to two master leases and a single property lease.

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

The consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$307,554	$287,612	$853,004	$864,489
Total operating expenses	106,853	99,987	285,237	335,322
Income from operations	200,701	187,625	567,767	529,167
Total other expenses	(70,936)	(95,890)	(229,279)	(248,804)
Income before income taxes	129,765	91,735	338,488	280,363
Income tax expense	2,639	1,188	2,118	3,773
Net income	$127,126	$90,547	$336,370	$276,590

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2020 and 2019 is summarized below:

	Three Months Ended September 30,
	2020	2019	2020	2019
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$273,129	$255,995	$192,369	$181,947
TRS Properties	34,425	31,617	8,332	5,678
Total	$307,554	$287,612	$200,701	$187,625

	Nine Months Ended September 30,
	2020	2019	2020	2019
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$781,841	$766,630	$557,751	$510,884
TRS Properties	71,163	97,859	10,016	18,283
Total	$853,004	$864,489	$567,767	$529,167

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$127,126	$90,547	$336,370	$276,590
Losses (Gains) from dispositions of property	4	37	(3)	50
Real estate depreciation	55,098	55,047	163,928	176,290
Funds from operations	$182,228	$145,631	$500,295	$452,930
Straight-line rent adjustments	(4,928)	8,643	5,394	25,930
Other depreciation	2,982	2,255	8,105	7,455
Amortization of land rights	3,021	3,020	9,061	15,516
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,669	2,807	8,032	8,597
Stock based compensation	8,353	3,845	16,652	12,353
Losses on debt extinguishment	779	21,014	18,113	21,014
Loan impairment charges	—	—	—	13,000
Capital maintenance expenditures	(488)	(709)	(1,629)	(2,256)
Adjusted funds from operations	$194,616	$186,506	$564,023	$554,539
Interest, net	70,157	74,876	211,166	227,790
Income tax expense	2,639	1,188	2,118	3,773
Capital maintenance expenditures	488	709	1,629	2,256
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,669)	(2,807)	(8,032)	(8,597)
Adjusted EBITDA	$265,231	$260,472	$770,904	$779,761

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$125,686	$88,461	$1,440	$2,086
Losses (Gains) from dispositions of property	—	—	4	37
Real estate depreciation	55,098	55,047	—	—
Funds from operations	$180,784	$143,508	$1,444	$2,123
Straight-line rent adjustments	(4,928)	8,643	—	—
Other depreciation	497	497	2,485	1,758
Amortization of land rights	3,021	3,020	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,669	2,807	—	—
Stock based compensation	8,353	3,845	—	—
Losses on debt extinguishment	779	21,014	—	—
Capital maintenance expenditures	(11)	—	(477)	(709)
Adjusted funds from operations	$191,164	$183,334	$3,452	$3,172
Interest, net (1)	65,698	72,276	4,459	2,600
Income tax expense	206	196	2,433	992
Capital maintenance expenditures	11	—	477	709
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,669)	(2,807)	—	—
Adjusted EBITDA	$254,410	$252,999	$10,821	$7,473

	GLP Capital		TRS Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$339,475	$269,421	$(3,105)	$7,169
Losses (Gains) from dispositions of property	—	8	(3)	42
Real estate depreciation	163,928	176,290	—	—
Funds from operations	$503,403	$445,719	$(3,108)	$7,211
Straight-line rent adjustments	5,394	25,930	—	—
Other depreciation	1,492	1,496	6,613	5,959
Amortization of land rights	9,061	15,516	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	8,032	8,597	—	—
Stock based compensation	16,652	12,353	—	—
Loan impairment charges	—	13,000	—	—
Losses on debt extinguishment	18,113	21,014	—	—
Capital maintenance expenditures	(155)	(4)	(1,474)	(2,252)
Adjusted funds from operations	$561,992	$543,621	$2,031	$10,918
Interest, net (1)	199,648	219,988	$11,518	$7,802
Income tax expense	515	461	$1,603	$3,312
Capital maintenance expenditures	155	4	$1,474	$2,252
Amortization of debt issuance costs, bond premiums and original issuance discounts	(8,032)	8,597	$—	$—
Adjusted EBITDA	$754,278	$755,477	$16,626	$24,284

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $4.5 million and $11.5 million for the three and nine months ended September 30, 2020 compared to $2.6 million and $7.8 million for the corresponding periods in the prior year.

Net income for our GLP Capital segment was $125.7 million for the three months ended September 30, 2020 and $88.5 million for the three months ended September 30, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $180.8 million, $191.2 million and $254.4 million for the three months ended September 30, 2020, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $143.5 million, $183.3 million and $253.0 million for the three months ended September 30, 2019, respectively. The increase in net income for our GLP Capital segment for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily driven by lower debt extinguishment charges of $20.2 million and lower interest expense due to refinancing activities that occurred in the third quarter of 2019 and the first quarter of 2020 as well as a $17.1 million increase in income from real estate as previously discussed.

Net income for our GLP Capital segment was $339.5 million for the nine months ended September 30, 2020 and $269.4 million for the nine months ended September 30, 2019. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $503.4 million, $562.0 million and $754.3 million for the nine months ended September 30, 2020, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $445.7 million, $543.6 million and $755.5 million for the nine months ended September 30, 2019, respectively. The increase in net income for our GLP Capital segment for the nine months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily driven by a $31.7 million decrease in operating expenses primarily due to lower land right and ground lease expense and depreciation expense related to the 2019 acceleration of these items for the Penn closure of its Resorts Casino Tunica property, a $13.0 million loan impairment charge related to Casino Queen recorded in 2019 as well as lower interest expense from refinancing activities. Additionally income from real estate increased $15.2 million as previously discussed.

The increase in FFO in our GLP Capital segment for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year were driven by the explanations above, including an add-back for the depreciation expense. The increase in AFFO for our GLP Capital segment for the three and nine months ended September 30, 2020, as compared to the corresponding period in the prior year were primarily driven by the changes described above, and the adjustments to derive at AFFO. The variances for adjusted EBITDA for our GLP Capital segment for the three and nine months ended September 30, 2020 compared to the corresponding period in the prior year, were driven by the explanations above, as well as add-backs for interest expense.

Revenues

Revenues for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2020	2019	Variance	Variance
Rental income	$267,555	$248,789	$18,766	7.5%
Interest income from real estate	5,574	7,206	(1,632)	(22.6)%
Total income from real estate	273,129	255,995	17,134	6.7%
Gaming, food, beverage and other	34,425	31,617	2,808	8.9%
Total revenues	$307,554	$287,612	$19,942	6.9%

	Nine Months Ended September 30,			Percentage
	2020	2019	Variance	Variance
Rental income	$762,711	$745,030	$17,681	2.4%
Interest income from real estate	19,130	21,600	(2,470)	(11.4)%
Total income from real estate	781,841	766,630	15,211	2.0%
Gaming, food, beverage and other	71,163	97,859	(26,696)	(27.3)%
Total revenues	$853,004	$864,489	$(11,485)	(1.3)%

Total income from real estate

For the three and nine months ended September 30, 2020, total income from real estate was $273.1 million and $781.8 million, compared to $256.0 million and $766.6 million in the corresponding periods in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $17.1 million, or 6.7%, for the three months ended September 30, 2020 and $15.2 million, or 2.0% for the nine months ended September 30, 2020, as compared to their corresponding periods in the prior year. As previously discussed, this was primarily due to favorable non-cash straight line rent adjustments on our Amended Pinnacle Master Lease and Boyd Master Lease whose percentage rent anniversaries occurred on May 1, 2020 and our recent amendments to the Amended Caesars Master Lease which resulted in a change to the recognition of the existing deferred revenue amount and incorporated the recognition of a portion of the fixed escalations into current period earnings. See Note 12 in the Condensed Consolidating Financial Statements for further discussion. Additionally both periods were positively impacted by higher building base rents as the majority of our leases incurred escalators in 2019. This was partially offset by lower percentage rent from the Amended Pinnacle Master Lease and Boyd Master Lease which reset on May 1, 2020 and lower rental income from Casino Queen. Finally, the nine month period ended September 30, 2020 was negatively impacted by lower percentage rent on the Penn Master Lease due to the closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo. However, the three month period ended September 30, 2020 was positively impacted by strong reopening results as previously discussed.

Details of the Company's income from real estate for the three and nine months ended September 30, 2020 was as follows (in thousands):

Three Months Ended September 30, 2020	Penn Master Lease	Penn Amended Pinnacle Master Lease	Amended Caesars Master Lease	Lumiere Place Lease and Loan	BYD Master Lease	BYD Belterra Lease	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$69,851	$56,801	$15,534	$127	$18,911	$668	$3,953	$1,517	$167,362
Land base rent	23,492	17,814	3,340	—	2,946	473	—	—	48,065
Percentage rent	26,044	6,694	3,340	—	2,462	454	2,792	904	42,690
Total cash rental income	$119,387	$81,309	$22,214	$127	$24,319	$1,595	$6,745	$2,421	$258,117

Straight-line rent adjustments	2,231	1,623	229	—	574	(301)	572	—	4,928
Ground rent in revenue	618	1,424	2,117	—	317	—	—	—	4,476
Other rental revenue	—	—	—	—	—		34	—	34
Total rental income	$122,236	$84,356	$24,560	$127	$25,210	$1,294	$7,351	$2,421	$267,555
Interest income from real estate loans	—	—	—	5,574	—	—	—	—	5,574
Total income from real estate	$122,236	$84,356	$24,560	$5,701	$25,210	$1,294	$7,351	$2,421	$273,129

Nine Months Ended September 30, 2020	Penn Master Lease	Penn Amended Pinnacle Master Lease	Amended Caesars Master Lease	Lumiere Place Lease and Loan	BYD Master Lease	Boyd Belterra Lease	Penn - Meadows Lease	Casino Queen Lease	Total
Building base rent	$209,555	$170,401	$46,602	$127	$56,732	$1,114	$11,858	$4,042	$500,431
Land base rent	70,476	53,442	10,020	—	8,839	789	—	—	143,566
Percentage rent	61,691	21,757	10,020	—	7,847	757	8,376	2,260	112,708
Total cash rental income	$341,722	$245,600	$66,642	$127	$73,418	$2,660	$20,234	$6,302	$756,705

Straight-line rent adjustments	6,694	(5,719)	(5,560)	—	(2,022)	(504)	1,717	—	(5,394)
Ground rent in revenue	1,785	4,349	3,987	—	1,118	—	—	—	11,239
Other rental revenue	—	—	—	—	—	—	161	—	161
Total rental income	$350,201	$244,230	$65,069	$127	$72,514	$2,156	$22,112	$6,302	$762,711
Interest income from real estate loans	—	—		16,976	—	2,154	—	—	19,130
Total income from real estate	$350,201	$244,230	$65,069	$17,103	$72,514	$4,310	$22,112	$6,302	$781,841

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment increased by $2.8 million, or 8.9%, and decreased by $26.7 million, or 27.3%, for the three and nine months ended September 30, 2020 respectively, as compared to the three and nine months ended September 30, 2019. These properties were closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding periods in the prior years as spend per visit has increased.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

				Percentage
Three Months Ended September 30, 2020	2020	2019	Variance	Variance
Gaming, food, beverage and other	$18,175	$18,549	$(374)	(2.0)%
Land rights and ground lease expense	8,084	9,094	(1,010)	(11.1)%
General and administrative	22,514	15,042	7,472	49.7%
Depreciation	58,080	57,302	778	1.4%
Total operating expenses	$106,853	$99,987	$6,866	6.9%

				Percentage
Nine Months Ended September 30,	2020	2019	Variance	Variance
Gaming, food, beverage and other	$39,536	$56,739	$(17,203)	(30.3)%
Land rights and ground lease expense	21,943	33,572	(11,629)	(34.6)%
General and administrative	51,725	48,266	3,459	7.2%
Depreciation	172,033	183,745	(11,712)	(6.4)%
Loan impairment charges	—	13,000	(13,000)	N/A
Total operating expenses	$285,237	$335,322	$(50,085)	(14.9)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $0.4 million, or 2.0%, and $17.2 million, or 30.3%, for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, primarily due to the impact of COVID-19, which forced our TRS Properties to close their operations in mid-March 2020.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $1.0 million, or 11.1%, and $11.6 million, or 34.6%, for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, primarily due to the acceleration of amortization expense of $6.3 million related to the closure of Penn's Resorts Casino Tunica property in 2019 and lower ground lease rents paid by our tenants in 2020 that are based on the facilities' revenues which declined due to the impact of COVID-19. We sublease these ground leases back to our tenants, who are responsible for payment directly to the applicable landlord. These amounts are required to be recorded in both revenue and expense within the consolidated statements of income as we have concluded that as the lessee the Company is the primary obligor under the ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $7.5 million or 49.7% and $3.5 million, or 7.2%, for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year. The increase for the three month period ended September 30, 2020 is primarily attributable to the negative impact from severance and stock acceleration charges of $6.8 million, related to the departure of our former chief financial officer. The increase for the nine-month period ended September 30, 2020 relates to the aforementioned charges which were partially offset by lower costs primarily attributable to the temporary closures of our TRS properties due to COVID-19 and lower bonus expense.

Depreciation

Depreciation expense decreased $11.7 million, or 6.4%, to $172.0 million, for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year, primarily due to the closure of the Resorts Casino Tunica property in 2019 which resulted in the acceleration of $10.3 million of depreciation expense to bring the net book value related to the building value of this property to zero at June 30, 2019.

Loan impairment charges

    On March 17, 2017, the Company provided the Casino Queen Loan to CQ Holding Company to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. During 2018, the operating results of Casino Queen declined substantially and Casino Queen defaulted under its senior credit agreement and also the Casino Queen Loan. As a result, the operations of Casino Queen were put up for sale during the fourth quarter of 2018. At December 31, 2018, active negotiations for the sale of Casino Queen's operations were taking place and full payment of the principal was still expected, due to the anticipation that the operations were to be sold in the near term for an amount allowing for repayment of the full amount of the principal due to GLPI under the Casino Queen Loan.

During the first quarter of 2019, the operating results of Casino Queen continued to decline, resulting in the anticipated acquirer withdrawing from the sales process. Subsequent offers for the operating assets of Casino Queen declined substantially and proceeds from the sale were not expected to generate enough cash to repay all of Casino Queen’s creditors. Thus, because the Company did not expect Casino Queen to be able to repay the principal due to it under the Casino Queen Loan, the full $13.0 million of principal was written off at March 31, 2019. The Company recorded an impairment charge for this amount through the condensed consolidated statement of income for the nine months ended September 30, 2019 to reflect the write-off of the Casino Queen Loan.
Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(70,179)	$(75,111)	$4,932	(6.6)%
Interest income	22	235	(213)	(90.6)%
Losses on debt extinguishment	(779)	(21,014)	20,235	(96.3)%
Total other expenses	$(70,936)	$(95,890)	$24,954	(26.0)%

	Nine Months Ended September 30,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(211,657)	$(228,362)	$16,705	(7.3)%
Interest income	491	572	(81)	(14.2)%
Losses on debt extinguishment	(18,113)	(21,014)	2,901	(13.8)%
Total other expenses	$(229,279)	$(248,804)	$19,525	(7.8)%

Interest expense

Interest expense decreased by $4.9 million, or 6.6%, and $16.7 million, or 7.3%, for the three and nine months ended September 30, 2020, as compared to the corresponding period in the prior year, primarily due to the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.000% senior unsecured notes due 2030 during the third quarter of 2019 and increased borrowings under our revolving credit facility. These proceeds were utilized to repay higher cost unsecured borrowings with near term maturities. Interest expense also benefited from the first quarter redemption of $215.2 million of 4.875% senior unsecured notes that were due in November 2020 and $400.0 million of 4.375% of senior unsecured notes that were due in April 2021, which were funded by borrowings under our revolving credit facility. Towards the end of the first quarter of 2020, we fully drew down our revolving credit facility by borrowing just over $530 million to increase liquidity levels given the near term uncertainty associated with COVID-19. We subsequently repaid all of our outstanding advances on our revolving credit facility on June 25, 2020, with cash on hand and the net proceeds from our 4.00%, $500 million unsecured note issuance due in January 2031 and Term Loan A-2 borrowings. On August 18, 2020, we raised an additional $200 million of 4.00%, unsecured notes at a premium to par and used the proceeds to repay Term Loan A-1 borrowings. Although these latter two transactions had a negative impact on interest expense they further increased the duration and fixed rate nature of our debt profile.

Losses on debt extinguishment

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company's outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company's outstanding 4.375% senior unsecured notes due in April 2021, resulting in the retirement of such senior notes. The Company recorded losses on the early extinguishment of debt related to the current year retirements of $18.1 million for the nine months ended September 30, 2020, primarily for call premium charges and debt issuance write-offs.

Taxes

During the three months ended September 30, 2020, the Company recorded an income tax expense of approximately $2.6 million compared with income tax expense of $1.2 million for the corresponding period in the prior year. During the nine months ended September 30, 2020, an income tax expense of approximately $2.1 million was recorded compared with $3.8 million for the corresponding period in the prior year. These changes are attributable to the earnings from our TRS properties whose results were negatively impacted by COVID-19 for the nine-month period September 30, 2020 but whose results for the three month period ended September 30, 2020 exceeded the prior year due to strong reopening demand and cost saving measures as previously discussed.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $310.5 million and $583.7 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease in net cash provided by operating activities of $273.2 million for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year was primarily due to a decrease in cash receipts from tenants and customers of $299.5 million, partially offset by a $24.4 million decrease in cash paid for operating expenses. The decrease in cash receipts collected from our tenants and customers for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year was primarily due to the recognition of $272.5 million in deferred rent recognized in connection with the Tropicana Las Vegas transaction and the impact of COVID-19, which forced our TRS Properties to temporarily close in mid-March 2020 until May and June of 2020. The reason for the decline in cash paid for operating expenses is primarily attributable to the temporary closures of our TRS properties.

Investing activities used cash of $1.6 million and $2.0 million during the nine months ended September 30, 2020 and 2019, respectively.  Net cash used in investing activities during the nine months ended September 30, 2020 consisted of capital expenditures of $1.6 million. Net cash used in investing activities for the nine months ended September 30, 2019 consisted of capital expenditures of $2.3 million, partially offset by proceeds from the sale of property and equipment of $0.2 million.

Financing activities used cash of $229.8 million and $581.9 million during the nine months ended September 30, 2020 and 2019, respectively. Net cash used by financing activities during the nine months ended September 30, 2020 was driven by $2,076.4 million of proceeds from the issuance of long-term debt that was utilized for the repayments of long-term debt of $2,060.9 million. Additionally, during the nine months ended September 30, 2020, we had dividend payments of $202.9 million, $15.7 million of premiums and related costs paid on the retirement of certain Senior Notes (as defined below), $11.6 million in additional financing costs, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.3 million. Net cash used by financing activities during the nine months ended September 30, 2019 was driven by dividend payments of $438.6 million and repayments of long term debt of $1,417.9 million, partially offset by $1,312.9 million of proceeds from the issuance of long-term debt.

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

During the nine months ended September 30, 2020 and 2019, the TRS Properties spent approximately $1.6 million and $2.3 million, respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver"), with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility, with a maturity date of April 28, 2021. At September 30, 2020, the interest rate on the term loan facility and Revolver was LIBOR plus 1.50%.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility") which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, the Company closed on an offering of $500 million 4.000% unsecured senior notes due January 2031 priced at a slight discount to par. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million 4.000% unsecured senior notes due January 2031 priced at a premium to par and utilized the proceeds to repay Term Loan A-1 borrowings.

At September 30, 2020, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting solely of the Term Loans A-2. Additionally, at September 30, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of September 30, 2020.

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

At September 30, 2020, the Company was in compliance with all required financial covenants under the Amended Credit Facility. Additionally, the Company entered into an amendment at March 30, 2020 with the Company's credit facility lenders which permits the fair value of non-cash assets received for rental payments from our tenants to be recognized within net operating income to the extent earned in accordance with GAAP for debt covenant purposes as well as the inclusion of cash in the definition of unencumbered assets.

Senior Unsecured Notes
At September 30, 2020, the Company had $5,375.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contains covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The

Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At September 30, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of September 30, 2020	As of December 31, 2019
Real estate investments, net	$2,677,215	$2,514,806
Real estate loans	—	246,000
Right-of-use assets and land rights, net	178,235	181,593
Cash and cash equivalents	78,742	4,281
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,752,252	5,737,962
Accrued interest	83,165	60,695
Lease liabilities	88,664	89,856
Deferred rental revenue	290,152	271,837

	For the nine -month period ended September 30, 2020	For the year ended December 31, 2019
Revenues	$432,735	$575,451
Income from operations	301,136	384,170
Interest expense	(211,657)	(301,520)
Net income	71,340	61,734

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

While the Company's Board of Directors declared a cash dividend of $0.70 for the first quarter of 2020, quarterly dividends of $0.60 per share on the Company's common stock were declared for both the second and third quarter. These dividends consisted of a combination of cash and shares of the Company's common stock. The cash component of the dividend (other than cash paid in lieu of fractional shares) did not exceed 20% in the aggregate, or $0.12 per share, with the balance, or $0.48 per share, payable in shares of the Company's common stock. This quarterly dividend level reflects the impact of the COVID-19 closures on the Company's business and anticipates that our major tenants will continue to fulfill payment of their financial obligations to the Company. Further, it is anticipated that the portion of dividends to be paid in shares will be limited to periods during which non-cash rents are realized by the Company and those stock dividends are expected to meet the REIT distribution requirements discussed above.

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our
Revolver and our Term Loan A-2. These debt instruments are indexed to LIBOR, which is expected to be phased out during late 2021. The discontinuance of LIBOR is expected to affect our interest expense and earnings. The obligations under our Revolver and Term Loans A-2 facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and are not certain whether SOFR will become the standard rate for our variable rate debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,799.9 million at September 30, 2020. Furthermore, $5,375.0 million of our obligations at September 30, 2020, are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately three years to approximately ten and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2020 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2020.

	10/01/20- 12/31/20	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	Thereafter	Total	Fair Value at 9/30/2020
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$500,000	$400,000	$4,475,000	$5,375,000	$5,802,923
Average interest rate				5.38%	3.35%	4.95%

Variable rate	$—	$—	$—	$424,019	$—	$—	$424,019	$424,019
Average interest rate (1)				2.32%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, as updated by our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, other than what is discussed below.

COVID-19 has had, and may continue to have, a significant impact on our tenants' financial conditions and operations.

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

Our casino operations and those of our tenants were forced to close temporarily in mid-March. As of the date of this filing, nearly all of our tenants' properties have reopened with capacity constraints and enhanced safety protocols. Even though most of our properties recommenced operations to encouraging results, including certain locations where earnings were higher than the corresponding period in the prior year, it is uncertain whether these strong results will continue in future periods, particularly with the potential for increased transmission of the virus as the weather turns cooler over the next several months.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 22, 2020, the Board of Directors determined that Peter M. Carlino, age 74, the Company’s Chairman and Chief Executive Officer, would take on the additional role of acting principal financial officer, pending the outcome of the Company’s previously announced search for a new Chief Financial Officer. Information required by Items 401(b), (d), and (e) and Item 404(a) of Regulation S-K regarding Mr. Carlino was previously reported in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2020 and incorporated herein by reference. There were no new compensatory arrangements or modifications to existing compensatory arrangements in connection with Mr. Carlino’s appointment as acting principal financial officer.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 29, 2020).
22.1*	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 28, 2020	By:	/s/ Peter M. Carlino
Peter M. Carlino
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)