Form 10-K
period 2020-12-31
Gaming & Leisure Properties, Inc.
filed 2021-02-19
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.1 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2020.

The number of shares of the registrant's common stock outstanding as of February 16, 2021 was 232,780,891.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2021 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and its subsidiaries (collectively, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company's business strategy, plans, goals and objectives.
Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•The novel coronavirus COVID-19 (including variants thereof, "COVID-19") had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although the majority of our tenants' operations have recommenced operations to strong results and our tenants have improved their liquidity profiles, there can be no assurance whether these encouraging results will continue in future periods, particularly with the potential for continued increased transmission from new strains of COVID-19;

•the impact that the sharp increase in unemployment levels and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including on casino operations;

•the current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•unforeseen consequences related to United States government stimulus packages or a failure to mitigate the sharp economic downturn from COVID-19;

•our ability to realize significant value for the real property assets of Tropicana Las Vegas which we acquired from Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn")) in return for $307.5 million of rent credits;

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

•our ability to maintain our status as a real estate investment trust ("REIT"), given the highly technical and complex Internal Revenue Code (the "Code") provisions for which only limited judicial and administrative authorities exist, where even a technical or inadvertent violation could jeopardize REIT qualification and where requirements may depend in part on the actions of third parties over which the Company has no control or only limited influence;

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

•the ability of our tenants and operators to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including, without limitation, to satisfy obligations under their existing credit facilities and other indebtedness;

•the ability of our tenants and operators to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract customers;

•the ability to generate sufficient cash flows to service our outstanding indebtedness;

•the access to debt and equity capital markets, including for acquisitions or refinancing due to maturities;

•adverse changes in our credit rating;

•fluctuating interest rates and the potential phasing out of the London Interbank Offered Rate ("LIBOR") after 2021;

•the impact of global or regional economic conditions;

•the ability to attract qualified personnel and our ability to retain our key management personnel;

•GLPI's obligation to indemnify Penn and its subsidiaries in certain circumstances if the spin-off transaction described in Part 1 of this Annual Report on Form 10-K fails to be tax-free;

•changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, REITs or to the gaming, lodging or hospitality industries;

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•The historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future.

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.
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
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) (which are referred to herein as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs. GLPI owns and operates the TRS Properties and holds the real estate of Tropicana Las Vegas through its wholly-owned subsidiary, Tropicana LV, LLC which together with the TRS Properties and GLP Holdings, Inc., is the Company's TRS Segment (the "TRS Segment").
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2020, GLPI’s portfolio consisted of interests in 48 gaming and related facilities, including the TRS Segment, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars")), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd")) and the real property associated with the Casino Queen in East St. Louis, Illinois.  Penn, Caesars and Boyd are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutual properties and established gaming providers with strong financial performance. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.3 million square feet. As of December 31, 2020, the Company's properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
Properties and Leases
Penn Master Lease, Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease
As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries pursuant to a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.
In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property.
Meadows Lease
The real estate assets of the Meadows Racetrack and Casino (the "Meadows") are leased to Penn under a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P. ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company entered into an agreement to amend and restate the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety, commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to regulatory approvals and the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease, subject to regulatory approvals and the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The Amended and Restated Caesars Master Lease became effective on July 23, 2020 when all of the necessary regulatory approvals were received and notice periods were satisfied. On December 18, 2020, Caesars transferred to the Company the real estate assets of the Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of the Tropicana Evansville and a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Amended and Restated Caesars Master Lease and the annual rent increased by approximately $520,000.

Lumière Place Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. This asset has been placed in the Company's TRS Segment.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis in for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the Consumer Price Index ("the CPI") increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease").

Bally's Master Lease

On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Twin River Worldwide Holdings, Inc. (now doing business as Bally's Corporation (NYSE: BALY) ("Bally's")), will acquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will reacquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Bally's pursuant to which the Company will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware, which is currently owned and operated by Bally's, for a cash purchase price of approximately $144.0 million. At the closing of the transactions, which is expected in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel and Casino facilities will be added to a new master lease between the Company and Bally's (the “Bally's Master Lease”). The Company anticipates that the Bally's Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in the Consumer Price Index.

Casino Queen Lease and Casino Queen Master Lease

Finally, GLPI leases the Casino Queen property in East St. Louis back to its operators on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease"). On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million. The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent on the retained real estate will be approximately $21.4 million and the lease will have an initial term of 15 years with four 5 year renewal options. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current land side development project that is in process and the rent under the

Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second half of 2021.

Hollywood Casino Perryville Lease

On December 11, 2020, Penn agreed to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, with the closing of such purchase, subject to regulatory approvals, expected to occur during calendar year 2021 on a date selected by Penn with reasonable prior notice to the Company unless otherwise agreed by both parties. Upon closing, the Company will lease the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent on the retained real estate of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and shall increase by 1.50% and then to 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to CPI being at least 0.5% for the preceding lease year (the "Hollywood Casino Perryville Lease").

COVID-19
In the first quarter of 2020, COVID-19 became a global pandemic. Responses to the COVID-19 outbreak in the United States included mandates from federal, state, and/or local authorities requiring temporary closures of, or imposed limitations, on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March. Our properties began reopening at limited capacity in May and by early July nearly all had resumed operations at limited capacity. However, in the fourth quarter, increased spread of COVID-19 led some jurisdictions to impose temporary closures once again. As of the date of this filing, only one of our tenants' properties is closed.
Tax Status
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
Our TRS Segment is able to engage in activities resulting in income that is not qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Segment are subject to federal and state income taxes.
Tenants
As of December 31, 2020, 33 of the Company’s real estate investment properties were leased to subsidiaries of Penn under the Penn Master Lease, the Amended Pinnacle Master Lease, the Meadows Lease and the Morgantown Lease, 7 of the Company's real estate investment properties were leased to subsidiaries of Caesars under the Amended and Restated Caesars Master Lease and the Lumière Place Lease and 4 of the Company's real estate investment properties were leased to subsidiaries of Boyd under the Boyd Master Lease and the Belterra Park Lease. We also lease a single real estate investment property to Casino Queen pursuant to the Casino Queen Lease.

Guarantees

The obligations under the Penn and Amended Pinnacle Master Leases, as well as the Meadows Lease and Morgantown Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease are jointly and severally guaranteed by Caesars and by most of Caesars's subsidiaries that occupy and operate the facilities leased under the Amended and Restated Caesars Master Lease. The obligations under the Boyd Master Leases are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.

Rent

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor that equals $22.9 million annually due to Penn's 2019 purchase of a competing facility, the Greektown Casino Hotel in Detroit, Michigan.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease and Boyd Master Lease both include fixed components, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Bossier City Boomtown property in the Amended Pinnacle Master Lease due to Penn's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Amended Pinnacle Master Lease and Boyd Master Lease during the preceding two years in excess of contractual baselines.

The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities which is adjusted, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

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

The Amended and Restated Caesars Master Lease became effective on July 23, 2020, and among other things, changed the rental terms to become entirely fixed in nature, with the majority being subject to fixed escalations beginning in the 5th lease year as previously discussed.

As previously discussed, on September 29, 2020, we entered into the Lumière Place Lease with Caesars the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

On October 1, 2020, the Company acquired the underlying land at Penn's development facility in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits and entered into the Morgantown Lease whereby the Company is leasing the underlying land back to an affiliate of Penn for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

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

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes and other impositions levied on or with respect to the leased properties, (other than taxes on the income of the lessor), and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Termination of Leases
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

Property Features
The following table summarizes certain features of our properties as of December 31, 2020:

	Location	Tenant/Lease Agreement	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Penn/Penn Master Lease	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Penn/Penn Master Lease	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	Penn/Penn Master Lease	322,446	275.6	—	100
Argosy Casino Alton	Alton, IL	Penn/Penn Master Lease	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Penn/Penn Master Lease	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	Penn/Penn Master Lease	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn/Penn Master Lease	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn/Penn Master Lease	451,758	573.7	—	—
M Resort	Henderson, NV	Penn/Penn Master Lease	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Penn/Penn Master Lease	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	Penn/Penn Master Lease	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn/Penn Master Lease	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Penn/Penn Master Lease	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Penn/Penn Master Lease	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Penn/Penn Master Lease	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn/Penn Master Lease	645,270	220.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn/Penn Master Lease	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn/Penn Master Lease	177,448	193.4	—	—
1st Jackpot Casino	Tunica, MS	Penn/Penn Master Lease	78,941	52.9	93.8	—
Ameristar Black Hawk	Black Hawk, CO	Penn/Amended Pinnacle Master Lease	775,744	104.1	—	536
Ameristar East Chicago	East Chicago, IN	Penn/Amended Pinnacle Master Lease	509,867	—	21.6	288
Ameristar Council Bluffs (3)	Council Bluffs, IA	Penn/Amended Pinnacle Master Lease	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Penn/Amended Pinnacle Master Lease	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Penn/Amended Pinnacle Master Lease	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Penn/Amended Pinnacle Master Lease	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Penn/Amended Pinnacle Master Lease	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Penn/Amended Pinnacle Master Lease	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	Penn/Amended Pinnacle Master Lease	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	Penn/Amended Pinnacle Master Lease	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	Penn/Amended Pinnacle Master Lease	196,473	87.9	—	—
The Meadows Racetrack and Casino (3)	Washington, PA	Penn/Meadows Lease	417,921	155.5	—	—
Hollywood Casino Morgantown	Morgantown, PA	Penn/Morgantown Lease	—	36.0	—	—
Casino Queen	East St. Louis, IL	Casino Queen	330,502	67.2	—	157
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease	1,272,938	241.2	—	397
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease	372,650	160.0	—	—
Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease	4,232,018	18.3	—	2,364
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease	936,453	93.6	—	1,487
Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease	738,905	24.6	—	509
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease	287,436	52.6	—	194
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease	94,017	—	7.4	40
Belle of Baton Rouge	Baton Rouge, LA	Caesars/Amended Caesars Master Lease	386,398	13.1	0.8	288
Lumiere Place	St. Louis, MO	Caesars/Lumiere Place Lease	807,407	18.5	—	494
			22,978,662	4,820.8	788.0	12,696

Other Properties
Other owned buildings and land (5)	various	N/A	23,400	3.9	—	—

TRS Segment
Hollywood Casino Baton Rouge	Baton Rouge, LA	GLPI	95,318	25.1	—	—
Hollywood Casino Perryville	Perryville, MD	GLPI	97,961	36.3	—	—
Tropicana Las Vegas (6)	Las Vegas, NV	Penn	1,148,212	35.1	—	1,467
			1,341,491	96.5	—	1,467
Total			24,343,553	4,921.2	788.0	14,163

(1)Square footage includes air-conditioned space and excludes parking garages and barns.

(2)Leased acreage reflects land subject to leases with third-parties and includes land on which certain of the current facilities and ancillary supporting structures are located as well as parking lots and access rights.

(3)    These properties include hotels not owned by the Company. Square footage and rooms associated with properties not owned by GLPI are excluded from the table above.

(4)    Encompasses two gaming properties in Jackpot, Nevada: Cactus Pete's and The Horseshu.

(5)     This includes our corporate headquarters building and undeveloped land the Company owns at locations other than its tenant occupied properties.

(6)    The Company acquired the real property associated with Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits in April 2020. The property is operated by an affiliate of Penn pursuant to a triple net lease for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. See Note 7 in the Notes to the Consolidated Financial Statements for further details.
Competition
We compete for additional real property investments with other REITs, including two other publicly traded gaming focused REITs, MGM Growth Properties LLC and VICI Properties Inc., investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have, making it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
In addition, revenues from our gaming properties are dependent on the ability of our gaming tenants and operators to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.
Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Segment consists of Hollywood Casino Perryville, Hollywood Casino Baton Rouge and Tropicana Las Vegas. See "Item 7—

Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 19—Segment Information" for further information with respect to the Company's segments.
Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	74	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	46	Executive Vice President, General Counsel and Secretary
Desiree A. Burke	55	Senior Vice President, Chief Accounting Officer and Treasurer
Matthew Demchyk	39	Senior Vice President, Chief Investment Officer
Steven L. Ladany	40	Senior Vice President, Chief Development Officer
Peter M. Carlino.    Mr. Carlino has been the Company's Chairman and Chief Executive Officer since the Company's inception in November 2013. Mr. Carlino was the founder of Penn and served as its Chief Executive Officer from 1994 through October 2013. Mr. Carlino also served as the Chairman of the Board of Directors of Penn from April 1994 through May 28, 2019. Mr. Carlino continues to serve as Chairman Emeritus on Penn's Board of Directors and has served in such position since June 2019. Mr. Carlino has served as the Chairman of the Board of Directors and as Chief Executive Officer for Penn, and now the Company, collectively for over 25 years.
Brandon J. Moore.    Mr. Moore is our Executive Vice President, General Counsel and Secretary. Mr. Moore joined the Company in January 2014. Previously, he served as Penn's Vice President, Senior Corporate Counsel from March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining Penn, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
Desiree A. Burke. Ms. Burke is our Senior Vice President, Chief Accounting Officer and Treasurer. She joined the Company in April 2014 as our Senior Vice President and Chief Accounting Officer. Previously, Ms. Burke served as Penn's Vice President and Chief Accounting Officer from November 2009. Additionally, she served as Penn's Vice President and Corporate Controller from November 2005 to October 2009. Prior to her time at Penn National Gaming, Inc., Ms. Burke was the Executive Vice President/Director of Financial Reporting and Control for MBNA America Bank, N.A. She joined MBNA in 1994 and held positions of ascending responsibility in the finance department during her tenure. Ms. Burke is a CPA.
Matthew Demchyk. Mr. Demchyk became our Senior Vice President, Chief Investment Officer in January 2021 in which he leads the Company's investment strategy and is responsible for capital allocation. Mr. Demchyk joined the Company in February 2019 as our Senior Vice President of Investments. Previously, he served as Portfolio Manager of Real Estate Securities at Millennium Partners for nine years. Prior to joining Millennium Partners, he managed a portfolio of REIT equity securities at Carlson Capital and served as Assistant Portfolio Manager at CenterSquare Investment Management, a leading REIT dedicated asset manager. Mr. Demchyk is a CFA Charterholder.
Steven L. Ladany. Mr. Ladany became our Senior Vice President, Chief Development Officer in January 2021 and leads the Company's ongoing merger, acquisition and development efforts. Mr. Ladany joined the Company in September 2014 as Vice President, Finance and served in that role until March 2019, when he was promoted to Senior Vice President, Finance. Prior to joining the Company, Mr. Ladany served as a Vice President at Revel Casino Hotel, a regional gaming property currently known as Ocean Casino Resort, and as a Vice President at J.P. Morgan in the Syndicated and Leveraged Finance group within the firm's investment banking division.

Tax Considerations
We elected to be treated as a REIT on our 2014 U.S. federal income tax return and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company, elected to treat Tropicana LV, LLC as a TRS. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. The material qualification requirements are summarized below. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Additionally, while we intend to operate so that we continue to qualify to be taxed as a REIT, no assurance can be given that the Internal Revenue Service (the "IRS") will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future.
Taxation of REITs in General
As a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from an investment in a C corporation. A "C corporation" is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders. We will nonetheless be subject to U.S. federal tax in the following circumstances:
•We will be taxed at regular corporate rates on any undistributed net taxable income, including undistributed net capital gains.

•For tax years that began prior to January 1, 2018, we may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

•If we have net income from prohibited transactions, which are, in general, sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as "foreclosure property," we may thereby avoid the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 21%).

•If we fail to satisfy the 75% gross income test and/or the 95% gross income test, as discussed below, but nonetheless maintain our qualification as a REIT because we satisfy other requirements, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•If we violate the asset tests (other than certain de minimis violations) or other requirements applicable to REITs, as described below, and yet maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty tax. In that case, the amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the nonqualifying assets in question multiplied by the highest corporate tax rate (currently 21%) if that amount exceeds $50,000 per failure.

•If we fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed net taxable income from prior periods, we will be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level.

•We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record-keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's shareholders.

•A 100% tax may be imposed on transactions between us and a TRS that do not reflect arm's-length terms.

•If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation.

•The earnings of our TRS Segment will generally be subject to U.S. federal, state and corporate income tax.
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
Requirements for Qualification—General
The Code defines a REIT as a corporation, trust or association:
1.that is managed by one or more trustees or directors;
2.the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
3.that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;
4.that is neither a financial institution nor an insurance company subject to specific provisions of the Code;
5.the beneficial ownership of which is held by 100 or more persons;
6.in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer "individuals" (as defined in the Code to include specified tax-exempt entities); and
7.that meets other tests described below, including with respect to the nature of its income and assets.
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

•The amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of gross receipts or sales.

•Rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively, owns 10% or more of such tenant (a "Related Party Tenant"). However, rental payments from a taxable REIT subsidiary will qualify as rents from real property even if we own more than 10% of the total value or combined voting power of the taxable REIT subsidiary if (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space or (ii) the property leased is a "qualified lodging facility," as defined in Section 856(d)(9)(D) of the Code, or a "qualified health care property," as defined in Section 856(e)(6)(D)(i) of the Code, and certain other conditions are satisfied.

•Rent attributable to personal property leased in connection with a lease of real property will not qualify as "rents from real property" if such rent exceeds 15% of the total rent received under the lease.

•The REIT generally must not operate or manage the property or furnish or render services to tenants, except through an "independent contractor" who is adequately compensated and from whom the REIT derives no income, or through a taxable REIT subsidiary. The "independent contractor" requirement, however, does not apply to the extent the services provided by the REIT are "usually or customarily rendered" in connection with the rental of space for occupancy only, and are not otherwise considered "rendered to the occupant." In addition, a de minimis rule applies with respect to non-customary services. Specifically, if the value of the non-customary service income with respect to a property (valued at no less than 150% of the direct costs of performing such services) is 1% or less of the total income derived from the property, then all rental income except the non-customary service income will qualify as "rents from real property." A taxable REIT subsidiary may provide services (including noncustomary services) to a REIT’s tenants without "tainting" any of the rental income received by the REIT, and will be able to manage or operate properties for third parties and generally engage in other activities unrelated to real estate.

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
Fourth, the aggregate value of all securities of TRSs that we hold, together with other non-qualified assets (such as furniture and equipment or other tangible personal property, or non-real estate securities) may not, in the aggregate, exceed 20% of the value of our total assets.
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
(i)the sum of

(a)    90% of our REIT taxable income, computed without regard to our net capital gains and the deduction for dividends paid; and

(b)    90% of our after tax net income, if any, from foreclosure property (as described below); minus

(ii)the excess of the sum of specified items of non-cash income over 5% of our REIT taxable income, computed without regard to our net capital gain and the deduction for dividends paid.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2020. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2021 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRSs' taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer. The Coronavirus Aid, Relief, and Economic Stability Act increased the limitation to 50% of “adjusted taxable income” for tax years beginning in 2019 and 2020. The limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet elected out of the new interest expense limitation.

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
•ensure that unsuitable individuals and organizations have no role in gaming operations, including suppliers, and in some cases, landowners;

•establish procedures designed to prevent cheating and fraudulent practices;

•establish and maintain responsible accounting practices and procedures;

•maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•maintain systems for reliable record keeping;

•file periodic reports with gaming regulators;

•ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arms-length transactions; and

•establish programs to promote responsible gaming.
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity, principal affiliate, business entity, qualifier, operator or supplier because of its status as landlord, including Colorado, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, Ohio and Pennsylvania.
Our businesses and those operated by our tenants are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Insurance
We have comprehensive liability, property and business interruption insurance at our TRS Properties. In regards to our properties subject to triple-net leases, the lease agreements require our tenants to procure and maintain their own comprehensive liability, property and business interruption insurance policies, including protection for our insurable interests as the landlord.
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
Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to provide for joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we or our tenants sent wastes for disposal. The failure to properly remediate a property could result in fines or sanctions and may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.
In connection with the ownership of our real property, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct routine due diligence of environmental conditions prior to acquisition. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties.
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
Corporate Responsibility at GLPI

We believe that environmental and community stewardship is an integral component of growing shareholder value and we are committed to fostering a corporate culture that encourages and seeks the betterment of the Company and the communities in which we operate or conduct business. With this in mind, we endeavor to integrate environmental, social and governance (ESG) practices that create long-term economic value for our shareholders, employees and other constituents.

We have initiated an ESG strategy to further understand the environmental impact of our leased properties, as well as an undertaking of Greenhouse Gas inventory at our own corporate headquarters.

We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company.

We promote sustainable practices and environmental stewardship throughout the organization, with a particular emphasis on energy efficiency, recycling, indoor environmental quality and environmental awareness.

The Leased properties in our portfolio are leased to gaming operators in triple-net lease arrangements, meaning each gaming operator is ultimately responsible for maintaining the buildings including controlling its energy usage and the implementation of environmentally sustainable practices. We are committed to promoting awareness, influencing and engaging with our tenants where possible, regarding sustainability practices and environmentally beneficial energy solutions. Many of our tenants have implemented similar efficiency and conservation measures in recent capital expenditure projects, including cost-saving indoor and outdoor LED lighting retrofits, installation of guest room occupancy-based thermostats, building management systems upgrades, and installation of electronic vehicle charging stations.

Recognizing that sustainability is a journey, we are committed to continuous improvement and will strive to engage and communicate with our key stakeholders as we make progress on our ESG stewardship.

Human Capital
As of December 31, 2020, we had 560 full and part-time employees. Substantially all of these employees are employed at Hollywood Casino Baton Rouge and Hollywood Casino Perryville. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company. We offer, among other things, competitive and balanced compensation programs on par with those of our peers and competitors that include well-rounded healthcare, prescription drug and disability insurance benefits for our employees and their families, participation in a 401(k) plan, with a matching contribution by the Company, competitive paid time-off benefits, a parental leave program that applies to both women and men and an employee assistance plan that provides professional support, access to special programs and certain resources to our employees experiencing personal, work, financial or family related issues.

We are passionate about developing and growing our talent. We devote substantial efforts to retaining, motivating and supporting our employees by providing access to such benefits and opportunities as tuition reimbursement, professional development reimbursement and internal growth and advancement. We created a Leadership Academy to cultivate management and leadership skills to empower our employees to succeed.

We view providing our employees with a healthy and safe working environment as essential. Our goal is to reduce the potential for injury or illness by maintaining safe working conditions, such as providing proper tools and training to all employees. Our corporate headquarters and Hollywood Casino Baton Rouge and Hollywood Casino Perryville are smoke-free environments. Additionally, we offer resources to our employees to encourage healthy habits, such as tobacco cessation and health coaches for those employees with certain chronic conditions, including but not limited to diabetes and asthma.

We also believe that maintaining and promoting a diverse and inclusive workplace where every employee feels valued and respected is essential for us to grow as a company. As such, we are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. We seek to hire and retain highly talented employees and empower those employees to create value for our shareholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment policies and provide annual trainings on diversity and inclusion. We employ, train and refresh our employees in accordance with our nondiscriminatory, inclusive practices and policies implemented to prevent discrimination and protect our employees, customers and stakeholders from offensive and harmful behaviors.

We recognize and respect the freedom of employees to exercise their lawful rights and free association and collective bargaining. Certain of our employees at Hollywood Casino Perryville are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 129 of our employees under an agreement that expires in January 2032. Additionally, United Industrial Service Transportation Professional and Government Workers of North America and Local No. 27 United Food and Commercial Workers represent certain employees under collective bargaining agreements that expire in 2021 and 2033, respectively, neither of which represents more than 50 of our employees at Hollywood Casino Perryville. We value the relationships we have with not only those employees but their representation as well. We believe our relations with its employees are good.

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
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services, online sports wagering or games of skill, which allow their customers a wagering alternative to the casino-style, such as remote home gaming or in non-casino settings, could divert customers from our properties and thus adversely affect our TRS Properties and the business of our tenants and, indirectly, our business. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting our TRS Properties and the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize several forms of internet gaming and other alternative wagering products in a number of states. Further, several states have already approved intrastate internet gaming and sports betting. Expansion of internet gaming and sports betting in other jurisdictions may compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our TRS Properties and of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, changing climate conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather and climate conditions. A component of the rent under our leases is based, over time, on the revenues of the gaming facilities operated by Penn, Caesars, Boyd and Casino Queen on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
COVID-19 has had, and may continue to have, a significant impact on our tenants' financial conditions and operations.
In December 2019, a new strain of novel coronavirus, COVID-19, was reported in China and shortly thereafter spread across the globe. This global pandemic outbreak led to unprecedented responses by federal, state and local officials. Certain responses have included mandates from authorities requiring temporary closures of or imposed limitations on the operations of many businesses in the attempt to mitigate the spread of infections. Unemployment levels rose sharply and economic activity levels declined dramatically as a result. The United States government implemented various significant aid packages to support the economy and credit markets to combat these declines.

Our TRS Properties and our tenants' casino operations were forced to close temporarily in mid-March through various dates into May and June 2020. Even though most of our properties recommenced operations to encouraging results, including certain locations where earnings were higher than the corresponding period in the prior year, it is uncertain whether these strong results will continue in future periods, particularly with the recent increases in COVID-19 case counts throughout the United States which in turn has resulted in additional temporary closures of certain casino facilities in various jurisdictions. As of the date of this filing, 1 facility out of our 48 facilities is temporarily closed. Although rent payments continue to be paid by our tenants, the temporary closures will likely result in lower variable rent reset amounts and reduce the likelihood of rent escalators that are tied to certain rent coverage ratios which contain such clauses. The ultimate impact of COVID-19 on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, continued emergence of new strains of COVID-19, the speed with which available vaccines are administered to the public, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others.

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
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our ownership and operation of the TRS Properties and the operations of our gaming tenants. Our ownership and operation of the TRS Properties subject us, our officers, directors and shareholders to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, principal affiliate, business entity qualifier, operator, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers and directors are also required to maintain licenses or a finding of suitability.
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
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating committee of the Board of Directors following the affirmative determination by the nominating committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) do not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to our Nominating and Corporate Governance Committee; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders' meeting; and (vi) provide for super majority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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

We may experience uninsured or under insured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.
While our leases require, and new lease agreements are expected to require, that comprehensive insurance and hazard insurance be maintained by the tenants, a tenant's failure to comply could lead to an uninsured or under insured loss and there can be no assurance that we will be able to recover such uninsured or under insured amounts from such tenant. Further, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.
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
Specific factors that may have a significant effect on the market price for our common stock include, among others, the following:
•changes in stock market analyst recommendations or earnings estimates regarding our common stock or other comparable REITs;

•actual or anticipated fluctuations in our revenue stream or future prospects;

•strategic actions taken by us or our competitors, such as acquisitions;

•our failure to close pending acquisitions;

•our failure to achieve the perceived benefits of our acquisitions, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations or the gaming industry;

•changes in tax or accounting standards, policies, guidance, interpretations or principles;

•changes in the interest rate environment and/or the impact of rising inflation;

•adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•sales of our common stock by members of our management team or other significant shareholders.

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
The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carry backs and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limit the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer, but do not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally. In addition, future changes in tax laws, including the proposed tax agenda presented by the new U.S. presidential administration, or tax rulings, could affect our effective tax rate, the tax rate of shareholders of our stock, and overall benefit of maintaining our status as a REIT. For example, the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act could be reduced or rescinded, individual tax rates may increase, and the §199A deduction for REIT dividends could be phased out. .

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
We could fail to qualify to be taxed as a REIT if income we receive from Penn, Caesars, Boyd, or their subsidiaries, is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Penn, Caesars, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if the Penn Master Lease, Amended Pinnacle Master Lease, Amended and Restated Caesars Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Penn Master Lease, Amended Pinnacle Master Lease, Amended and Restated Caesars Master Lease or Boyd Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents received or accrued by us from Penn, Caesars, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of Penn stock, Caesars stock or Boyd stock entitled to vote or 10% or more of the total value of all classes of Penn stock, Caesars stock or Boyd stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Penn, Caesars, Boyd, or their subsidiaries, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Penn, Caesars, Boyd, or their subsidiaries, will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, or pay dividends in the form of taxable in-kind distributions of property, including potentially, shares of our common stock, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock. Restrictions on our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of Penn to make rental payments under the Penn Master Lease, the Amended Pinnacle Master Lease or the Meadows Lease, as applicable, would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.
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
We could be subject to tax on any unrealized net built-in gains on the assets acquired from Pinnacle (prior to the Penn-Pinnacle Merger), which could have a material and adverse effect on our business and financial condition.
We own appreciated assets that were held by a C corporation before we acquired them in a transaction in which the adjusted tax basis of the assets in our ownership is determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets during the five-year period following our acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The assets acquired from Pinnacle (prior to the Penn-Pinnacle Merger) are expected to have significant built-in-gains. Because, prior to the original Pinnacle transaction, Pinnacle was a C corporation, if we dispose of any such appreciated assets during the five-year period following the transactions, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the built-in-gain in such assets at the time of the transaction.
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
As of December 31, 2020, we had approximately $5.8 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$424.0 million of total indebtedness outstanding under our senior unsecured credit facility (the "Credit Facility");

•$5,375.0 million of outstanding senior unsecured notes; and

•approximately $0.9 million of finance lease liabilities related to certain assets.
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
We have a material amount of indebtedness which could have significant effects on our business including the following:
•it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•a material portion of our cash flows will be dedicated to the payment of principal and interest on our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including to make acquisitions;

•it could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;

•it could make us more vulnerable to downturns in general economic or industry conditions or in our business, or prevent us from carrying out activities that are important to our growth;

•it could increase our interest expense if interest rates in general increase because our indebtedness under the Credit Facility bears interest at floating rates;

•it could limit our ability to take advantage of strategic business opportunities;

•it could make it more difficult for us to satisfy our obligations with respect to our indebtedness. Any failure to comply with the obligations of any of our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness under the Credit Facility and other outstanding debt obligations; and

•it could impact our ability to pay dividends to our shareholders.

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
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our revolving credit facility and our Term Loan A-2. Both of these debt instruments are indexed to LIBOR which is expected to be phased out between December 31, 2021 through June 30, 2023. The discontinuance of LIBOR would affect our interest expense and earnings. The borrowings under our Credit Facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt. However, the transition away from LIBOR rates will likely require us to renegotiate our revolving credit facility. We intend to continue to monitor the developments with respect to the phase out of LIBOR and work with our lenders to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuance of LIBOR.
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

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Caesars for any breaches of its representations and warranties or covenants included in the Merger Agreement and the Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Caesars in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the Amended and Restated Caesars Master Lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Caesars, which could have a materially adverse impact on our business and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2020, the Company had 45 rental properties, consisting of the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with seven gaming and related facilities operated by Caesars, the real property associated with four gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
TRS Segment
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

Tropicana Las Vegas

This property was acquired on April 16, 2020 from Penn in exchange for $307.5 million of rent credits. We own approximately 35 acres on the strip of Las Vegas, Nevada and the real estate of the casino which has a 1,467 room hotel and structured and surface parking. An affiliate of Penn continues to operate the casino and hotel business pursuant to a triple net lease with the Company for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option).

Corporate Office

The Company's corporate headquarters building is located in Wyomissing, Pennsylvania and is owned by the Company.

ITEM 3.    LEGAL PROCEEDINGS
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. The Company does not believe that the financial outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 16, 2021, there were approximately 720 holders of record of our common stock.
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
Cash available for distribution to GLPI shareholders is derived from income from real estate and the income of the TRS Segment. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 18 to the consolidated financial statements for further details on dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties and then spun-off GLPI to holders of Penn's common and preferred stock in the Spin-Off. The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease and owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2020, GLPI's portfolio consisted of interests in 48 gaming and related facilities, including the TRS Segment, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.3 million square feet. As of December 31, 2020, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under the Pinnacle Master Lease, the term of which expires on April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. On October 15, 2018, the Company completed the previously announced Penn-Pinnacle Merger to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017. Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and entered into the Boyd Master Lease for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into the Belterra Park Loan with Boyd in connection with Boyd's acquisition of Belterra Park. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

The Meadows Lease

The real estate assets of the Meadows are leased to Penn pursuant to the Meadows Lease. The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

Amended and Restated Caesars Master Lease and Lumière Place Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Caesars acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of the Caesars Master Lease. Additionally, on October 1, 2018, the Company entered into the CZR loan in connection with Caesars’s acquisition of Lumière Place. The CZR loan was satisfied and replaced with the Lumière Place Lease on September 29, 2020, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met. On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Waterloo, Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million.

Tropicana Las Vegas
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. We will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn pursuant to the Morgantown Lease for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property.

Hollywood Casino Baton Rouge

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen Holding Company Inc. ("Casino Queen") for $28.2 million. The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility. The initial annual cash rent will be approximately $21.4 million and the lease will have an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year.Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, upon the closing of the transaction, which is anticipated to occur in mid 2021, subject to regulatory approvals and customary closing conditions, GLPI will forgive the Casino Queen Loan which has been previously written off in return for a one-time cash payment of $4 million.

Hollywood Casino Perryville

On December 11, 2020, Penn agreed to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, with the closing of such purchase, subject to regulatory approvals, expected to occur during calendar year 2021 on a date selected by Penn with reasonable prior notice to the Company unless otherwise agreed by both parties. Upon closing, the Company will lease the real estate assets of the Perryville facility to Penn pursuant to a lease providing for initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and shall increase by 1.50% and then to 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to CPI being at least 0.5% for the preceding lease year.
As of December 31, 2020, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Caesars. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis pursuant to the Casino Queen Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Additionally, in accordance with ASC 842, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the Consolidated Statement of Income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2020, our portfolio consisted of 48 gaming and related facilities, including 45 rental properties, the TRS Segment. Our portfolio, including our corporate headquarters building, comprises approximately 24.3 million square feet and approximately 5,700 acres of land and is broadly diversified by location across 16 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
Financially Secure Tenants
Three of the company's tenants, Penn, Caesars and Boyd, are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. All three of these tenants raised significant amounts of capital in 2020 to bolster their liquidity positions in response to COVID-19. Additionally, all of the aforementioned tenants are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn's, Caesar's and Boyd's respective websites for further financial information on these companies.
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
Resilient Regional Gaming Characteristics
We believe that the recession resulting from COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being forced to close during mid-March 2020, the Company collected all contractual rents, inclusive of rent credits, due in 2020. Furthermore, our tenants' results since they have reopened has been strong and in some cases better than prior to COVID-19, due to their increased focus on cost efficiencies and decreasing and/or eliminating lower margin amenities. Although we are unable to predict whether these results will continue, we believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
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
Segment Information

Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Segment consists of our operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge, as well as the real estate of Tropicana Las Vegas we acquired in 2020.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,153.2 million and $809.3 million, respectively, for the year ended December 31, 2020, compared to $1,153.5 million and $717.4 million, respectively, for the year ended December 31, 2019.  The major factors affecting our results for the year ended December 31, 2020, as compared to the year ended December 31, 2019, were as follows:

•Total income from real estate was $1,050.2 million and $1,025.1 million for the years ended December 31, 2020 and 2019, respectively. Total income from real estate increased by $25.1 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to favorable non-cash straight line rent adjustments on our Amended Pinnacle Master Lease, Boyd Master Lease and Amended and Restated Caesars Master Lease. Additionally current year results were positively impacted by higher building base rents as the majority of our leases incurred escalators in 2019. This was partially offset by lower percentage rent from the Amended Pinnacle Master Lease and Boyd Master Lease which reset on May 1, 2020 and the Meadows Lease which reset on October 1, 2020 as well as lower ground rents due to the casino closures related to COVID-19. Finally, 2020 results were negatively impacted by lower percentage rent on the Penn Master Lease due to the temporary closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020.

•Net revenues for our TRS Properties decreased by $25.4 million for the year ended December 31, 2020, as compared to the prior year, due to decreased revenues at both TRS Properties. The largest driver of the decrease resulted from the temporary closures of the properties during 2020 due to COVID-19. The TRS Properties were closed in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.

•Total operating expenses decreased by $92.2 million for the year ended December 31, 2020, as compared to the prior year, primarily driven by a non-cash gain on the disposition of property related to the Evansville swap transaction of $41.4 million, the $13 million loan impairment charge recorded on the Casino Queen Loan in 2019, lower land rights and ground lease expense due primarily to the acceleration of amortization of expense related to the ground lease for the closure of the Resorts Casino Tunica property and lower ground rents due to the casino closures from COVID-19 and decreased expenses at both TRS Properties during 2020 due to the temporary closures from COVID-19. Finally, depreciation expense declined due primarily to the acceleration of $10.3 million related to the closure of the Resorts Casino Tunica property in 2019.

•Other expenses, net decreased by $22.1 million for the year ended December 31, 2020, as compared to the prior year, primarily due to lower interest expense resulting from the refinancing of long term debt.

•Net income increased by $114.8 million for the year ended December 31, 2020, as compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are expected to have an impact on us by segment:

GLP Capital

•Due to temporary casino closures that occurred during 2020 as a result of COVID-19, for our leases that contain variable rent which is reset on varying schedules depending on the lease, we would expect downward resets. In the aggregate, the portion of our cash rents that are variable represented approximately 15% of our 2020 full year cash rental income. Of that variable rent, approximately 29% resets every five years which is associated with our Penn Master Lease and Casino Queen Lease, 41% resets every two years and 30% resets monthly which is associated with the Penn Master Lease (of which approximately 51% is subject to a floor or $22.9 million annually for Hollywood Casino Toledo). The percentage rent in the Penn Master Lease decreased by $4.0 million for the year ended December 31, 2020 compared to the year ended 2019 due to the temporary closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020, which was partially offset by the strong reopening performance of these properties in the third quarter of 2020 as well as the benefit Hollywood Casino Toledo experienced due to the

Detroit, Michigan gaming market being closed until August 5, 2020 and being closed once again from November 18, 2020 to December 23, 2020.

•The variable rent resets in the Amended Pinnacle Master Lease and the Boyd Master Lease reset for the two year period ended April 30, 2020, which resulted in a $5.0 million and a $1.4 million reduction in annual variable rent on each of these leases, respectively, which will prevail for the subsequent two year period through April 30, 2022. In addition, the Meadows Lease variable rent reset occurred in October 2020 which lowered variable rent annually by $2.1 million. The Caesars Master Lease variable rent reset was scheduled to occur in October 2020; however, the variable rent component was removed in its entirety commencing with the third lease year in connection with the Amended and Restated Caesars Master Lease. We have no other variable resets scheduled to occur until 2022.

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

•On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized in 2020. The Company is leasing the land back to an affiliate of Penn pursuant to the Morgantown Lease for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property.

•In connection with the Exchange Agreement with Caesars described earlier, whereby the Company acquired Waterloo and Bettendorf to replace Tropicana Evansville under the Amended and Restated Caesars Master Lease, the Company recorded a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment of $5.7 million made to Caesars.

•On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Bally's will acquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will reacquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Bally's pursuant to which the Company will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware which is currently owned and operated by Bally's, for a cash purchase price of approximately $144.0 million. At the closing of the transactions, which is expected in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel and Casino facilities will be added to the Bally's Master Lease. The Company anticipates that the Bally's Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in the Consumer Price Index. On November 6, 2020, the Company issued 9.2 million common shares at $36.25 to partially finance the funding required for this transaction.

TRS Segment

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak. Our property in Baton Rouge reopened on May 18, 2020 and our property in Perryville, Maryland reopened on June 19, 2020 with enhanced safety protocols and capacity restrictions. To date, both properties have performed well in spite of lower attendance levels; however we are unable to predict whether this will continue as we believe results have benefited from pent up demand, reduced competition from non-gaming leisure related activities and federal stimulus benefits.

•As previously discussed, the Company has entered into definitive agreements to sell the operations of the TRS Properties while maintaining the real estate assets and in turn entering into lease agreements with the operators. These transactions are subject to customary closing conditions and regulatory approvals and are anticipated to close in mid-2021.

•On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn. This asset has been placed in the Company's TRS Segment. An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. The Company will conduct a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing.

Critical Accounting Estimates
We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, income taxes, and real estate investments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.
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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with Penn, Caesars and Boyd under which we lease thirty one, six and three properties, respectively, to these tenants. We also have a long-term lease with Casino Queen and separate single property leases with Penn, Caesars and Boyd. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

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

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the underlying leased assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, and an allocation of rental income received under our Master Leases to the underlying leased assets. A slight change in estimate or judgment can result in a materially different financial statement presentation.
Income Taxes
We elected on our U.S. federal income tax return for our taxable year that began on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership.
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
Our TRS Segment is able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Segment are subject to federal and state income taxes.
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. Real estate investments that we received in connection with the Spin-Off were contributed to us at Penn's historical carrying amount. We record the acquisition of real estate at fair value, including acquisition and closing costs. The cost of properties developed by GLPI includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements. If we used a shorter or longer estimated useful life, it could have a material impact on our results of operations.
We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on their lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, we estimate the fair value of the investment by calculating the undiscounted future cash flows from the use and eventual disposition of the investment. This amount is compared to the asset's carrying value. If we determine the carrying amount is not recoverable, we would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). We group our real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, we must make assumptions regarding future cash flows and other factors. Factors considered in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and two single property leases and account for a significant portion of our revenue.

•The risks related to economic conditions, including uncertainty related to COVID-19 and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

•The ability to refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

The consolidated results of operations for the years ended December 31, 2020 and 2019 are summarized below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Total revenues	$1,153,165	$1,153,473
Total operating expenses	343,891	436,050
Income from operations	809,274	717,423
Total other expenses	(299,686)	(321,778)
Income before income taxes	509,588	395,645
Income tax expense	3,877	4,764
Net income	$505,711	$390,881

In accordance with the SEC's recent amendments to modernize and simplify Regulation S-K, the Company has omitted the discussion comparing its operating results for the year ended December 31, 2019 to its operating results for the year ended December 31, 2018 from its Annual Report on Form 10-K for the year ended December 31, 2020. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for these disclosures.

Certain information regarding our results of operations by segment for the years ended December 31, 2020 and 2019 is summarized below:

	Total Revenues		Income (Loss) from Operations
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(in thousands)
GLP Capital	$1,050,166	$1,025,082	$792,467	$694,215
TRS Segment	102,999	128,391	16,807	23,208
Total	$1,153,165	$1,153,473	$809,274	$717,423

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, amortization of land rights, straight-line rent adjustments, losses on debt extinguishment, and loan impairment charges, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, amortization of debt issuance costs, bond premiums and original issuance discounts, amortization of land rights, losses on debt extinguishment, and loan impairment charges.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income	$505,711	$390,881
(Gains) losses from dispositions of property	(41,393)	92
Real estate depreciation	220,069	230,716
Funds from operations	$684,387	$621,689
Straight-line rent adjustments	4,576	34,574
Other depreciation	10,904	9,719
Amortization of land rights	12,022	18,536
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	10,503	11,455
Stock based compensation	20,004	16,198
Losses on debt extinguishment	18,113	21,014
Loan impairment charges	—	13,000
Capital maintenance expenditures	(3,130)	(3,017)
Adjusted funds from operations	$757,379	$743,168
Interest, net	281,573	300,764
Income tax expense	3,877	4,764
Capital maintenance expenditures	3,130	3,017
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(10,503)	(11,455)
Adjusted EBITDA	$1,035,456	$1,040,258

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2020 and 2019 is as follows:

	GLP Capital		TRS Segment
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$508,060	$382,184	$(2,349)	$8,697
(Gains) losses from dispositions of property	(41,402)	8	9	84
Real estate depreciation	220,069	230,716	—	—
Funds from operations	$686,727	$612,908	$(2,340)	$8,781
Straight-line rent adjustments	4,576	34,574	—	—
Other depreciation	1,972	1,992	8,932	7,727
Amortization of land rights	12,022	18,536	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	10,503	11,455	—	—
Stock based compensation	20,004	16,198	—	—
Losses on debt extinguishment	18,113	21,014	—	—
Loan impairment charges	—	13,000	—	—
Capital maintenance expenditures	(186)	(22)	(2,944)	(2,995)
Adjusted funds from operations	$753,731	$729,655	$3,648	$13,513
Interest, net (2)	265,597	290,360	15,976	10,404
Income tax expense	697	657	3,180	4,107
Capital maintenance expenditures	186	22	2,944	2,995
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(10,503)	(11,455)	—	—
Adjusted EBITDA	$1,009,708	$1,009,239	$25,748	$31,019

(1) Such amortization is a non-cash component included in interest, net.

(2)    Interest expense, net for the GLP Capital segment is net of an intercompany interest elimination of $16.0 million and $10.4 million for the years ended December 31, 2020 and 2019.

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $508.1 million, $686.7 million, $753.7 million and $1,009.7 million, respectively, for the year ended December 31, 2020. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $382.2 million, $612.9 million, $729.7 million and $1,009.2 million, respectively, for the year ended December 31, 2019. The increase in net income in our GLP Capital segment was primarily driven by a $73.2 million decrease in operating expenses from a gain on the disposition of property related to the Evansville swap transaction of $41.4 million in 2020, lower land right and ground lease expense due to the acceleration of these items for the Penn closure of its Resorts Casino Tunica property in 2019 and a $13.0 million loan impairment charge related to the Casino Queen Loan in 2019. The Company also had a $27.7 million decrease in other expenses, resulting from lower interest expense due to refinancing activities and lower debt extinguishment charges, along with a $25.1 million increase in income from real estate.

The increase in income from real estate in our GLP Capital segment was primarily due to favorable non-cash straight-line rent adjustments of $30.0 million on our Amended Pinnacle Master Lease, Boyd Master Lease and Amended and Restated Caesars Master Lease in accordance with ASC 842. We also experienced higher building base rents as the majority of our leases incurred escalators in 2019. This was partially offset by lower percentage rent resets that occurred on May 1, 2020 for the Amended Pinnacle Master Lease of $3.3 million and the Boyd Master Lease of $0.9 million due primarily to the impact of the casino closures from COVID-19, lower percentage rent of $4.0 million on the Penn Master Lease due to the temporary closure of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020 due to COVID-19, and lower percentage rent on the Meadows Lease as the variable rent reset occurred in October 2020 which decreased percentage rent by $0.5 million.

The decrease in operating expenses in our GLP Capital segment for the year ended December 31, 2020 as compared to the prior year period was primarily from a gain on the disposition of property related to the Evansville swap transaction of $41.4 million along with lower depreciation expense and land right amortization expense in our REIT segment of $24.1 million primarily from lower rent expense on the Company's long term ground leases due to the impact of COVID-19 and the acceleration of depreciation and amortization in 2019 resulting from the closing of Penn's Resorts Casino Tunica property. Additionally, there was a loan impairment charge of $13.0 million for the year ended December 31, 2019 related to the Casino Queen Loan. These items were partially offset by charges of $6.3 million associated with severance and stock based compensation acceleration charges for the departure of our former chief financial officer.

The decrease in other expenses, net for the year ended December 31, 2020 compared to the prior year was driven by lower interest expense from our refinancing activities that occurred in the third quarter of 2019 and first quarter of 2020 and lower debt extinguishment charges compared to the prior year.

The increase in FFO for our GLP Capital segment for the year ended December 31, 2020 is due to the items described above, excluding gains from the disposition of property and real estate depreciation. The increase in AFFO is due to the items described above, excluding the impact of straight-line rent adjustments, loan impairment charges and the other items listed on the previous table.

The net loss of $2.3 million for our TRS Segment for the year ended December 31, 2020 as compared to the net income of $8.7 million for the prior year is primarily related to the impact of the mandated closures of our facilities during mid-March 2020 to May and June 2020 due to COVID-19 along with an increase in depreciation expense related to the acquisition of Tropicana Las Vegas.

Revenues

Revenues for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2020	2019	Variance	Variance
Rental income	$1,031,036	$996,166	$34,870	3.5%
Interest income from real estate loans	19,130	28,916	(9,786)	(33.8)%
Total income from real estate	1,050,166	1,025,082	25,084	2.4%
Gaming, food, beverage and other	102,999	128,391	(25,392)	(19.8)%
Total revenues	$1,153,165	$1,153,473	$(308)	—%

Total income from real estate

For the years ended December 31, 2020 and 2019, total income from real estate was $1,050.2 million and $1,025.1 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $25.1 million, or 2.4%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. As previously discussed, this was primarily due to favorable non-cash straight line rent adjustments on our Amended Pinnacle Master Lease, Boyd Master Lease and the Amended and Restated Caesars Master Lease in accordance with ASC 842. Additionally the current year was positively impacted by higher building base rents as the majority of our leases incurred escalators in 2019. This was partially offset by lower ground lease rents due to the impact of COVID-19, lower percentage rent from the Amended Pinnacle Master Lease and Boyd Master Lease which reset on May 1, 2020 and the Meadows Lease which reset on October 1, 2020. Finally, the year ended December 31, 2020 was negatively impacted by lower percentage rent on the Penn Master Lease due to the closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo.

The reason for the decline in interest income from real estate loans was due to the CZR loan and Belterra Park Loan both being satisfied in 2020 as the Company acquired the real estate subject to the Lumière Place Lease and the Belterra Park Lease. See Note 8 in the Notes to the Consolidated Financial Statements for further details.

Details of the Company's income from real estate for the year ended December 31, 2020 was as follows (in thousands):

Year Ended December 31, 2020	Penn Master Lease	Amended Pinnacle Master Lease	Caesars Master Lease	Lumiere Lease	Boyd Master Lease	Belterra Lease	PENN - Meadows Lease	Casino Queen Lease	PENN Morgantown Lease	Total
Building base rent	$279,406	$227,201	$62,156	$5,828	$75,643	$1,783	$15,811	$9,101	$—	$676,929
Land base rent	93,969	71,256	15,916	—	11,785	1,263	—	—	750	194,939
Percentage rent	82,595	28,452	10,020	—	10,308	1,211	10,637	5,424	—	148,647
Total cash rental income (1)	$455,970	$326,909	$88,092	$5,828	$97,736	$4,257	$26,448	$14,525	$750	$1,020,515
Straight-line rent adjustments	8,926	(10,555)	(2,980)	—	(1,448)	(808)	2,289	—	—	(4,576)
Ground rent in revenue	2,317	5,770	5,299	—	1,519	—		—	—	14,905
Other rental revenue	—	—	—	—	—	—	192	—	—	192
Total rental income	$467,213	$322,124	$90,411	$5,828	$97,807	$3,449	$28,929	$14,525	$750	$1,031,036
Interest income from mortgaged real estate	—	—	—	16,976	—	2,154	—	—	—	19,130
Total income from real estate	$467,213	$322,124	$90,411	$22,804	$97,807	$5,603	$28,929	$14,525	$750	$1,050,166

(1) Included in cash rental income were rent credits of $337.5 million that were recognized in connection with the Tropicana Las Vegas and Morgantown transactions with Penn. See Note 7 in the Notes to the Consolidated Financial Statements for additional information.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties decreased by $25.4 million, or 19.8%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. These properties were closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding periods in the prior years as spend per visit has increased which has more than offset lower visitation levels.

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2020	2019	Variance	Variance
Gaming, food, beverage and other	$56,698	$74,700	$(18,002)	(24.1)%
Land rights and ground lease expense	29,041	42,438	(13,397)	(31.6)%
General and administrative	68,572	65,385	3,187	4.9%
Gains (losses) from disposition of properties	(41,393)	92	(41,485)	(45,092.4)%
Depreciation	230,973	240,435	(9,462)	(3.9)%
Loan impairment charges	—	13,000	(13,000)	N/A
Total operating expenses	$343,891	$436,050	$(92,159)	(21.1)%

Gaming, food, beverage and other expense

Gaming, food, beverage and other expense for our TRS Properties decreased by approximately $18.0 million, or 24.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the impact of COVID-19, which temporarily forced our TRS Properties to close as previously discussed.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $13.4 million, or 31.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the acceleration of amortization expense of $6.3 million related to the closure of Penn's Resorts Casino Tunica property in 2019 and lower ground lease rents paid by our tenants in 2020 that are based on the facilities' revenues which declined due to the impact of COVID-19. We sublease these ground leases back to our tenants, who are responsible for payment directly to the applicable landlord. These amounts are required to be recorded in both revenue and expense within the consolidated statements of income as we have concluded that as the lessee the Company is the primary obligor under the ground leases.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses increased by $3.2 million, or 4.9%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This is primarily attributable to the negative impact from severance and stock acceleration charges of $6.3 million, related to the departure of our former chief financial officer which were partially offset by lower payroll costs primarily attributable to the temporary closures of our TRS Properties due to COVID-19 and lower bonus expense.

Gains and losses from dispositions of property

In connection with the Exchange Agreement with Caesars, whereby the Company acquired Waterloo and Bettendorf to replace Tropicana Evansville under the Amended and Restated Caesars Master Lease, the Company recorded a non-cash gain of $41.4 million in the fourth quarter of 2020 which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment of $5.7 million.

Depreciation expense

Depreciation expense decreased by $9.5 million, or 3.9%, to $231.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to the closure of the Resorts Casino Tunica property in 2019 which resulted in the acceleration of $10.3 million of depreciation expense to bring the net book value related to the building value of this property to zero.

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

During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the Casino Queen Loan to be repaid. Therefore, the Company recorded an impairment charge of $13.0 million through the Consolidated Statement of Income for the year ended December 31, 2019 to reflect the write-off of the Casino Queen Loan.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2020	2019	Variance	Variance
Interest expense	$(282,142)	$(301,520)	$19,378	(6.4)%
Interest income	569	756	(187)	(24.7)%
Losses on debt extinguishment	(18,113)	(21,014)	2,901	(13.8)%
Total other expenses	$(299,686)	$(321,778)	$22,092	(6.9)%

Interest expense

For the year ended December 31, 2020, interest expense related to our fixed and variable rate borrowings was $282.1 million, as compared to $301.5 million in the year ended December 31, 2019. Interest expense decreased primarily due to refinancing activities, such as the issuance of $400 million of 3.35% senior unsecured notes due 2024 and $700 million of 4.000% senior unsecured notes due 2030 during the third quarter of 2019. These proceeds were utilized to repay higher cost unsecured borrowings with near term maturities. Interest expense also benefited from the first quarter 2020 redemption of $215.2 million of 4.875% senior unsecured notes that were due in November 2020 and $400.0 million of 4.375% of senior unsecured notes that were due in April 2021, which were funded by borrowings under our revolving credit facility. Towards the end of the first quarter of 2020, we fully drew down our revolving credit facility by borrowing just over $530 million to increase liquidity levels given the near term uncertainty associated with COVID-19. We subsequently repaid all of our outstanding advances on our revolving credit facility on June 25, 2020, with cash on hand and the net proceeds from our 4.00%, $500 million unsecured note issuance due in January 2031 and Term Loan A-2 borrowings. On August 18, 2020, we raised an additional $200 million of 4.00%, unsecured notes at a premium to par and used the proceeds to repay Term Loan A-1 borrowings. Although these latter two transactions had a negative impact on interest expense they further increased the duration and fixed rate nature of our debt profile.

Losses on debt extinguishment

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company's outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company's outstanding 4.375% senior unsecured notes due in April 2021, resulting in the retirement of such senior notes. The Company recorded losses on the early extinguishment of debt related to the current year retirements of $18.1 million for the year ended December 31, 2020 primarily for call premium charges and debt issuance write-offs.

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes, in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes was tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reacquisition price of the tendered 2020 Notes and their net carrying value.

Taxes

Our income tax expense decreased $0.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. During the year ended December 31, 2020, we had income tax expense of approximately $3.9 million, compared to income tax expense of $4.8 million during the year ended December 31, 2019. Our income tax expense is primarily driven from the operations of the TRS Segment, which are taxed at the corporate rate. Our effective tax rate (income taxes as a percentage of income before income taxes) was 0.8% and 1.2% for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $428.1 million and $750.3 million during the years ended December 31, 2020 and 2019, respectively. The decrease in net cash provided by operating activities of $322.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to a decrease in cash receipts from tenants and customers of $361.6 million, partially offset by $21.9 million and $13.4 million decreases in cash paid for operating expenses and interest, respectively. The decrease in cash receipts collected from our tenants and customers for the year ended December 31, 2020 as compared to the corresponding period in the prior year was primarily due to the recognition of $337.5 million in non-cash rent recognized in connection with the Tropicana Las Vegas and Morgantown transactions and the impact of COVID-19, which forced our TRS Properties to temporarily close in mid-March 2020 until May and June of 2020. The reason for the decline in cash paid for operating expenses is primarily attributable to the temporary closures of our TRS properties.

Investing activities used net cash of $9.5 million and $2.8 million during the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities during the year ended December 31, 2020 primarily consisted of capital expenditures of $3.1 million and $5.9 million for the acquisition of real estate assets primarily relating to the Evansville swap transaction. Net cash used in investing activities during the year ended December 31, 2019 primarily consisted of capital expenditures of $3.0 million, partially offset by proceeds from sales of property and equipment of $0.2 million.

Financing activities provided net cash of $63.2 million during the year ended December 31, 2020 and used net cash of $746.4 million during the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was driven by $2,076.4 million of proceeds from the issuance of long-term debt and $320.9 million of net proceeds from the issuance of common stock. During the year ended December 31, 2020, we issued approximately 9.2 million shares of our common stock in a primary equity offering and approximately 0.1 million shares of common stock through our ATM. This was partially offset by repayments of long-term debt of $2,060.9 million, dividend payments of $230.5 million, $15.7 million of premium and related costs paid on the tender of senior unsecured notes, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.3 million and financing costs of $11.6 million.

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

During the years ended December 31, 2020 and 2019 we spent approximately $3.1 million and $3.0 million respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility"), consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

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

At December 31, 2020, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the $424.0 million Term Loan A-2 facility. No amounts were outstanding under the Revolver. Additionally, at December 31,

2020, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2020, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2020, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2020, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

    At December 31, 2020, the Company had an outstanding balance of $5,375.0 million of senior unsecured notes (the "Senior Notes").

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

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 98.827% of the principal amount to repay indebtedness under its Revolver. On August 18, 2020 the Company issued an additional $200 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 103.824% of the principal amount to repay Term Loan A-1 indebtedness, incurring a loss on the early extinguishment of debt of $0.8 million, related to debt issuance write-offs. These bond offerings have extended the maturities of our long-term debt.

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

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes, in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes was tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reacquisition price of the tendered 2020 Notes and their net carrying value.
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

At December 31, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of December 31, 2020	As of December 31, 2019
Real estate investments, net	$2,720,767	$2,514,806
Real estate loans	—	246,000
Right-of-use assets and land rights, net	121,866	181,593
Cash and cash equivalents	480,066	4,281
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,754,689	5,737,962
Accrued interest	72,285	60,695
Lease liabilities	58,654	89,856
Deferred rental revenue	265,891	271,837

	For the year ended December 31, 2020	For the year ended December 31, 2019
Revenues	$580,428	$575,451
Income from operations	446,708	384,170
Interest expense	(282,142)	(301,520)
Net income	146,323	61,734

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

We had no off-balance sheet arrangements at December 31, 2020 and 2019.

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

While the Company's Board of Directors declared a cash dividend of $0.70 for the first quarter of 2020, quarterly dividends of $0.60 per share on the Company's common stock were declared for both the second, third and fourth quarters. These dividends consisted of a combination of cash and shares of the Company's common stock. The cash component of the dividend (other than cash paid in lieu of fractional shares) did not exceed 20% in the aggregate, or $0.12 per share, with the balance, or $0.48 per share, payable in shares of the Company's common stock. This quarterly dividend level reflected the impact of the COVID-19 closures on the Company's business.

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our revolving credit facility and our Term Loan A-2. Both of these debt instruments are indexed to LIBOR which is expected to be phased out during late 2021 through mid-2023. The discontinuance of LIBOR would affect our interest expense and earnings. The borrowings under our Amended Credit Facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt.

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facility, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. During 2020, we refinanced our near term debt obligations and as such have no significant obligations coming due until 2023 and we issued common shares in advance of the planned 2021 closing of the Bally's transaction. We also announced a project to move our Hollywood Casino Baton Rouge property landside in early 2022. On December 15, 2020, we announced that Penn had exercised its option to acquire the gaming operations at Hollywood Casino Perryville for $31.1 million and that we entered into an agreement to sell the gaming operations of Hollywood Casino Baton Rouge for $28.2 million to Casino Queen. The Company will retain ownership of the real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into the Casino Queen Master Lease. Rent under the Casino Queen Master Lease will be adjusted upon completion of the project to reflect a yield of 8.25% on the Company's project costs. Both transactions are expected to close in the second half of 2021, subject to regulatory approvals and other customary closing conditions.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,799.9 million at December 31, 2020. Furthermore, $5,375.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from two and one-half years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2020 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates for our variable rate debt are based on implied forward LIBOR rates at December 31, 2020.

	1/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25 12/31/25	Thereafter	Total	Fair Value at 12/31/2020
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$400,000	$850,000	$3,625,000	$5,375,000	$6,026,840
Average interest rate			5.38%	3.35%	5.25%	4.88%

Variable rate	$—	$—	$424,019	$—	$—	$—	$424,019	$424,019
Average interest rate (1)			2.02%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, changes in shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Lease Classification - Lease Term - See Note 14 to the financial statements
Critical Audit Matter Description
The Company performs a lease classification test upon the entry into any new tenant lease or lease modification to determine if the Company will account for the lease as an operating, sales-type lease, or direct financing lease. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. The lease classification tests and the resulting calculations require subjective judgments, such as determining the likelihood a tenant will exercise all renewal options, in order to determine the lease term. A slight change in estimate or judgment can result in a material difference in the financial statement presentation.

Given the significant judgments made by management to determine the expected lease term, we performed audit procedures to assess the reasonableness of such judgments, which required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments surrounding the determination of lease term for any new or reassessed lease included the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the likelihood a tenant would exercise all renewal options.
•We evaluated the significant judgments management made to determine the expected lease term by:
◦Evaluating the significance of the leased assets to the tenant’s operations by examining available information including tenant’s financial statements.

◦Evaluating the Company’s historical pattern of tenant lease modifications by examining both confirming and contradictory evidence.

◦Obtaining lease agreements to examine material lease provisions considered by management in their analysis.

/s/ Deloitte & Touche

New York, New York
February 19, 2021

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019

Assets
Real estate investments, net	$7,287,158	$7,100,555
Property and equipment, used in operations, net	80,618	94,080
Assets held for sale	61,448	—
Real estate of Tropicana Las Vegas, net	304,831	—
Real estate loans	—	303,684
Right-of-use assets and land rights, net	769,197	838,734
Cash and cash equivalents	486,451	26,823
Prepaid expenses	2,098	4,228
Goodwill	—	16,067
Other intangible assets	—	9,577
Deferred tax assets, net	5,690	6,056
Other assets	36,877	34,494
Total assets	$9,034,368	$8,434,298

Liabilities
Accounts payable	$375	$1,006
Accrued expenses	398	6,239
Accrued interest	72,285	60,695
Accrued salaries and wages	5,849	13,821
Gaming, property, and other taxes	146	944
Lease liabilities	152,203	183,971
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,754,689	5,737,962
Deferred rental revenue	333,061	328,485
Deferred tax liabilities	359	279
Other liabilities	39,985	26,651
Total liabilities	6,359,350	6,360,053

Commitments and Contingencies (Note 13)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 232,452,220 and 214,694,165 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	2,325	2,147
Additional paid-in capital	4,284,789	3,959,383
Accumulated deficit	(1,612,096)	(1,887,285)
Total shareholders’ equity	2,675,018	2,074,245
Total liabilities and shareholders’ equity	$9,034,368	$8,434,298

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2020	2019	2018

Revenues
Rental income	$1,031,036	$996,166	$747,654
Income from direct financing lease	—	—	81,119
Interest income from real estate loans	19,130	28,916	6,943
Real estate taxes paid by tenants	—	—	87,466
Total income from real estate	1,050,166	1,025,082	923,182
Gaming, food, beverage and other	102,999	128,391	132,545
Total revenues	1,153,165	1,153,473	1,055,727

Operating expenses
Gaming, food, beverage and other	56,698	74,700	77,127
Real estate taxes	—	—	88,757
Land rights and ground lease expense	29,041	42,438	28,358
General and administrative	68,572	65,385	70,819
(Gains) losses from dispositions of properties	(41,393)	92	309
Depreciation	230,973	240,435	137,093
Loan impairment charges	—	13,000	—
Goodwill impairment charges	—	—	59,454
Total operating expenses	343,891	436,050	461,917
Income from operations	809,274	717,423	593,810

Other income (expenses)
Interest expense	(282,142)	(301,520)	(247,684)
Interest income	569	756	1,827
Losses on debt extinguishment	(18,113)	(21,014)	(3,473)
Total other expenses	(299,686)	(321,778)	(249,330)

Income before income taxes	509,588	395,645	344,480
Income tax expense	3,877	4,764	4,964
Net income	$505,711	$390,881	$339,516

Earnings per common share:
Basic earnings per common share	$2.31	$1.82	$1.59
Diluted earnings per common share	$2.30	$1.81	$1.58

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	212,717,549	$2,127	$3,933,829	$(1,477,709)	$2,458,247
Stock option activity	1,007,750	10	19,805	—	19,815
Restricted stock activity	486,633	5	(1,131)	—	(1,126)
Dividends paid ($2.57 per common share)	—	—	—	(550,435)	(550,435)
Adoption of new revenue standard	—	—	—	(410)	(410)
Net income	—	—	—	339,516	339,516
Balance, December 31, 2018	214,211,932	2,142	3,952,503	(1,689,038)	2,265,607
ATM Program offering costs, net of issuance of common stock	1,500	—	(255)	—	(255)
Stock option activity	26,799	—	592	—	592
Restricted stock activity	453,934	5	6,543	—	6,548
Dividends paid ($2.74 per common share)	—	—	—	(589,128)	(589,128)
Net income	—	—	—	390,881	390,881
Balance, December 31, 2019	214,694,165	2,147	3,959,383	(1,887,285)	2,074,245
Issuance of common stock, net of costs	9,207,971	92	320,781		320,873
Restricted stock activity	528,285	5	4,706		4,711
Dividends paid ($2.50 per common share)	8,021,799	81	(81)	(230,522)	(230,522)
Net income	—	—	—	505,711	505,711
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$2,675,018

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2020	2019	2018
Operating activities
Net income	$505,711	$390,881	$339,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,995	258,971	148,365
Amortization of debt issuance costs, bond premiums and discounts	10,503	11,455	12,167
(Gains) losses on dispositions of property	(41,393)	92	309
Deferred income taxes	451	(755)	(522)
Stock-based compensation	20,004	16,198	11,152
Straight-line rent adjustments	4,576	34,574	61,888
Deferred rent recognized	(337,500)	—	—
Losses on debt extinguishment	18,113	21,014	3,473
Loan and goodwill impairment charges	—	13,000	59,454
(Increase) decrease,
Prepaid expenses and other assets	(6,628)	(6,070)	(673)
(Decrease), increase
Accounts payable and accrued expenses	(1,252)	(1,775)	1,670
Accrued interest	11,590	15,434	12,020
Accrued salaries and wages	(5,908)	(3,189)	6,201
Gaming, property and other taxes and other liabilities	6,815	472	(587)
Net cash provided by operating activities	428,077	750,302	654,433
Investing activities
Capital project expenditures	(474)	—	(20)
Capital maintenance expenditures	(3,130)	(3,017)	(4,284)
Proceeds from sale of property and equipment	15	200	3,211
Acquisition of real estate assets	(5,898)	—	(1,243,466)
Originations of real estate loans	—	—	(303,684)
Collections of principal payments on investment in direct financing lease	—	—	38,459
Net cash used in investing activities	(9,487)	(2,817)	(1,509,784)
Financing activities
Dividends paid	(230,522)	(589,128)	(550,435)
Taxes paid for shares withheld on restricted stock award vestings	(15,293)	(9,058)	7,537
Proceeds from issuance of common stock, net	320,873	(255)	—
Proceeds from issuance of long-term debt	2,076,383	1,358,853	2,593,405
Financing costs	(11,641)	(10,029)	(32,426)
Repayments of long-term debt	(2,060,884)	(1,477,949)	(1,164,117)
Premium and related costs paid on tender of senior unsecured notes	(15,747)	(18,879)	(1,884)
Net cash provided by (used in) financing activities	63,169	(746,445)	852,080
Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	481,759	1,040	(3,271)
Less decrease in cash classified within assets held for sale	(22,131)	—	—
Net increase/decrease in cash and cash equivalents	459,628	1,040	(3,271)
Cash and cash equivalents at beginning of period	26,823	25,783	29,054
Cash and cash equivalents at end of period	$486,451	$26,823	$25,783

See Note 20 to the Consolidated Financial Statements for supplemental cash flow information.

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a TRS, which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS Segment (the "TRS Segment"). In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2020, GLPI’s portfolio consisted of interests in 48 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd and the real property associated with the Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.3 million square feet. As of December 31, 2020, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease and Casino Queen Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Segment. GLPI leases the Casino Queen property in East St. Louis back to its operators on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease").

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease the term of which expires on April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with Penn, Pinnacle and Boyd Gaming Corporation ("Boyd") to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of

10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

The Meadows Lease

The real estate assets of the Meadows are leased to Penn pursuant to the Meadows Lease. The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement (the "Real Estate Purchase Agreement") dated April 15, 2018 between Tropicana and GLP Capital L.P. ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars")) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made.

Lumière Place Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease's rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations. This asset has been placed in our TRS Segment. See Note 7 for further details related to this transaction.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the Consumer Price Index ("the CPI") increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property (the "Morgantown Lease").

In the first quarter of 2020, it became clear that there was a global outbreak of a new strain of novel coronavirus COVID-19 ("COVID-19"). The global, domestic and local response to the COVID-19 outbreak continues to evolve. Responses to the COVID-19 outbreak have included mandates from federal, state, and/or local authorities that required temporary closures of or imposed limitations on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March. Our properties began reopening at limited capacity in May and by early July nearly all had resumed operations at limited capacity. However, in the fourth quarter, increased spread of COVID-19 led some jurisdictions to impose temporary closures once again. As of the date of this filing, only one of our properties remains closed.
The consolidated financial statements include the accounts of GLPI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results may differ from those estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation, specifically gains and losses from dispositions of properties were previously classified within General and administrative expenses and are now presented separately on the Consolidated Statements of Income.

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
Property and Equipment Used in Operations
Property and equipment are stated at cost, less accumulated depreciation and represent assets used by the Company's TRS Properties and certain corporate assets. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.
Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	15 to 34 years
Building and improvements	5 to 31 years
Furniture, fixtures, and equipment	3 to 31 years
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

Real Estate Loans and Other Loans Receivable
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related real estate and/or operations. Loans for the purchase of real estate assets of gaming-related properties are classified as real estate loans on the Company's consolidated balance sheets, while loans for an operator's general operations are classified as loans receivable on the Company's consolidated balance sheets. Loans receivable are recorded on the Company's consolidated balance sheets at carrying value which approximates fair value since collection of principal is reasonably assured. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's consolidated statements of income in the period earned, whereas interest income related to other loans receivable is recorded as non-operating interest income within the Company's consolidated statements of income in the period earned.
Prior to the adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company evaluated loans for impairment when it was probable that it would not be able to collect all amounts due according to the contractual terms of the agreement. All amounts due under the contractual terms of the agreement means that both contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Indicators of impairment may include delinquent payments, a decline in the credit worthiness of a debtor, or a decline in the underlying property/tenant’s performance. The Company measures loan impairment based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. If an impairment occurs, the Company will reduce the carrying value of the loan and record a corresponding charge to net income.
The Company's adoption of Accounting Standards Update ASU 2016-13 on January 1, 2020 (as described in Note 3) did not result in the Company recording any allowances against its real estate loans for expected losses. The Company has no outstanding loans as of December 31, 2020. See Note 8 for further details.
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

Prepaid Expenses and Other Assets
Prepaid expenses consist of expenditures for goods or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance, property taxes and other contracts that will be expensed during the subsequent year. It also includes transaction costs that will be allocated to purchase price upon the closing of an asset acquisition. Other assets primarily consists of accounts receivable and deferred compensation plan assets (See Note 13 for further details on the deferred compensation plan).
Goodwill and Intangible Assets
The Company's goodwill and intangible assets are the result of the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville in connection with the Spin-Off. The Company's goodwill resides on the books of its Hollywood Casino Baton Rouge subsidiary, while the other intangible asset represents a gaming license on the books of its Hollywood Casino Perryville subsidiary. Both subsidiaries are members of the TRS Segment and are considered separate reporting units under ASC 350 - Intangibles - Goodwill and Other ("ASC 350"). Goodwill is tested at the reporting unit level, which is an operating segment or one level below an operating segment for which discrete financial information is available
Under ASC 350, the Company is required to test goodwill for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual goodwill impairment test as of October 1 of each year. In accordance with ASC 350, the Company tests goodwill for impairment subsequent to testing its other long-lived assets for impairment.
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
The Company calculates the fair value of its gaming license using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such the value of the license is a function of the following items:
•Projected revenues and operating cash flows;
•Theoretical construction costs and duration;
•Pre-opening expenses;
•Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and
•Remaining useful life of the license
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions, which represent the Company's best estimates of the cash flows expected to result from the use of the assets. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, as well as recent operating information and budgets. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events.
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
The Company reclassified its goodwill and other intangible assets into Assets held for sale at December 31, 2020. See Note 6 for additional discussion.
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
Income Taxes
The TRS Segment is able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS Segment are subject to federal and state income taxes.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2020.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2020, 2019 and 2018, the Company recognized no penalties and interest, net of deferred income taxes.

The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”.
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
Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. See Note 17 for further details on the Company's earnings per share calculations.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Segment consists of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, as well as the real estate of Tropicana Las Vegas. See Note 19 for further information with respect to the Company’s segments.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2020, substantially all of the Company's real estate properties were leased to Penn, Caesars and Boyd. During the year ended December 31, 2020, approximately 78%, 11% and 10% of the Company's collective income from real estate was derived from tenant leases and real estate loans with Penn, Caesars and Boyd, respectively. Revenues from our tenants are reported in the Company's GLP Capital, L.P. reportable segment. Penn, Caesars and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn, Caesars and Boyd's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2020, the Company's portfolio of 48 properties is diversified by location across 16 states.
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

3.    New Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU 2018-15"). This ASU clarifies that entities should follow the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software to account for implementation costs of cloud computing arrangements that are service contracts. ASU 2018-15 does not change the accounting for the service component of a cloud computing arrangement. The Company's adoption of ASU 2018-15 on January 1, 2020 did not have an impact on its consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("ASU 2020-04"). Reference rates such as London Interbank Offered Rate ("LIBOR") are widely used in a broad range of financial instruments and other agreements. Regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as "reference rate reform", to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. As a result of this reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. ASU 2020-04 provides optional expedients for applying the guidance for contract modifications or other situations affected by reference rate reform, specifically addressing the accounting for modifications of contracts within the scope of ASC Topic 310 on receivables, ASC 470 on debt, and ASC 842 on leases and ASC subtopic 815-15 on embedded derivatives. Based on the limited amount of obligations and contracts the Company currently has that references LIBOR, the Company does not anticipate any material impact from this pronouncement on its Consolidated Financial Statements.

4.    Real Estate Investments

Real estate investments, net, represent investments in 45 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Land and improvements	$2,667,616	$2,552,285
Building and improvements	6,030,482	5,749,211
Total real estate investments	8,698,098	8,301,496
Less accumulated depreciation	(1,410,940)	(1,200,941)
Real estate investments, net	$7,287,158	$7,100,555

The increase in real estate investments is primarily due to the Company acquiring the real estate of Belterra Park in satisfaction of the Belterra Park Loan in May 2020 and the acquisition of the real estate of Lumière Place in satisfaction of the CZR loan in September 2020 for $57.7 million ($11.7 million of which was allocated to land and land improvements and $46.0 million to building and improvements) and $246.0 million ($26.9 million of which was allocated to land and land improvements and $219.1 million to building and improvements), respectively. Additionally, the Exchange Transaction described in Note 1 which closed in December 2020, resulted in an increase to real estate investments of $72.6 million (net increase to land and improvements of $46.4 million and building and improvements of $26.2 million). Finally, the Company acquired the land underlying Penn's development project in Morgantown, Pennsylvania for $30.0 million.

5.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties as the real estate will be leased to third party operators subsequent to the completion of the sale transactions as discussed in Note 6.

	December 31, 2020	December 31, 2019
	(in thousands)
Land and improvements	$30,540	$30,492
Building and improvements	117,333	116,904
Furniture, fixtures, and equipment (1)	28,767	118,766
Construction in progress	474	120
Total property and equipment	177,114	266,282
Less accumulated depreciation (1)	(96,496)	(172,202)
Property and equipment, net	$80,618	$94,080

(1) The majority of the decline at December 31, 2020 compared to the prior year is related to the reclassification of certain amounts to Assets held for sale. See Note 6 for further details.

6. Assets Held for Sale

    On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million. The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent on the retained real estate will be approximately $21.4 million and the Casino Queen Master Lease will have an initial term of 15 years with four 5 year renewal options exercisable by the tenant. Additionally, the Company will complete the current land side development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second half of 2021.

On December 11, 2020, Penn agreed to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, with the closing of such purchase, subject to regulatory approvals, expected to occur during the second half of 2021. Upon closing, the Company will lease the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent on the retained real estate of $7.77 million, subject to escalation provisions.

The Company has classified the operating assets of the two properties above as Assets held for sale since we expect these transactions to close within 12 months and classified the respective liabilities within Other liabilities on the Consolidated Balance Sheet which is comprised of the following. (in thousands)

Assets
Property and equipment, used in operations, net	$8,780
Right-of-use assets and land rights, net	$263
Cash and cash equivalents	$22,131
Prepaid expenses	$2,473
Goodwill	$16,067
Other intangible assets	$9,577
Other assets	$2,157
Total	$61,448

Liabilities
Accounts payable	$8
Accrued expenses	$3,387
Accrued salaries and wages	$2,064
Gaming, property and other taxes	$398
Lease liabilities	$262
Other liabilities	$710
Total which is classified in Other Liabilities	$6,829

The assets held for sale reside in the Company's TRS Segment. See Note 19 for the pre-tax income of this segment for the years ended December 31, 2020, 2019 and 2018 which is comprised solely of the properties above with the exception of $2.7 million of depreciation expense associated with Tropicana Las Vegas for the year ended December 31, 2020.

7. Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Pending acquisitions

On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Bally's Corporation (NYSE: BALY) (Bally's) will acquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will reacquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Bally's pursuant to which the Company will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware which is currently owned and operated by Bally's, for a cash purchase price of approximately $144.0 million. At the closing of the transactions, which are expected in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel and Casino facilities will be added to a new master lease between the Company and Bally's (the “Bally's Master Lease”). The Company anticipates that the Bally's Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in the CPI. The Company expects this transaction to close in mid-2021 following the completion of customary closing conditions and regulatory approvals. On November 6, 2020, the Company issued 9.2 million common shares at $36.25 per share to partially finance the funding required for this transaction.

Current year acquisitions

As previously discussed in Note 1, the impact of COVID-19 resulted in casino-wide closures by all of our tenants. As a result of COVID-19, on April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits, which were fully utilized in 2020 for rent due under the parties' existing leases.

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

The Company recorded an initial land and building value of $226.2 million and $81.3 million, respectively. During the year ended December 31, 2020 depreciation expense of $2.7 million was recorded. Additionally, deferred rent of $307.5 million was recorded at the acquisition date, which has been fully recognized for the year ended December 31, 2020.

The Tropicana Las Vegas assets are summarized below.

December 31, 2020
(in thousands)
Land and improvements	$226,160
Building and improvements	81,340
Total real estate of Tropicana Las Vegas	307,500
Less accumulated depreciation	(2,669)
Real estate of Tropicana Las Vegas , net	$304,831

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn pursuant to the Morgantown Lease for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property.

On October 27, 2020, the Company entered into an Exchange Agreement with subsidiaries of Caesars that own, respectively, Waterloo and Bettendorf. Pursuant to the terms of the agreement, Caesars transferred to the Company the real estate assets of the Waterloo and Bettendorf properties in exchange for the transfer by the Company to Caesars of the real property assets of the Tropicana Evansville, plus a cash payment of $5.7 million. The exchange transaction closed on December 18, 2020, which resulted in the Waterloo and Bettendorf facilities being added to the Amended and Restated Caesars Master Lease and the rent increased by $0.5 million annually. The Company recorded a non-cash gain of $41.4 million in the fourth quarter of 2020 related to the transaction, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment of $5.7 million. The following table summarizes the fair value of the assets acquired in the Exchange Agreement and the carrying value of the Tropicana Evansville assets that were transferred to Caesars. (in thousands):

	Bettendorf	Waterloo	Total
Land	$29,636	$64,262	$93,898
Building and improvements	85,150	77,958	163,108
Total real estate investments	$114,786	$142,220	$257,006
Less: Evansville Land and improvements			(47,439)
Less: Evansville Buildings and improvements, net			(136,858)
Less: Evansville Right of use assets and land rights, net			(55,456)
Add: Evansville, Operating Lease Liabilities			29,795

Prior Year Acquisitions

2018

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger the Company acquired the real property assets of Plainridge Park from Penn for approximately $250.9 million. This property was added to the Amended Pinnacle Master Lease via the fourth amendment to the Pinnacle Master Lease and is leased to Penn which will continue to operate the property. The initial annual cash rent of $25.0 million for Plainridge Park will not be subject to rent escalators or adjustments.

Also in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended via the fourth amendment to such lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd and to increase fixed rent under the lease by an additional $13.9 million annually. The Company entered into the Boyd Master Lease for these properties on terms similar to the Company’s existing master leases. As a result of the fourth amendment to the Pinnacle Master Lease, the Company reassessed the lease's classification and determined the new lease agreement qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety, the building assets of $2.6 billion previously recorded as an investment in direct financing lease on the Company's consolidated balance sheet were recorded as real estate assets on the Company's consolidated balance sheet and all rent received under the Amended Pinnacle Master Lease is recorded as rental income on the Company's consolidated statement of income. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger.

On October 1, 2018, the Company acquired the real property assets of five casino properties from Tropicana and certain of its affiliates for approximately $992.5 million, pursuant to the Real Estate Purchase Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge and the rights to six long-term ground leases for land on which the operations of the acquired Tropicana properties reside. Concurrent with the Tropicana Acquisition, Caesars acquired the operating assets of these properties from Tropicana pursuant to the Tropicana Merger Agreement and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions. Initial annual rent under the Caesars Master Lease was $87.6 million and is subject to annual rent escalators and biennial percentage rent adjustments.

Purchase price allocations are primarily based on the fair values of assets acquired and liabilities assumed at the time of acquisition. The following table summarizes the purchase price allocation of the assets acquired in the Tropicana Acquisition (in thousands):

Real estate investments, net	$948,217
Land rights, net	44,331
Total purchase price	$992,548

8. Receivables

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

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of the Belterra Park Loan. The Belterra Park Loan's initial interest rate was equal to 11.11% and the loan matures in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease.

Other Loans Receivable

In January 2014, the Company completed the asset acquisition of the real property associated with the Casino Queen in East St. Louis, Illinois. GLPI leases the property back to Casino Queen on a triple-net basis on terms similar to those in the Company's existing master leases. The Casino Queen Lease has an initial term of 15 years and the tenant has an option to renew it at the same terms and conditions for four successive 5-year periods.

Simultaneously with the Casino Queen acquisition, GLPI provided Casino Queen with a $43.0 million, five-year term loan at 7% interest, prepayable at any time, which, together with the sale proceeds, completely refinanced and retired all of Casino Queen’s outstanding long-term debt obligations. On March 13, 2017, the outstanding principal and interest on this loan was repaid in full and GLPI simultaneously provided a new unsecured $13.0 million, 5.5-year term loan (the "Casino Queen Loan") to CQ Holding Company, Inc., an affiliate of Casino Queen ("CQ Holding Company"), to partially finance its acquisition of Lady Luck Casino in Marquette, Iowa. The Casino Queen Loan bears an interest rate of 15% and is prepayable at any time.

On June 12, 2018, the Company received a Notice of Event of Default under the senior credit agreement of CQ Holding Company from the secured lender under such agreement, which reported a covenant default under its senior secured agreement. Under the terms of that agreement, when an event of default occurs, CQ Holding Company is prohibited from making cash payments to unsecured lenders such as GLPI. Therefore, beginning in June 2018 the interest due from CQ Holding Company under the Company's unsecured loan was paid in kind. In addition to the covenant violation noted above under its senior credit agreement, CQ Holding Company also had a payment default under the senior credit agreement. Furthermore, the Company notified Casino Queen of events of default under the Company's unsecured loan with CQ Holding Company, related to financial covenant violations during the year ended December 31, 2018.
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

During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Therefore, the Company recorded an impairment charge of $13.0 million through the Consolidated Statement of Income for the year ended December 31, 2019 to reflect the write-off of the Casino Queen Loan.
    Casino Queen was closed in mid-March due to COVID-19 and Casino Queen was in payment default on their lease starting in April 2020. The Company entered into a deferred rental agreement with Casino Queen and received all delinquent rental payments in the fourth quarter of 2020.

9. Lease Assets and Lease Liabilities

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets - operating leases (1)	$151,339	$184,063
Land rights, net	617,858	654,671
Right-of-use assets and land rights, net	$769,197	$838,734

(1) In addition, there is $0.3 million of operating lease right-of-use assets included in assets held for sale.

As described in Note 8, on December 18, 2020, the Company and Caesars completed an Exchange Agreement in which the Company transferred to Caesars the real property assets of Tropicana Evansville. In connection with the exchange, the Company removed the land right and right of use asset related to the long-term ground lease at this property which totaled $24.8 million and $30.7 million, respectively, at the closing of the transaction along with the lease liability of $29.8 million it had recorded on its Consolidated Balance Sheet for this lease.

On June 30, 2019, the Resorts Casino Tunica property was closed by the Company's tenant, resulting in the acceleration of $6.3 million of land right amortization expense related to the long-term ground lease at this property and bringing the net book value of this land right to zero at December 31, 2019. Subsequent to the property's closure, the Company entered into an agreement to terminate the long-term ground lease for the Resorts Casino Tunica property, which became effective in February 2020. In connection with the exercised termination option, the Company remeasured the lease liability and adjusted the right-of-use asset it had recorded on its consolidated balance sheet for this lease to align with the new termination date.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Land rights	$667,751	$694,077
Less accumulated amortization	(49,893)	(39,406)
Land rights, net	$617,858	$654,671

As of December 31, 2020, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2021	$11,372
2022	11,372
2023	11,372
2024	11,372
2025	11,372
Thereafter	560,998
Total	$617,858

Lease Liabilities

At December 31, 2020, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021	$11,079
2022	11,082
2023	11,081
2024	11,034
2025	10,984
Thereafter	569,957
Total lease payments	$625,217
Less: interest	(473,014)
Present value of lease liabilities (1)	$152,203

(1) In addition, there is $0.3 million of lease liabilities included in other liabilities related to liabilities held for sale.

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

The components of lease expense were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Operating lease cost	$13,907	$15,482
Variable lease cost (1)	3,364	9,048
Short-term lease cost	625	1,060
Amortization of land right assets	12,022	18,536
Total lease cost	$29,918	$44,126

(1) Variable lease costs for the year ended December 31, 2020 included a true up of the monthly rental payments paid by our tenants on certain ground leases that are based on estimated current year annual performance which were impacted by casino closures due to COVID-19. As discussed previously, under ASC 842, the Company is required to gross up its financial statements by recording both expense and revenue (recorded within rental income on the Consolidated Statements of Income) for these payments since the Company is considered the primary obligor.

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the consolidated statements of income. The Company's short-term lease costs as well as a small portion of operating lease costs are recorded in both gaming, food, beverage and other expense and general and administrative expense in the consolidated statements of income. Amortization expense related to the land right intangibles totaled $11.3 million for the year ended December 31, 2018. Other lease costs totaled $18.9 million for the year ended December 31, 2018.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2020
Weighted average remaining lease term - operating leases	56.41 years
Weighted average discount rate - operating leases	6.7%

In addition, the weighted average remaining lease term and the weighted average discount rate for those operating leases included in assets held for sale and other liabilities is 1.79 years and 4.0%, respectively.

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1) (2)	$1,600	$2,226

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (2)	$95	$293

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

(2) In addition, there is $0.2 million and $0.3 million related to assets held for sale and other liabilities for operating cash flows from cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained for new lease obligations, respectively for the year ended December 31, 2020.

10. Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The only goodwill of the Company is recorded on the books of Hollywood Casino Baton Rouge, in connection with Penn's purchase of this entity prior to the Spin-Off. The original assets and liabilities of GLPI, including goodwill and intangible assets were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of ASC 505. There is no goodwill recorded on the Company's GLP Capital segment, which holds the Company's REIT operations.

During the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $59.5 million in connection with its operations at Hollywood Casino Baton Rouge. This charge was driven by general market deterioration in the Baton Rouge region and the smoking ban at all Baton Rouge, Louisiana casinos that went into effect during the second quarter of 2018, both of which significantly impacted the Company's forecasted cash flows for this reporting unit. Subsequent to conducting its impairment tests on other long-lived assets, the Company performed Step 1 of the goodwill impairment test, which indicated a potential impairment. Step 1 of the goodwill impairment test involved the determination of the fair value of the Baton Rouge reporting unit and its comparison to the reporting unit's carrying amount. Using a discounted cash flow model, which relied on projected EBITDA to determine the reporting unit's future cash flows, the Company calculated a fair value that was less than the reporting unit's carrying value and proceeded to Step 2. In Step 2 of the goodwill impairment test, the Company performed a fair value allocation as if the reporting unit had been acquired in a business combination and assigned the fair value of the reporting unit calculated in Step 1 to all assets and liabilities of the reporting unit, including any unrecognized intangible assets. Any residual fair value was allocated to goodwill to arrive at the implied fair value of goodwill. After completing the Step 2 allocation, the Company determined the goodwill on its Baton Rouge reporting unit had an implied fair value of $16.1 million and recorded the impairment charge of $59.5 million during the fourth quarter of 2018. There have been no changes in the carrying value of goodwill of $16.1 million for the years ended December 31, 2020 and 2019. As described in Note 6, the Company's goodwill balance at December 31, 2020 has been reclassified to Assets held for sale.

In accordance with ASC 350, the Company considers its gaming license at the Hollywood Casino Perryville property an indefinite-lived intangible asset that does not require amortization based on future expectations to operate this casino indefinitely, as well as the gaming industry's historical experience in renewing these intangible assets at minimal cost with various state gaming commissions. Rather, the Company's gaming license is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the indefinite-life intangible asset exceeds its fair value, an impairment loss is recognized. Hollywood Casino Perryville's gaming license will expire in September 2025, fifteen years from the casino's opening date. The Company expects to expense any costs related to the gaming license renewal as incurred. The Company conducts its annual impairment assessment of the gaming license on October 1st using the Greenfield Method which estimates the fair value of the gaming license assuming the Company built a casino with similar utility to that of the existing facility. This method also assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. Based upon these assumptions and the Company's current forecasted cash flows for this reporting unit, the gaming license was not impaired. At both December 31, 2020 and 2019, the gaming license had a carrying value of $9.6 million. As described in Note 6, the Company's other intangible assets balance at December 31, 2020 has been reclassified to Assets held for sale.

11. Fair Value of Financial Assets and Liabilities

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

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such are Level 1 measurements as defined under ASC 820. The fair value of the obligations in our Amended Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$486,451	$486,451	$26,823	$26,823
Deferred compensation plan assets	35,514	35,514	28,855	28,855
Real estate loans	—	—	303,684	303,684
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	424,019	424,019	495,000	493,533
Senior unsecured notes	5,375,000	6,026,840	5,290,174	5,707,996

(1) In addition, there is $22.1 million in cash and cash equivalents in assets held for sale.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019. There were no assets measured at fair value on a nonrecurring basis during the year ended December 31, 2020; however, assets measured at fair value on a nonrecurring basis during the year ended December 31, 2019 are described below.

Loan Receivable

During the first quarter of 2019, the Company recorded an impairment charge of $13.0 million related to the write-off of the principal due to the Company under the Casino Queen Loan. During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Therefore, the remaining balance of the Casino Queen Loan was written off and an impairment charge was recorded in the Consolidated Statement of Income for the year ended December 31, 2019.

12.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Unsecured $1,175 million revolver	$—	$46,000
Unsecured term loan A-1	—	449,000
Unsecured term loans A-2	424,019	—
$1,000 million 4.875% senior unsecured notes due November 2020	—	215,174
$400 million 4.375% senior unsecured notes due April 2021	—	400,000
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	—
Finance lease liability	860	989
Total long-term debt	5,799,879	5,786,163
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(45,190)	(48,201)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,754,689	$5,737,962

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2020 (in thousands):

2021	$135
2022	142
2023	924,168
2024	400,156
2025	850,164
Over 5 years	3,625,114
Total minimum payments	$5,799,879

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility"), consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

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

At December 31, 2020, the Credit Facility had a gross outstanding balance of $424.0 million, consisting of the $424.0 million Term Loan A-2 facility. No amounts were outstanding under the Revolver. Additionally, at December 31, 2020, the Company was contingently obligated under letters of credit issued pursuant to the Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At December 31, 2020, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At December 31, 2020, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Credit Facility will enable the lenders under the Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2020, the Company was in compliance with all required financial covenants under the Credit Facility.

Senior Unsecured Notes

    At December 31, 2020, the Company had an outstanding balance of $5,375.0 million of senior unsecured notes (the "Senior Notes").

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

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 98.827% of the principal amount to repay indebtedness under its Revolver. On August 18, 2020, the Company issued an additional $200 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 103.824% of the principal amount to repay Term Loan A-1 indebtedness, incurring a loss on the early extinguishment of debt of $0.8 million, related to debt issuance write-offs. These bond offerings have extended the maturities of our long-term debt.

On August 29, 2019, the Company issued $400 million of 3.35% Senior Unsecured Notes maturing on September 1, 2024 at an issue price equal to 99.899% of the principal amount (the "2024 Notes") and $700 million of 4.00% Senior Unsecured Notes maturing on January 15, 2030 at an issue price equal to 99.751% of the principal amount (the "2030 Notes"). Interest on the 2024 Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2020. Interest on the 2030 Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2020. The net proceeds from the sale of the 2024 Notes and 2030 Notes were used to (i) finance the Company's cash tender offer to purchase its 4.875% Senior Unsecured Notes due 2020 (described below), (ii) repay outstanding borrowings under the Company's revolving credit facility and (iii) repay a portion of the outstanding borrowings under the Company's Term Loan A-1 facility.

On September 12, 2019, the Company completed a cash tender offer (the "2019 Tender Offer") to purchase its $1,000 million aggregate principal amount 4.875% Senior Unsecured Notes due 2020 (the "2020 Notes"). The Company received early tenders from the holders of approximately $782.6 million in aggregate principal of the 2020 Notes, or approximately 78% of its outstanding 2020 Notes, in connection with the 2019 Tender Offer at a price of 102.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date. Subsequent to the early tender deadline, an additional $2.2 million in aggregate principal of the 2020 Notes was tendered at a price of 99.337% of the unpaid principal amount plus accrued and unpaid interest through the settlement date, for a total redemption of $784.8 million of the 2020 Notes. The Company recorded a loss on the early extinguishment of debt related to the 2019 Tender Offer, of approximately $21.0 million, for the difference between the reacquisition price of the tendered 2020 Notes and their net carrying value.
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

At December 31, 2020, the Company was in compliance with all required financial covenants under its Senior Notes.

Finance Lease Liability

The Company assumed the finance lease obligations related to certain assets at its Aurora, Illinois property. GLPI recorded the asset and liability associated with the finance lease on its consolidated balance sheet. The original term of the finance lease is 30 years and it will terminate in 2026.

13.    Commitments and Contingencies

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
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2020, 2019 and 2018.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2020, 2019 and 2018 were $0.7 million, $0.6 million and $0.7 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the consolidated balance sheet, was $32.4 million and $25.2 million at December 31, 2020 and 2019, respectively. Assets held in the Trust were $35.5 million and $28.9 million at December 31, 2020 and 2019, respectively, and are included in other assets within the consolidated balance sheet.
Labor Agreements
Some of Hollywood Casino Perryville's employees are currently represented by labor unions. The Seafarers Entertainment and Allied Trade Union represents 129 of Hollywood Casino Perryville's employees under an agreement that expires in January 2032. Additionally, United Industrial Service Transportation Professional and Government Workers of North America and Local No. 27 United Food and Commercial Workers represent certain employees under collective bargaining agreements that expire in 2021 and 2033, respectively, neither of which represents more than 50 of Hollywood Casino Perryville's employees. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on Hollywood Casino Perryville's business, financial condition and results of operations. There can be no assurance that Hollywood Casino Perryville will be able to maintain these agreements.

14. Revenue Recognition

Revenues from Real Estate

As of December 31, 2020, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the land under a Penn development facility subject to the Morgantown Lease and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease and Boyd under the Belterra Park Lease.

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease and Morgantown Lease are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease are jointly and severally guaranteed by Caesars and by most of Caesars subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor which equals $22.9 million annually.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted, every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline. The Amended Pinnacle Master Lease reset on May 1, 2020 which resulted in an annual decline of $5.0 million.

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized to the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenants' option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In addition, the guaranteed fixed escalations in the new initial lease term will be recognized on a straight line basis.

On December 18, 2020, following the receipt of required regulatory approvals, the Company and Caesars completed an Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Amended and Restated Caesars Master Lease and the rent was increased by $520,000 annually. This Exchange Transaction resulted in a reconsideration of the Amended and Restated Caesars Master Lease which resulted in the continuation of operating lease treatment for accounting classification purposes. Additionally, a non cash gain of $41.4 million was recorded in other income which reflected the fair value of the Waterloo and Bettendorf facilities which exceeded the net book value of the Tropicana Evansville property and the $5.7 million payment at the date of the exchange.

 The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities which is adjusted, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

On September 29, 2020, the Company acquired the real estate of Lumière Place in satisfaction of the CZR loan, subject to the Lumière Place Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease's rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

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

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under Penn's gaming facility under construction for an initial cash rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

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

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the Penn Master Lease and the Casino Queen Master Lease. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn, and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn Master Lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the Penn Master Lease or Casino Queen Lease, respectively, would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

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

In connection with Penn exercising its first renewal option on October 1, 2020, the Company reassessed the Amended Pinnacle Master Lease as the lease term now concludes on May 1, 2031. The Company continued to conclude that each individual lease component within the Amended Pinnacle Master Lease meets the definition of an operating lease. The deferred rent and fixed minimum lease payments at October 1, 2020 are being recognized on a straight-line basis over the new initial lease term ending on May 1, 2031.

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars or Boyd would elect to exercise all lease renewal options under the Caesars Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception; therefore the Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease term of the Boyd Master Lease is 10 years, equal to the initial term of such master lease.

The Belterra Park Lease, Morgantown Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options, as such the lease term of these leases is equal to their initial terms.

Details of the Company's rental income for the year ended December 31, 2020 was as follows (in thousands):

Year Ended December 31, 2020
Building base rent (1)	$676,929
Land base rent	194,939
Percentage rent	148,647
Total cash rental income (2)	$1,020,515
Straight-line rent adjustments	(4,576)
Ground rent in revenue	14,905
Other rental revenue	192
Total rental income	$1,031,036

(1) Building base rent is subject to the annual rent escalators described above.
(2) Cash rental income includes rent credits of $337.5 million related to the Tropicana Las Vegas and Morgantown transactions with Penn. See Note 7 for further details.

As of December 31, 2020, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2021	$1,015,479	$3,312	$9,462	$1,028,253
2022	987,785	22,180	9,468	1,019,433
2023	962,333	30,927	9,473	1,002,733
2024	930,017	30,053	9,480	969,550
2025	931,378	28,927	9,486	969,791
Thereafter	12,488,695	217,662	78,558	12,784,915
Total	$17,315,687	$333,061	$125,927	$17,774,675
The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. For further details on these tenant paid ground leases, refer to Note 9.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. During the years ended December 31, 2020 and 2019, the Company recognized interest income from these real estate loans of $19.1 million and $28.9 million, respectively.

Gaming, Food, Beverage and Other Revenues
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities. During the years ended December 31, 2020 and 2019, the Company recognized gaming, food, beverage and other revenue of $103.0 million and $128.4 million, respectively.

15.    Stock-Based Compensation
As of December 31, 2020, the Company had 4,111,073 shares available for future issuance under the Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan"). The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2020, there was $3.2 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.59 years. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $9.3 million, $7.5 million and $4.7 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2020, 2019 and 2018, was $13.7 million, $10.1 million and $10.0 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2020 and 2019:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	299,642	$33.53
Granted	317,290	$22.69
Released	(299,961)	$21.47
Canceled	—	$—
Outstanding at December 31, 2019	316,971	$34.10
Granted	275,456	$28.29
Released	(331,868)	$25.65
Canceled	(7,999)	$38.46
Outstanding at December 31, 2020	252,560	$38.72

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases and meet a minimum market capitalization. As of December 31, 2020, there was $9.0 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.73 years.  For the years ended December 31, 2020, 2019 and 2018, the Company recognized $10.7 million, $8.7 million and $6.4 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2020, 2019, and 2018 was $23.4 million, $14.7 million, and $20.1 million respectively.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2020 and 2019:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	1,342,000	$18.60
Granted	512,000	$17.85
Released	(447,334)	$17.22
Canceled	(23,332)	$18.63
Outstanding at December 31, 2019	1,383,334	$18.77
Granted	504,000	$23.62
Released	(561,667)	$18.51
Canceled	(131,673)	$20.74
Outstanding at December 31, 2020	1,193,994	$20.72

16.    Income Taxes
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
The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2020	2019
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,508	$1,597
Property and equipment	6,443	5,844
Interest expense	1,170	596
Net operating losses	310	—
Gross deferred tax assets	9,431	8,037
Less: valuation allowance	(1,731)	—
Net deferred tax assets	7,700	8,037
Deferred tax liabilities:
Property and equipment	(556)	(624)
Intangibles	(1,813)	(1,636)
Net deferred tax liabilities	(2,369)	(2,260)
Net:	$5,331	$5,777

The carrying amounts of deferred tax assets have been reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets.

As of December 31, 2020, the valuation allowance against deferred tax assets was $1.7 million. The valuation allowance balance is associated mainly with net operating losses, disallowed interest expense carryforward, and other additional deferred tax assets.

The provision for income taxes charged to operations for years ended December 31, 2020, 2019 and 2018 was as follows:

Year ended December 31,	2020	2019	2018
	(in thousands)
Current tax expense
Federal	$1,111	$3,005	$2,856
State	2,315	2,514	2,630
Total current	3,426	5,519	5,486
Deferred tax (benefit) expense
Federal	467	(667)	(512)
State	(16)	(88)	(10)
Total deferred	451	(755)	(522)
Total provision	$3,877	$4,764	$4,964
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2020, 2019 and 2018:

Year ended December 31,	2020	2019	2018
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.4%	0.5%	0.6%
Valuation allowance	0.3%	—%	—%
REIT conversion benefit	(21.0)%	(20.3)%	(23.8)%
Goodwill impairment charges	—%	—%	3.6%
Other miscellaneous items	0.1%	—%	—%
	0.8%	1.2%	1.4%

Year ended December 31,	2020	2019	2018
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$107,013	$83,086	$72,341
State and local income taxes	1,955	2,051	2,246
Valuation allowance	1,731	—	—
REIT conversion benefit	(106,839)	(80,397)	(82,151)
Goodwill impairment charges	—	—	12,485
Permanent differences	16	23	19
Other miscellaneous items	1	1	24
	$3,877	$4,764	$4,964

The Company is still subject to federal income tax examinations for its years ended December 31, 2016 and forward.

17. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	218,817	214,667	213,720
Assumed conversion of employee stock-based awards	—	—	206
Assumed conversion of restricted stock awards	76	117	80
Assumed conversion of performance-based restricted stock awards	880	1,002	773
Diluted weighted-average common shares outstanding	219,773	215,786	214,779

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share and share amounts)
Calculation of basic EPS:
Net income	$505,711	$390,881	$339,516
Less: Net income allocated to participating securities	(583)	(576)	(475)
Net income attributable to common shareholders	$505,128	$390,305	$339,041
Weighted-average common shares outstanding	218,817	214,667	213,720
Basic EPS	$2.31	$1.82	$1.59

Calculation of diluted EPS:
Net income	$505,711	$390,881	$339,516
Diluted weighted-average common shares outstanding	219,773	215,786	214,779
Diluted EPS	$2.30	$1.81	$1.58

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	426	—	13,335

18.     Shareholders' Equity

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
During the year ended December 31, 2020, GLPI sold 7,971 shares of its common stock at an average price of $45.90 per share under the 2019 ATM Program, which generated gross proceeds of approximately $0.4 million (net proceeds of approximately $0.2 million). Program commencement to date, the Company has sold 9,471 shares of its common stock at an average price of $45.46 per share and generated gross proceeds of approximately $0.4 million (net costs of approximately $0.1 million). As of December 31, 2020, the Company had $599.6 million remaining for issuance under the 2019 ATM Program and had not entered into any forward sale agreements.

During the fourth quarter of 2020, the Company issued 9.2 million shares of common stock at $36.25 per share to partially finance the funding required for the upcoming Bally's transaction. See Note 7 for further details.

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071
August 6, 2020	August 17, 2020	Common Stock	$0.60	Third Quarter 2020	September 25, 2020	$130,697
November 5, 2020	November 16, 2020	Common Stock	$0.60	Fourth Quarter 2020	December 24, 2020	$137,943
2019
February 19, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,978
August 20, 2019	September 6, 2019	Common Stock	$0.68	Third Quarter 2019	September 20, 2019	$145,984
November 26, 2019	December 13, 2019	Common Stock	$0.70	Fourth Quarter 2019	December 27, 2019	$150,285
2018
February 1, 2018	March 9, 2018	Common Stock	$0.63	First Quarter 2018	March 23, 2018	$134,490
April 24, 2018	June 15, 2018	Common Stock	$0.63	Second Quarter 2018	June 29, 2018	$134,631
July 31, 2018	September 7, 2018	Common Stock	$0.63	Third Quarter 2018	September 21, 2018	$134,844
October 12, 2018	December 14, 2018	Common Stock	$0.68	Fourth Quarter 2018	December 28, 2018	$145,627

(1) Dividend distributed on June 26, 2020 was paid $25.8 million in cash and $103.2 million in stock (2,697,946 shares at $38.2643). Dividend distributed on September 25, 2020 was paid $26.2 million in cash and $104.5 million in stock (2,767,704 shares at $37.7635). Dividend distributed on December 24, 2020 was paid $27.6 million in cash and $110.3 million in stock (2,543,675 shares at $43.3758). For accounting purposes, since the Company is in an accumulated deficit position the value of the stock dividend was recorded at its par value.

In addition, for the years ended December 31, 2020, 2019 and 2018, dividend payments were made to GLPI restricted stock award holders in the amount of $0.8 million, $0.9 million and $0.8 million, respectively. Dividends distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643). Dividends distributed to the Company's employees on September 25, 2020 were paid $32 thousand in cash and $217 thousand in stock (5,746 shares at$37.7635). Dividends distributed to the Company's employees on December 24, 2020 were paid $34 thousand in cash and $118 thousand in stock (2,722 shares at $43.3758).

A summary of the Company's common stock distributions for the years ended December 31, 2020, 2019 and 2018 is as follows (unaudited):

	Year Ended December 31,
	2020	2019	2018
	(in dollars per share)
Qualified dividends	$—	$0.0387	$0.0391
Non-qualified dividends	2.4517	2.2649	2.2955
Capital gains	0.0025	0.0353	0.0270
Non-taxable return of capital	0.0458	0.4011	0.2084
Total distributions per common share	$2.50	$2.74	$2.57

Percentage classified as qualified dividends	—%	1.41%	1.52%
Percentage classified as non-qualified dividends	98.07%	82.66%	89.32%
Percentage classified as capital gains	0.10%	1.29%	1.05%
Percentage classified as non-taxable return of capital	1.83%	14.64%	8.11%
	100.00%	100.00%	100.00%

19.    Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital	TRS Segment (1)	Total
	(in thousands)
For the year ended December 31, 2020
Total revenues	$1,050,166	$102,999	$1,153,165
Income from operations	792,467	16,807	809,274
Interest expense	266,163	15,979	282,142
Income before income taxes	508,757	831	509,588
Income tax expense	697	3,180	3,877
Net income (loss)	508,060	(2,349)	505,711
Depreciation	222,041	8,932	230,973
Capital project expenditures	—	474	474
Capital maintenance expenditures	186	2,944	3,130

For the year ended December 31, 2019
Total revenues	$1,025,082	$128,391	$1,153,473
Income from operations	694,215	23,208	717,423
Interest expense (2)	291,114	10,406	301,520
Income before income taxes	382,841	12,804	395,645
Income tax expense	657	4,107	4,764
Net income	382,184	8,697	390,881
Depreciation	232,708	7,727	240,435
Capital project expenditures	—	—	—
Capital maintenance expenditures	22	2,995	3,017

For the year ended December 31, 2018
Total revenues	$923,182	$132,545	$1,055,727
Income (loss) from operations	630,122	(36,312)	593,810
Interest expense	237,278	10,406	247,684
Income (loss) before income taxes	391,196	(46,716)	344,480
Income tax expense	855	4,109	4,964
Net income (loss)	390,341	(50,825)	339,516
Depreciation	127,696	9,397	137,093
Capital project expenditures	20	—	20
Capital maintenance expenditures	55	4,229	4,284

Balance sheet at December 31, 2020
Total assets	$8,590,190	$444,178	$9,034,368

Balance sheet at December 31, 2019
Total assets	$8,299,143	$135,155	$8,434,298

(1)    Results for the year ended December 31, 2020 include depreciation expense of $2.7 million associated with Tropicana Las Vegas.

(2)    Interest expense is net of intercompany interest eliminations of $16.0 million for the year ended December 31, 2020 compared to $10.4 million for each of the years ended December 31, 2019 and 2018.

20.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2020	2019	2018
	(in thousands)
Cash paid for income taxes, net of refunds received	$3,383	$5,554	$5,389
Cash paid for interest	261,127	274,530	229,779

Noncash Investing and Financing Activities

On January 1, 2019, in conjunction with its adoption of ASU 2016-02, the Company recorded right-of-use assets and related lease liabilities of $203 million on its consolidated balance sheet to represent its rights to underlying assets and future lease obligations. In 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million and the land at Penn's development facility in Morgantown, Pennsylvania for rent credits of $30.0 million. For the year ended December 31, 2020, the Company also acquired the real property of Belterra Park in satisfaction of the Belterra Park Loan of $57.7 million held on the property, subject to the Belterra Park Lease and acquired the real property of Lumière Place in satisfaction of the $246.0 million CZR loan subject to the Lumière Place Lease. In addition, as described in Note 7, the Company entered into an Exchange Agreement pursuant to which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf for the real estate assets of Tropicana Evansville and a cash payment of $5.7 million.

Finally, see Note 18 for a description of the stock dividend that has been distributed in 2020. The Company did not engage in any other noncash investing and financing activities during the years ended December 31, 2020, 2019 and 2018.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (6)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,222	$342,392	$357,614	$163,370	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	72,868	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	(20)	19,194	101,104	120,298	64,300	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,741	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	45,379	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	60,259	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	146,579	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	88,411	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	45,421	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	38,102	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	23,174	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	56,358	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	72,307	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	29,759	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	52,448	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	98,929	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	17,732	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track (1)	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	19,113	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	1,356	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	—	243,092	334,024	577,116	24,886	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	10,578	1997	4/28/2016	31

Belterra Casino Resort	Florence, IN	—	63,420	172,875	—	63,420	172,875	236,295	16,123	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	9,648	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	14,158	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	8,826	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	—	14,831	310,877	325,708	28,166	2005	4/28/2016	31
Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	5,238	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	10,290	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	18,138	2010	4/28/2016	31
Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	24,970	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	33,300	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,785	61,550	—	48,785	61,550	110,335	7,290	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	8,823	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center (1)	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	1,401	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	386	181,918	141,370	323,288	24,291	2006	9/9/2016	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	—	70,716	70,014	140,730	18,882	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	28,061	1981	10/1/2018	31
Tropicana Evansville (2)	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	6,428	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	1,544	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	—	11,873	52,400	64,273	5,488	1994	10/1/2018	31
Isle Casino Waterloo (2)	Waterloo, IA	—	64,263	77,958	—	64,263	77,958	142,221	105	2005	12/18/2020	31
Isle Casino Bettendorf (4)	Bettendorf, IA	—	29,636	85,150	—	29,636	85,150	114,786	114	2015	12/18/2020	31
Lumiere Place (1)	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	2,151	2005	10/1/2020	31
Hollywood Casino Morgantown (3)	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
		—	2,711,300	6,001,589	(30,888)	2,660,070	6,021,930	8,682,000	1,409,505
Headquarters Property:
GLPI Corporate Office (4)	Wyomissing, PA	—	750	8,465	85	750	8,550	9,300	1,435	2014/2015	9/19/2014	31
Other Properties
Other owned land (5)	various	—	6,798	—	—	6,798	—	6,798	—
		$—	$2,718,848	$6,010,054	$(30,803)	$2,667,618	$6,030,480	$8,698,098	$1,410,940

(1)During 2020, the Company acquired the real estate of both of these properties in satisfaction of previously outstanding loans, subject to the Belterra Park Lease and the Lumiere Place Lease, respectively.

(2) On December 18, 2020 Caesar's elected to replace Tropicana Evansville with Isle Casino Bettendorf and Isle Casino Waterloo as allowed under the Amended and Restated Caesars Master Lease.

(3) On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn pursuant to the Morgantown Lease for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property.

(4)    The Company's corporate headquarters building was completed in October 2015. The land was purchased on September 19, 2014 and construction on the building occurred through October 2015.

(5)    This includes undeveloped land the Company owns at locations other than its tenant occupied properties.

(6)    The aggregate cost for federal income tax purposes of the properties listed above was $8.34 billion at December 31, 2020. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets. The table above excludes the real estate assets of Tropicana Las Vegas which as described in Note 7 is in our TRS Segment and was acquired for $307.5 million ($226.2 million of Land and improvements and $81.3 million in Building and Improvements) in April 2020 with accumulated depreciation at December 31, 2020 totaling $2.7 million.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Real Estate:	(in thousands)
Balance at the beginning of the period	$8,301,496	$8,314,546	$4,519,501
Acquisitions	590,971	—	1,199,135
Capital expenditures and assets placed in service	—		—
Dispositions	(194,369)	(13,050)	(3,270)
Balance at the end of the period	$8,698,098	$8,301,496	$8,314,546
Accumulated Depreciation:
Balance at the beginning of the period	$(1,200,941)	$(983,086)	$(857,456)
Depreciation expense	(220,069)	(230,716)	(125,630)
Dispositions	10,070	12,861	—
Balance at the end of the period	$(1,410,940)	$(1,200,941)	$(983,086)
4

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$57,684	$303,684
Additions during the period:
New mortgage loans	—	—
Deductions during the period:
Collections of principal	—	—
Other deductions (1)	(57,684)	(246,000)
Balance at the end of the period	$—	$57,684

(1) On October 1, 2019, the one-year anniversary of the CZR Loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured.

(2) In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2020, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP, the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

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
February 19, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2021 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2021 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
    2. Financial Statement Schedules:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2020
    Schedule IV. Mortgage Loans on Real Estate as of December 31, 2020
    3. Exhibits, Including Those Incorporated by Reference.
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

4.11
Tenth Supplemental Indenture, dated as of June 25, 2020, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the Company's current report on Form 8-K filed on July 1, 2020).

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

4.14	Form of 2021 Note (Incorporated by reference to Exhibit 4.3 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on April 28, 2016).

4.15	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.16	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.17	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.18	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.19	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.20	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.21	Form of 2031 Note (Incorporated by reference to Exhibit 4.11 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 18, 2020).

4.22*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.9
Amendment No. 5, dated as of March 30, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 1, 2020).

10.10
Amendment No. 6, dated as of June 25, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, as further amended (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 1, 2020).

10.11
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

10.13
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.14
Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.15
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

10.17
Sixth Amendment to the Master Lease Agreement, dated as of August 8, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 1, 2018).

10.18
Seventh Amendment to the Master Lease Agreement, dated as of October 31, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.19
Eighth Amendment to the Master Lease Agreement, dated as of November 20, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.20
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.21
First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.22
Second Amendment to the Master Lease, dated October 25, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.23
Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.24
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

10.26
First Amendment to Master Lease, dated June 6, 2019, by and among GLP Capital, L.P., Tropicana Entertainment, Inc. and Tropicana Atlantic City Corp. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed on August 8, 2019).

10.27
Master Lease Agreement, dated October 15, 2018, by and between Gold Merger Sub, LLC and Boyd TCIV, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.28
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., PNK Development 33, LLC and Pinnacle MLS, LLC dated December 17, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 19, 2017).

10.29
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

10.31
Employee Matters Agreement, dated as of November 1, 2013, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on November 7, 2013).

10.32
Employee Matters Agreement, dated April 28, 2016, by and between PNK Entertainment, Inc. and Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) (Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K filed on April 28, 2016).

10.33 #
Gaming and Leisure Properties, Inc.’s Second Amended and Restated 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 29, 2020).

10.34#
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

10.36 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Company's quarterly report on Form 10-Q filed on May 4, 2015).

10.37 #
Form of Restricted Stock Performance Award I under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K filed on February 16, 2018).

10.38 #
Form of Restricted Stock Performance Award II under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2018. (Incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-K filed on February 16, 2018).

10.39 #
Form of Board of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Amended and Restated Long-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-K filed on February 13, 2019.

10.40 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.41 #
Letter Agreement, dated as of April 24, 2018, by and between William J. Clifford and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 30, 2018).

10.42
Amended and Restated Membership Interest Purchase Agreement, dated as of December 15, 2015, by and among Gaming and Leisure Properties, Inc., GLP Capital, L.P., PA Meadows LLC, PA Mezzco LLC and Cannery Casino Resorts, LLC. (Incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K filed on February 22, 2016).

10.43
Amended and Restated Master Lease by and among GLP Capital, L.P., as landlord, and Tropicana Entertainment, Inc., as tenant, dated June 15, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 17, 2020).

10.44	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 29, 2020).

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

101	The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.
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

Dated: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	February 19, 2021
Peter M. Carlino

/s/ DESIREE A. BURKE	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 19, 2021
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 19, 2021
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 19, 2021
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 19, 2021
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 19, 2021
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 19, 2021
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 19, 2021
E. Scott Urdang