Form 10-Q
period 2021-03-31
Gaming & Leisure Properties, Inc.
filed 2021-04-30
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 26, 2021
Common Stock, par value $.01 per share	232,790,389

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•adverse changes in our credit rating;

•fluctuating interest rates, inflation, and the potential phasing out of the London Interbank Offered Rate ("LIBOR") after 2021;

•the impact of global or regional economic conditions;

•the availability of qualified personnel and our ability to retain our key management personnel;

•GLPI's obligation to indemnify Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn") and its subsidiaries in certain circumstances if the spin-off transaction described in Note 1 to the condensed consolidated financial statements fails to be tax-free;

•changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war or political instability;

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net	$7,230,769	$7,287,158
Property and equipment, used in operations, net	79,919	80,618
Assets held for sale	70,457	61,448
Real estate of Tropicana Las Vegas, net	303,888	304,831
Right-of-use assets and land rights, net	765,932	769,197
Cash and cash equivalents	520,740	486,451
Prepaid expenses	1,461	2,098
Deferred tax assets, net	5,584	5,690
Other assets	34,740	36,877
Total assets	$9,013,490	$9,034,368

Liabilities
Accounts payable	$168	$375
Accrued expenses	978	398
Accrued interest	81,558	72,285
Accrued salaries and wages	1,202	5,849
Gaming, property, and other taxes	830	146
Income taxes	1,922	—
Lease liabilities	151,904	152,203
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,757,125	5,754,689
Deferred rental revenue	332,233	333,061
Deferred tax liabilities	399	359
Other liabilities	38,528	39,985
Total liabilities	6,366,847	6,359,350

Commitments and Contingencies (Note 10)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 232,781,653 and 232,452,220 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	2,328	2,325
Additional paid-in capital	4,280,723	4,284,789
Accumulated deficit	(1,636,408)	(1,612,096)
Total shareholders’ equity	2,646,643	2,675,018
Total liabilities and shareholders’ equity	$9,013,490	$9,034,368

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$263,842	$249,407
Interest income from real estate loans	—	7,316
Total income from real estate	263,842	256,723
Gaming, food, beverage and other	37,701	26,759
Total revenues	301,543	283,482

Operating expenses
Gaming, food, beverage and other	19,926	16,503
Land rights and ground lease expense	6,733	8,078
General and administrative	16,082	15,987
(Gains) losses from dispositions of property	—	1
Depreciation	58,701	56,563
Total operating expenses	101,442	97,132
Income from operations	200,101	186,350

Other income (expenses)
Interest expense	(70,413)	(72,004)
Interest income	124	196
Losses on debt extinguishment	—	(17,329)
Total other expenses	(70,289)	(89,137)

Income before income taxes	129,812	97,213
Income tax expense	2,628	319
Net income	$127,184	$96,894

Earnings per common share:
Basic earnings per common share	$0.55	$0.45
Diluted earnings per common share	$0.54	$0.45

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$2,675,018
Issuance of common stock, net of ATM Program offering costs	—	—	(95)	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	(151,496)
Net income	—	—	—	127,184	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$2,646,643

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
Issuance of common stock, net of ATM Program offering costs	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2021	2020

Operating activities
Net income	$127,184	$96,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,544	59,583
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,770
Losses on dispositions of property	—	1
Deferred income taxes	188	38
Stock-based compensation	5,788	4,235
Straight-line rent adjustments	(828)	8,644
Losses on debt extinguishment	—	17,329

(Increase), decrease
Prepaid expenses and other assets	2,907	6,467
Increase, (decrease)
Accounts payable	(128)	(667)
Accrued expenses	735	1,556
Accrued interest	9,273	16,869
Accrued salaries and wages	(4,780)	(10,667)
Gaming, property and other taxes	868	(134)
Income taxes	1,880	—
Other liabilities	(1,893)	(4,133)
Net cash provided by operating activities	205,208	198,785
Investing activities
Capital project expenditures	(606)	—
Capital maintenance expenditures	(438)	(646)
Net cash used in investing activities	(1,044)	(646)
Financing activities
Dividends paid	(151,496)	(150,796)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(9,756)	(12,583)
(Costs) proceeds from issuance of common stock, net	(95)	310
Proceeds from issuance of long-term debt	—	1,174,600
Repayments of long-term debt	(33)	(661,206)
Premium and related costs paid on tender of senior unsecured notes	—	(15,742)
Net cash (used in) provided by financing activities	(161,380)	334,583
Net increase in cash and cash equivalents, including cash classified within assets held for sale	42,784	532,722
Less net change in cash classified within assets held for sale	8,495	—
Net increase in cash and cash equivalents	34,289	532,722
Cash and cash equivalents at beginning of period	486,451	26,823
Cash and cash equivalents at end of period	$520,740	$559,545

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") , elected to treat Tropicana LV, LLC as a TRS, which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS segment (the "TRS Segment"). In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2021, GLPI’s portfolio consisted of interests in 48 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd") and the real property associated with property operated by Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.3 million square feet. As of March 31, 2021, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease and Casino Queen Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties. GLPI leases the Casino Queen property in East St. Louis back to its operator on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease").

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

The Meadows Lease

The real estate assets of the Meadows Racetrack and Casino are leased to Penn pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P, ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to$23.7 million

Lumière Place Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations. This asset has been placed in our TRS Segment. See Note 7 for further details related to this transaction. Additionally, see Note 18 for the anticipated sale of the building and sale-lease back of the land for this asset.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the Consumer Price Index (the "CPI") increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property (the "Morgantown Lease").

COVID-19

In the first quarter of 2020, it became clear that there was a global outbreak of a new strain of novel coronavirus COVID-19. The global, domestic and local response to the COVID-19 outbreak continues to evolve. Responses to the COVID-19 outbreak have included mandates from federal, state, and/or local authorities that required temporary closures of or imposed limitations on the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March 2020. Our properties began reopening at limited capacity in May 2020 and by early July 2020 nearly all had resumed operations at limited capacity. However, in the fourth quarter of 2020, increased spread of COVID-19 led some jurisdictions to impose temporary closures once again. As of the date of this filing, none of our properties are closed.

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

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, gains and losses from dispositions of properties were previously classified within General and administrative expenses and are now presented separately on the Condensed Consolidated Statements of Income.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2020 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

3.    New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("ASU 2020-04"). Reference rates such as London Interbank Offered Rate ("LIBOR") are widely used in a broad range of financial instruments and other agreements. Regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as "reference rate reform", to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. As a result of this reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. ASU 2020-04 provides optional expedients for applying the guidance for contract modifications or other situations affected by reference rate reform, specifically addressing the accounting for modifications of contracts within the scope of ASC Topic 310 on receivables, ASC 470 on debt, and ASC 842 on leases and ASC subtopic 815-15 on embedded derivatives. Based on the limited amount of obligations and contracts the Company currently has that references LIBOR, the Company does not anticipate any material impact from this pronouncement.

4.              Real Estate Investments

Real estate investments, net, represents investments in 45 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Land and improvements	$2,667,616	$2,667,616
Building and improvements	6,030,482	6,030,482
Total real estate investments	8,698,098	8,698,098
Less accumulated depreciation	(1,467,329)	(1,410,940)
Real estate investments, net	$7,230,769	$7,287,158

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties as the real estate will be leased to third party operators subsequent to the completion of the sale transactions as discussed in Note 6.

	March 31, 2021	December 31, 2020
	(in thousands)
Land and improvements	$30,566	$30,540
Building and improvements	117,333	117,333
Furniture, fixtures, and equipment	28,789	28,767
Construction in progress	1,080	474
Total property and equipment	177,768	177,114
Less accumulated depreciation	(97,849)	(96,496)
Property and equipment, net	$79,919	$80,618

6. Assets Held for Sale

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million. The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent on the retained real estate will be approximately $21.4 million and the Casino Queen Master Lease will have an initial term of 15 years with four 5-year renewal options exercisable by the tenant. Additionally, the Company will complete the current land side development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second half of 2021.

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

The Company has classified the operating assets of the two properties above as Assets held for sale since we expect these transactions to close within 12 months and classified the respective liabilities within Other liabilities on the Condensed Consolidated Balance Sheet which is comprised of the following (in thousands).

Assets
Property and equipment, used in operations, net	$9,153
Right-of-use assets and land rights, net	126
Cash and cash equivalents	30,626
Prepaid expenses	2,797
Goodwill	16,067
Other intangible assets	9,577
Other assets	2,111
Total	$70,457

Liabilities
Accounts payable	87
Accrued expenses	3,830
Accrued salaries and wages	1,931
Gaming, property and other taxes	582
Lease liabilities	125
Other liabilities	804
Total which is classified in Other Liabilities	$7,359

The assets held for sale reside in the Company's TRS Segment. See Note 15 for the pre-tax income of this segment for the three month periods ended March 31, 2021 and 2020, respectively, which is comprised solely of the properties above with the exception of $0.9 million of depreciation expense associated with Tropicana Las Vegas for the three months ended March 31, 2021.

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
Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2021	December 31, 2020
Right-of use assets - operating leases (1)	$150,917	$151,339
Land rights, net	615,015	617,858
Right-of-use assets and land rights, net	$765,932	$769,197

(1) In addition, there is $0.1 million and $0.3 million of operating lease right-of-use assets included in assets held for sale at March 31, 2021 and December 31, 2020, respectively.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Land rights	$667,751	$667,751
Less accumulated amortization	(52,736)	(49,893)
Land rights, net	$615,015	$617,858

As of March 31, 2021, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$8,529
2022	11,372
2023	11,372
2024	11,372
2025	11,372
Thereafter	560,998
Total	$615,015

Lease Liabilities

At March 31, 2021, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$8,310
2022	11,082
2023	11,081
2024	11,034
2025	10,984
Thereafter	569,957
Total lease payments	$622,448
Less: interest	(470,544)
Present value of lease liabilities (1)	$151,904

(1) In addition, there is $0.1 million of lease liabilities included in other liabilities related to liabilities held for sale.

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)	(in thousands)
Operating lease cost	$2,928	$3,695
Variable lease cost	1,010	1,462
Short-term lease cost	327	227
Amortization of land right assets	2,843	3,020
Total lease cost	$7,108	$8,404

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

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2021
Weighted average remaining lease term - operating leases	56.23 years
Weighted average discount rate - operating leases	6.73%

In addition, the weighted average remaining lease term and the weighted average discount rate for those operating leases included in assets held for sale and other liabilities is 1.73 years and 4.36%, respectively.

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1) (2)	$404	$488

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$185

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.
(2) In addition, there is $36 thousand related to assets held for sale and other liabilities for operating cash flows from cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021.

8.              Long-term Debt

Long-term debt is as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Unsecured $1,175 million revolver	$—	$—
Unsecured term loan A-2	424,019	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00%senior unsecured notes due January 2031	700,000	700,000
Finance lease liability	827	860
Total long-term debt	5,799,846	5,799,879
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(42,721)	(45,190)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,757,125	$5,754,689

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2021 (in thousands):

Within one year	$137
2-3 years	924,313
4-5 years	1,250,324
Over 5 years	3,625,072
Total minimum payments	$5,799,846

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility" which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company also closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 98.827% of the principal amount. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 103.824% of the principal amount. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At March 31, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at March 31, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million available borrowing capacity under the Revolver as of March 31, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At March 31, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At March 31, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company’s outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company’s outstanding 4.375% senior unsecured notes due in April 2021. The Company recorded a loss on the early extinguishment of debt related to the redemption of $17.3 million, primarily for call premium charges and debt issuance write-offs.

At March 31, 2021, the Company had $5,375.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At March 31, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$520,740	$520,740	$486,451	$486,451
Deferred compensation plan assets	31,005	31,005	35,514	35,514
Financial liabilities:
Long-term debt:
Amended Credit Facility	424,019	424,019	424,019	424,019
Senior Notes	5,375,000	5,903,868	5,375,000	6,026,840

(1) In addition, there is $30.6 million at March 31, 2021 and $22.1 million at December 31, 2020 in cash and cash equivalents in assets held for sale.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020.

10.              Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition, results of operations or liquidity. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

11. Revenue Recognition

As of March 31, 2021, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease and 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the land under a Penn development facility is subject to the Morgantown Lease and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease and Boyd under the Belterra Park Lease.

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
The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor which equals $22.9 million annually due to Penn's acquisition of a competing facility, Greektown Casino-Hotel in Detroit, Michigan.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted subject to certain floors (namely the Bossier City Boomtown property due to Penn's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized in the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenant's option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In addition, the guaranteed fixed escalations in the new initial lease term will be recognized on a straight line basis.

On December 18, 2020, following the receipt of required regulatory approvals, the Company and Caesars completed the Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana

Evansville, plus a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Amended and Restated Caesars Master Lease and the rent was increased by $520,000 annually. This Exchange Transaction resulted in a reconsideration of the Amended and Restated Caesars Master Lease which resulted in the continuation of operating lease treatment for accounting classification purposes.

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

On September 29, 2020, the Company acquired the real estate of Lumière Place in satisfaction of the CZR loan, subject to the Lumière Place Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on Penn's Hollywood Casino Toledo property, as a result of Penn's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan and a floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to Penn's acquisition of Margaritaville Resort Casino.

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

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended by a fourth amendment to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the Amended Pinnacle Master Lease qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease did not represent a meaningful portion of Penn's business at the time Penn assumed the Amended Pinnacle Master Lease, the Company concluded that the lease term of the Amended Pinnacle Master Lease was 10 years, equal to the initial 10-year term only.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease was 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars or Boyd would elect to exercise all lease renewal options under the Caesars Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception; therefore the Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease term of the Boyd Master Lease is 10 years, equal to the initial term of such master lease.

The Belterra Park Lease, Morgantown Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options. Accordingly, the lease term of these leases is equal to their initial terms.

Details of the Company's rental income for the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021
Building base rent (1)	$172,449
Land base rent	51,408
Percentage rent	35,996
Total cash rental income	$259,853
Straight-line rent adjustments	828
Ground rent in revenue	3,111
Other rental revenue	50
Total rental income	$263,842

(1) Building base rent is subject to the annual rent escalators described above.
As of March 31, 2021, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2021 (remainder of year)	$761,691	$2,484	$7,097	$771,272
2022	987,785	22,180	9,468	1,019,433
2023	962,333	30,927	9,473	1,002,733
2024	930,017	30,053	9,480	969,550
2025	931,378	28,927	9,486	969,791
Thereafter	12,488,695	217,662	78,558	12,784,915
Total	$17,061,899	$332,233	$123,562	$17,517,694

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. During the three months ended March 31, 2020, the Company had interest income from real estate loans of $7.3 million.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	232,775	215,090
Assumed conversion of restricted stock awards	116	50
Assumed conversion of performance-based restricted stock awards	574	309
Diluted weighted-average common shares outstanding	233,465	215,449

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$127,184	$96,894
Less: Net income allocated to participating securities	(157)	(144)
Net income attributable to common shareholders	$127,027	$96,750
Weighted-average common shares outstanding	232,775	215,090
Basic EPS	$0.55	$0.45

Calculation of diluted EPS:
Net income	$127,184	$96,894
Diluted weighted-average common shares outstanding	233,465	215,449
Diluted EPS	$0.54	$0.45

Antidilutive securities excluded from the computation of diluted earnings per share	228	71

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
During the three months ended March 31, 2021, the Company did not sell any shares of its common stock under the ATM Program. As of March 31, 2021, the Company had $599.6 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2021 and 2020:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308

2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574

In addition, for both the three months ended March 31, 2021 and 2020, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million.

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

As of March 31, 2021, there was $6.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.90 years. For the three months ended March 31, 2021, the Company recognized $3.4 million of compensation expense associated with these awards, compared to $1.8 million for the three months ended March 31, 2020, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the three months ended March 31, 2021:

Number of Award Shares
Outstanding at December 31, 2020	252,560
Granted	236,569
Released	(200,542)
Canceled	(300)
Outstanding at March 31, 2021	288,287

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of March 31, 2021, there was $18.6 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.25 years.  For both the three months ended March 31, 2021 and 2020, the Company recognized $2.4 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2021:

Number of Performance-Based Award Shares
Outstanding at December 31, 2020	1,193,994
Granted	478,000
Released	(366,888)
Canceled	—
Outstanding at March 31, 2021	1,305,106

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	GLP Capital (1)	TRS Segment (2)	Total	GLP Capital (1)	TRS Segment	Total
Total revenues	$263,842	$37,701	$301,543	$256,723	$26,759	$283,482
Income from operations	190,171	9,930	200,101	183,184	3,166	186,350
Interest expense	65,954	4,459	70,413	69,403	2,601	72,004
Income before income taxes	124,340	5,472	129,812	96,648	565	97,213
Income tax expense	292	2,336	2,628	127	192	319
Net income	124,048	3,136	127,184	96,521	373	96,894
Depreciation	56,861	1,840	58,701	54,776	1,787	56,563
Capital project expenditures	—	606	606	—	—	—
Capital maintenance expenditures	21	417	438	88	558	646

(1)              Interest expense is net of intercompany interest eliminations of $4.5 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

(2) Results for the three months ended March 31, 2021 include depreciation expense of $0.9 million associated with Tropicana Las Vegas.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for income taxes, net of refunds received	$24	$—
Cash paid for interest	$58,645	$52,339

Noncash Investing and Financing Activities

The Company did not engage in any noncash investing and financing activities during the three months ended March 31, 2021 and 2020.

17. Pending Acquisitions

In addition to the two pending transactions discussed in Note 6, on October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Bally's Corporation (NYSE: BALY) ("Bally's") will reacquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will acquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. The Company also entered into a real estate purchase agreement with Bally's pursuant to which it will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware, which is currently owned and operated by Bally's, for a cash purchase price of approximately$144.0 million. At the close of these transactions, which are expected to occur in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel & Casino facilities will be added to a new master lease ("Bally's Master Lease"). The Company anticipates that the Bally's Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by Bally's) on the same terms and conditions. Rent under the Bally's Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in the CPI.

18. Subsequent Events

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and the property Bally's plans to acquire in Rock Island, IL, in a transaction which is subject to regulatory approval. Total consideration for the acquisition is $150 million. The parties expect to add the properties to the Bally's Master Lease which is expected to generate incremental rent of $12 million. The acquisitions of the real estate assets by the Company of Bally’s properties in Rock Island and Black Hawk are expected to close in early 2022.

In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

Bally’s also plans to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI would retain ownership of the land and would concurrently enter into a 50 years ground lease with initial annual rent of $10.5 million. The ground lease would be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022.

Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for its proposed acquisition of Gamesys Group plc. The $500 million commitment provides Bally’s an alternative financing commitment which at GLPI’s sole discretion may be funded in the form of equity, additional pr.epaid sale-leaseback transactions or secured loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) (which are referred to herein as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary,” which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS segment (the "TRS Segment").
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2021, GLPI's portfolio consisted of interests in 48 gaming and related facilities, including the TRS Segment, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd") and the real property associated with the Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 16 states and contain approximately 24.3 million square feet. As of March 31, 2021, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease and Casino Queen Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease, a triple-net operating lease the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Penn Master Lease"), and GLPI also owns and operates the TRS Properties. GLPI leases the Casino Queen property in East St. Louis back to its operators on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease").

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires on April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed the previously announced transactions with Penn, Pinnacle and Boyd to accommodate Penn's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between. Penn and Pinnacle, dated December 17, 2017 (the "Penn-Pinnacle Merger"). Concurrent with the Penn-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from Penn for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by Penn at the consummation of the Penn-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment ("Belterra Park") whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

The Meadows Lease

The real estate assets of the Meadows Racetrack and Casino are leased to Penn pursuant to single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P, ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met.

Tropicana Las Vegas
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn will continue to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. We conducted a sale process with respect to the Tropicana Las Vegas, with Penn receiving 75% of the net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the first 12 months following closing and 50% of net proceeds above $307.5 million (plus certain taxes, expenses and costs) if a sale agreement is signed during the subsequent 12 months following closing. Penn will not be entitled to receive any net sale proceeds if the relevant sale agreement is signed at any time after 24 months from closing.
Morgantown Lease
On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the Consumer Price Index ("CPI") increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property (the "Morgantown Lease").

Hollywood Casino Baton Rouge

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility. The initial annual cash rent will be approximately $21.4 million and the lease will have an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, upon the closing of the transaction, which is anticipated to occur in mid 2021, subject to regulatory approvals and customary closing conditions, GLPI will forgive the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which has been previously written off in return for a one-time cash payment of $4 million.

Hollywood Casino Perryville

On December 11, 2020, Penn agreed to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, with the closing of such purchase, subject to regulatory approvals, expected to occur during calendar year 2021 on a date selected by Penn with reasonable prior notice to the Company unless otherwise agreed by both parties. Upon closing, the Company will lease the real estate assets of the Hollywood Casino Perryville to Penn pursuant to a lease providing for initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and shall increase by 1.50% and then to 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.
As of March 31, 2021, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Caesars. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis pursuant to the Casino Queen Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Recent Developments and Business Outlook
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic had material negative impacts on the global and United States economies that resulted in an unprecedented drop in economic activity in 2020. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which resulted in record unemployment claims. As the U.S. economy began to reopen in the second quarter of 2020, the unemployment rate, which was approximately 3.5% at the beginning of 2020, declined from its April 2020 peak of 14.7% and steadily improved to its current rate of approximately 6.0%. Additional impacts and recent developments include:

•During the initial stages of the COVID-19 outbreak, federal, state and local government officials took steps to require various non-essential businesses to close to slow the spread of COVID-19. In mid-March 2020, all casinos closed across the country, which in turn had a significant negative impact on our tenants' and our own operating results. Although the majority of casinos have reopened throughout the country, it is possible that individual jurisdictions may elect to close them again (which has occurred in certain instances) to mitigate the spread of COVID-19. In addition, although the results of our tenants operations since they have reopened has been quite strong, the continuation of these impressive results is uncertain.

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

•On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Bally's Corporation (NYSE: BALY) ("Bally's") will reacquire 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company will reacquire the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Bally's pursuant to which the Company will purchase the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware which is currently owned and operated by Bally's, for a cash purchase price of approximately $144.0 million. At the closing of the transactions, which is expected in mid-2021, subject to regulatory approvals, the Tropicana Evansville and Dover Downs Hotel and Casino facilities will be added to a new master lease ("the Bally's Master Lease"). The Company anticipates that the Bally's Master Lease will have an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease will be $40.0 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in the CPI. On November 6, 2020, the Company issued 9.2 million common shares at $36.25 to partially finance the funding required for this transaction.

•On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and the property it plans to acquire in Rock Island, IL, in a transaction which is subject to regulatory approval and expected to close later this year. Total consideration for the acquisition is $150 million. The parties expect to add the properties to the Bally's Master Lease, which is expected to generate incremental rent of $12.0 million. Normalized rent coverage on the assets is expected to be 2.25x in the first calendar year post-acquisition. The acquisitions of the real estate assets of Bally’s properties in Rock Island and Black Hawk are expected to close in early 2022.

•In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

•Bally’s also plans to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022.

•Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for their proposed acquisition of Gamesys Group plc. The $500 million commitment provides Bally’s an alternative financing commitment which at GLPI’s sole discretion may be funded in the form of equity, additional prepaid sale-leaseback transactions or secured loans.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $301.5 million and $200.1 million for the three months ended March 31, 2021, respectively, compared to $283.5 million and $186.4 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

•Total income from real estate was $263.8 million for the three months ended March 31, 2021, and $256.7 million for the three months ended March 31, 2020, respectively. Total income from real estate increased by $7.1 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily from favorable straight line rent adjustments of $9.5 million in accordance with ASC 842, higher percentage rent on our Penn Master Lease of $3.2 million due to strong results at Hollywood Casino Columbus and Hollywood Casino

Toledo in the current year coupled with the negative impact from the temporary closures from COVID-19 in the prior year, and the impact of our Morgantown Lease that became effective on October 1, 2020 which added $0.75 million in rent during the three month period ended March 31, 2021. Partially offsetting these favorable variances was lower ground rents due to the Exchange Agreement with Caesars, which led to the exchange of the Tropicana Evansville property, which contained a ground lease, with Waterloo and Bettendorf, which did not contain ground leases, and lower percentage rents of $2.1 million on our Amended Pinnacle Master Lease, Boyd Master Lease and Meadows Lease as these leases reset in 2020 and were negatively impacted by COVID-19 mandated closures. The next resets of these leases is scheduled to occur in 2022. Additionally, we had lower cash rental income of $0.7 million from the Amended and Restated Caesars Master Lease that became effective in July 2020. Finally, in accordance with the rent deferral agreement that was signed in 2020 with Casino Queen, $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. GLPI anticipates this amount will be collected at the closing of the HCBR transaction later this year.

•Revenues for our TRS Properties increased by $10.9 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily due to strong results in 2021 and the impact of COVID-19 which closed both of these properties in mid-March 2020.

•Total operating expenses increased by $4.3 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase in operating expenses for the three months ended March 31, 2021 was primarily driven by higher expenses in our TRS Properties due to their closures in mid-March 2020 from COVID-19. Additionally, the Company had higher depreciation expense of $2.1 million due primarily to the acquisition of Belterra Park, Lumiere Place and the Tropicana Las Vegas transaction, which was partially offset by lower land rights and ground lease expense of $1.3 million due to the Exchange Agreement with Caesars, which led to the exchange of the Tropicana Evansville property, which contained a ground lease, with Waterloo and Bettendorf, which did not contain ground leases.

•Other expenses decreased by $18.8 million for the three months ended March 31, 2021, as compared to the corresponding periods in the prior year due to debt extinguishment charges of $17.3 million for the three months ended March 31, 2020, as the Company retired certain near-term senior unsecured notes ("Senior Notes") to lengthen our average debt maturity and lower our financing costs.

•Income tax expense increased by $2.3 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year due to improved performance at the TRS Segment due to strong results in the current period as well as the impact of temporary closures related to COVID-19 in the prior year.

•Net income increased by $30.3 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K (our "Annual Report"). There has been no material change to these estimates for the three months ended March 31, 2021.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak resulted in the nationwide closures of all casino operations throughout the United States in mid March 2020 which extended in many jurisdictions where our properties were located through the summer of 2020. The majority of our leases have components of rent that are based on a percentage of the net revenues generated by the properties in the applicable leases as well as escalation clauses based on the applicable leases' adjusted revenues to rent ratios. Our tenants have reopened their facilities and generated strong operating performance from improved margins primarily from cost cutting measures and the elimination of lower margin offerings which have more than outpaced revenue declines, although the pace of the revenue declines has improved in recent months. We are unable to predict whether the strong operating performance that our tenants have experienced since reopening their operations will continue and the impact it will have on our rental income stream in future periods.

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and two single property leases and account for a significant portion of our revenue.

•The ability to refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, including any changes proposed and implemented by the new administration, with or without retroactive application, could materially and adversely affect GLPI and its investors.

The consolidated results of operations for the three months ended March 31, 2021 and 2020 are summarized below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total revenues	$301,543	$283,482
Total operating expenses	101,442	97,132
Income from operations	200,101	186,350
Total other expenses	(70,289)	(89,137)
Income before income taxes	129,812	97,213
Income tax expense	2,628	319
Net income	$127,184	$96,894

Certain information regarding our results of operations by segment for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
	2021	2020	2021	2020
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$263,842	$256,723	$190,171	$183,184
TRS Properties	37,701	26,759	9,930	3,166
Total	$301,543	$283,482	$200,101	$186,350

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, and losses on debt extinguishment, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, (gains) or losses from sales of property, stock based compensation expense, straight-line rent adjustments, the amortization of land rights, and losses on debt extinguishment.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$127,184	$96,894
Losses from dispositions of property	—	1
Real estate depreciation	56,389	54,279
Funds from operations	$183,573	$151,174
Straight-line rent adjustments	(828)	8,644
Other depreciation	2,312	2,284
Amortization of land rights	2,843	3,020
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,770
Stock based compensation	5,788	4,235
Losses on debt extinguishment	—	17,329
Capital maintenance expenditures	(438)	(646)
Adjusted funds from operations	$195,720	$188,810
Interest, net	70,289	71,808
Income tax expense	2,628	319
Capital maintenance expenditures	438	646
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,770)
Adjusted EBITDA	$266,605	$258,813

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Net income	$124,048	$96,521	$3,136	$373
Losses from dispositions of property	—	—	—	1
Real estate depreciation	56,389	54,279	—	—
Funds from operations	$180,437	$150,800	$3,136	$374
Straight-line rent adjustments	(828)	8,644	—	—
Other depreciation	472	497	1,840	1,787
Amortization of land rights	2,843	3,020	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,770	—	—
Stock based compensation	5,788	4,235	—	—
Losses on debt extinguishment	—	17,329	—	—
Capital maintenance expenditures	(21)	(88)	(417)	(558)
Adjusted funds from operations	$191,161	$187,207	$4,559	$1,603
Interest, net (1)	65,831	69,207	4,458	2,601
Income tax expense	292	127	2,336	192
Capital maintenance expenditures	21	88	417	558
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,770)	—	—
Adjusted EBITDA	$254,835	$253,859	$11,770	$4,954

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $4.5 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

Net income for our GLP Capital segment was $124.0 million for the three months ended March 31, 2021 and $96.5 million for the three months ended March 31, 2020. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $180.4 million, $191.2 million and $254.8 million for the three months ended March 31, 2021, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $150.8 million, $187.2 million and $253.9 million for the three months ended March 31, 2020, respectively. The increase in net income for our GLP Capital segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily driven by debt extinguishment charges of $17.3 million in the prior year related to the redemption of certain Senior Notes, a $7.1 million increase in income from real estate, and lower interest expense due to various refinancings that occurred in 2020.

The increase in FFO in our GLP Capital segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was driven by the explanations above, including an add-back for real estate depreciation expense. The increase in AFFO for our GLP Capital segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was primarily driven by the changes described above, less the adjustments mentioned in the table above, primarily straight-line rent adjustments and losses on debt extinguishment. Adjusted EBITDA for our GLP Capital segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, also increased, driven by the explanations above, as well as adjustments mentioned in the table above, primarily related to interest expense.

Net income, FFO, AFFO and Adjusted EBITDA for our TRS Properties segment each increased from the corresponding period in the prior year primarily due to the impact of COVID-19, which resulted in both properties being forced to close in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.
Additionally, the performance of our TRS Properties for the three months ended March 31, 2021 has exceeded the corresponding period in the prior years as spend per visit has increased coupled with reductions in marketing and payroll costs on various amenities that have been curtailed in light of the capacity restrictions.

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2021	2020	Variance	Variance
Rental income	$263,842	$249,407	$14,435	5.8%
Interest income from real estate	—	7,316	(7,316)	N/A
Total income from real estate	263,842	256,723	7,119	2.8%
Gaming, food, beverage and other	37,701	26,759	10,942	40.9%
Total revenues	$301,543	$283,482	$18,061	6.4%

Total income from real estate

For the three months ended March 31, 2021 and 2020, total income from real estate was $263.8 million and $256.7 million, respectively, for our GLP Capital segment. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. These amounts decreased by $1.4 million in the three months ended March 31, 2021 compared to the corresponding period in the prior year due to the Exchange Agreement with Caesars which swapped out the Tropicana Evansville property containing a ground lease with Waterloo and Bettendorf, which did not contain ground leases.

Total income from real estate increased $7.1 million, or 2.8%, for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily from favorable straight line rent adjustments of $9.5 million in accordance with ASC 842, and higher percentage rent on our Penn Master Lease of $3.2 million due to strong results at Hollywood Casino Columbus and Hollywood Casino Toledo in the current year coupled with the negative impact from the temporary closures from COVID-19 in the prior year and the impact of our Morgantown Lease that became effective on October 1, 2020, which added $0.75 million in rent during the three month period ended March 31, 2021. Partially offsetting these favorable variances was the variance discussed above related to ground rents and lower percentage rents of $2.1 million on our Amended Pinnacle Master Lease, Boyd Master Lease and Meadows Lease as these leases reset in 2020 and will not reset again until 2022. Additionally, we had lower cash rental income of $0.7 million from the Amended and Restated Caesars Master Lease that became effective in July 2020. Finally, in accordance with the rent deferral agreement that was signed in 2020 with Casino Queen, $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. GLPI anticipates this amount will be collected at the closing of the HCBR transaction later this year.

Details of the Company's income from real estate for the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021	Penn Master Lease	Amended Pinnacle Master Lease	Caesars Master Lease	Lumiere Place Lease	BYD Master Lease	BYD Belterra Lease	Penn - Meadows Lease	Casino Queen Lease	Penn Morgantown	Total
Building base rent	$69,852	$56,800	$15,629	$5,701	$18,911	$668	$3,953	$935	$—	$172,449
Land base rent	23,492	17,814	5,932	—	2,946	474	—	—	750	51,408
Percentage rent	23,567	6,695	—	—	2,461	454	2,261	558	—	35,996
Total cash rental income	$116,911	$81,309	$21,561	$5,701	$24,318	$1,596	$6,214	$1,493	$750	$259,853

Straight-line rent adjustments	$2,231	$(4,836)	$2,589	$—	$574	$(302)	$572	$—	$—	$828
Ground rent in revenue	702	1,633	402	—	374	—	—	—	—	3,111
Other rental revenue	—	—	—	—	—	—	50	—	—	50
Total income from real estate	$119,844	$78,106	$24,552	$5,701	$25,266	$1,294	$6,836	$1,493	$750	$263,842

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment increased by $10.9 million, or 40.9%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to increases in revenues at both properties. These properties were closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding period in the prior years as spend per visit has increased coupled with reductions in marketing and payroll costs on various amenities that have been curtailed in light of the capacity restrictions.

Operating expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	$19,926	$16,503	$3,423	20.7%
Land rights and ground lease expense	6,733	8,078	(1,345)	(16.7)%
General and administrative	16,082	15,987	95	0.6%
(Gains) losses from dispositions of property	—	1	(1)	(100.0)%
Depreciation	58,701	56,563	2,138	3.8%
Total operating expenses	$101,442	$97,132	$4,310	4.4%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses increased by $3.4 million, or 20.7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the properties being closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $1.3 million, or (16.7)%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the Exchange Agreement with Caesars which swapped out the Evansville property containing a ground lease with Waterloo and Bettendorf, which did not contain ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $0.1 million, or 0.6%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to higher stock compensation expense partially offset by lower total payroll costs.

Depreciation

Depreciation expense increased by $2.1 million, or 3.8%, to $58.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the acquisition of Belterra Park, Lumiere Place and the Tropicana Las Vegas.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2021	2020	Variance	Variance
Interest expense	$(70,413)	$(72,004)	$1,591	(2.2)%
Interest income	124	196	(72)	(36.7)%
Losses on debt extinguishment	—	(17,329)	17,329	N/A
Total other expenses	$(70,289)	$(89,137)	$18,848	(21.1)%

Interest expense

Interest expense decreased by $1.6 million, or 2.2%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Results for the three months ended March 31, 2021 benefited from reductions in outstanding obligations under our senior unsecured credit facility (the "Amended Credit Facility") compared to the corresponding period in the prior year. This was partially offset by higher Senior Note balances in the current year as the Company extended the duration of its debt obligations through the issuance of $700 million, 4.00% senior unsecured notes due January 2031.

Losses on debt extinguishment

In the first quarter of 2020, the Company redeemed all $215.2 million aggregate principal amount of the Company's outstanding 4.875% senior unsecured notes due in November 2020 and all $400 million aggregate principal amount of the Company's outstanding 4.375% senior unsecured notes due in April 2021, resulting in the retirement of such Senior Notes. The Company recorded a loss on the early extinguishment of debt related to this retirement of $17.3 million, primarily for call premium charges and debt issuance write-offs.

Taxes

During the three months ended March 31, 2021 and 2020, income tax expense was approximately $2.6 million and $0.3 million, respectively. Our effective tax rate (income taxes as a percentage of income before income taxes) was 2.0% for the three months ended March 31, 2021, as compared to 0.3% for the three months ended March 31, 2020. The reason for the increase was due to improved performance at our TRS Segment.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $205.2 million and $198.8 million during the three months ended March 31, 2021 and 2020, respectively. The increase in net cash provided by operating activities of $6.4 million for the three months ended March 31, 2021 as compared to the corresponding period in the prior year was primarily comprised of an increase in cash receipts from customers of $10.1 million and a decrease in cash paid to employees of $8.0 million partially offset by an increase in interest payments of $6.3 million and an increase in cash paid for operating expenses of $5.2 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2021 as compared to the corresponding period in the prior year was primarily due to the impact of COVID-19, which forced our TRS Properties to close in mid-March 2020. The reduction in cash paid to employees was primarily due to lower bonus payouts and salaries and wages at our GLP Capital segment for the three month period ended March 31, 2021.

Investing activities used cash of $1.0 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively.  Net cash used in investing activities during the three months ended March 31, 2021 consisted of capital expenditures of $1.0 million. Net cash used in investing activities for the three months ended March 31, 2020 consisted of capital expenditures of $0.6 million.

Financing activities used cash of $161.4 million and provided cash of $334.6 million during the three months ended March 31, 2021 and 2020, respectively. Net cash used in financing activities during the three months ended March 31, 2021 was driven by dividend payments of $151.5 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million. Net cash provided by financing activities during the three months ended March 31, 2020 was driven by $1,174.6 million of proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt of $661.2 million, dividend payments of $150.8 million, $15.7 million of premium and related costs paid on the tender of Senior Notes, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $12.6 million. During the three months ended March 31, 2020, the Company fully drew down on its revolving credit facility to increase its liquidity due to the COVID-19 outbreak which resulted in the shut down of all of our tenants' properties.

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

During the three months ended March 31, 2021 and 2020, the TRS Properties spent approximately $1.0 million and $0.6 million, respectively, for capital expenditures. During 2021, $0.6 million was incurred on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Credit Facility, consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain Senior Notes. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility" which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2).

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

At March 31, 2021, the Amended Credit Facility had a gross outstanding balance of $424 million, consisting entirely of balances under the Term Loan A-2 facility. No amounts were outstanding under the Revolver. Additionally, at March 31, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in available borrowing capacity under the Revolver as of March 31, 2021 of $1,174.6 million.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio (asset value calculated based upon adjusted net operating income at a cap rate of 9% as defined in our Amended Credit Facility), a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

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

At March 31, 2021, the Company had $5,375.0 million of outstanding Senior Notes. Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

At March 31, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of March 31, 2021	As of December 31, 2020
Real estate investments, net	$2,812,597	$2,720,767
Right-of-use assets and land rights, net	120,981	121,866
Cash and cash equivalents	514,957	480,066
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,757,125	5,754,689
Accrued interest	81,558	72,285
Lease liabilities	58,425	58,654
Deferred rental revenue	261,070	265,891

	For the three-month period ended March 31, 2021	For the year ended December 31, 2020
Revenues	$150,097	$580,428
Income from operations	107,530	446,708
Interest expense	(70,413)	(282,142)
Net income	36,950	146,323

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

Distribution Requirements

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. Such distributions generally can be made with cash and/or a combination of cash and Company common stock if certain requirements are met. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code. To the extent any of the Company's taxable income was not previously distributed, the Company will make a dividend declaration pursuant to Section 858(a)(1) of the Code, allowing the Company to treat certain dividends that are to be distributed after the close of a taxable year as having been paid during the taxable year.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,799.8 million at March 31, 2021. Furthermore, $5,375.0 million of our obligations at March 31, 2021 are the Senior Notes that have fixed interest rates with maturity dates ranging from two and one-half years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2021 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2021.

	04/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24 12/31/24	1/01/25- 12/31/25	Thereafter	Total	Fair Value at 3/31/2021
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$400,000	$850,000	$3,625,000	$5,375,000	$5,903,868
Average interest rate			5.38%	3.35%	5.25%	4.88%

Variable rate	$—	$—	$424,019	$—	$—	$—	$424,019	$424,019
Average interest rate (1)			2.53%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 30, 2021	By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)