Form 10-Q
period 2021-06-30
Gaming & Leisure Properties, Inc.
filed 2021-07-30
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 26, 2021
Common Stock, par value $.01 per share	234,301,083

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•The novel coronavirus COVID-19 (including variants thereof, "COVID-19") had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although our tenants' operations have recommenced operations to strong results and our tenants have improved their liquidity profiles, there can be no assurance whether these encouraging results will continue in future periods, particularly with the potential for continued increased transmission from new strains of COVID-19;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net	$7,820,070	$7,287,158
Property and equipment, used in operations, net	79,077	80,618
Assets held for sale	142,939	61,448
Real estate of Tropicana Las Vegas, net	—	304,831
Right-of-use assets and land rights, net	865,392	769,197
Cash and cash equivalents	147,594	486,451
Prepaid expenses	2,152	2,098
Deferred tax assets, net	5,668	5,690
Other assets	36,427	36,877
Total assets	$9,099,319	$9,034,368

Liabilities
Accounts payable	$585	$375
Accrued expenses	2,167	398
Accrued interest	70,598	72,285
Accrued salaries and wages	3,404	5,849
Gaming, property, and other taxes	295	146
Lease liabilities	186,928	152,203
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,759,561	5,754,689
Deferred rental revenue	331,405	333,061
Deferred tax liabilities	380	359
Other liabilities	42,265	39,985
Total liabilities	6,397,588	6,359,350

Commitments and Contingencies (Note 10)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 234,288,809 and 232,452,220 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	2,343	2,325
Additional paid-in capital	4,354,643	4,284,789
Accumulated deficit	(1,655,255)	(1,612,096)
Total shareholders’ equity	2,701,731	2,675,018
Total liabilities and shareholders’ equity	$9,099,319	$9,034,368

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$274,102	$245,749	$537,944	$495,156
Interest income from real estate loans	—	6,240	—	13,556
Total income from real estate	274,102	251,989	537,944	508,712
Gaming, food, beverage and other	43,659	9,979	81,360	36,738
Total revenues	317,761	261,968	619,304	545,450

Operating expenses
Gaming, food, beverage and other	22,382	4,858	42,308	21,361
Land rights and ground lease expense	8,191	5,781	14,924	13,859
General and administrative	16,821	13,231	32,903	29,218
Losses (gains) from dispositions of property	93	(8)	93	(7)
Depreciation	58,150	57,390	116,851	113,953
Total operating expenses	105,637	81,252	207,079	178,384
Income from operations	212,124	180,716	412,225	367,066

Other income (expenses)
Interest expense	(70,413)	(69,474)	(140,826)	(141,478)
Interest income	54	273	178	469
Losses on debt extinguishment	—	(5)	—	(17,334)
Total other expenses	(70,359)	(69,206)	(140,648)	(158,343)

Income before income taxes	141,765	111,510	271,577	208,723
Income tax provision (benefit)	3,549	(840)	6,177	(521)
Net income	$138,216	$112,350	$265,400	$209,244

Earnings per common share:
Basic earnings per common share	$0.59	$0.52	$1.14	$0.97
Diluted earnings per common share	$0.59	$0.52	$1.14	$0.97

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$2,675,018
Issuance of common stock, net of ATM Program offering costs	—	—	(95)	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	(151,496)
Net income	—	—	—	127,184	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$2,646,643
Issuance of common stock, net of ATM Program offering costs	1,498,420	15	70,308	—	70,323
Restricted stock activity	8,736	—	3,612	—	3,612
Dividends paid ($0.67 per common share)	—	—	—	(157,063)	(157,063)
Net income	—	—	—	138,216	138,216
Balance, June 30, 2021	234,288,809	$2,343	$4,354,643	$(1,655,255)	$2,701,731

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
Issuance of common stock, net of ATM Program offering costs	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305
ATM Program offering costs	—	—	(83)	—	(83)
Restricted stock activity	12,056	—	4,062	—	4,062
Dividends paid ($0.60 per common share)	2,701,952	27	(27)	(25,869)	(25,869)
Net income	—	—	—	112,350	112,350
Balance, June 30, 2020	217,821,237	$2,178	$3,955,293	$(1,854,706)	$2,102,765

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Six months ended June 30,	2021	2020

Operating activities
Net income	$265,400	$209,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,700	119,993
Amortization of debt issuance costs, bond premiums and original issuance discounts	4,940	5,363
Losses (gains) on dispositions of property	93	(7)
Deferred income taxes	81	(1,018)
Stock-based compensation	9,400	8,299
Straight-line rent adjustments	(1,656)	10,322
Deferred revenue recognized	—	(130,811)
Losses on debt extinguishment	—	17,334
(Increase), decrease
Prepaid expenses and other assets	3,303	1,934
Increase, (decrease)
Accounts payable and accrued expenses	1,004	389
Accrued interest	(1,687)	(2,545)
Accrued salaries and wages	(1,366)	(10,328)
Gaming, property and other taxes	652	688
Income taxes	(38)	266
Other liabilities	(255)	590
Net cash provided by operating activities	402,571	229,713
Investing activities
Capital project expenditures	(1,120)	—
Capital maintenance expenditures	(1,352)	(1,141)
Proceeds from sale of property and equipment	93	7
Acquisition of real estate assets	(487,449)	—
Net cash used in investing activities	(489,828)	(1,134)
Financing activities
Dividends paid	(308,559)	(176,665)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(9,756)	(12,585)
Proceeds from issuance of common stock, net	70,228	227
Proceeds from issuance of long-term debt	—	1,868,735
Financing costs	—	(9,479)
Repayments of long-term debt	(67)	(1,835,838)
Premium and related costs paid on retirement of certain senior unsecured notes	—	(15,747)
Net cash used in financing activities	(248,154)	(181,352)
Net (decrease) increase in cash and cash equivalents, including cash classified within assets held for sale	(335,411)	47,227
Less net change in cash classified within assets held for sale	3,446	—
Net (decrease) increase in cash and cash equivalents	(338,857)	47,227
Cash and cash equivalents at beginning of period	486,451	26,823
Cash and cash equivalents at end of period	$147,594	$74,050

See accompanying notes to the condensed consolidated financial statements and Note 16 for supplemental cash flow information and noncash investing and financing activities.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2021, GLPI’s portfolio consisted of interests in 50 gaming and related facilities, including the TRS Properties, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and the real property associated with property operated by Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 25.3 million square feet. As of June 30, 2021, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease and Casino Queen Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease, the current term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. GLPI leases the Casino Queen property in East St. Louis back to its operator on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease").

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

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P, ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million

Lumière Place Lease

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

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations. This asset has been placed in our TRS Segment. See Note 17 for the anticipated sale of the building and sale-lease back of the land for this asset.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial term of 20 years, followed by six, 5 year renewal options exercisable by the tenant (the "Morgantown Lease").

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new master lease (the "Bally's Master Lease") which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions.

COVID-19

In the first quarter of 2020, there was a global outbreak of a new strain of novel coronavirus COVID-19. The global, domestic and local response to the COVID-19 outbreak continues to evolve. Responses to the COVID-19 outbreak included mandates from federal, state, and/or local authorities that required temporary closures of, or imposed limitations on, the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March 2020. Our properties began reopening at limited capacity in May 2020 and by early July 2020 nearly all had resumed operations at limited capacity. However, in the fourth quarter of 2020, increased spread of

COVID-19 led some jurisdictions to impose temporary closures once again. As of the date of this filing, none of our properties are closed.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2020 financial information has been derived from the Company’s audited consolidated financial statements.

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

3.    New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("ASU 2020-04"). Reference rates such as London Interbank Offered Rate ("LIBOR") are widely used in a broad range of financial instruments and other agreements. Regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as "reference rate reform", to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. As a result of this reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. ASU 2020-04 provides optional expedients for applying the guidance for contract modifications or other situations affected by reference rate reform, specifically addressing the accounting for modifications of contracts within the scope of ASC Topic 310 on receivables, ASC 470 on debt, and ASC 842 on leases and ASC subtopic 815-15 on embedded derivatives. The adoption of this pronouncement had no material impact on the Company's financial statements.

4.              Real Estate Investments

Real estate investments, net, represents investments in 47 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Land and improvements	$3,117,451	$2,667,616
Building and improvements	6,226,731	6,030,482
Total real estate investments	9,344,182	8,698,098
Less accumulated depreciation	(1,524,112)	(1,410,940)
Real estate investments, net	$7,820,070	$7,287,158

Increase in real estate investments is due to the acquisition of Dover Downs and Tropicana Evansville in the previously announced transaction with Bally's as well as the reclassification of the land associated with Tropicana Las Vegas from its own line item on the Condensed Consolidated Balance Sheet as the Company has entered into an agreement to sell the building and lease the land back to Bally's. This deal is expected to close in less than one year. The building has been reclassified to assets held for sale. See Note 6 for further details.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties as the real estate will be leased to third party operators subsequent to the completion of the sale transactions as discussed in Note 6.

	June 30, 2021	December 31, 2020
	(in thousands)
Land and improvements	$30,586	$30,540
Building and improvements	117,333	117,333
Furniture, fixtures, and equipment	28,832	28,767
Construction in progress	1,593	474
Total property and equipment	178,344	177,114
Less accumulated depreciation	(99,267)	(96,496)
Property and equipment, net	$79,077	$80,618

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

On December 15, 2020, the Company announced that Penn exercised it option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, which closed on July 1, 2021. The Company is leasing the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent on the retained real estate of $7.77 million, subject to escalation provisions.

On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022. At June 30, 2021, the Company classified the building value of Tropicana Las Vegas in Assets held for sale and the land value in Real estate investments, net on the Condensed Consolidated Balance Sheet since the transaction is expected to close within 12 months of the most recent balance sheet date. At December 31, 2020, the Company classified the real property associated with Tropicana Las Vegas as a separate caption on the Condensed Consolidated Balance Sheet.

The Company has classified the building value of Tropicana Las Vegas and the operating assets of the two properties above as Assets held for sale since we expect these transactions to close within 12 months and classified the respective liabilities relating to the above asset sales within Other liabilities on the Condensed Consolidated Balance Sheet which is comprised of the following (in thousands).

Assets
Property and equipment, used in operations, net	$9,873
Real estate of Tropicana Las Vegas, net	77,728
Right-of-use assets and land rights, net	867
Cash and cash equivalents	25,577
Prepaid expenses	2,080
Goodwill	16,067
Other intangible assets	9,577
Other assets	1,170
Total	$142,939

Liabilities
Accounts payable	4
Accrued expenses	3,739
Accrued salaries and wages	3,143
Gaming, property and other taxes	901
Lease liabilities	867
Other liabilities	828
Total which is classified in Other Liabilities	$9,482

The assets held for sale reside in the Company's TRS Segment. See Note 15 for the pre-tax income of this segment for the three and six month periods ended June 30, 2021 and 2020, respectively.

7. Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the consumer price index ("CPI"), and have maturity dates ranging from 2028 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheet.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	June 30, 2021	December 31, 2020
Right-of use assets - operating leases (1)	$185,858	$151,339
Land rights, net	679,534	617,858
Right-of-use assets and land rights, net	$865,392	$769,197

(1) The increase in right of use assets operating leases relates to a ground lease acquired in connection with the Tropicana Evansville transaction which closed on June 3, 2021. In addition, there is $0.9 million and $0.3 million of operating lease right-of-use assets included in assets held for sale at June 30, 2021 and December 31, 2020, respectively.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Land rights	$735,276	$667,751
Less accumulated amortization	(55,742)	(49,893)
Land rights, net	$679,534	$617,858

The increase from December 31, 2020 relates to land rights recorded in connection with the Tropicana Evansville acquisition which closed on June 3, 2021.

As of June 30, 2021, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$6,665
2022	13,330
2023	13,330
2024	13,330
2025	13,330
Thereafter	619,549
Total	$679,534

Lease Liabilities

At June 30, 2021, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$6,833
2022	13,666
2023	13,664
2024	13,617
2025	13,567
Thereafter	630,492
Total lease payments	$691,839
Less: interest	(504,911)
Present value of lease liabilities (1)	$186,928

(1) In addition, there is $0.9 million of lease liabilities included in other liabilities related to liabilities held for sale.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$3,228	$3,472	$6,156	$7,167
Variable lease cost (1)	2,129	(652)	3,139	810
Short-term lease cost	301	(5)	628	222
Amortization of land right assets	3,006	3,020	5,849	6,040
Total lease cost	$8,664	$5,835	$15,772	$14,239

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

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2021
Weighted average remaining lease term - operating leases	51.97 years
Weighted average discount rate - operating leases	6.56%

In addition, the weighted average remaining lease term and the weighted average discount rate for those operating leases included in assets held for sale and other liabilities is 2.11 years and 3.32%, respectively.

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases (1) (2)	$403	$449	$807	$937

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (2)	$35,372	$—	$35,372	$185

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.
(2) In addition, there is $0.2 million related to assets held for sale and other liabilities for operating cash flows from cash paid for amounts included in the measurement of lease liabilities and $1.0 million for right-of-use assets obtained in exchange for new lease obligations for the three and six months ended June 30, 2021.

8.              Long-term Debt

Long-term debt is as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Unsecured $1,175 million revolver	$—	$—
Unsecured term loan A-2	424,019	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	700,000
Finance lease liability	793	860
Total long-term debt	5,799,812	5,799,879
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(40,251)	(45,190)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,759,561	$5,754,689

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2021 (in thousands):

Within one year	$139
2-3 years	924,317
4-5 years	2,225,328
Over 5 years	2,650,028
Total minimum payments	$5,799,812

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility") consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility"), which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 98.827% of the principal amount. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 103.824% of the principal amount. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At June 30, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at June 30, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million available borrowing capacity under the Revolver as of June 30, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Facility. At June 30, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Credit Facility. At June 30, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Credit Facility prior to maturity and may prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

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

At June 30, 2021, the Company had $5,375.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At June 30, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$147,594	$147,594	$486,451	$486,451
Deferred compensation plan assets	33,236	33,236	35,514	35,514
Financial liabilities:
Long-term debt:
Amended Credit Facility	424,019	424,019	424,019	424,019
Senior Notes	5,375,000	6,053,415	5,375,000	6,026,840

(1) In addition, there is $25.6 million at June 30, 2021 and $22.1 million at December 31, 2020 in cash and cash equivalents in assets held for sale.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020.

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

11. Revenue Recognition

As of June 30, 2021, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease and 2 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the land under a Penn development facility is subject to the Morgantown Lease and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease and Boyd under the Belterra Park Lease.

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease and Morgantown Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease are jointly and severally guaranteed by Caesars and by most of Caesars's subsidiaries that occupy and operate the leased facilities. The obligations under the Bally's Master Lease are guaranteed by Bally's and jointly and severally by Bally's subsidiaries that occupy and operate the facilities covered by the Bally's Master Lease. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

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

The Bally's Master Lease became effective on June 3, 2021 in connection with the Company's acquisition of the real estate assets of Tropicana Evansville and Dover Downs Casino & Hotel. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in CPI.

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

On October 15, 2018, in conjunction with the Penn-Pinnacle Merger, the Pinnacle Master Lease was amended to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd. As a result of this amendment, the Company reassessed the lease's classification and determined the Amended Pinnacle Master Lease qualified for operating lease treatment under ASC 840. Therefore, subsequent to the Penn-Pinnacle Merger, the Amended Pinnacle Master Lease is treated as an operating lease in its entirety. Because the properties under the Amended Pinnacle Master Lease did not represent a meaningful portion of Penn's business at the time Penn assumed the Amended Pinnacle Master Lease, the Company concluded that the lease term of the Amended Pinnacle Master Lease was 10 years, equal to the initial 10-year term only.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease was 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars, Boyd or Bally's would elect to exercise all lease renewal options under the Caesars Master Lease, the Boyd Master Lease and the Bally's Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception. The Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease term of the Boyd Master Lease and Bally's Master Lease is 10 years and 15 years, respectively, equal to the initial terms of such master leases.

The Belterra Park Lease, Morgantown Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options. Accordingly, the lease term of these leases is equal to their initial terms.

Details of the Company's rental income for the three and six months ended June 30, 2021 was as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Building base rent (1)	$177,917	$350,366
Land base rent	51,408	102,816
Percentage rent	39,615	75,611
Total cash rental income	268,940	528,793
Straight-line rent adjustments	828	1,656
Ground rent in revenue	4,259	7,370
Other rental revenue	75	125
Total rental income	$274,102	$537,944

(1) Building base rent is subject to the annual rent escalators described above.
As of June 30, 2021, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2021 (remainder of year)	$530,712	$1,656	$6,024	$538,392
2022	1,033,895	22,180	12,051	1,068,126
2023	1,008,443	30,927	12,057	1,051,427
2024	976,127	30,053	12,063	1,018,243
2025	977,489	28,927	12,069	1,018,485
Thereafter	12,930,119	217,662	100,259	13,248,040
Total	$17,456,785	$331,405	$154,523	$17,942,713

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. During the three and six months ended June 30, 2021, the Company had no real estate loans.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	233,250	215,267	233,014	215,178
Assumed conversion of restricted stock awards	144	25	131	37
Assumed conversion of performance-based restricted stock awards	656	640	623	653
Diluted weighted-average common shares outstanding	234,050	215,932	233,768	215,868

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$138,216	$112,350	$265,400	$209,244
Less: Net income allocated to participating securities	(85)	(161)	(149)	(300)
Net income attributable to common shareholders	$138,131	$112,189	$265,251	$208,944
Weighted-average common shares outstanding	233,250	215,267	233,014	215,178
Basic EPS	$0.59	$0.52	$1.14	$0.97

Calculation of diluted EPS:
Net income	$138,216	$112,350	$265,400	$209,244
Diluted weighted-average common shares outstanding	234,050	215,932	233,768	215,868
Diluted EPS	$0.59	$0.52	$1.14	$0.97

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	35	129	97	78

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
During the three months ended June 30, 2021, the Company sold 1.5 million shares of its common stock under the ATM Program which raised net proceeds of $70.2 million. As of June 30, 2021, the Company had $528.9 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2021 and 2020:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876

2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071

(1) Dividend distributed on June 26, 2020 was paid $25.8 million in cash and $103.2 million in stock (2,697,946 shares at $38.2643). For accounting purposes since the Company was in an accumulated deficit position the value of the stock dividend was recorded at its par value.

In addition, for both the three and six months ended June 30, 2021 and 2020, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively. Dividend distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643).

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

As of June 30, 2021, there was $5.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.75 years. For the three and six months ended June 30, 2021, the Company recognized $1.2 million and $4.6 million of compensation expense associated with these awards, compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2020, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the six months ended June 30, 2021:

Number of Award Shares
Outstanding at December 31, 2020	252,560
Granted	236,569
Released	(209,278)
Canceled	(849)
Outstanding at June 30, 2021	279,002

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of June 30, 2021, there was $16.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.05 years.  For both the three and six months ended June 30, 2021 and 2020, the Company recognized $2.4 million and $4.8 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income, respectively.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2021:

Number of Performance-Based Award Shares
Outstanding at December 31, 2020	1,193,994
Granted	478,000
Released	(366,888)
Canceled	—
Outstanding at June 30, 2021	1,305,106

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

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	GLP Capital (1)	TRS Segment	Total	GLP Capital (1)	TRS Segment	Total
Total revenues	$274,102	$43,659	$317,761	$251,989	$9,979	$261,968
Income from operations	197,945	14,179	212,124	182,198	(1,482)	180,716
Interest expense	65,954	4,459	70,413	65,014	4,460	69,474
Income before income taxes	132,045	9,720	141,765	117,450	(5,940)	111,510
Income tax expense	204	3,345	3,549	182	(1,022)	(840)
Net income	131,841	6,375	138,216	117,268	(4,918)	112,350
Depreciation	57,251	899	58,150	55,049	2,341	57,390
Capital project expenditures	—	514	514	—	—	—
Capital maintenance expenditures	44	870	914	56	439	495

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	GLP Capital (1)	TRS Segment	Total	GLP Capital (1)	TRS Segment	Total
Total revenues	$537,944	$81,360	$619,304	$508,712	$36,738	$545,450
Income from operations	388,116	24,109	412,225	365,382	1,684	367,066
Interest expense	131,908	8,918	140,826	134,417	7,061	141,478
Income before income taxes	256,385	15,192	271,577	214,098	(5,375)	208,723
Income tax expense	496	5,681	6,177	309	(830)	(521)
Net income	255,889	9,511	265,400	213,789	(4,545)	209,244
Depreciation	114,112	2,739	116,851	109,825	4,128	113,953
Capital project expenditures	—	1,120	1,120	—	—	—
Capital maintenance expenditures	65	1,287	1,352	144	997	1,141

Balance sheet at June 30, 2021
Total assets	$8,652,427	$446,892	$9,099,319

Balance sheet at December 31, 2020
Total assets	$8,590,190	$444,178	$9,034,368

 (1)              Interest expense is net of intercompany interest eliminations of $4.5 million and $8.9 million for the three and six months ended
June 30, 2021, respectively, compared to $4.5 million and $7.1 million for the corresponding periods in the prior year.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for income taxes, net of refunds received	$6,540	$(891)	$6,564	$(891)
Cash paid for interest	$78,878	$86,271	137,523	138,610

Noncash Investing and Financing Activities

The Company did not engage in any noncash investing or noncash financing activities during the six months ended June 30, 2021.

On April 16, 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million. Additionally, in the three months ended June 30, 2020, the Company acquired the real property of Belterra Park in satisfaction of the real estate loan of $57.7 million held on the property, subject to the Belterra Park Lease. Additionally, see Note 13 for a description of the stock dividend that was recorded for the three months ended June 30, 2020. The Company did not engage in any other noncash investing or any noncash financing activities during the six months ended June 30, 2020.

17. Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

As previously discussed in Note 1, on June 3, 2021, the Company completed its previously announced transaction with Bally's in which the real estate assets of Tropicana Evansville and Dover Downs Hotel & Casino were acquired. The preliminary purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Real estate investments, net	$419,843
Right-of-use assets and land rights, net	67,525
Total purchase price	$487,368

Pending acquisitions

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and its recently acquired property in Rock Island, IL, in a transaction that is subject to regulatory approval. Total consideration for the acquisition is $150 million and the parties expect to add the properties to the Bally's Master Lease for incremental rent of $12 million. This transaction is expected to close in early 2022.

In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

On April 13, 2021, Bally’s also agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI would retain ownership of the land and will concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022.

Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for its proposed acquisition of Gamesys Group plc (Gamesys). The $500 million commitment provides Bally’s alternative financing which, in GLPI’s sole discretion, may be funded in the form of equity, additional prepaid sale-leaseback transactions or secured loans. However, on July 26, 2021, Bally's announced that as a result of better than expected operating performance at its land-based retail casinos and interactive businesses, it does not plan to draw on this commitment to fund the Gamesys acquisition.

18. Subsequent Events

On July 1, 2021, the Company completed the sale of the operations of Hollywood Casino Perryville to Penn. See Note 6 for additional details.

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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2021, GLPI's portfolio consisted of interests in 50 gaming and related facilities, including the TRS Segment, the real property associated with 33 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation ("Bally's) and the real property associated with the Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 25.3 million square feet. As of June 30, 2021, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease and Casino Queen Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease, the current term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. GLPI leases the Casino Queen property in East St. Louis back to its operators on a triple-net basis on terms similar to those in the Penn Master Lease (the "Casino Queen Lease").

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

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P, ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease"). On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

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

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new master lease (the "Bally's Master Lease") which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in Consumer Price Index ("CPI").

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
On April 13, 2021, Bally's agreed to acquire the Company's non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas for $150.0 million. The Company will retain ownership of the land and concurrently enter into a 50 year ground lease with an initial annual rent of $10.5 million. The ground lease will be supported by a Bally's corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022.
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

Hollywood Casino Baton Rouge

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility. The initial annual cash rent will be approximately $21.4 million and the lease will have an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, upon the closing of the transaction, which is anticipated to occur in the second half of 2021, subject to regulatory approvals and customary closing conditions, GLPI will forgive the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which has been previously written off in return for a one-time cash payment of $4 million.

Hollywood Casino Perryville

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to Penn for an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.
As of June 30, 2021, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd and Caesars. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis pursuant to the Casino Queen Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Recent Developments and Business Outlook
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic had material negative impacts on the global and United States economies that resulted in an unprecedented drop in economic activity in 2020. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which resulted in record unemployment claims. As the U.S. economy began to reopen in the second quarter of 2020, the unemployment rate, which was approximately 3.5% at the beginning of 2020, declined from its April 2020 peak of 14.7% and steadily improved to its current rate of approximately 5.9%. Additional impacts and recent developments include:

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

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak. Our property in Baton Rouge reopened on May 18, 2020 and our property in Perryville, Maryland reopened on June 19, 2020 with enhanced safety protocols and capacity restrictions. To date, both properties have performed well as results for the first half of 2021 have exceeded comparable 2019 levels (prior to the COVID-19 outbreak). Current year results have benefited from pent up demand, reduced competition from non-gaming leisure related activities and federal stimulus.

•On October 27, 2020, the Company entered into a series of definitive agreements pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that operated Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company entered into a real estate purchase agreement with Bally's pursuant to which the Company purchased the real estate assets of the Dover Downs Hotel & Casino, located in Dover, Delaware, which is currently operated by Bally's, for a cash purchase price of approximately $144.0 million. On November 6, 2020, the Company issued 9.2 million common shares at $36.25 to partially finance the funding required for this transaction. These transactions closed on June 3, 2021, and the real estate assets are being leased pursuant to the Bally's Master Lease. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. The initial rent under the Bally's Master Lease is $40.0 million annually, subject to escalations tied to the CPI. If the CPI increase is at least 0.5% for any lease year, then the rent under the Bally's Master Lease shall increase by the greater of 1% of the rent as of the immediately preceding lease year or the actual CPI increase for such lease year, capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

•On April 13, 2021, the Company announced that it entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and Rock Island, IL which it recently acquired in June 2021. Total consideration for the acquisition is $150 million. The parties expect to add the properties to the Bally's Master Lease, for incremental rent of $12.0 million. Normalized rent coverage on the assets is expected to be 2.25x in the first calendar year post-acquisition. The acquisitions of the real estate assets of Bally’s properties in Rock Island and Black Hawk are expected to close in early 2022.

•In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

•On April 13, 2021, Bally’s also agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022.

•Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for their proposed acquisition of Gamesys. The $500 million commitment provides Bally’s an alternative financing commitment that in GLPI’s sole discretion, may be funded in the form of equity, additional prepaid sale-leaseback transactions or secured loans. However, on July 26, 2021, Bally's announced that as a result of better than expected operating performance at its land-based retail casinos and interactive businesses, it does not plan to draw on the previously disclosed commitment to fund the Gamesys acquisition.

•On July 1, 2021, the Company completed its sale of the operations of Hollywood Casino Perryville, located in Perryville, Maryland, to Penn for $31.1 million. The Company is leasing the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent on the retained real estate of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and shall increase by 1.50% and then by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to CPI being at least 0.5% for the preceding lease year.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $317.8 million and $212.1 million, respectively, for the three months ended June 30, 2021, compared to $262.0 million and $180.7 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, were as follows:

•Total income from real estate was $274.1 million and $537.9 million for the three and six months ended June 30, 2021, and $252.0 million and $508.7 million for the three and six months ended June 30, 2020, respectively. Total income from real estate increased by $22.1 million and $29.2 million for the three and six months ended June 30, 2021, as compared to the corresponding period in the prior year. This was primarily the result of higher percentage rent on our Penn Master Lease of $11.1 million and $14.3 million for the three month and six month periods ended June 30, 2021 due to strong results at Hollywood Casino Columbus and Hollywood Casino Toledo in the current year coupled with the negative impact from the temporary closures from COVID-19 in the prior year. We also recognized cash rental income of $3.1 million from our Bally's Master Lease that became effective on June 3, 2021. The Company also recognized higher rents of $3.4 million and $1.2 million on the Casino Queen Lease for the three month and six month periods ended June 30, 2021 due to the negative impact from COVID-19 closures in the prior year that resulted in rent deferrals in the second quarter of 2020 that were subsequently collected in the fourth quarter of 2020. Additionally, in accordance with the rent deferral agreement that was signed in 2020 with Casino Queen, $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. GLPI anticipates this amount will be collected at the closing of the HCBR transaction. Also benefiting current year results was the impact of our Morgantown Lease that became effective on October 1, 2020, which added $0.75 million and $1.5 million in rent during the three and six month periods ended June 30, 2021, as well as year over year favorable straight-line rent adjustments in accordance with ASC 842 of $2.5 million and $12.0 million. Partially offsetting these favorable variances was lower percentage rents of $1.1 million and $3.2 million for the three month and six month periods ended June 30, 2021 on our Amended Pinnacle Master Lease, Boyd Master Lease and Meadows Lease as these leases reset in 2020 and were negatively impacted by COVID-19 mandated closures. Additionally, we had lower cash rental income of $0.7 million and $1.3 million for the three month and six month periods ended June 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020.

•Revenues for our TRS Properties increased by $33.7 million and $44.6 million for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, primarily due to strong results in 2021 and the impact of COVID-19 on the prior year which, as previously discussed, closed both of these properties in mid-March 2020.

•Total operating expenses increased by $24.4 million and $28.7 million for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year. The increase in operating expenses for the three and six months ended June 30, 2021 was primarily driven by higher expenses in our TRS Segment of $18.0 million and $22.2 million due to their closures in mid-March 2020 from COVID-19. Additionally, the Company had higher depreciation expense by $0.8 million and $2.9 million for the three and six months ended June 30, 2021 due to its recent acquisitions. Additionally, the Company had higher land rights and ground lease expense of $2.4 million and $1.1 million. The Company's ground leases tied to tenants revenues increased by $2.4 million and $1.9 million for the three and six month periods ended June 30, 2021 due to COVID-19 closures in the prior year. Partially offsetting this increase was lower ground lease expense due to the exchange agreement with Caesars in the fourth quarter of 2020, which led to the exchange of the Tropicana Evansville property, which contained a ground lease, with Waterloo and Bettendorf, which did not contain ground leases. Finally, the Company incurred higher general and administrative expenses in its REIT segment for the three and six months ended June 30, 2021 by $1.8 million and $1.1 million, respectively, due to higher bonus accruals in the current year as a result of improved financial performance relative to the prior year.

•Other expenses increased by $1.2 million and decreased by $17.7 million for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year due to increased interest expense in the second quarter of 2021 due to the issuance of Senior Notes in June 2020 and August 2020 to lengthen the duration of our debt obligations. The proceeds were utilized to repay short term borrowings that carried lower interest rates. The decline for the six month periods ended June 30, 2021 was a result of debt extinguishment charges of $17.3 million incurred in the first quarter of 2020 as the Company retired certain near-term senior unsecured notes Senior Notes to lengthen our average debt maturity and lower our financing costs.

•Income tax expense increased by $6.7 million for the six months ended June 30, 2021, as compared to the corresponding period in the prior year due to improved performance at the TRS Segment due to strong results in the current period as well as the impact of temporary closures related to COVID-19 in the prior year.

•Net income increased by $25.9 million and $56.2 million for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2021.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak resulted in the nationwide closures of all casino operations throughout the United States in mid-March 2020 that extended in many jurisdictions where our properties were located through the summer of 2020. The majority of our leases have components of rent that are based on a percentage of the net revenues generated by the properties in the applicable leases as well as escalation clauses based on the applicable leases' adjusted revenues to rent ratios. Our tenants have reopened their facilities and generated strong operating performance. On May 1, 2021, full escalators were achieved on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease that increased annualized rent by $6.1 million. We anticipate that the Penn Master Lease adjusted revenue to rent ratio at November 1, 2021 will result in a full escalation resulting in a $5.6 million increase to annualized rent. We believe results at our tenants' operations since they have reopened are benefiting from significant levels of pent up demand, federal stimulus and reduced competitive entertainment offerings.

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

The consolidated results of operations for the three and six months ended June 30, 2021 and 2020 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues	$317,761	$261,968	$619,304	$545,450
Total operating expenses	105,637	81,252	207,079	178,384
Income from operations	212,124	180,716	412,225	367,066
Total other expenses	(70,359)	(69,206)	(140,648)	(158,343)
Income before income taxes	141,765	111,510	271,577	208,723
Income tax expense (benefit)	3,549	(840)	6,177	(521)
Net income	$138,216	$112,350	$265,400	$209,244

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2021 and 2020 is summarized below:

	Three Months Ended June 30,
	2021	2020	2021	2020
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$274,102	$251,989	$197,945	$182,198
TRS Properties	43,659	9,979	14,179	(1,482)
Total	$317,761	$261,968	$212,124	$180,716

	Six Months Ended June 30, 2021
	2021	2020	2021	2020
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$537,944	$508,712	$388,116	$365,382
TRS Properties	81,360	36,738	24,109	1,684
Total	$619,304	$545,450	$412,225	$367,066

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, and losses on debt extinguishment, reduced by maintenance capital expenditures. Finally, we define Adjusted

EBITDA as net income excluding interest, taxes on income, depreciation, gains or losses from sales of property, stock based compensation expense, straight-line rent adjustments, the amortization of land rights, and losses on debt extinguishment.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$138,216	$112,350	$265,400	$209,244
Losses (gains) from disposition of properties	93	(8)	93	(7)
Real estate depreciation	56,783	54,551	113,172	108,830
Funds from operations	$195,092	$166,893	$378,665	$318,067
Straight-line rent adjustments	(828)	1,678	(1,656)	10,322
Other depreciation	1,367	2,839	3,679	5,123
Amortization of land rights	3,006	3,020	5,849	6,040
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,593	4,940	5,363
Stock based compensation	3,612	4,064	9,400	8,299
Losses on debt extinguishment	—	5	—	17,334
Capital maintenance expenditures	(914)	(495)	(1,352)	(1,141)
Adjusted funds from operations	$203,805	$180,597	$399,525	$369,407
Interest, net	70,359	69,201	140,648	141,009
Income tax expense (benefit)	3,549	(840)	6,177	(521)
Capital maintenance expenditures	914	495	1,352	1,141
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,593)	(4,940)	(5,363)
Adjusted EBITDA	$276,157	$246,860	$542,762	$505,673

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 is as follows:

	GLP Capital		TRS Properties
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$131,841	$117,268	$6,375	$(4,918)
Losses (gains) from dispositions of properties	—	—	93	(8)
Real estate depreciation	56,783	54,551	—	—
Funds from operations	$188,624	$171,819	$6,468	$(4,926)
Straight-line rent adjustments	(828)	1,678	—	—
Other depreciation	468	498	899	2,341
Amortization of land rights	3,006	3,020	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,593	—	—
Stock based compensation	3,612	4,064	—	—
Losses on debt extinguishment	—	5	—	—
Capital maintenance expenditures	(44)	(56)	(870)	(439)
Adjusted funds from operations	$197,308	$183,621	$6,497	$(3,024)
Interest, net (1)	65,900	64,743	4,459	4,458
Income tax expense (benefit)	204	182	3,345	(1,022)
Capital maintenance expenditures	44	56	870	439
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,593)	—	—
Adjusted EBITDA	$260,986	$246,009	$15,171	$851

	GLP Capital		TRS Properties
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$255,889	$213,789	$9,511	$(4,545)
Losses (gains) from dispositions of properties	—	—	93	(7)
Real estate depreciation	113,172	108,830	—	—
Funds from operations	$369,061	$322,619	$9,604	$(4,552)
Straight-line rent adjustments	(1,656)	10,322	—	—
Other depreciation	940	995	2,739	4,128
Amortization of land rights	5,849	6,040	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	4,940	5,363	—	—
Stock based compensation	9,400	8,299	—	—
Losses on debt extinguishment	—	17,334	—	—
Capital maintenance expenditures	(65)	(144)	(1,287)	(997)
Adjusted funds from operations	$388,469	$370,828	11,056	(1,421)
Interest, net (1)	131,731	133,950	8,917	7,059
Income tax expense (benefit)	496	309	5,681	(830)
Capital maintenance expenditures	65	144	1,287	997
Amortization of debt issuance costs, bond premiums and original issuance discounts	(4,940)	(5,363)	—	—
Adjusted EBITDA	$515,821	$499,868	$26,941	$5,805

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $4.5 million and $8.9 million for the three and six months ended June 30, 2021 compared to $4.5 million and $7.1 million for the corresponding periods in the prior year.

Net income for our GLP Capital segment was $131.8 million for the three months ended June 30, 2021 and $117.3 million for the three months ended June 30, 2020. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $188.6 million, $197.3 million and $261.0 million for the three months ended June 30, 2021, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $171.8 million, $183.6 million and $246.0 million for the three months ended June 30, 2020, respectively. The increase in net income for our GLP Capital segment for the three months ended June 30, 2021 of $14.6 million, was primarily driven by higher income from real estate of $22.1 million partially offset by higher land rights and ground lease expense of $2.4 million, increased general and administrative expenses of $1.8 million, higher depreciation expense of $2.2 million and higher net interest expense of $1.2 million, all of which were previously discussed.

Net income for our GLP Capital segment was $255.9 million for the six months ended June 30, 2021 and $213.8 million for the six months ended June 30, 2020. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $369.1 million, $388.5 million and $515.8 million for the six months ended June 30, 2021, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $322.6 million, $370.8 million and $499.9 million for the six months ended June 30, 2020, respectively. The increase in net income for our GLP Capital segment for the six months ended June 30, 2021 of $42.1 million, was primarily driven by higher income from real estate of $29.2 million and lower net interest expense of $2.2 million partially offset by higher land rights and ground lease expense of $1.1 million, increased general and administrative expenses of $1.1 million, and higher depreciation expense of $4.3 million due to our recent acquisitions. Additionally, the results for the six months ended June 30, 2020 included a debt extinguishment charge of $17.3 million related to the redemption of certain Senior Notes in the first quarter of 2020.

The increase in FFO in our GLP Capital segment for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, was driven by the explanations above, including an add-back for real estate depreciation expense. The increase in AFFO for our GLP Capital segment for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year was primarily driven by the changes described above, less the adjustments mentioned in the table above, primarily straight-line rent adjustments and losses on debt extinguishment. Adjusted EBITDA for our GLP Capital segment for the three and six months ended June 30, 2021, as compared to the corresponding period in the prior year, also increased, driven by the explanations above, as well as adjustments mentioned in the table above, primarily related to interest expense.

Net income, FFO, AFFO and Adjusted EBITDA for our TRS Properties segment each increased from the corresponding periods in the prior year primarily due to the impact of COVID-19 on the prior year, which resulted in both properties being forced to close in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Additionally, the performance of our TRS Properties has exceeded the corresponding periods in the prior years as spend per visit has increased coupled with reductions in marketing and payroll costs on various amenities that have been curtailed in light of the capacity restrictions. We also believe results have benefited since being reopened from pent up demand, federal stimulus efforts and reduced competition from other entertainment offerings.

Revenues

Revenues for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Rental income	$274,102	$245,749	$28,353	11.5%
Interest income from real estate	—	6,240	(6,240)	N/A
Total income from real estate	274,102	251,989	22,113	8.8%
Gaming, food, beverage and other	43,659	9,979	33,680	337.5%
Total revenues	$317,761	$261,968	$55,793	21.3%

	Six Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Rental income	$537,944	$495,156	$42,788	8.6%
Interest income from real estate	—	13,556	(13,556)	N/A
Total income from real estate	537,944	508,712	29,232	5.7%
Gaming, food, beverage and other	81,360	36,738	44,622	121.5%
Total revenues	619,304	545,450	73,854	13.5%

Total income from real estate

For the three months and six months ended June 30, 2021 and 2020, total income from real estate was $274.1 million and $537.9 million compared to $252.0 million and $508.7 million for the corresponding periods in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. These amounts increased by $2.0 million and $0.6 million in the three months and six months ended June 30, 2021 compared to the corresponding periods in the prior year due to COVID-19 closures in the prior year. Partially offsetting this increase was lower ground lease expense due to the exchange agreement with Caesars in the fourth quarter of 2020, which led to the exchange of the Tropicana Evansville property, which contained a ground lease, with Waterloo and Bettendorf, which did not contain ground leases.

Total income from real estate increased $22.1 million, or 8.8%, for the three months ended June 30, 2021 and $29.2 million or 5.7%, for the six months ended June 30, 2021, as compared to the corresponding periods in the prior year. This was primarily from favorable straight line rent adjustments of $2.5 million and $12.0 million for the three months and six months ended June 30, 2021 in accordance with ASC 842, and higher percentage rent on our Penn Master Lease of $11.1 million and $14.3 million for the three months and six months ended June 30, 2021 due to strong results at Hollywood Casino Columbus and Hollywood Casino Toledo in the current year coupled with the negative impact from the temporary closures from COVID-19 in the prior year. Additionally, our Morgantown Lease, which became effective on October 1, 2020, added $0.75 million and $1.5 million in rent during the three months and six months ended June 30, 2021 and our Bally's Master Lease became effective on June 3, 2021 which added $3.1 million of rent for the three months and six months ended June 30, 2021. The Company also realized escalations on its Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease which increased rental income by $1.0 million for the three months and six months ended June 30, 2021. Partially offsetting these favorable variances were lower percentage rents of $1.1 million and $3.2 million for the three months and six months ended June 30, 2021 on our Amended Pinnacle Master Lease, Boyd Master Lease and Meadows Lease as these leases reset in 2020 and will not reset again until 2022. Additionally, we had lower cash rental income of $0.7 million and $1.3 million for the three months and six months ended June 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020. Finally, the Company had increases of $3.4 million and $1.2 million in rent from the Casino Queen Lease for the three months and six months ended June 30, 2021 due to timing of receipts of rental payments that were deferred because of COVID-19 which forced the closure of their operations. The Company has a rent deferral agreement with Casino Queen in which $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. GLPI anticipates this amount will be collected at the closing of the HCBR transaction later this year.

Details of the Company's income from real estate for the three and six months ended June 30, 2021 was as follows (in thousands):

Three Months Ended June 30, 2021	Building base rent	Land base rent	Percentage rent	Total cash rental income	Straight-line rent adjustments	Ground rent in revenue	Other rental revenue	Total rental income
Penn Master Lease	$69,851	$23,492	$26,387	$119,730	$2,232	$891	$12	$122,865
Amended Pinnacle Master Lease	57,558	17,814	6,694	82,066	(4,837)	1,804	—	79,033
Penn - Meadows Lease	3,952	—	2,262	6,214	572	—	63	6,849
Penn Morgantown	—	750	—	750	—	—	—	750
Caesars Master Lease	15,628	5,932	—	21,560	2,590	403	—	24,553
Lumiere Place Lease	5,701	—	—	5,701	—	—	—	5,701
BYD Master Lease	19,162	2,947	2,462	24,571	574	401	—	25,546
BYD Belterra Lease	678	473	455	1,606	(303)	—	—	1,303
Bally's Master Lease	3,111	—	—	3,111	—	760	—	3,871
Casino Queen Lease	2,276	—	1,355	3,631	$—	—	—	3,631
Total	$177,917	$51,408	$39,615	$268,940	$828	$4,259	$75	$274,102

Six Months Ended June 30, 2021	Building base rent	Land base rent	Percentage rent	Total cash rental income	Straight-line rent adjustments	Ground rent in revenue	Other rental revenue	Total rental income
Penn Master Lease	$139,703	$46,984	$49,954	$236,641	$4,463	$1,593	$12	$242,709
Amended Pinnacle Master Lease	114,358	35,628	13,389	163,375	(9,673)	3,437	—	157,139
Penn - Meadows Lease	7,905	—	4,523	12,428	1,144	—	113	13,685
Penn Morgantown	—	$1,500	$—	1,500	—	—	—	1,500
Caesars Master Lease	31,257	11,864	—	43,121	5,179	805	—	49,105
Lumiere Place Lease	11,402	$—	$—	11,402	—	—	—	11,402
BYD Master Lease	38,073	5,893	4,923	48,889	1,148	775	—	50,812
BYD Belterra Lease	1,346	947	909	3,202	(605)	—	—	2,597
Bally's Master Lease	3,111	$—	$—	3,111	—	760	—	3,871
Casino Queen Lease	3,211	$—	1,913	5,124	$—	—	—	5,124
Total	$350,366	$102,816	$75,611	$528,793	$1,656	$7,370	$125	$537,944

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties segment increased by $33.7 million and $44.6 million, for the three months and six months ended June 30, 2021, as compared to the corresponding periods in the prior years. These properties were closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding period in the prior years as spend per visit has increased due to various factors such as pent up demand, government stimulus efforts and reduced consumer discretionary entertainment options due to COVID-19.

Operating expenses

Operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	22,382	4,858	$17,524	360.7%
Land rights and ground lease expense	8,191	5,781	2,410	41.7%
General and administrative	16,821	13,231	3,590	27.1%
(Gains) losses from dispositions of property	93	(8)	101	(1,262.5)%
Depreciation	58,150	57,390	760	1.3%
Total operating expenses	$105,637	$81,252	$24,385	30.0%

	Six Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	$42,308	$21,361	$20,947	98.1%
Land rights and ground lease expense	14,924	13,859	1,065	7.7%
General and administrative	32,903	29,218	3,685	12.6%
(Gains) losses from dispositions of property	93	(7)	100	(1,428.6)%
Depreciation	116,851	113,953	2,898	2.5%
Total operating expenses	$207,079	178,384	$28,695	16.1%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses increased by $17.5 million and $20.9 million, for the three months and six months ended June 30, 2021, as compared to the corresponding periods in the prior year. This was primarily due to the properties being closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.4 million and $1.1 million for the three months and six months ended June 30, 2021, as compared to the corresponding periods in the prior year. This was primarily due to COVID-19 casino closures in the prior year, partially offset by the exchange agreement with Caesars which swapped out the Tropicana Evansville property containing a ground lease with Waterloo and Bettendorf, which did not contain ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $3.6 million and $3.7 million, for the three months and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, primarily due to higher bonus expense in the current year due to improved financial performance and higher costs at our TRS Properties due to COVID-19 closures in the prior year.

Depreciation

Depreciation expense increased by $0.8 million and $2.9 million for the three months and six months ended June 30, 2021 as compared to the corresponding periods in the prior year, primarily due to the Company's acquisitions over the past year.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Interest expense	$(70,413)	$(69,474)	$(939)	1.4%
Interest income	54	273	(219)	(80.2)%
Losses on debt extinguishment	—	(5)	5	N/A
Total other expenses	$(70,359)	$(69,206)	$(1,153)	1.7%

	Six Months Ended June 30,				Percentage
	2021	2020	Variance		Variance
Interest expense	$(140,826)	$(141,478)	$652		(0.5)%
Interest income	178	469	(291)		(62.0)%
Losses on debt extinguishment	—	(17,334)	17,334		N/A
Total other expenses	$(140,648)	$(158,343)	$17,695	$158,343	(11.2)%

Interest expense

Interest expense increased by $0.9 million and declined by $0.7 million, for the three months and six months ended June 30, 2021, as compared to the corresponding periods in the prior year. Results for the three months and six months ended June 30, 2021 benefited from reductions in outstanding obligations under our senior unsecured credit facility, as amended (the "Amended Credit Facility"). Both periods were impacted by the timing of our Senior Note issuances in the prior year and revolver drawdown in the first quarter of 2020 related to COVID-19. See Note 8 for further details.

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

Taxes

During the three months and six months ended June 30, 2021, income tax expense was approximately $3.5 million and $6.2 million compared with and income tax benefit of $0.8 million and $0.5 million, for the three months and six months ended June 30, 2020, respectively. The reason for the increase was due to improved performance at our TRS Segment.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $402.6 million and $229.7 million during the six months ended June 30, 2021 and 2020, respectively. The increase in net cash provided by operating activities of $172.9 million for the six months ended June 30, 2021, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $192.4 million, a decrease in interest payments of $1.1 million and a decrease in cash paid to employees of $5.4 million partially offset by an increase in cash paid for taxes of $7.5 million and an increase in cash paid for operating expenses of $18.2 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2021, as compared to the corresponding period in the prior year, was primarily due to the higher percentage rent received on the Penn Master lease due to strong results at the Hollywood Casino Columbus and Hollywood Casino Toledo properties, the Bally's and Morgantown acquisitions, along with strong re-openings of our TRS Properties, which were forced to close in mid- March 2020 due to the impact of COVID-19. These properties reopened in May 2020 and June 2020 as previously discussed. The reduction in cash paid to employees was primarily due to lower bonus payouts and salaries and wages at our GLP Capital segment for the six months ended June 30, 2021. The increase in taxes paid was due to the strong results at the TRS Properties.

Investing activities used cash of $489.8 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.  Net cash used in investing activities during the six months ended June 30, 2021 consisted of $487.4 million for the acquisition of real estate assets in the Bally's transaction and capital expenditures of $2.5 million. Net cash used in investing activities for the six months ended June 30, 2020 consisted of capital expenditures of $1.1 million.

Financing activities used cash of $248.2 million and $181.4 million during the six months ended June 30, 2021 and 2020, respectively. Net cash used in financing activities during the six months ended June 30, 2021 was driven by dividend payments of $308.6 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million partially offset by $70.2 million in net proceeds received from the Company's continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings. Cash used in financing activities during the six months ended June 30, 2020 was driven by $1,868.7 million of proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt of $1,835.8 million, dividend payments of $176.7 million, $15.7 million of premium and related costs paid on the retirement of certain Senior Notes, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $12.6 million. During the three months ended March 31, 2020, the Company fully drew down on its revolving credit facility to increase its liquidity due to the COVID-19 outbreak which resulted in the shut-down of all of our tenants' properties. Additionally, as described in Note 13 in the Condensed Consolidated Financial Statements, the second quarter 2020 dividends were paid partially in cash and in the Company's shares.

Capital Expenditures

Capital expenditures are accounted for as either capital project expenditures or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility or create a new facility. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

During the six months ended June 30, 2021 and 2020, the TRS Properties spent approximately $2.5 million and $1.1 million, respectively, for capital expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties. However, during 2021, $1.1 million was incurred on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain Senior Notes. On June 25, 2020, the Company entered into the Amended Credit Facility which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 98.827% of the principal amount. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 103.824% of the principal amount. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At June 30, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at June 30, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million available borrowing capacity under the Revolver as of June 30, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, that ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At June 30, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At June 30, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At June 30, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

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

At June 30, 2021, the Company had $5,375.0 million of outstanding Senior Notes. Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At June 30, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

GLPI guarantees the Senior Notes that were co-issued by its subsidiaries, GLP Capital and GLP Financing II, Inc. Each of the subsidiary issuers is 100% owned by GLPI. The guarantees of GLPI are full and unconditional. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries through dividends or loans or to transfer assets from such subsidiaries, except as provided by applicable law. None of GLPI's other subsidiaries guarantee the Senior Notes.

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of June 30, 2021	As of December 31, 2020
Real estate investments, net	$3,202,109	$2,720,767
Right-of-use assets and land rights, net	222,805	121,866
Cash and cash equivalents	140,629	480,066
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,759,561	5,754,689
Accrued interest	70,598	72,285
Lease liabilities	93,501	58,654
Deferred rental revenue	256,249	265,891

	For the six months ended June 30, 2021	For the year ended December 31, 2020
Revenues	$310,719	$580,428
Income from operations	222,919	446,708
Interest expense	(140,826)	(282,142)
Net income	81,774	146,323

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,799.8 million at June 30, 2021. Furthermore, $5,375.0 million of our obligations at June 30, 2021 are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately two years to nine and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2021 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2021.

	07/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24 12/31/24	1/01/25- 12/31/25	Thereafter	Total	Fair Value at 6/30/2021
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$400,000	$850,000	$3,625,000	$5,375,000	$6,053,415
Average interest rate			5.38%	3.35%	5.25%	4.88%

Variable rate	$—	$—	$424,019	$—	$—	$—	$424,019	$424,019
Average interest rate (1)			2.62%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR, refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 29, 2021	By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)