Form 10-Q
period 2021-09-30
Gaming & Leisure Properties, Inc.
filed 2021-10-29
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 25, 2021
Common Stock, par value $.01 per share	238,351,108

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' ("TRS") operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•The novel coronavirus COVID-19 ("COVID-19") had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily at the onset of the pandemic, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although our tenants' operations have recommenced operations to strong results and our tenants have improved their liquidity profiles, there can be no assurance whether these encouraging results will continue in future periods, particularly with the potential for continued increased transmission from new strains of COVID-19;

•the impact that unemployment levels and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including on casino operations;

•fluctuating interest rates, inflation, and the potential phasing out of the London Interbank Offered Rate ("LIBOR");
•the current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to gather in large groups (including in casinos), which is expected to impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•unforeseen consequences related to United States government stimulus packages;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate investments, net	$7,797,734	$7,287,158
Property and equipment, used in operations, net	40,085	80,618
Assets held for sale	118,118	61,448
Real estate of Tropicana Las Vegas, net	—	304,831
Right-of-use assets and land rights, net	860,538	769,197
Cash and cash equivalents	423,224	486,451
Prepaid expenses	809	2,098
Deferred tax assets, net	7,774	5,690
Other assets	36,491	36,877
Total assets	$9,284,773	$9,034,368

Liabilities
Accounts payable	$152	$375
Accrued expenses	3,030	398
Accrued interest	81,440	72,285
Accrued salaries and wages	5,115	5,849
Gaming, property, and other taxes	271	146
Income taxes	885	—
Lease liabilities	186,481	152,203
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,761,997	5,754,689
Deferred rental revenue	330,517	333,061
Deferred tax liabilities	—	359
Other liabilities	37,146	39,985
Total liabilities	6,407,034	6,359,350

Commitments and Contingencies (Note 10)

Shareholders’ equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2021 and December 31, 2020)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 237,976,150 and 232,452,220 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	2,380	2,325
Additional paid-in capital	4,541,158	4,284,789
Accumulated deficit	(1,665,799)	(1,612,096)
Total shareholders’ equity	2,877,739	2,675,018
Total liabilities and shareholders’ equity	$9,284,773	$9,034,368

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$283,253	$267,555	$821,197	$762,711
Interest income from real estate loans	—	5,574	—	19,130
Total income from real estate	283,253	273,129	821,197	781,841
Gaming, food, beverage and other	15,459	34,425	96,819	71,163
Total revenues	298,712	307,554	918,016	853,004

Operating expenses
Gaming, food, beverage and other	5,766	18,175	48,074	39,536
Land rights and ground lease expense	9,414	8,084	24,338	21,943
General and administrative	13,066	22,510	45,969	51,728
(Gains) losses from dispositions	(14,815)	4	(14,722)	(3)
Depreciation	60,182	58,080	177,033	172,033
Total operating expenses	73,613	106,853	280,692	285,237
Income from operations	225,099	200,701	637,324	567,767

Other income (expenses)
Interest expense	(70,432)	(70,179)	(211,258)	(211,657)
Interest income	6	22	184	491
Losses on debt extinguishment	—	(779)	—	(18,113)
Total other expenses	(70,426)	(70,936)	(211,074)	(229,279)

Income before income taxes	154,673	129,765	426,250	338,488
Income tax provision	5,614	2,639	11,791	2,118
Net income	$149,059	$127,126	$414,459	$336,370

Earnings per common share:
Basic earnings per common share	$0.63	$0.58	$1.77	$1.55
Diluted earnings per common share	$0.63	$0.58	$1.77	$1.55

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$2,675,018
Issuance of common stock, net of ATM Program offering costs	—	—	(95)	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	(151,496)
Net income	—	—	—	127,184	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$2,646,643
Issuance of common stock, net of ATM Program offering costs	1,498,420	15	70,308	—	70,323
Restricted stock activity	8,736	—	3,612	—	3,612
Dividends paid ($0.67 per common share)	—	—	—	(157,063)	(157,063)
Net income	—	—	—	138,216	138,216
Balance, June 30, 2021	234,288,809	$2,343	$4,354,643	$(1,655,255)	$2,701,731
Issuance of common stock, net of ATM Program offering costs	3,675,067	37	182,811	—	182,848
Restricted stock activity	12,274	—	3,704	—	3,704
Dividends paid ($0.67 per common share)	—	—	—	(159,603)	(159,603)
Net income	—	—	—	149,059	149,059
Balance, September 30, 2021	237,976,150	$2,380	$4,541,158	$(1,665,799)	$2,877,739

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	$2,074,245
Issuance of common stock, net of ATM Program offering costs	7,971	—	310	—	310
Restricted stock activity	405,093	4	(8,352)	—	(8,348)
Dividends paid ($0.70 per common share)	—	—	—	(150,796)	(150,796)
Net income	—	—	—	96,894	96,894
Balance, March 31, 2020	215,107,229	$2,151	$3,951,341	$(1,941,187)	$2,012,305
ATM Program offering costs	—	—	(83)	—	(83)
Restricted stock activity	12,056	—	4,062	—	4,062
Dividends paid ($0.60 per common share)	2,701,952	27	(27)	(25,869)	(25,869)
Net income	—	—	—	112,350	112,350
Balance, June 30, 2020	217,821,237	$2,178	$3,955,293	$(1,854,706)	$2,102,765
ATM Program offering costs	—	—	(50)	—	(50)
Restricted stock activity	102,441	1	5,646	—	5,647
Dividends paid ($0.60 per common share)	2,773,450	28	(28)	(26,212)	(26,212)
Net income	—	—	—	127,126	127,126
Balance, September 30, 2020	220,697,128	$2,207	$3,960,861	$(1,753,792)	$2,209,276

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Nine months ended September 30,	2021	2020

Operating activities
Net income	$414,459	$336,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,204	181,094
Amortization of debt issuance costs, bond premiums and original issuance discounts	7,409	8,032
(Gains) losses on dispositions	(14,722)	(3)
Deferred income taxes	(2,405)	(84)
Stock-based compensation	13,186	16,652
Straight-line rent adjustments	(2,544)	5,394
Deferred revenue recognized	—	(272,529)
Losses on debt extinguishment	—	18,113
(Increase), decrease
Prepaid expenses and other assets	7,016	1,363
Increase, (decrease)
Accounts payable and accrued expenses	(1,237)	(80)
Accrued interest	9,155	22,470
Accrued salaries and wages	(1,082)	(9,404)
Gaming, property and other taxes	603	(175)
Income taxes	847	26
Other liabilities	(905)	3,292
Net cash provided by operating activities	615,984	310,531
Investing activities
Capital project expenditures	(1,610)	—
Capital maintenance expenditures	(1,655)	(1,629)
Proceeds from sale of property and equipment, net	2,096	15
Proceeds from sale of operations, net of transaction costs	30,807	—
Acquisition of real estate assets	(487,475)	—
Net cash used in investing activities	(457,837)	(1,614)
Financing activities
Dividends paid	(468,162)	(202,877)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(9,837)	(15,291)
Proceeds from issuance of common stock, net	253,076	177
Proceeds from issuance of long-term debt	—	2,064,742
Repayments of long-term debt	(101)	(2,060,850)
Premium and related costs paid on retirement of certain senior unsecured notes	—	(15,747)
Net cash used in financing activities	(225,024)	(229,846)
Net (decrease) increase in cash and cash equivalents, including cash classified within assets held for sale	(66,877)	79,071
Less net change in cash classified within assets held for sale	(3,650)	—
Net (decrease) increase in cash and cash equivalents	(63,227)	79,071
Cash and cash equivalents at beginning of period	486,451	26,823
Cash and cash equivalents at end of period	$423,224	$105,894

See accompanying notes to the condensed consolidated financial statements and Note 16 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.              Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn"). On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville until the July 1, 2021 sale of the operations to Penn (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS, which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS segment (the "TRS Segment"). In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to Penn and is leasing the real estate to Penn pursuant to a standalone lease. See Note 6 for additional discussion.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2021, GLPI’s portfolio consisted of interests in 50 gaming and related facilities, including the TRS Properties, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and the real property associated with property operated by Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois.  These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 25.3 million square feet. As of September 30, 2021, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits to be applied against future rent obligations that were fully utilized in 2020. This asset has been placed in our TRS Segment. See Note 17 for the anticipated sale of the building and sale-lease back of the land for this asset.

Morgantown Lease

On October 1, 2020, the Company and Penn closed on their previously announced transaction whereby GLPI acquired the land under Penn's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by Penn in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of Penn for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant (the "Morgantown Lease").

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new master lease (the "Bally's Master Lease") which has an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

Perryville Lease

On July 1, 2021, the Company completed its previously announced transaction whereby Penn purchased the operations of Hollywood Casino Perryville and the real estate assets of the facility are being leased to Penn under a triple net lease for an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year. The lease has an initial term of 20 years, with no purchase option, followed by three 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Perryville Lease").

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

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, gains and losses from dispositions were previously classified within General and administrative expenses and are now presented separately on the Condensed Consolidated Statements of Income.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2020 financial information has been derived from the Company’s audited consolidated financial statements.

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

4.              Real Estate Investments

Real estate investments, net, represents investments in 48 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Land and improvements	$3,134,326	$2,667,616
Building and improvements	6,262,060	6,030,482
Total real estate investments	9,396,386	8,698,098
Less accumulated depreciation	(1,598,652)	(1,410,940)
Real estate investments, net	$7,797,734	$7,287,158

The increase in real estate investments is due to the acquisition of Dover Downs and Tropicana Evansville in the previously announced transaction with Bally's as well as the reclassification of the land associated with Tropicana Las Vegas from its own line item on the Condensed Consolidated Balance Sheet as the Company has entered into an agreement to sell the building and lease the land back to Bally's. This deal is expected to close in less than one year. The building has been reclassified to assets held for sale. See Note 6 and 17 for further details on these transactions.

5.              Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following and primarily represents the assets utilized at the TRS Properties.

	September 30, 2021	December 31, 2020
	(in thousands)
Land and improvements	$7,320	$30,540
Building and improvements	86,110	117,333
Furniture, fixtures, and equipment	28,832	28,767
Construction in progress	2,083	474
Total property and equipment	124,345	177,114
Less accumulated depreciation	(84,260)	(96,496)
Property and equipment, net	$40,085	$80,618

The decrease in land and improvements and building and improvements as well as accumulated depreciation at September 30, 2021 from year end is a result of the sale of the operations of Hollywood Casino Perryville as discussed in Note 6.

6. Assets Held for Sale

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million. The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent on the retained real estate will be approximately $21.4 million and the Casino Queen Master Lease will have an initial term of 15 years with four 5-year renewal options exercisable by the tenant. Additionally, the Company will complete the current land side development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close before the end of the year.

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million, which closed on July 1,

2021. The Company is leasing the real estate of the Perryville facility to Penn pursuant to a lease providing for initial annual rent on the retained real estate of $7.77 million, subject to escalation provisions. The Company recorded a gain of $15.6 million (after tax gain of $11.3 million) in connection with the sale during the three month period ended September 30, 2021.

On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in early 2022. At September 30, 2021, the Company classified the building value of Tropicana Las Vegas in Assets held for sale and the land value in Real estate investments, net on the Condensed Consolidated Balance Sheet since the transaction is expected to close within 12 months of the most recent balance sheet date. At December 31, 2020, the Company classified the real property associated with Tropicana Las Vegas as a separate caption on the Condensed Consolidated Balance Sheet.

The Company has classified the building value of Tropicana Las Vegas and the operating assets of Hollywood Casino Baton Rouge as Assets held for sale since we expect these transactions to close within 12 months and classified the respective liabilities relating to the above asset sales within Other liabilities on the Condensed Consolidated Balance Sheet which is comprised of the following (in thousands).

Assets
Property and equipment, used in operations, net	$4,501
Real estate of Tropicana Las Vegas, net	77,728
Right-of-use assets and land rights, net	28
Cash and cash equivalents	18,481
Prepaid expenses	802
Goodwill	16,067
Other assets	511
Total	$118,118

Liabilities
Accounts payable	4
Accrued expenses	1,561
Accrued salaries and wages	1,716
Gaming, property and other taxes	876
Lease liabilities	28
Other liabilities	320
Total which is classified in Other Liabilities	$4,505

The assets held for sale reside in the Company's TRS Segment. See Note 15 for the pre-tax income of this segment for the three and nine month periods ended September 30, 2021 and 2020, respectively.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2021	December 31, 2020
Right-of use assets - operating leases (1)	$185,410	$151,339
Land rights, net	675,128	617,858
Right-of-use assets and land rights, net	$860,538	$769,197

(1) The increase in right-of use assets - operating leases relates to a ground lease acquired in connection with the Tropicana Evansville transaction which closed on June 3, 2021. In addition, there is $28 thousand and $0.3 million of operating lease right-of-use assets included in assets held for sale at September 30, 2021 and December 31, 2020, respectively.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Land rights	$734,192	$667,751
Less accumulated amortization	(59,064)	(49,893)
Land rights, net	$675,128	$617,858

The increase from December 31, 2020 relates to land rights recorded in connection with the Tropicana Evansville acquisition which closed on June 3, 2021.

As of September 30, 2021, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$3,325
2022	13,298
2023	13,298
2024	13,298
2025	13,298
Thereafter	618,611
Total	$675,128

Lease Liabilities

At September 30, 2021, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021 (remainder of year)	$3,417
2022	13,666
2023	13,664
2024	13,617
2025	13,567
Thereafter	630,492
Total lease payments	$688,423
Less: interest	(501,942)
Present value of lease liabilities (1)	$186,481

(1) In addition, there is $28 thousand of lease liabilities included in other liabilities related to liabilities held for sale.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$3,425	$3,458	$9,581	$10,625
Variable lease cost (1)	2,688	1,651	5,827	2,461
Short-term lease cost	185	203	813	425
Amortization of land right assets	3,322	3,021	9,171	9,061
Total lease cost	$9,620	$8,333	$25,392	$22,572

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

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2021
Weighted average remaining lease term - operating leases	51.78 years
Weighted average discount rate - operating leases	6.56%

In addition, the weighted average remaining lease term and the weighted average discount rate for those operating leases included in assets held for sale and other liabilities is 0.8 years and 5.16%, respectively.

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1) (2)	$405	$436	$1,212	$1,373

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$12	$35,372	$197

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.
(2) In addition, there is $9 thousand and $27 thousand related to assets held for sale and other liabilities for operating cash flows from cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021, respectively.

8.              Long-term Debt

Long-term debt is as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Unsecured $1,175 million revolver	$—	$—
Unsecured term loan A-2	424,019	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	700,000
Finance lease liability	759	860
Total long-term debt	5,799,778	5,799,879
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(37,781)	(45,190)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$5,761,997	$5,754,689

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2021 (in thousands):

Within one year	$140
2-3 years	1,324,321
4-5 years	1,825,317
Over 5 years	2,650,000
Total minimum payments	$5,799,778

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

At September 30, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at September 30, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million available borrowing capacity under the Revolver as of September 30, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At September 30, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At September 30, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

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

At September 30, 2021, the Company had $5,375.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At September 30, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$423,224	$423,224	$486,451	$486,451
Deferred compensation plan assets	32,912	32,912	35,514	35,514
Financial liabilities:
Long-term debt:
Amended Credit Facility	424,019	424,019	424,019	424,019
Senior Notes	5,375,000	5,978,513	5,375,000	6,026,840

(1) In addition, there is $18.5 million at September 30, 2021 and $22.1 million at December 31, 2020 in cash and cash equivalents in assets held for sale.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020.

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

11. Revenue Recognition

As of September 30, 2021, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease and 2 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the Hollywood Casino Perryville real estate assets are leased to Penn pursuant to the Perryville Lease, the land under a Penn development facility is subject to the Morgantown Lease and the Casino Queen real estate assets are leased back to the operator under the Casino Queen Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease and Boyd under the Belterra Park Lease.

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease, Morgantown Lease and Perryville Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease are jointly and severally guaranteed by Caesars and by most of Caesars's subsidiaries that occupy and operate the leased facilities. The obligations under the Bally's Master Lease are guaranteed by Bally's and jointly and severally by Bally's subsidiaries that occupy and operate the facilities covered by the Bally's Master Lease. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease.
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

The Perryville Lease with Penn became effective July 1, 2021 which has initial annual rent of $7.77 million, $5.83 million of which is subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.

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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on Penn's Hollywood Casino Toledo property, as a result of Penn's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan and a percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to Penn's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor was triggered on the Hollywood Casino at Penn National Race Course in connection with Penn opening a facility in York, Pennsylvania which will go into effect at the next reset.

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

The Belterra Park Lease, Morgantown Lease, Perryville Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options. Accordingly, the lease term of these leases is equal to their initial terms.

Details of the Company's rental income for the three and nine months ended September 30, 2021 was as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Building base rent (1)	$187,310	$537,676
Land base rent	51,894	154,710
Percentage rent	37,875	113,486
Total cash rental income	277,079	805,872
Straight-line rent adjustments	888	2,544
Ground rent in revenue	5,264	12,634
Other rental revenue	22	147
Total rental income	$283,253	$821,197

(1) Building base rent is subject to the annual rent escalators described above.
As of September 30, 2021, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2021 (remainder of year)	$267,292	$888	$3,012	$271,192
2022	1,041,709	22,375	12,051	1,076,135
2023	1,016,345	31,035	12,057	1,059,437
2024	984,118	30,072	12,063	1,026,253
2025	985,525	28,900	12,069	1,026,494
Thereafter	13,054,680	217,247	100,259	13,372,186
Total	$17,349,669	$330,517	$151,511	$17,831,697

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. During the three and nine months ended September 30, 2021, the Company had no real estate loans.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	235,267	218,042	233,773	216,140
Assumed conversion of restricted stock awards	164	110	143	56
Assumed conversion of performance-based restricted stock awards	722	695	669	716
Diluted weighted-average common shares outstanding	236,153	218,847	234,585	216,912

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Calculation of basic EPS:
Net income	$149,059	$127,126	$414,459	$336,370
Less: Net income allocated to participating securities	(103)	(152)	(253)	(406)
Net income attributable to common shareholders	$148,956	$126,974	$414,206	$335,964
Weighted-average common shares outstanding	235,267	218,042	233,773	216,140
Basic EPS	$0.63	$0.58	$1.77	$1.55

Calculation of diluted EPS:
Net income	$149,059	$127,126	$414,459	$336,370
Diluted weighted-average common shares outstanding	236,153	218,847	234,585	216,912
Diluted EPS	$0.63	$0.58	$1.77	$1.55

Antidilutive securities excluded from the computation of diluted earnings per share (in shares)	1	7	69	38

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
During the nine months ended September 30, 2021, the Company sold 5.2 million shares of its common stock under the ATM Program which raised net proceeds of $253.0 million. As of September 30, 2021, the Company had $345.5 million remaining for issuance under the ATM Program and had not entered into any forward sale agreements.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2021 and 2020:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876
August 27, 2021	September 10, 2021	Common Stock	$0.67	Third Quarter 2021	September 24, 2021	$159,426

2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071
August 6, 2020	August 17, 2020	Common Stock	$0.60	Third Quarter 2020	September 25, 2020	$130,697

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

In addition, for both the three and nine months ended September 30, 2021 and 2020, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively. Dividends distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643). Dividends distributed to the Company's employees on September 25, 2020 were paid $32 thousand in cash and $217 thousand in stock (5,746 shares at $37.7635).

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

As of September 30, 2021, there was $4.3 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.66 years. For the three and nine months ended September 30, 2021, the Company recognized $1.4 million and $6.0 million of compensation expense associated with these awards, compared to $4.5 million and $8.0 million for the three and nine months ended September 30, 2020, within general and administrative expenses on the condensed consolidated statements of income. The reason for the decline was due to stock compensation acceleration charges associated with our previous chief financial officer.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2021:

Number of Award Shares
Outstanding at December 31, 2020	252,560
Granted	236,569
Released	(223,322)
Canceled	(849)
Outstanding at September 30, 2021	264,958

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of September 30, 2021, there was $13.7 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.87 years.  For the three and nine months ended September 30, 2021, the Company recognized $2.4 million and $7.2 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.9 million and $8.7 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2021:

Number of Performance-Based Award Shares
Outstanding at December 31, 2020	1,193,994
Granted	478,000
Released	(366,888)
Canceled	—
Outstanding at September 30, 2021	1,305,106

15.       Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a wholly-owned subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Segment consists of Hollywood Casino Perryville (until July 1, 2021 and subsequent to this date includes rental income from the Perryville Lease) and Hollywood Casino Baton Rouge, as well as the real estate of Tropicana Las Vegas. As discussed in Note 6, the Company anticipates completing transactions in the near future related to its TRS Segment. Once completed, the Company will only have one reportable segment.

The following tables present certain information with respect to the Company’s segments.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	GLP Capital (1)	TRS Segment	Total	GLP Capital (1)	TRS Segment	Total
Total revenues	$281,251	$17,461	$298,712	$273,129	$34,425	$307,554
Income from operations	201,721	23,378	225,099	192,369	8,332	200,701
Interest expense	65,972	4,460	70,432	65,720	4,459	70,179
Income before income taxes	135,755	18,918	154,673	125,892	3,873	129,765
Income tax expense	204	5,410	5,614	206	2,433	2,639
Net income	135,551	13,508	149,059	125,686	1,440	127,126
Depreciation	59,311	871	60,182	55,595	2,485	58,080
Capital project expenditures	—	490	490	—	—	—
Capital maintenance expenditures	—	303	303	11	477	488

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	GLP Capital (1)	TRS Segment	Total	GLP Capital (1)	TRS Segment	Total
Total revenues	$819,195	$98,821	$918,016	$781,841	$71,163	$853,004
Income from operations	589,837	47,487	637,324	557,751	10,016	567,767
Interest expense	197,880	13,378	211,258	200,137	11,520	211,657
Income before income taxes	392,140	34,110	426,250	339,990	(1,502)	338,488
Income tax expense	700	11,091	11,791	515	1,603	2,118
Net income	391,440	23,019	414,459	339,475	(3,105)	336,370
Depreciation	173,423	3,610	177,033	165,420	6,613	172,033
Capital project expenditures	—	1,610	1,610	—	—	—
Capital maintenance expenditures	65	1,590	1,655	155	1,474	1,629

Balance sheet at September 30, 2021
Total assets	$8,867,397	$417,376	$9,284,773

Balance sheet at December 31, 2020
Total assets	$8,590,190	$444,178	$9,034,368

 (1)              Interest expense is net of intercompany interest eliminations of $4.5 million and $13.4 million for the three and nine months ended
September 30, 2021, respectively, compared to $4.5 million and $11.5 million for the corresponding periods in the prior year.

16.       Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for income taxes, net of refunds received (1)	$6,440	$1,945	$13,004	$1,054
Cash paid for interest	$57,095	$43,647	194,618	182,257

(1) Cash paid for income taxes, net of refunds received increased for the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year, primarily due to the gain on the sale of the operations of Hollywood Casino Perryville, improved performance at the TRS Segment due to strong results in the current periods as well as the impact of temporary closures related to COVID-19 in the prior year.

Noncash Investing and Financing Activities

The Company did not engage in any noncash investing or noncash financing activities during the nine months ended September 30, 2021 other than a $38.6 million reclassification of Property and equipment, used in operations, net, to Real estate investments, net that occurred on July 1, 2021 for the real estate of Hollywood Casino Perryville that is now being leased to Penn.

On April 16, 2020, the Company acquired from Penn the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million. Additionally, in the nine months ended September 30, 2020, the Company acquired the real property of Belterra Park in satisfaction of the real estate loan of $57.7 million held on the property, subject to the Belterra Park Lease and acquired the real property of Lumière Place in satisfaction of the $246.0 million loan subject to the
Lumière Place Lease. Additionally, see Note 13 for a description of the stock dividends that were distributed during 2020. The Company did not engage in any other noncash investing or any noncash financing activities during the nine months ended September 30, 2020.

17. Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

As previously discussed in Note 1, on June 3, 2021, the Company completed its previously announced transaction with Bally's in which the real estate assets of Tropicana Evansville and Dover Downs Hotel & Casino were acquired. The final purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Real estate investments, net	$421,009
Right-of-use assets and land rights, net	$101,813
Lease liabilities	$(35,372)
Total purchase price	$487,450

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

Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for its proposed acquisition of Gamesys Group plc ("Gamesys"). The $500 million commitment provides Bally’s alternative financing which, in GLPI’s sole discretion, may be funded in the form of equity, additional prepaid sale-leaseback transactions or secured loans. However, on July 26, 2021, Bally's announced that as a result of better than expected operating performance at its land-based retail casinos and interactive businesses, it does not plan to draw on this commitment to fund the Gamesys acquisition.

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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2021, GLPI's portfolio consisted of interests in 50 gaming and related facilities, including the TRS Segment, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation ("Bally's) and the real property associated with the Casino Queen Holding Company Inc. ("Casino Queen") in East St. Louis, Illinois. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 25.3 million square feet. As of September 30, 2021, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in Consumer Price Index ("CPI").

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

Hollywood Casino Baton Rouge

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The Company will retain ownership of all real estate assets at Hollywood Casino Baton Rouge and will simultaneously enter into a triple net master lease with Casino Queen, which will include the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility. The initial annual cash rent will be approximately $21.4 million and the lease will have an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, upon the closing of the transaction, which is anticipated to occur by year-end, subject to regulatory approvals and customary closing conditions, GLPI will forgive the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which has been previously written off in return for a one-time cash payment of $4 million.

Hollywood Casino Perryville

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to Penn on a triple net basis for an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year (the "Perryville Lease"). A pre-tax gain of $15.6 million ($11.3 million after tax) was recorded during the three month period ended September 30, 2021 in connection with the sale of the operating assets to Penn.
As of September 30, 2021, the majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd, Caesars and Bally's. Additionally, we have rental revenue from the Casino Queen property which is leased back to a third-party operator on a triple-net basis pursuant to the Casino Queen Lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Recent Developments and Business Outlook
COVID-19

The spread of the novel coronavirus (COVID-19) and the recent developments surrounding the global pandemic had material negative impacts on the global and United States economies that resulted in an unprecedented drop in economic activity in 2020. In mid-March 2020, many businesses in the United States were forced to close by state governments in an effort to limit the spread of COVID-19, which resulted in record unemployment claims. As the U.S. economy began to reopen in the second quarter of 2020, the unemployment rate, which was approximately 3.5% at the beginning of 2020, declined from its April 2020 peak of 14.7% and steadily improved to approximately 4.8% as of September 2021. Additional impacts and recent developments include:

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

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak. Our property in Baton Rouge reopened on May 18, 2020 and our property in Perryville, Maryland reopened on June 19, 2020 with enhanced safety protocols and capacity restrictions. Both properties have performed well as results for 2021 have exceeded comparable 2019 levels (prior to the COVID-19 outbreak). Current year results have benefited from pent up demand, reduced competition from non-gaming leisure related activities and federal stimulus. On July 1, 2021, the Company completed its sale of the operations of Hollywood Casino Perryville, located in Perryville, Maryland, to Penn for $31.1 million. The Company is leasing the real estate of the Perryville facility to Penn pursuant to the Perryville Lease.

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

•On April 13, 2021, the Company announced that it entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and Rock Island, IL which Bally's recently acquired in June 2021. Total consideration for the acquisition is $150 million. The parties expect to add the properties to the Bally's Master Lease, for incremental rent of $12.0 million. Normalized rent coverage on the assets is expected to be 2.25x in the first calendar year post-acquisition. The acquisitions of the real estate assets of Bally’s properties in Rock Island and Black Hawk are expected to close in early 2022.

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

•Both GLPI and Bally’s have committed to a structure in which GLPI has the potential to acquire additional assets in sale-leaseback transactions to the extent Bally’s elects to utilize GLPI’s capital as a funding source for their proposed acquisition of Gamesys Group plc ("Gamesys"). The $500 million commitment provides Bally’s an alternative financing commitment that in GLPI’s sole discretion, may be funded in the form of equity, additional prepaid sale-leaseback transactions or secured loans. However, on July 26, 2021, Bally's announced that as a result of better than expected operating performance at its land-based retail casinos and interactive businesses, it does not plan to draw on the previously disclosed commitment to fund the Gamesys acquisition.

Segment Information

Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Segment consists of our operations at Hollywood Casino Perryville (until July 1, 2021 and subsequent to this date includes rental income from the Perryville Lease) and Hollywood Casino Baton Rouge, as well as the real estate of Tropicana Las Vegas we acquired in 2020. See Note 6 for a discussion of the plans related to the sale of the operations of Hollywood Casino Baton Rouge and the anticipated lease of the real estate of Tropicana Las Vegas.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $298.7 million and $225.1 million, respectively, for the three months ended September 30, 2021, compared to $307.6 million and $200.7 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $918.0 million and $637.3 million, respectively, for the nine months ended September 30, 2021, compared to $853.0 million and $567.8, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, were as follows:

•Total income from real estate was $283.3 million and $821.2 million for the three and nine months ended September 30, 2021, and $273.1 million and $781.8 million for the three and nine months ended September 30, 2020, respectively. Total income from real estate increased by $10.1 million and $39.4 million for the three and nine months ended September 30, 2021, as compared to the corresponding period in the prior year. Results for the three months ended September 30, 2021 benefited from the additions of the Bally's Master Lease, the Perryville Lease, and the Morgantown Lease which in the aggregate increased cash rental income by $12.7 million. The Company also recognized higher rent of $2.1 million on the Casino Queen Lease due to the negative impact from COVID-19 closures in the prior year that resulted in rent deferrals in the second quarter of 2020 that were subsequently collected in the fourth quarter of 2020. Additionally, in accordance with the rent deferral agreement that was signed in 2020 with Casino Queen, $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. Approximately $0.9 million of this amount was collected in the three months ended September 30, 2021 and GLPI anticipates the remaining amount will be collected at the closing of the HCBR transaction. Finally, the three month period ended September 30, 2021 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 which increased building base rents by $1.5 million during the period. Partially offsetting these increases were lower straight line rent adjustments of $4.0 million, lower percentage rent from the Penn Master Lease and the Meadows Lease of $2.2 million. Additionally, we had lower cash rental income of $0.7 million for the three months ended September 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020. Results for the nine months ended September 30, 2021 benefited from the additions of the Bally's Master Lease, the Perryville Lease, and the Morgantown Lease which in the aggregate increased cash rental income by $17.3 million. The Company also recognized higher percentage rent of $12.6 million on the Penn Master Lease due to the impact of the COVID-19 closures in 2020 and higher rent of $3.3 million on the Casino Queen Lease due to the reasons mentioned above. The Company also had favorable straight line rent adjustments of $7.9 million. Finally, the nine month period ended September 30, 2021 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 which increased income from real estate by $2.5 million during the period. Partially offsetting these favorable variances were lower percentage rents of $3.7 million from the 2020 resets on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Meadows Lease. Additionally, we had lower cash rental income of $2.0 million for the nine months ended September 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020.
•Gaming, food, beverage and other revenue decreased by $19.0 million and increased by $25.7 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. The decline for the three months ended September 30, 2021 was primarily due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021. The increase for the nine-months ended September 30, 2021 was due to the impact of COVID-19 on the prior year which, as previously discussed, closed both of these properties in mid-March 2020. Both properties reopened to strong results since recommencing operations.

•Total operating expenses decreased by $33.2 million and $4.5 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. The decrease in operating expenses for the three and nine months ended September 30, 2021 was primarily driven by the sale of the operations of Hollywood Casino Perryville on July 1, 2021 which resulted in a pre-tax gain of $15.6 million, partially offset by TRS Properties being closed in mid-March 2020 from COVID-19, which resulted in lower expenses in our TRS Segment of $32.0 million and $9.8 million for the three and nine months ended September 30, 2021. Additionally, the Company's REIT segment had higher depreciation expense of $3.7 million and $8.1 million for the three and nine months ended September 30, 2021 due to its recent acquisitions. Additionally, the Company had higher land rights and ground lease expense of $1.3 million and $2.4 million for the three and nine months ended September 30, 2021 due primarily from the impact of COVID-19 closures in 2020. Finally, the Company incurred lower general and administrative expenses in its REIT segment for the three and nine months ended September 30, 2021 of $7.1 million and $6.0 million, respectively, due to severance and stock acceleration charges of $6.8 million for the departure of our former chief financial officer in the third quarter of 2020. The Company has recorded higher bonus accruals in the current year as a result of improved financial performance relative to the prior year which has been mainly offset by lower legal costs in the current year.

•Other expenses decreased by $0.5 million and $18.2 million for the three and nine months ended September 30, 2021, due to debt extinguishment charges of $0.8 million and $18.1 million incurred in the three month and nine months ended September 30, 2020, respectively. See Note 8 for further details.

•Income tax expense increased by $3.0 million and $9.7 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year due to the gain on the sale of the operations of Hollywood Casino Perryville, improved performance at the TRS Segment due to strong results in the current periods as well as the impact of temporary closures related to COVID-19 in the prior year.

•Net income increased by $21.9 million and $78.1 million for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2021.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•As discussed previously, the impact of the COVID-19 outbreak resulted in the nationwide closures of all casino operations throughout the United States in mid-March 2020 that extended in many jurisdictions where our properties were located through the summer of 2020. The Company has significant leases that have components of rent based on a percentage of the net revenues generated by the properties in the applicable leases as well as escalation clauses based on the applicable leases' adjusted revenues to rent ratios exceeding certain levels. Our tenants have reopened their facilities and generated strong operating performance. On May 1, 2021, full escalators were achieved on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease that increased annualized rent by $6.1 million. We anticipate that the Penn Master Lease adjusted revenue to rent ratio at November 1, 2021 will result in a full escalation resulting in a $5.6 million increase to annualized rent. We believe results at our tenants' operations since they have reopened are benefiting from significant levels of pent up demand, implementation of cost savings initiatives, federal stimulus and reduced competitive entertainment offerings.

•We have announced or closed numerous transactions in the past two years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties, pursuant to two master leases and three single property leases and account for a significant portion of our revenue.

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

The consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues	$298,712	$307,554	$918,016	$853,004
Total operating expenses	73,613	106,853	280,692	285,237
Income from operations	225,099	200,701	637,324	567,767
Total other expenses	(70,426)	(70,936)	(211,074)	(229,279)
Income before income taxes	154,673	129,765	426,250	338,488
Income tax expense (benefit)	5,614	2,639	11,791	2,118
Net income	$149,059	$127,126	$414,459	$336,370

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2021 and 2020 is summarized below:

	Three Months Ended September 30,
	2021	2020	2021	2020
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$281,251	$273,129	$201,721	$192,369
TRS Segment	17,461	34,425	23,378	8,332
Total	$298,712	$307,554	$225,099	$200,701

	Nine Months Ended September 30, 2021
	2021	2020	2021	2020
	Total Revenues		Income from Operations
	(in thousands)
GLP Capital	$819,195	$781,841	$589,837	$557,751
TRS Segment	98,821	71,163	47,487	10,016
Total	$918,016	$853,004	$637,324	$567,767

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding gains or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, the amortization of land rights, straight-line rent adjustments, gains on sale of operations, net of tax, and losses on debt extinguishment, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, taxes on income, depreciation, gains or losses from sales of property and operations, net of tax, stock based compensation expense, straight-line rent adjustments, the amortization of land rights, and losses on debt extinguishment.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$149,059	$127,126	$414,459	$336,370
Losses (gains) from dispositions	824	4	917	(3)
Real estate depreciation	59,205	55,098	172,377	163,928
Funds from operations	$209,088	$182,228	$587,753	$500,295
Straight-line rent adjustments	(888)	(4,928)	(2,544)	5,394
Other depreciation	977	2,982	4,656	8,105
Amortization of land rights	3,322	3,021	9,171	9,061
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,669	7,410	8,032
Stock based compensation	3,786	8,353	13,186	16,652
Gain on sale of operations, net of tax of $4.3 million	(11,290)	—	(11,290)	—
Losses on debt extinguishment	—	779	—	18,113
Capital maintenance expenditures	(303)	(488)	(1,655)	(1,629)
Adjusted funds from operations	$207,162	$194,616	$606,687	$564,023
Interest, net	70,426	70,157	211,074	211,166
Income tax expense	1,265	2,639	7,442	2,118
Capital maintenance expenditures	303	488	1,655	1,629
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,669)	(7,410)	(8,032)
Adjusted EBITDA	$276,686	$265,231	$819,448	$770,904

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 is as follows:

	GLP Capital		TRS Segment
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$135,551	$125,686	$13,508	$1,440
Losses (gains) from dispositions	829	—	(5)	4
Real estate depreciation	58,840	55,098	365	—
Funds from operations	$195,220	$180,784	$13,868	$1,444
Straight-line rent adjustments	(828)	(4,928)	(60)	—
Other depreciation	471	497	506	2,485
Amortization of land rights	3,322	3,021	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,470	2,669	—	—
Stock based compensation	3,786	8,353	—	—
Gain on sale of operations, net of tax of $4.3 million	—	—	(11,290)	—
Losses on debt extinguishment	—	779	—	—
Capital maintenance expenditures	—	(11)	(303)	(477)
Adjusted funds from operations	$204,441	$191,164	$2,721	$3,452
Interest, net (1)	65,966	65,698	4,460	4,459
Income tax expense	204	206	1,061	2,433
Capital maintenance expenditures	—	11	303	477
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,470)	(2,669)	—	—
Adjusted EBITDA	$268,141	$254,410	$8,545	$10,821

	GLP Capital		TRS Segment
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$391,440	$339,475	$23,019	$(3,105)
Losses (gains) from dispositions	829	—	88	(3)
Real estate depreciation	172,012	163,928	365	—
Funds from operations	$564,281	$503,403	$23,472	$(3,108)
Straight-line rent adjustments	(2,484)	5,394	(60)	—
Other depreciation	1,411	1,492	3,245	6,613
Amortization of land rights	9,171	9,061	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	7,410	8,032	—	—
Stock based compensation	13,186	16,652	—	—
Gain on sale of operations, net of tax of $4.3 million	—	—	(11,290)	—
Losses on debt extinguishment	—	18,113	—	—
Capital maintenance expenditures	(65)	(155)	(1,590)	(1,474)
Adjusted funds from operations	$592,910	$561,992	13,777	2,031
Interest, net (1)	197,697	199,648	13,377	11,518
Income tax expense	700	515	6,742	1,603
Capital maintenance expenditures	65	155	1,590	1,474
Amortization of debt issuance costs, bond premiums and original issuance discounts	(7,410)	(8,032)	—	—
Adjusted EBITDA	$783,962	$754,278	$35,486	$16,626

(1)Interest expense, net for the GLP Capital segment is net of intercompany interest eliminations of $4.5 million and $13.4 million for the three and nine months ended September 30, 2021 compared to $4.5 million and $11.5 million for the corresponding periods in the prior year.

Net income for our GLP Capital segment was $135.6 million for the three months ended September 30, 2021 and $125.7 million for the three months ended September 30, 2020. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $195.2 million, $204.4 million and $268.1 million for the three months ended September 30, 2021, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $180.8 million, $191.2 million and $254.4 million for the three months ended September 30, 2020, respectively. The increase in net income for our GLP Capital segment for the three months ended September 30, 2021 of $9.9 million, was primarily driven by higher income from real estate of $8.1 million and lower general and administrative expenses of $7.1 million due to charges associated with departure of the Company's previous chief financial officer partially offset by higher land rights and ground lease expense of $1.3 million, higher depreciation expense of $3.7 million associated with our recent acquisitions and higher net interest expense of $0.3 million.

Net income for our GLP Capital segment was $391.4 million for the nine months ended September 30, 2021 and $339.5 million for the nine months ended September 30, 2020. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $564.3 million, $592.9 million and $784.0 million for the nine months ended September 30, 2021, respectively. FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $503.4 million, $562.0 million and $754.3 million for the nine months ended September 30, 2020, respectively. The increase in net income for our GLP Capital segment for the nine months ended September 30, 2021 of $52.0 million, was primarily driven by higher income from real estate of $37.4 million, the lack of debt extinguishment charges in 2021 as the nine months ended September 30, 2020 included charges of $18.1 million primarily related to the redemption of certain senior unsecured notes ("Senior Notes") in the first quarter of 2020, lower general and administrative expenses of $6.0 million primarily related to the aforementioned charges associated with the Company's previous chief financial officer as well as lower net interest expense of $2.0 million. These benefits were partially offset by higher depreciation expense of $8.0 million due to our recent acquisitions, increased land rights and ground lease expense of $2.4 million, and a loss on the disposition of assets of $0.8 million.

The increase in FFO in our GLP Capital segment for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year, was driven by the explanations above, including an add-back for real estate depreciation expense. The increase in AFFO for our GLP Capital segment for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year was primarily driven by the changes described above, less the adjustments mentioned in the table above, primarily amortization expenses, stock based compensation costs and losses on debt extinguishment. Adjusted EBITDA for our GLP Capital segment for the three and nine months ended September 30, 2021, as compared to the corresponding period in the prior year, also increased, driven by the explanations above, as well as adjustments mentioned in the table above, primarily related to interest expense.

Net income, FFO, AFFO and Adjusted EBITDA for our TRS Segment were impacted by the sale of the operations of Hollywood Casino Perryville on July 1, 2021 to Penn. The Company is now leasing the real estate to Penn subject to the Perryville Lease. Additionally, in 2020 both properties were forced to close in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. The performance of our TRS Properties has exceeded the corresponding periods in the prior years as spend per visit has increased coupled with reductions in marketing and payroll costs on various amenities that have been curtailed in light of the capacity restrictions. We also believe results have benefited since being reopened from pent up demand, federal stimulus efforts and reduced competition from other entertainment offerings.

Revenues

Revenues for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2021	2020	Variance	Variance
Rental income	$283,253	$267,555	$15,698	5.9%
Interest income from real estate	—	5,574	(5,574)	N/A
Total income from real estate	283,253	273,129	10,124	3.7%
Gaming, food, beverage and other	15,459	34,425	(18,966)	(55.1)%
Total revenues	$298,712	$307,554	$(8,842)	(2.9)%

	Nine Months Ended September 30,			Percentage
	2021	2020	Variance	Variance
Rental income	$821,197	$762,711	$58,486	7.7%
Interest income from real estate	—	19,130	(19,130)	N/A
Total income from real estate	821,197	781,841	39,356	5.0%
Gaming, food, beverage and other	96,819	71,163	25,656	36.1%
Total revenues	918,016	853,004	65,012	7.6%

Total income from real estate

For the three months and nine months ended September 30, 2021 and 2020, total income from real estate was $283.3 million and $821.2 million compared to $273.1 million and $781.8 million for the corresponding periods in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. These amounts increased by $0.8 million and $1.4 million for the three months and nine months ended September 30, 2021 compared to the corresponding periods in the prior year due to COVID-19 closures in 2020.

Total income from real estate increased $10.1 million, or 3.7%, for the three months ended September 30, 2021 and $39.4 million or 5.0%, for the nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. Results for the three months ended September 30, 2021 benefited from the additions of the Bally's Master Lease, the Perryville Lease, and the Morgantown Lease which in the aggregate increased cash rental income by $12.7 million. The Company also recognized higher rent of $2.1 million on the Casino Queen Lease due to the negative impact from COVID-19 closures in the prior year that resulted in rent deferrals in the second quarter of 2020 that were subsequently collected in the fourth quarter of 2020. Additionally, in accordance with the rent deferral agreement that was signed in 2020 with Casino Queen, $2.1 million of rent was deferred due to the property's temporary closure in the first quarter of 2021. Approximately $0.9 million of this amount was collected in the three months ended September 30, 2021 and GLPI anticipates the remaining amount will be collected at the closing of the HCBR transaction. Finally, the three month period ended September 30, 2021 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 which increased building base rents by $1.5 million during the period. Partially offsetting these increases were lower straight line rent adjustments of $4.0 million, lower percentage rent from the Penn Master Lease and the Meadows Lease of $2.2 million. Additionally, we had lower cash rental income of $0.7 million for the three months ended September 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020. Results for the nine months September 30, 2021 benefited from the additions of the Bally's Master Lease, the Perryville Lease, and the Morgantown Lease which in the aggregate increased cash rental income by $17.3 million. The Company also recognized higher percentage rent of $12.6 million on the Penn Master Lease due to the impact of the COVID-19 closures in 2020 and higher rent of $3.3 million on the Casino Queen Lease due to the reasons mentioned above. The Company also had favorable straight line rent adjustments of $7.9 million. Finally, the nine month period ended September 30, 2021 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 which increased income from real estate by $2.5 million during the period. Partially offsetting these favorable variances were lower percentage rents of $3.7 million from the 2020 resets on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Meadows Lease. Additionally, we had lower cash rental income of $2.0 million for the nine months ended September 30, 2021 from the Amended and Restated Caesars Master Lease that became effective in July 2020 which lowered rent initially but removed variable rents going forward and provided for fixed escalation increases as previously described.

Details of the Company's income from real estate for the three and nine months ended September 30, 2021 was as follows (in thousands):

Three Months Ended September 30, 2021	Building base rent	Land base rent	Percentage rent	Total cash rental income	Straight-line rent adjustments	Ground rent in revenue	Other rental revenue	Total rental income
Penn Master Lease	$69,852	$23,493	$24,328	$117,673	$2,232	$736	$—	$120,641
Amended Pinnacle Master Lease	57,936	17,814	6,695	82,445	(4,837)	1,916	—	79,524
Penn - Meadows Lease	3,953	—	2,261	6,214	573	—	22	6,809
Penn Morgantown Lease	—	750	—	750	—	—	—	750
Penn Perryville Lease	1,457	486	—	1,943	60	—	—	2,003
Caesars Master Lease	15,629	5,932	—	21,561	2,589	403	—	24,553
Lumiere Place Lease	5,701	—	—	5,701	—	—	—	5,701
BYD Master Lease	19,289	2,946	2,461	24,696	574	400	—	25,670
BYD Belterra Lease	682	473	454	1,609	(303)	—	—	1,306
Bally's Master Lease	10,000	—	—	10,000	—	1,809	—	11,809
Casino Queen Lease	2,811	—	1,676	4,487	$—	—	—	4,487
Total	$187,310	$51,894	$37,875	$277,079	$888	$5,264	$22	$283,253

Nine Months Ended September 30, 2021	Building base rent	Land base rent	Percentage rent	Total cash rental income	Straight-line rent adjustments	Ground rent in revenue	Other rental revenue	Total rental income
Penn Master Lease	$209,555	$70,477	$74,282	$354,314	$6,695	$2,329	$12	$363,350
Amended Pinnacle Master Lease	172,294	53,442	20,084	245,820	(14,510)	5,353	—	236,663
Penn - Meadows Lease	11,858	—	6,784	18,642	1,717	—	135	20,494
Penn Morgantown Lease	—	2,250	$—	2,250	—	—	—	2,250
Penn Perryville Lease	1,457	486	—	1,943	60	—	—	2,003
Caesars Master Lease	46,886	17,796	—	64,682	7,768	1,208	—	73,658
Lumiere Place Lease	17,103	—	$—	17,103	—	—	—	17,103
BYD Master Lease	57,362	8,839	7,384	73,585	1,722	1,175	—	76,482
BYD Belterra Lease	2,028	1,420	1,363	4,811	(908)	—	—	3,903
Bally's Master Lease	13,111	—	$—	13,111	—	2,569	—	15,680
Casino Queen Lease	6,022	—	3,589	9,611	$—	—	—	9,611
Total	$537,676	$154,710	$113,486	$805,872	$2,544	$12,634	$147	$821,197

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue decreased by $19.0 million and increased by $25.7 million, for the three months and nine months ended September 30, 2021, as compared to the corresponding periods in the prior years. The reason for the decline for the three months ended September 30, 2021 was due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021. The reason for the increase for the nine-month period ended September 30, 2021 was due to the properties being closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding periods in the prior years as spend per visit has increased due to various factors such as pent up demand, government stimulus efforts and reduced consumer discretionary entertainment options due to COVID-19.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	5,766	18,175	$(12,409)	(68.3)%
Land rights and ground lease expense	9,414	8,084	1,330	16.5%
General and administrative	13,066	22,510	(9,444)	(42.0)%
(Gains) losses from dispositions	(14,815)	4	(14,819)	(370,475.0)%
Depreciation	60,182	58,080	2,102	3.6%
Total operating expenses	$73,613	$106,853	$(33,240)	(31.1)%

	Nine Months Ended September 30,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	$48,074	$39,536	$8,538	21.6%
Land rights and ground lease expense	24,338	21,943	2,395	10.9%
General and administrative	45,969	51,728	(5,759)	(11.1)%
(Gains) losses from dispositions	(14,722)	(3)	(14,719)	490,633.3%
Depreciation	177,033	172,033	5,000	2.9%
Total operating expenses	$280,692	285,237	$(4,545)	(1.6)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $12.4 million for the three months ended September 30, 2021 and increased $8.5 million, for the nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. As previously discussed, the Company sold the operations of Hollywood Casino Perryville on July 1, 2021 to Penn which led to the decline for the three months ended September 30, 2021. The increase for the nine month period ended September 30, 2021 was due primarily from the properties temporarily closing in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $1.3 million and $2.4 million for the three months and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. The increase is the result of property performance which drives ground rent partially offset by Evansville exchange transaction.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $9.4 million and $5.8 million, for the three months and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. The reason for the decline for the three months ended September 30, 2021 was primarily due to expenses of $6.8 million associated with severance and stock compensation acceleration charges associated with our previous chief financial officer as well as lower costs of $2.2 million due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021. The decline for the nine months ended September 30, 2021 was due to the charges incurred for our former chief financial officer described above and lower legal costs of $2.0 million, partially offset by higher bonus accruals at the GLP Capital segment of $2.5 million due to improved performance in the current year and higher costs at our TRS segment of $0.3 million as both properties were closed temporarily during 2020 due to COVID-19 as previously discussed.

Depreciation

Depreciation expense increased by $2.1 million and $5.0 million for the three months and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year, primarily due to the Company's acquisitions over the past year.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2021	2020	Variance	Variance
Interest expense	$(70,432)	$(70,179)	$(253)	0.4%
Interest income	6	22	(16)	(72.7)%
Losses on debt extinguishment	—	(779)	779	N/A
Total other expenses	$(70,426)	$(70,936)	$510	(0.7)%

	Nine Months Ended September 30,				Percentage
	2021	2020	Variance		Variance
Interest expense	$(211,258)	$(211,657)	$399		(0.2)%
Interest income	184	491	(307)		(62.5)%
Losses on debt extinguishment	—	(18,113)	18,113		N/A
Total other expenses	$(211,074)	$(229,279)	$18,205	$158,343	(7.9)%

Interest expense

Interest expense increased by $0.3 million and decreased by $0.4 million, for the three months and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year. Results for the three months and nine months ended September 30, 2021 benefited from reductions in outstanding obligations under our Amended Credit Facility (as defined below). Both periods were impacted by the timing of our Senior Note issuances in the prior year and revolver drawdown in the first quarter of 2020 related to COVID-19. See Note 8 for further details.

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

Taxes

During the three months and nine months ended September 30, 2021, income tax expense was approximately $5.6 million and $11.8 million compared with and income tax expense of $2.6 million and $2.1 million, for the three months and nine months ended September 30, 2020, respectively. The reason for the increase was due to the sale of the operations of Hollywood Casino Perryville, as well as improved performance at our TRS Segment.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $616.0 million and $310.5 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash provided by operating activities of $305.5 million for the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $327.9 million, and a decrease in cash paid to employees of $9.3 million partially offset by an increase in cash paid for taxes of $12.0 million, an increase in interest payments of $12.4 million and an increase in cash paid for operating expenses of $6.2 million. The increase in cash receipts collected from our customers for the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, was primarily due to the higher percentage rent received on the Penn Master lease due to strong results at the Hollywood Casino Columbus and Hollywood Casino Toledo properties, the Bally's and Morgantown acquisitions, along with strong re-openings of our TRS Properties, which were forced to close in mid- March 2020 due to the impact of COVID-19. These properties reopened in May 2020 and June 2020 as previously discussed. The reduction in cash paid to employees was primarily due to lower bonus payouts in 2021 related to 2020 performance due to COVID-19. The increase in taxes paid was due to the sale of the operations of Hollywood Casino Perryville and strong results at the TRS Properties.

Investing activities used cash of $457.8 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively.  Net cash used in investing activities during the nine months ended September 30, 2021 consisted of $487.5 million for the acquisition of real estate assets in the Bally's transaction and capital expenditures of $3.3 million., partially offset by the net proceeds received for the sale of the operations of Hollywood Casino Perryville to Penn of $30.8 million and proceeds from sales of property of $2.1 million. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of capital expenditures of $1.6 million.

Financing activities used cash of $225.0 million and $229.8 million during the nine months ended September 30, 2021 and 2020, respectively. Net cash used in financing activities during the nine months ended September 30, 2021 was driven by dividend payments of $468.2 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million partially offset by $253.1 million in net proceeds received from the Company's continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings. Cash used in financing activities during the nine months ended September 30, 2020 was driven by $2,064.7 million of proceeds from the issuance of long-term debt, partially offset by repayments of long-term debt of $2,060.9 million, dividend payments of $202.9 million, $15.7 million of premium and related costs paid on the retirement of certain Senior Notes, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.3 million. During the three months ended March 31, 2020, the Company fully drew down on its revolving credit facility to increase its liquidity due to the COVID-19 outbreak which resulted in the shut-down of all of our tenants' properties. Additionally, as described in Note 13 in the Condensed Consolidated Financial Statements, the third and second quarter 2020 dividends were paid partially in cash and in the Company's shares.

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

During the nine months ended September 30, 2021 and 2020, the TRS Properties spent approximately $3.3 million and $1.6 million, respectively, for capital expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment. Under the triple-net lease structure, our tenants are responsible for capital maintenance expenditures at our leased properties. However, during 2021, $1.6 million was incurred on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge.

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

At September 30, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at September 30, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million available borrowing capacity under the Revolver as of September 30, 2021.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At September 30, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At September 30, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At September 30, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

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

At September 30, 2021, the Company had $5,375.0 million of outstanding Senior Notes. Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At September 30, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Summarized financial information for Subsidiary Issuers and Parent Guarantor
	As of September 30, 2021	As of December 31, 2020
Real estate investments, net	$3,170,720	$2,720,767
Right-of-use assets and land rights, net	220,299	121,866
Cash and cash equivalents	422,760	480,066
Long term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	5,761,997	5,754,689
Accrued interest	81,440	72,285
Lease liabilities	93,090	58,654
Deferred rental revenue	251,429	265,891

	For the nine months ended September 30, 2021	For the year ended December 31, 2020
Revenues	$477,909	$580,428
Income from operations	342,441	446,708
Interest expense	(211,258)	(282,142)
Net income	130,666	146,323

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $5,799.8 million at September 30, 2021. Furthermore, $5,375.0 million of our obligations at September 30, 2021 are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately two years to nine and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2021 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2021.

	10/01/21- 12/31/21	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24 12/31/24	1/01/25- 12/31/25	Thereafter	Total	Fair Value at 9/30/2021
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$400,000	$850,000	$3,625,000	$5,375,000	$5,978,513
Average interest rate			5.38%	3.35%	5.25%	4.88%

Variable rate	$—	$—	$424,019	$—	$—	$—	$424,019	$424,019
Average interest rate (1)			3.11%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR, refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed or furnished, as applicable, herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 28, 2021	By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)