Form 10-K
period 2021-12-31
Gaming & Leisure Properties, Inc.
filed 2022-02-24
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $10.3 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2021.

The number of shares of the registrant's common stock outstanding as of February 14, 2022 was 247,543,590.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2022 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' operations and statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•The novel coronavirus COVID-19 had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily at the onset of the pandemic, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although our tenants' operations have recommenced operations to strong results and our tenants have improved their liquidity profiles, there can be no assurance whether these encouraging results will continue in future periods, particularly with the potential for continued increased transmission from new strains of COVID-19;

•GLPI’s ability to successfully consummate the announced transactions with Cordish and Bally's, including the ability of the parties to satisfy the various conditions to closing, including receipt of all required regulatory approvals, or other delays or impediments to completing the proposed transactions;

•the impact that higher inflation rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including on casino operations;

•fluctuating interest rates, inflation, and the phasing out of the London Interbank Offered Rate ("LIBOR");

•the current and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•unforeseen consequences related to United States government monetary policies and stimulus packages;

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

•the historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future;

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
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn National Gaming, Inc. (NASDAQ: PENN) ("Penn")) and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) (which are referred to herein as the "TRS Properties") and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary,” which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS segment (the "TRS Segment"). Finally, in advance of our UPREIT transaction discussed below, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2021, GLPI's portfolio consisted of interests in 51 gaming and related facilities, including Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's), the real property associated with gaming and related facilities at Live! Casino & Hotel Maryland operated by The Cordish Companies ("Cordish") and the real property associated with 2 gaming and related facilities operated by the Casino Queen Holding Company Inc. ("Casino Queen"). These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.6 million square feet. As of December 31, 2021, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
Properties and Leases
Penn Master Lease
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
Meadows Lease
The real estate assets of the Meadows Racetrack and Casino are leased to Penn pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P. ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars (the "Tropicana Merger Agreement") and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

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

The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

Tropicana Las Vegas
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn continues to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold.
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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). This transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by us to them and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, in 2021, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which had been previously written off in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net, for the year ended December 31, 2021.

Perryville Lease

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 which resulted in a pre-tax gain of $15.6 million ($11.3 million after tax) for the year ended December 31, 2021. The Company retained ownership of all the real estate assets of Hollywood Casino Perryville and simultaneously entered into a triple net lease with Penn (the "Perryville Lease").

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including assignment of applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, whereby GLPI will invest in 20% of the Cordish portion of the equity in the project for a period of seven years following the closing of the acquisition of the Pennsylvania properties, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. GLPI will enter into a new triple net lease master lease with Cordish for Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh (the "Pennsylvania Live! Master Lease"), and GLPI entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease has or will have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75 million and for the Pennsylvania Live! Master Lease will be $50 million both of which have or will have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary. The Maryland Live! Lease became effective on December 29, 2021 and the Pennsylvania transactions are expected to close in early 2022, subject to the receipt of regulatory approvals and other customary closing conditions.

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
Guarantees
The obligations under the Penn and Amended Pinnacle Master Leases, as well as the Meadows Lease, the Perryville Lease, and Morgantown Lease are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease and the Bally's Master Lease are jointly and severally guaranteed by the corporate parent and the parent's subsidiaries that occupy and operate the facilities leased under the Amended and Restated Caesars Master Lease and Bally's Master Lease, respectively. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. Similarly, the obligations under the Maryland Live! Lease are jointly and severally guaranteed by the Cordish subsidiaries that occupy and operate the facilities leased under the Maryland Live! Lease.

Rent

The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to Penn's opening of a competing facility) (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor that equals $22.9 million annually due to Penn's 2019 purchase of a competing facility, the Greektown Casino Hotel in Detroit, Michigan.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Bossier City Boomtown property due to Penn's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

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

The Amended and Restated Caesars Master Lease became effective on July 23, 2020, and among other things, changed the rental terms to become entirely fixed in nature, with the majority being subject to fixed escalations beginning in the fifth lease year as previously discussed.

On September 29, 2020, the Company acquired the real estate of Lumière Place in satisfaction of the CZR loan, subject to the Lumière Place Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent is subject to an annual escalator of 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter.

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

The Perryville Lease with Penn became effective July 1, 2021 and has initial annual rent of $7.77 million, $5.83 million of which is subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.

The Bally's Master Lease became effective on June 3, 2021 in connection with the Company's acquisition of the real estate assets of Tropicana Evansville and Dover Downs Casino & Hotel. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in CPI.

The Casino Queen Master Lease initial annual rent is $21.4 million and such amount increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year, then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, then rent will remain unchanged for such lease year.

The Maryland Live! Lease, as well as the Pennsylvania Live! Master Lease when it becomes effective, contain or will contain terms which increase the entirety of rent by 1.75% beginning on the second anniversary of the respective leases through the remainder of the lease term.

Furthermore, the Company's leases with percentage rent provide for a floor on such percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on Penn's Hollywood Casino Toledo property, as a result of Penn's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan and a percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to Penn's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor was triggered on the Hollywood Casino at Penn National Race Course in connection with Penn opening a facility in York, Pennsylvania, which will go into effect at the next reset.

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes and other impositions levied on or with respect to the leased properties (other than taxes on the income of the lessor), and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Property Features
The following table summarizes certain features of our properties as of December 31, 2021:

	Location	Tenant/Lease Agreement	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties
Hollywood Casino Lawrenceburg (3)	Lawrenceburg, IN	Penn/Penn Master Lease	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	Penn/Penn Master Lease	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	Penn/Penn Master Lease	322,446	275.6	—	100
Argosy Casino Alton	Alton, IL	Penn/Penn Master Lease	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	Penn/Penn Master Lease	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	Penn/Penn Master Lease	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn/Penn Master Lease	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn/Penn Master Lease	451,758	573.7	—	—
M Resort	Henderson, NV	Penn/Penn Master Lease	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	Penn/Penn Master Lease	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	Penn/Penn Master Lease	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn/Penn Master Lease	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	Penn/Penn Master Lease	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	Penn/Penn Master Lease	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	Penn/Penn Master Lease	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn/Penn Master Lease	645,270	220.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn/Penn Master Lease	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn/Penn Master Lease	177,448	193.4	—	—
1st Jackpot Casino	Tunica, MS	Penn/Penn Master Lease	78,941	52.9	93.8	—
Ameristar Black Hawk	Black Hawk, CO	Penn/Amended Pinnacle Master Lease	775,744	105.2	—	536
Ameristar East Chicago	East Chicago, IN	Penn/Amended Pinnacle Master Lease	509,867	—	21.6	288
Ameristar Council Bluffs (3)	Council Bluffs, IA	Penn/Amended Pinnacle Master Lease	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	Penn/Amended Pinnacle Master Lease	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	Penn/Amended Pinnacle Master Lease	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	Penn/Amended Pinnacle Master Lease	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	Penn/Amended Pinnacle Master Lease	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	Penn/Amended Pinnacle Master Lease	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	Penn/Amended Pinnacle Master Lease	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	Penn/Amended Pinnacle Master Lease	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	Penn/Amended Pinnacle Master Lease	196,473	87.9	—	—
The Meadows Racetrack and Casino (3)	Washington, PA	Penn/Meadows Lease	417,921	155.5	—	—
Hollywood Casino Morgantown	Morgantown, PA	Penn/Morgantown Lease	—	36.0	—	—
Hollywood Casino Perryville	Perryville, MD	Penn/Perryville Lease	97,961	36.3	—	—
Casino Queen	East St. Louis, IL	Casino Queen Master Lease	330,502	67.2	—	157
Hollywood Casino Baton Rouge	Baton Rouge, LA	Casino Queen Master Lease	95,318	25.1	—	—
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease	1,272,938	241.2	—	397
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease	372,650	160.0	—	—
Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease	4,232,018	18.3	—	2,364
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease	936,453	93.6	—	1,487
Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease	738,905	24.6	—	509
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease	287,436	52.6	—	194
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease	94,017	—	7.4	—
Belle of Baton Rouge	Baton Rouge, LA	Caesars/Amended Caesars Master Lease	386,398	13.1	0.8	288

Lumiere Place	St. Louis, MO	Caesars/Lumiere Place Lease	807,407		18.5		—		494
Dover Downs	Dover, DE	Bally's Master Lease	212,500		69.6		—		500
Tropicana Evansville	Evansville, IN	Bally's Master Lease	754,833		18.4		10.2		338
Live! Casino & Hotel Maryland (7)	Hanover, MD	Cordish / Live! Maryland Lease	2,326,669		12.6		—		310
			26,465,943		4,983.9		798.2		13,804
Other Properties
Other owned buildings and land (5)	various	N/A	23,400		3.9		—		—

TRS Segment
Tropicana Las Vegas (6)	Las Vegas, NV	Penn	1,148,212		35.1		—		1,467

Total			27,637,555	—	5,023	—	798	—	15,271

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

(6)     The Company acquired the real property associated with Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits in April 2020. The property is operated by an affiliate of Penn pursuant to a triple net lease for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. See Note 6 in the Consolidated Financial Statements for further details.

(7)     This property is accounted for as a financing lease and is not included in real estate investments. See Note 8 in the Consolidated Financial Statements for further details.

Competition
We compete for additional real property investments with other REITs, including two other publicly traded gaming focused REITs, VICI Properties Inc. ("VICI") and MGM Growth Properties LLC (which is being acquired by VICI), investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have, making it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
In addition, percentage rent revenues on our leases are dependent on the ability of our gaming tenants to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.

Segments
Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital, L.P. (a consolidated subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) ("GLP Capital") and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Segment consists of Hollywood Casino Perryville (until July 1, 2021, as the operations of this property were sold to Penn and subsequent to this date includes the rental income from the Perryville Lease) and Hollywood Casino Baton Rouge (until December 17, 2021, as the operations of this property were sold to Casino Queen) as well as the real estate of Tropicana Las Vegas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 19—Segment Information" for further information with respect to the Company's segments.
Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	75	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	47	Executive Vice President, General Counsel and Secretary
Desiree A. Burke	56	Senior Vice President, Chief Accounting Officer and Treasurer
Matthew Demchyk	40	Senior Vice President, Chief Investment Officer
Steven L. Ladany	41	Senior Vice President, Chief Development Officer
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

Tax Considerations
We elected to be treated as a REIT on our 2014 U.S. federal income tax return and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company, elected to treat Tropicana LV, LLC as a TRS. Finally, in advance of our UPREIT transaction discussed below, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. The material qualification requirements are summarized below. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT. Additionally, while we intend to operate so that we continue to qualify to be taxed as a REIT, no assurance can be given that the Internal Revenue Service (the "IRS") will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future.
Taxation of REITs in General
As a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to U.S. federal corporate income tax on our net REIT taxable income that is currently distributed to our shareholders. This treatment substantially eliminates the "double taxation" at the corporate and shareholder levels that generally results from an investment in a C corporation. A "C corporation" is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the net earnings and profits are distributed as dividends. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders. We will nonetheless be subject to U.S. federal tax in the following circumstances:
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

•The earnings of our TRS Segment will generally be subject to U.S. federal, state and corporate income tax, and then the REIT will be required to include in our distribution tests, any dividends received from the TRS.
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
Requirements for Qualification—General
The Code defines a REIT as a corporation, trust or association:
(1) that is managed by one or more trustees or directors;

(2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
     (3) that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;
(4) that is neither a financial institution nor an insurance company subject to specific provisions of the Code;
(5) the beneficial ownership of which is held by 100 or more persons;

(6) in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer "individuals" (as defined in the Code to include specified tax-
exempt entities); and
(7) that meets other tests described below, including with respect to the nature of its income and assets.
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

Qualified REIT Subsidiaries

The Code provides that a corporation that is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a "qualified REIT subsidiary" shall be treated as assets, liabilities and items of income, deduction and credit of the REIT. A "qualified REIT subsidiary" is a corporation, all of the capital stock of which is owned by the REIT, that has not elected to be a "taxable REIT subsidiary" (discussed below). In applying the requirements described herein, all of our "qualified REIT subsidiaries" will be ignored, and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and items of income, deduction and credit. These subsidiaries, therefore, will not be subject to federal corporate income taxation, although they may be subject to state and local taxation. During 2021, we had one qualified REIT subsidiary for most of the year, which elected to become a TRS in December 2021.
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

•Rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or a direct or indirect owner of 10% or more of the REIT, directly or constructively, owns 10% or more of such tenant (a "Related Party Tenant"). However, rental payments from a TRS will qualify as rents from real property even if we own more than 10% of the total value or combined voting power of the TRS if (i) at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space or (ii) the property leased is a "qualified lodging facility," as defined in Section

856(d)(9)(D) of the Code, or a "qualified health care property," as defined in Section 856(e)(6)(D)(i) of the Code, and certain other conditions are satisfied.

•Rent attributable to personal property leased in connection with a lease of real property will not qualify as "rents from real property" if such rent exceeds 15% of the total rent received under the lease.

•The REIT generally must not operate or manage the property or furnish or render services to tenants, except through an "independent contractor" who is adequately compensated and from whom the REIT derives no income, or through a TRS. The "independent contractor" requirement, however, does not apply to the extent the services provided by the REIT are "usually or customarily rendered" in connection with the rental of space for occupancy only, and are not otherwise considered "rendered to the occupant." In addition, a de minimis rule applies with respect to non-customary services. Specifically, if the value of the non-customary service income with respect to a property (valued at no less than 150% of the direct costs of performing such services) is 1% or less of the total income derived from the property, then all rental income except the non-customary service income will qualify as "rents from real property." A TRS may provide services (including noncustomary services) to a REIT’s tenants without "tainting" any of the rental income received by the REIT, and will be able to manage or operate properties for third parties and generally engage in other activities unrelated to real estate.

We do not anticipate receiving rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of gross receipts or sales consistent with the rules described above). Our former parent, Penn, received a private letter ruling from the IRS that concluded certain rental formulas under the Penn Master Lease will not cause any amounts received under the Penn Master Lease to be treated as other than rents from real property. While we do not expect to seek similar rulings for additional leases we enter into that have substantially similar terms as the Penn Master Lease, we intend to treat amounts received under those leases consistent with the conclusions in the ruling, though there can be no assurance that the IRS will not challenge such treatment. We also do not anticipate receiving more than a de minimis amount of rents from any Related Party Tenant or rents attributable to personal property leased in connection with real property that will exceed 15% of the total rents received with respect to such real property. We may receive certain types of income that will not qualify under the 75% or 95% gross income tests. In particular, dividends received from a TRS will not qualify under the 75% test. We believe, however, that the aggregate amount of such items and other non-qualifying income in any taxable year will not cause GLPI to exceed the limits on non-qualifying income under either the 75% or 95% gross income tests.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2021. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2022 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
2021 GLP Holdings Operating Asset Sales, TRS Merger, and E&P Purging Distribution
On December 17, 2021, we completed our sale of the membership interests of Louisiana Casino Cruises, LLC to a third-party operator and tenant, which was preceded by its conversion from a C corporation and transfer of the real property assets to GLP Holdings, Inc. During June of 2021, we had previously completed a similar transaction with the membership interests of Penn Cecil Maryland, LLC. On December 23, 2021, GLP Holdings, Inc. was merged with and into GLP Capital, L.P. in a transaction which was intended to be treated as a tax-free liquidation of GLP Holdings, Inc., a TRS, into the REIT. The result of such transaction was intended to wind up GLP Holdings, Inc. after its taxable sale of the operating assets and have the REIT receive the real property assets in a carryover basis transaction for income tax purposes prior to the completion of the UPREIT Transaction discussed below. As a result of the tax-free nature of the transaction, the REIT inherited all of GLP Holdings, Inc.'s C corporation earnings and profits earned while it was a TRS. Under Section 857 of the Code, as of the close of the taxable year, a REIT must not have earnings and profits which were accumulated in any non-REIT year, so the REIT was required to distribute any GLP Holdings, Inc. earnings and profits which had accumulated prior to its merger with GLP Capital, L.P. The Company’s Board of Directors declared a special earnings and profits cash dividend of $0.24 per share of its common stock payable on January 7, 2022 to shareholders of record on December 27, 2021. We believe that in accordance with Code Section 857(b)(9), such dividend will be treated as having been paid by the REIT and received by the REIT shareholders on or prior to December 31, 2021 to the extent it was treated as satisfying the REIT’s requirements to purge any earnings and profits from a non-REIT year.
2021 UPREIT Transaction
On December 29, 2021, we completed a transaction with Cordish whereby they contributed certain real property assets into GLP Capital, L.P. (our operating partnership, or the “OP”) in exchange for newly issued partnership interests in the OP. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the “UPREIT Transaction”). Prior to this transaction, the OP had been wholly owned by the REIT and another entity wholly owned by the REIT and disregarded for income tax purposes, making the OP disregarded as separate from the REIT. The structure of the transaction is intended to allow the REIT to still receive rents from real property on a passthrough basis from the OP, and it will continue to own an interest in real property through its ownership of the OP partnership interests as its sole asset. Based on this, we believe that the UPREIT Transaction will not impact our ability to meet the requirements of the REIT asset, income, and distribution tests described above.
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
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS's taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer. The Coronavirus Aid, Relief, and Economic Stability Act increased the limitation to 50% of “adjusted taxable income” for tax years beginning in 2019 and 2020. The limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet elected out of the new interest expense limitation.

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
These regulations impact our business in three important ways: (1) our ownership and operation of the TRS Properties; (2) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (3) the operations of our gaming tenants. Our historical ownership and operation of the TRS Properties subjected GLPI, its subsidiaries and its officers and directors to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license as a key business entity, principal affiliate, business entity, qualifier, operator or supplier because of its status as landlord, including Colorado, Delaware, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, Ohio and Pennsylvania.
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
Insurance
We have comprehensive liability, property and business interruption insurance covering our business. In regards to our properties subject to triple-net leases, the lease agreements require our tenants to procure and maintain their own comprehensive liability, property and business interruption insurance policies, including protection for our insurable interests as the landlord.
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
Pursuant to the Penn Master Lease and a Separation and Distribution Agreement between Penn and GLPI, any liability arising from or relating to environmental liabilities arising from the businesses and operations of Penn's real property holdings prior to the Spin-Off (other than any liability arising from or relating to the operation or ownership of the TRS Properties and except to the extent first discovered after the end of the term of the Penn Master Lease) was retained by Penn and Penn will indemnify GLPI (and its subsidiaries, directors, officers, employees, agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Similarly, pursuant to a Separation and Distribution Agreement originally between Pinnacle's operating company and GLPI (as successor to Pinnacle Entertainment), any liability arising from or relating to environmental liabilities arising from the business and operations of Pinnacle's real property holdings prior to the Company's acquisition of the majority of Pinnacle's real property assets (except to the extent first discovered after the end of the term of the Amended Pinnacle Master Lease) was retained by Pinnacle and Pinnacle will indemnify GLPI (and its subsidiaries, directors, officers, employees, agents and certain other related parties) against any losses arising from or relating to such environmental liabilities. Effective October 15, 2018, Penn assumed all obligations of Pinnacle pursuant to a merger of Pinnacle with and into a subsidiary of Penn. There can be no assurance that Penn will be able to fully satisfy these indemnification obligations. Moreover, even if we ultimately succeed in recovering from Penn any amounts for which we are held liable, we may be temporarily required to bear these losses.

Corporate Responsibility and Environmental, Social, Governance (ESG)

At GLPI, we believe that environmental and community stewardship is an integral component of growing shareholder value. With this in mind, we endeavor to integrate ESG practices to create long-term economic value for our shareholders, employees and other constituents that will have lasting, positive impacts on all stakeholders.

We are committed to fostering a corporate culture that encourages and seeks the betterment of GLPI and its employees, as well as, the engagement and betterment of those communities in which we conduct business and where our properties are located. To achieve these goals, we are committed to continued improvement and institutionalization of our ESG initiatives. Our Nominating and Corporate Governance Committee (the “Committee”) has direct oversight of ESG matters, which are discussed thoughtfully at each meeting of the Committee and reported to our Board of Directors.

The Company recently implemented the following key policies:

i.Charitable Contribution Matching Policy
ii.Corporate Volunteering Policy
iii.Vendor Code of Conduct

Diversity, Equity, and Inclusion (DEI). We recognize the importance of diverse representation throughout our organization. We believe that maintaining and promoting a diverse and inclusive workplace where every employee feels valued and respected is essential for organizational growth. As such, we are focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to work. In 2020, the Company implemented its Inclusive Workplace Policy. All GLPI employees and the Company’s Board of Directors are required to complete diversity and inclusion training.

We seek to hire and retain highly talented employees and empower those employees to create value for our shareholders. We adhere to equal employment policies in our employee and board recruitment and selection process. We employ, train and refresh our employees in accordance with our nondiscriminatory, inclusive practices and policies implemented to prevent discrimination and protect our employees, customers and stakeholders from offensive and harmful behaviors.

Our continued commitment to DEI is further evidenced by the Company’s expansion of its Board of Directors to include more diverse representation, backgrounds and viewpoints.

As of December 31, 2021, 59% of our workforce is female and 41% is male, with our Board of Directors being 25% female.

Tenant Engagement. Fostering a strong channel of communication with our tenants is an important component in establishing long-term, successful relationships critical to the success of our business. In 2021, we formalized our tenant engagement initiative through our Tenant Partnership Program. Through the Tenant Partnership Program, we have been able to discuss the importance of utility data collection and sharing to aid in the compilation of our Scope III emissions and have implemented certain green lease provisions with respect to data collection. Additionally, to enhance our tenant experience, we circulated a Tenant Satisfaction Survey in the second quarter of 2021 to encourage meaningful dialogue with our tenants to better understand those issues that are important to their business.

Environmental Sustainability. We are committed to conducting our business in an environmentally conscious manner to uphold our responsibility as a corporate citizen, including through enhanced transparency and continued improvement in our ESG reporting and disclosure. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company. We promote sustainable practices and environmental stewardship throughout the organization, with a particular emphasis on energy efficiency, recycling, indoor environmental quality and environmental awareness. We are committed to the promotion of greater environmental awareness among our employees.

In furtherance to our commitment to transparency, we published our first standalone ESG disclosure available on our website. To learn more about our ESG efforts, please visit the ESG section of our Investor Relations site. The information at our website shall not be deemed incorporated by reference in this Annual Report on Form 10-K.

In 2021, we initiated an ESG strategy designed, in part, to better understand the environmental impact and risks of our leased properties. Also in 2021, we successfully conducted a Greenhouse Gas (GHG) inventory of our Scope 1 and 2 emissions at our corporate headquarters. We have also implemented green lease provisions in several of our leases and through lease amendments with certain of our tenants.

In furtherance of our commitment to environmental sustainability, we routinely engage nationally recognized and certified environmental engineers to perform Phase I Environmental Site Assessments as part of our acquisition process.

The leased properties in our portfolio are leased to gaming operators in triple-net lease arrangements, meaning each gaming operator is ultimately responsible for maintaining the buildings, including controlling its energy usage and the implementation of environmentally sustainable practices. We are committed through our tenant engagement initiatives to promoting awareness, influencing and engaging with our tenants where possible, regarding sustainability practices and environmentally beneficial energy solutions. Many of our tenants have implemented similar efficiency and conservation measures in recent capital expenditure projects, including cost-saving indoor and outdoor LED lighting retrofits, installation of guest room occupancy-based thermostats, building management systems upgrades, and installation of electronic vehicle charging stations.

Recognizing that sustainability is a journey, we are committed to continuous improvement and will strive to engage and communicate with our key stakeholders regarding our ESG stewardship. Further, we are committed to developing initiatives to address and mitigate those environmental risks within our control and supporting our tenants to do the same.

Human Capital

As of December 31, 2021, we had 17 full and part time employees. We strive to maintain a corporate work environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company. We offer, among other things, competitive and balanced compensation programs on par with those of our peers and competitors that include well-rounded healthcare, prescription drug and disability insurance benefits for our employees and their families, participation in a 401(k) plan, with a matching contribution by the Company, competitive paid time-off benefits, a parental leave program that applies to both women and men and an employee assistance plan that provides professional support, access to special programs and certain resources to our employees experiencing personal, work, financial or family related issues.

We are passionate about developing and growing our talent. We devote substantial efforts to retaining, motivating and supporting our employees by providing access to such benefits and opportunities as tuition reimbursement, professional development reimbursement and internal growth and advancement.

We view providing our employees with a healthy and safe working environment as essential. Our goal is to reduce the potential for injury or illness by maintaining safe working conditions, such as providing proper tools and training to all employees. Our corporate headquarters is a smoke-free environment. Additionally, we offer resources to our employees to encourage healthy habits, such as tobacco cessation and health coaches for those employees with certain chronic conditions, including but not limited to diabetes and asthma.

We are committed to upholding human dignity and equal opportunity under the principles outlined in the United Nations Declaration of Human Rights. This is formalized and evidenced by our Code of Business Conduct and our Vendor Code of Conduct.

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
The bankruptcy or insolvency of any of our tenants could result in termination of such tenant's lease and material losses to us.
The bankruptcy or insolvency of any of our tenants could diminish the income we receive from that tenant’s lease or leases. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. Moreover, tenants who are considering filing for bankruptcy protection may request amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease such properties or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of such lease amendments.
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
As the landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is to some degree dependent on the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the gaming business may have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under our leases is based, over time, on the revenue of the gaming facilities operated by our tenants. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services, online sports wagering or games of skill, which allow their customers a wagering alternative to the casino-style, such as remote home gaming or in non-casino settings, could divert customers from our properties and thus adversely affect our tenants and, indirectly, our business. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize several forms of internet gaming and other alternative wagering products in a number of states. Further, several states have already approved intrastate internet gaming and sports betting. Expansion of internet gaming and sports betting in other jurisdictions may compete with our traditional operations, which could have an adverse impact on our business and result of operations.
The operations of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, changing climate conditions, natural disasters and other casualty events. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather and climate conditions. A component of the rent under our leases is based, over time, on the revenues of the gaming facilities operated by Penn and Boyd on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
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

Our TRS Properties and our tenants' casino operations were forced to close temporarily in mid-March through various dates into May and June 2020. Even though most of our properties recommenced operations to encouraging results, including certain locations where earnings were higher than the corresponding period in the prior year, it is uncertain whether these strong results will continue in future periods, particularly with the widespread increases in COVID-19 cases throughout the United States as a result of the Delta variant of COVID-19, which began to spread globally in the first half of 2021, and the more recent Omicron variant detected in November 2021, which appears to be the most transmissible variant to date. Although rent payments continue to be paid by our tenants, the temporary closures may result in lower variable rent reset amounts for the Penn Master Lease which resets in 2023.

Despite a recent decline in cases, hospitalizations and deaths in large portions of the United States, mask mandates, social distancing, travel restrictions and stay-at-home orders could be reinstated. The ultimate impact of COVID-19 and its variants on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, continued emergence of new strains of COVID-19, the effectiveness of vaccines and therapeutics over time against current and future strains of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others.

We face extensive regulation from gaming and other regulatory authorities.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both our historical ownership and operation of the TRS Properties and the operations of our gaming tenants. Our historical ownership and operation of the TRS Properties subjected us, our officers, directors and shareholders to the jurisdiction of the gaming regulatory agencies in Louisiana and Maryland. Further, many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, principal affiliate, business entity qualifier, operator, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers and directors are also required to maintain licenses or a finding of suitability.
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
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating and corporate governance committee of the Board of Directors following the affirmative determination by the nominating and corporate governance committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) do not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to our nominating and corporate governance committee; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders' meeting; and (vi) provide for super majority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer's ability to meet its claim payment obligations. A failure of an insurance company to make payments to us or our tenant's upon an event of loss covered by an insurance policy could adversely affect our business, financial condition and results of operations.
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
The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limit the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer, but do not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally. In addition, future changes in tax laws, including the proposed tax agenda presented by the Biden administration, or tax rulings, could affect our effective tax rate, the tax rate of shareholders of our stock, and overall benefit of maintaining our status as a REIT. For example, the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act could be reduced or rescinded, individual tax rates may increase, and the §199A deduction for REIT dividends could be phased out.

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
We could fail to qualify to be taxed as a REIT if income we receive from our tenants, or their subsidiaries, is not treated as qualifying income.
Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from our tenants or their subsidiaries, will not be treated as qualifying rent for purposes of these requirements if our leases are not respected as true leases for U.S. federal income tax purposes and are instead treated as service contracts, joint ventures or some other type of arrangements. If any leases are not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
In addition, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of such respective tenant's stock entitled to vote or 10% or more of the total value of such respective tenants stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from our tenants or their subsidiaries, will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, or pay dividends in the form of taxable in-kind distributions of property, including potentially, shares of our common stock, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock. Restrictions on our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of Penn to make rental payments under the Penn Master Lease, would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we held certain of our assets and conducted related activities through TRS subsidiary corporations that were subject to federal, state, and local corporate-level income taxes as regular C corporations as well as state and local gaming taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.
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
As of December 31, 2021, we had approximately $6.6 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$424.0 million of total indebtedness outstanding under our senior unsecured credit facility (the "Amended Credit Facility");

•$6,175.0 million of outstanding senior unsecured notes; and

•approximately $0.7 million of finance lease liabilities related to certain assets.
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

•it could increase our interest expense if interest rates in general increase because our indebtedness under the Amended Credit Facility bears interest at floating rates;

•it could limit our ability to take advantage of strategic business opportunities;

•it could make it more difficult for us to satisfy our obligations with respect to our indebtedness. Any failure to comply with the obligations of any of our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness under the Amended Credit Facility and other outstanding debt obligations; and

•it could impact our ability to pay dividends to our shareholders.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Amended Credit Facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness will depend on the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms may have an adverse effect, which could be material to our business, financial position or results of operations.
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
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our Amended Credit Facility and our Term Loan A-2. Both of these debt instruments are indexed to LIBOR which is expected to be phased out between December 31, 2021 through June 30, 2023. The discontinuance of LIBOR would affect our interest expense and earnings. The borrowings under our Amended Credit Facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt.
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

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Caesars for any breaches of its representations and warranties or covenants included in the Tropicana Merger Agreement and the Amended Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Caesars in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the Amended and Restated Caesars Master Lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Caesars, which could have a materially adverse impact on our business and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2021, the Company had 50 rental properties, consisting of the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with Maryland Live Casino and Hotel in Hanover, Maryland , the real property associated with 2 gaming and related facilities operated by Casino Queen and 2 gaming and related facilities operated by Bally's. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
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
On April 13, 2021, Bally's agreed to acquire the Company's non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas for $150.0 million. The Company will retain ownership of the land and concurrently enter into a 50-year ground lease with an initial annual rent of $10.5 million. The ground lease will be supported by a Bally's corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022.

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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 14, 2022, there were approximately 723 holders of record of our common stock.
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

ITEM 6.   RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties and then spun-off GLPI to holders of Penn's common and preferred stock in the Spin-Off. The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Finally, in advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under the Penn Master Lease and owns and operates the TRS Properties through its indirect wholly-owned subsidiary, GLP Holdings, Inc. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2021, GLPI's portfolio consisted of interests in 51 gaming and related facilities, including the TRS Segment, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 2 gaming and related facilities operated by Bally's, the real property associated with gaming and related facilities at Live! Casino & Hotel Maryland operated by Cordish and the real property associated with 2 gaming and related facilities operated by the Casino Queen. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.6 million square feet. As of December 31, 2021, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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

The Meadows Lease

The real estate assets of the Meadows Racetrack and Casino are leased to Penn pursuant to the Meadows Lease. The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter.

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

On June 15, 2020, the Company entered into the Amended and Restated Caesars Master Lease to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Waterloo, Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020. On December 18, 2020, the Company and Caesars completed the Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place, whereby the Company extended funds to Caesars under the CZR loan. The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24,

2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into the Lumière Place Lease, the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to the Bally's Master Lease which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in CPI.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn continues to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold.
On April 13, 2021, Bally's agreed to acquire the Company's non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas for $150.0 million. The Company will retain ownership of the land and concurrently enter into a 50-year ground lease with an initial annual rent of $10.5 million. The ground lease will be supported by a Bally's corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement with respect to the HCBR transaction. This transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Casino Queen Master Lease. The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which had been previously fully impaired in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net during the year ended December 31, 2021.

Perryville Lease

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to Penn pursuant to the Perryville Lease. A pre-tax gain of $15.6 million ($11.3 million after tax) was recorded during the year ended December 31, 2021 in connection with the sale of the operating assets to Penn.

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion at deal announcement (the "Cordish Acquisitions"). The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. Upon the closing of the Live! Casino & Hotel Maryland transaction, GLPI entered into the Maryland Live! Lease, and upon the closing of the other transactions, GLPI will enter into the Pennsylvania Live! Master Lease. The Pennsylvania Live! Master Lease will have and the Maryland Live! Lease has initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75 million and for the Pennsylvania Live! Master Lease will be $50 million both of which have or will have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary. The Maryland Live! Lease became effective on December 29, 2021 and the Pennsylvania transactions are expected to close in early 2022, subject to the receipt of regulatory approvals and other customary closing conditions.
The majority of our earnings are the result of revenues we receive from our triple-net master leases with Penn, Boyd, Bally's, Cordish and Caesars. Additionally, we have rental revenue from the Casino Queen Master Lease which is also a triple net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Additionally, in accordance with Accounting Standards Codification ("ASC 842"), we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the Consolidated Statement of Income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

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

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2021, our portfolio consisted of 51 gaming and related facilities, including 50 rental properties and the TRS Segment. Our portfolio, including our corporate headquarters building, comprises approximately 27.6 million square feet and approximately 5,800 acres of land and is broadly diversified by location across 17 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Financially Secure Tenants
Five of the company's tenants, Penn, Caesars, Boyd, Cordish and Bally's, are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers with strong financial performance. With the exception of Cordish, all of the aforementioned tenants are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn's, Caesar's, Boyd's and Bally's respective websites for further financial information on these companies.
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
Resilient Regional Gaming Characteristics
We believe that the recession resulting from the COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being forced to close during mid-March 2020, the Company collected all contractual rents, inclusive of rent credits, due in 2020. Furthermore, our tenants' results since they have reopened has been strong and in some cases better than prior to COVID-19, due to their increased focus on cost efficiencies and decreasing and/or eliminating lower margin amenities. For instance, the rent coverage ratios on our leases have increased at September 30, 2021 compared to pre-COVID-19 levels. Although we are unable to predict whether these results will continue, we believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
Flexible UPREIT Structure
We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by GLP Capital or by subsidiaries of GLP Capital. Conducting business through GLP Capital allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure enables us to acquire additional properties from sellers in exchange for limited partnership units, which provides property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure potentially may facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations. We believe that this flexibility will provide us an advantage in seeking future acquisitions.
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
Segment Information

Consistent with how our Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses our financial performance, we have two reportable segments, GLP Capital and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of our business. The TRS Segment consists of our operations at Hollywood Casino Perryville (until July 1, 2021 and subsequent to this date includes rental income from the Perryville Lease) and Hollywood Casino Baton Rouge (until December 17, 2021 when the operations were sold to Casino Queen), as well as the real estate of Tropicana Las Vegas we acquired in 2020. In December 2021, the TRS Properties were merged into GLP Capital and therefore the Company does not expect to have a TRS Segment in 2022.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,216.4 million and $841.8 million, respectively, for the year ended December 31, 2021, compared to $1,153.2 million and $809.3 million, respectively, for the year ended

December 31, 2020.  The major factors affecting our results for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:

•Total income from real estate was $1,106.7 million and $1,050.2 million for the years ended December 31, 2021 and 2020, respectively. Total income from real estate increased by $56.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Current results benefited from the addition of the Bally's Master Lease, the Perryville Lease, the Morgantown Lease and the Casino Queen Master Lease which in the aggregate increased cash rental income by $29.5 million. Current year results also benefited from full escalations being incurred on the Amended Pinnacle Master Lease, Boyd Master Lease, Penn Master Lease and Belterra Park Lease which increased building base rents by $5.0 million. The Company also collected higher percentage rent of $15.2 million on the Penn Master Lease due to the impact of COVID-19 closures in 2020. The Company also had favorable straight line rent adjustments of $8.6 million and higher ground rent revenue gross ups of $3.7 million due to the impact of the temporary COVID-19 closures that occurred in 2020. Partially offsetting these favorable variances were lower percentage rents of $3.7 million from the 2020 resets on the Amended Pinnacle Master Lease, the Boyd Master Lease, and the Meadows Lease as well as lower cash rental income of $1.8 million from the Amended and Restated Caesars Master Lease that became effective in July 2020 which provided for fixed escalations in the future.

•Gaming, food, beverage and other revenue increased by $6.7 million for the year ended December 31, 2021, as compared to the prior year. The prior year revenues were impacted by the temporary closures of the properties during 2020 due to COVID-19. The TRS Properties were closed in mid-March 2020. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Both properties opened to strong results which strengthened in the current year. The Company sold the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021. See Note 1 in the Consolidated Financial Statements for additional information.

•Total operating expenses increased by $30.7 million for the year ended December 31, 2021, as compared to the prior year. The year ended December 31, 2020 had a non-cash gain on the disposition of property related to the Evansville swap transaction of $41.4 million, while the current year included pre-tax gains of $22.4 million attributable to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, which also was the reason for the $3.7 million decline in gaming, food, beverage and other expense as well as a $2.3 million reduction in our TRS Segment general and administrative expenses. During the year ended December 31, 2021, the Company recorded an initial reserve for its direct finance lease related to the Maryland Live! Lease of $12.2 million, which was partially offset by a $4.0 million recovery on a previously impaired loan to Casino Queen. The Company incurred higher depreciation expense of $5.5 million due to its recent acquisitions and had lower general and administrative expenses of $5.0 million in our GLP Capital segment. This was due to severance and stock compensation charges associated of $6.3 million for the departure of our former chief financial officer in the third quarter of 2020, which was partially offset by higher bonus accruals in the current year as a result of improved financial performance relative to the prior year. Finally, the Company incurred higher land rights and ground lease expense of $8.3 million due to higher ground lease rents paid by our tenants in 2021 that are based on the facilities revenues which were negatively impacted in the prior year by the temporary closures COVID-19 had in 2020 and higher land lease right expense due to the June 3, 2021 acquisition of Tropicana Evansville.

•Other expenses, net decreased by $20.3 million for the year ended December 31, 2021, as compared to the prior year, primarily due to debt extinguishment charges incurred in 2020 as well as a $3.5 million insurance gain at our TRS Segment related to the temporary closures of our TRS Properties in the prior year due to COVID-19.

•Income tax expense increased by $24.5 million for the year ended December 31, 2021 as compared to the prior year due to the gain on the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, the write-off of deferred tax assets related to the Hollywood Casino Baton Rouge sale, improved performance at our TRS Segment due to strong results in the current year as well as the impact of the temporary closures related to COVID-19 in the prior year.

•Net income increased by $28.4 million for the year ended December 31, 2021, as compared to the prior year, primarily due to the variances explained above.

Segment Developments

The following are recent developments that have had or are expected to have an impact on us by segment:

GLP Capital

•Our leases contain variable rent that resets on varying schedules depending on the lease. The portion of our cash rents that are variable represented approximately 14% of our 2021 full year cash rental income. Of that variable rent, approximately 24% resets every five years, which is associated with our Penn Master Lease, 32% resets every two years and 41% resets monthly, which is associated with two properties in the Penn Master Lease (of which approximately 37% is subject to a floor, or $22.9 million annually, for Hollywood Casino Toledo). The percentage rent in the Penn Master Lease increased by $15.2 million for the year ended December 31, 2021 compared to the year ended 2020 primarily due to the temporary closures of Hollywood Casino Columbus and to a lesser extent, Hollywood Casino Toledo from mid-March 2020 to June 19, 2020 as well as strong results in 2021 at these two properties. In connection with the Casino Queen Master Lease becoming effective December 17, 2021, 3% of the Company's percentage rent in 2021 is no longer subject to any variability.

•Certain of our leases contain annual escalation clauses that are based on adjusted revenues to rent coverage ratios exceeding 1.8 to 1. During the year ended December 31, 2021, full escalations were incurred on the Penn Master Lease, the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease, which increased 2021 rental income by $5.0 million.

•We have announced or closed numerous transactions in the past two years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of Penn lease a substantial number of our properties which account for the majority of our revenue.

•Our ability to refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, including any changes proposed and implemented by the Biden administration, with or without retroactive application, could materially and adversely affect GLPI and its investors.
TRS Segment

•The Company's wholly-owned and operated TRS Properties closed in mid-March 2020 due to the COVID-19 outbreak. Our property in Baton Rouge reopened on May 18, 2020 and our property in Perryville, Maryland reopened on June 19, 2020 with enhanced safety protocols and capacity restrictions. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to Penn, recognizing a gain of $15.6 million and entered into the Perryville Lease. On December 17, 2021 the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen, recognizing a gain of $6.8 million, and entered into the Casino Queen Master Lease.

•On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from Penn. This asset was placed in the Company's TRS Segment. An affiliate of Penn continues to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. On April 13, 2021, Bally's agreed to acquire the Company's non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas for $150.0 million. The Company will retain the ownership of the land and concurrently enter into a 50-year ground lease with an initial annual rent of $10.5 million. The ground lease will be supported by a Bally's corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022.

Critical Accounting Estimates
We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, allowance for credit losses, income taxes, and real estate investments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.
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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with Penn, Caesars, Bally's, Boyd and Casino Queen. We also have separate single property leases with Penn, Caesars, Boyd and Cordish. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

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

Under the sales-type lease model, however, at lease inception we would record an Investment in leases, on our Consolidated Balance Sheet rather than recording the actual assets we own. Furthermore, the cash rent we receive from tenants is not recorded as rental revenue, but rather a portion is recorded as interest income using an effective yield and a portion is recorded as a reduction to the Investment in leases. Under ASC 842, for leases with both land and building components, leases may be bifurcated between operating and sales-type leases. To determine if our real estate leases trigger full or partial sales-type lease treatment we conduct the five lease tests outlined in ASC 842 below. If a lease meets any of the five criteria below, it is accounted for as a sales-type lease.

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

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the underlying leased assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, and an allocation of rental income received under our Master Leases to the underlying leased assets. A slight change in estimate or judgment can result in a materially different financial statement presentation and income recognition method.

Investment in Leases, Financing Receivables, net

In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. We have concluded that the Maryland Live! Lease is required to be accounted for as an Investment in leases - financing receivable on our Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.

Allowance for credit losses
The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables.

We have elected to use an econometric default and loss rate model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease financing receivable balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investments in lease - financing receivable. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD for this financing receivable. The PD and LGD are estimated during the initial term of the lease. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivable. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the Maryland Live! Lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio.

The CECL allowance is recorded as a reduction to our net Investments in leases - financing receivable, on our Consolidated Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Consolidated Statements of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, we will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. Changes in economic conditions and/or the underlying performance of the property contained within our leases accounted for as financing receivables impacts the assumptions utilized in the CECL reserve estimates. Changes in our assumptions could result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.
Income Taxes - REIT Qualification
We elected on our U.S. federal income tax return for our taxable year that began on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV,

LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Finally, in advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership.
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
Our TRS Segment is able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS Segment are subject to federal and state income taxes. Due to the recent sales of the Company's TRS operations, the Company does not expect to have a TRS segment in 2022.
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
We continually monitor events and circumstances that could indicate that the carrying amount of our real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on their lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, we determine whether the estimated undiscounted cash flows from the underlying lease exceeds the real estate investments' carrying value. If we determine the estimated undiscounted cash flows is less than the asset's carrying value then we would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with accounting principles generally accepted in the United States ("GAAP"). We group our real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions in the past two years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•The fact that several wholly-owned subsidiaries of Penn lease a substantial number of our properties and account for the majority of our revenue.

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

The consolidated results of operations for the years ended December 31, 2021 and 2020 are summarized below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Total revenues	$1,216,351	$1,153,165
Total operating expenses	374,583	343,891
Income from operations	841,768	809,274
Total other expenses	(279,340)	(299,686)
Income before income taxes	562,428	509,588
Income tax expense	28,342	3,877
Net income	534,086	505,711
Net income attributable to noncontrolling interest in the Operating Partnership	(39)	—
Net income attributable to common shareholders	$534,047	$505,711

The Company has omitted the discussion comparing its operating results for the year ended December 31, 2020 to its operating results for the year ended December 31, 2019 from its Annual Report on Form 10-K for the year ended December 31, 2021. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for these disclosures.

Certain information regarding our results of operations by segment for the years ended December 31, 2021 and 2020 is summarized below:

	Total Revenues		Income from Operations
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(in thousands)
GLP Capital	$1,102,653	$1,050,166	$781,226	$792,467
TRS Segment	113,698	102,999	60,542	16,807
Total	$1,216,351	$1,153,165	$841,768	$809,274

FFO, AFFO and Adjusted EBITDA

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-GAAP financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance, which is used as a bonus metric. These metrics are presented assuming full conversion of limited partnership units to common shares and therefore before the income statement impact of non-controlling interests. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, other depreciation, amortization of land rights, straight-line rent adjustments, gains or (losses) on sales of operations, net of tax, losses on debt extinguishment, and provision for credit losses, net reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, net, income tax expense, depreciation, (gains) or losses from sales of property, gains on sales of operations, net of tax, stock based compensation expense, straight-line rent adjustments, amortization of land rights, losses on debt extinguishment, and provision for credit losses, net.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income	$534,086	$505,711
Losses (gains) from dispositions of property	711	(41,393)
Real estate depreciation	230,941	220,069
Funds from operations	$765,738	$684,387
Straight-line rent adjustments	(3,993)	4,576
Other depreciation	5,493	10,904
Amortization of land rights	15,616	12,022
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	9,929	10,503
Stock based compensation	16,831	20,004
Gains on sale of operations, net of tax	(3,560)	—
Losses on debt extinguishment	—	18,113
Provision for credit losses, net	8,226	—
Capital maintenance expenditures	(2,270)	(3,130)
Adjusted funds from operations	$812,010	$757,379
Interest, net	282,840	281,573
Income tax expense	9,440	3,877
Capital maintenance expenditures	2,270	3,130
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(9,929)	(10,503)
Adjusted EBITDA	$1,096,631	$1,035,456

(1) Such amortization is a non-cash component included in interest, net.

The reconciliation of each segment’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2021 and 2020 is as follows:

	GLP Capital		TRS Segment
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$514,883	$508,060	$19,203	$(2,349)
Losses (gains) from dispositions of property	604	(41,402)	107	9
Real estate depreciation	230,333	220,069	608	—
Funds from operations	$745,820	$686,727	$19,918	$(2,340)
Straight-line rent adjustments	(3,873)	4,576	(120)	—
Other depreciation	1,881	1,972	3,612	8,932
Gain on sale of operations, net of tax	—	—	(3,560)	—
Amortization of land rights	15,616	12,022	—	—
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	9,929	10,503	—	—
Stock based compensation	16,831	20,004	—	—
Losses on debt extinguishment	—	18,113	—	—
Provision for credit losses, net	8,226	—	—	—
Capital maintenance expenditures	(65)	(186)	(2,205)	(2,944)
Adjusted funds from operations	$794,365	$753,731	$17,645	$3,648
Interest, net (2)	265,439	265,597	17,401	15,976
Income tax expense	904	697	8,536	3,180
Capital maintenance expenditures	65	186	2,205	2,944
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(9,929)	(10,503)	—	—
Adjusted EBITDA	$1,050,844	$1,009,708	$45,787	$25,748

(1) Such amortization is a non-cash component included in interest, net.

(2)    Interest, net for the GLP Capital segment is net of an intercompany interest elimination of $17.4 million and $16.0 million for the years ended December 31, 2021 and 2020.

Net income, FFO, AFFO, and Adjusted EBITDA for our GLP Capital segment were $514.9 million, $745.8 million, $794.4 million and $1,050.8 million, respectively, for the year ended December 31, 2021. This compared to net income, FFO, AFFO, and Adjusted EBITDA, for our GLP Capital segment of $508.1 million, $686.7 million, $753.7 million and $1,009.7 million, respectively, for the year ended December 31, 2020. The increase in net income in our GLP Capital segment was primarily driven by a $52.5 million increase in income from real estate as explained below. In addition, we had several operating expense variances that are also discussed below.

The increase in operating expenses in our GLP Capital segment for the year ended December 31, 2021 as compared to the prior year period of $63.7 million was primarily from a gain on the disposition of property related to the Evansville swap transaction of $41.4 million in 2020, higher depreciation expense and land right amortization expense in our REIT segment of $18.5 million due to the Company's recent acquisitions, and a $8.2 million provision for credit losses, net in the current year. Partially offsetting these increases was lower general and administrative expenses of $5.0 million due primarily from severance and stock based compensation acceleration charges for the departure of our former chief financial officer in 2020.

The decrease in other expenses, net, for the year ended December 31, 2021 was due to $18.1 million of debt extinguishment charges in the prior year.

The increase in FFO for our GLP Capital segment for the year ended December 31, 2021 is due to the items described above, excluding gains (losses) from the disposition of property and real estate depreciation. The increase in AFFO is due to the items described above, less the adjustments mentioned in the table above, primarily straight line rent adjustments, amortization expenses, stock based compensation costs, provision for credit losses, net and losses on debt extinguishment. Adjusted EBITDA for our GLP Capital segment for the year ended December 31, 2021, as compared to the prior year, also increased driven by the explanations above, as well as adjustments mentioned in the table above, primarily related to interest expense.

The net income of $19.2 million for our TRS Segment for the year ended December 31, 2021 as compared to a net loss of $2.3 million for the prior year is primarily related to strong reopening results in the current year at Hollywood Casino Baton Rouge and Hollywood Casino Perryville which in the prior year were closed temporarily from mid-March 2020 to May 2020 and June 2020, respectively, due to COVID-19. Additionally, the Company recorded a net after tax gain of $3.6 million on the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

Revenues

Revenues for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2021	2020	Variance	Variance
Rental income	$1,106,658	$1,031,036	$75,622	7.3%
Interest income from real estate loans	—	19,130	(19,130)	(100.0)%
Total income from real estate	1,106,658	1,050,166	56,492	5.4%
Gaming, food, beverage and other	109,693	102,999	6,694	6.5%
Total revenues	$1,216,351	$1,153,165	$63,186	5.5%

Total income from real estate

Total income from real estate increased $56.5 million, or 5.4%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Results for the current year benefited from the additions on the Bally's Master Lease, the Perryville Lease, the Morgantown Lease and the Casino Queen Master Lease which in the aggregate increased cash rental income by $29.5 million. Additionally, the Company benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Lease effective May 1, 2021 and the Penn Master Lease that became effective November 1, 2021. The aggregate impact of these escalations increased building base rent by $5.0 million for the year ended December 31, 2021. The Company had higher percentage rent on the Penn Master Lease in the current year of $15.2 million, due to the impact of the COVID-19 closures in 2020 and strong performance in the current year by Penn's Hollywood Casino Columbus and Hollywood Casino Toledo properties. Finally, the Company also had favorable straight line rent adjustments of $8.6 million and higher ground rent revenue gross ups of $3.7 million due to the impact of the temporary COVID-19 closures that occurred in 2020.

Partially offsetting these favorable variances were lower percentage rents of $3.7 million from the 2020 resets on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Meadows Lease which was driven primarily from the COVID-19 closures. Additionally, we had lower cash rental income of $1.8 million on the Amended and Restated Caesars Master Lease that became effective in July 2020 which lowered rent initially but removed variable rents going forward and provided for fixed escalation increases as previously described.

The reason for the decline in interest income from real estate loans was due to the CZR loan and Belterra Park Loan both being satisfied in 2020 as the Company acquired the real estate subject to the Lumière Place Lease and the Belterra Park Lease. See Note 8 in the Notes to the Consolidated Financial Statements for further details.

Details of the Company's income from real estate for the year ended December 31, 2021 was as follows (in thousands):

Year Ended December 31, 2021	Building base rent	Land base rent	Percentage rent	Total cash rental income	Straight-line rent adjustments	Ground rent in revenue (1)	Other rental revenue	Total rental income
Penn Master Lease	$280,338	$93,969	$97,814	$472,121	$8,926	$3,013	$12	$484,072
Amended Pinnacle Master Lease	230,230	71,256	26,779	328,265	(19,346)	7,430	—	316,349
Penn - Meadows Lease	15,811	—	9,046	24,857	2,288	—	195	27,340
Penn Morgantown	—	3,000	—	3,000	—	—	—	3,000
Penn Perryville	2,914	971	—	3,885	120	—	—	4,005
Caesars Master Lease	62,514	23,729	—	86,243	10,358	1,586	—	98,187
Lumiere Place Lease	22,875	—	—	22,875	544	—	—	23,419
BYD Master Lease	76,652	11,785	9,845	98,282	2,296	1,726	—	102,304
BYD Belterra Lease	2,709	1,894	1,817	6,420	(1,211)	—	—	5,209
Bally's Master Lease	23,111	—	—	23,111	—	4,832	—	27,943
Casino Queen Master Lease	9,388	—	5,424	14,812	18	—	—	14,830
Total	$726,542	$206,604	$150,725	$1,083,871	$3,993	$18,587	$207	$1,106,658

(1)    In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an     offsetting expense in land rights and ground lease expense within the consolidated statement of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue for our TRS Properties increased by $6.7 million, or 6.5%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The reason for the increase was due to the properties being closed in mid-March 2020 due to COVID-19. Hollywood Casino Baton Rouge reopened to the public on May 18, 2020 and Hollywood Casino Perryville reopened on June 19, 2020 with various restrictions to limit capacity in accordance with regulatory requirements. Results since reopening have exceeded the corresponding periods in the prior years as spend per visit has increased due to various factors such as pent up demand and government stimulus efforts, partially offset by the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2021	2020	Variance	Variance
Gaming, food, beverage and other	$53,039	$56,698	$(3,659)	(6.5)%
Land rights and ground lease expense	37,390	29,041	8,349	28.7%
General and administrative	61,245	68,572	(7,327)	(10.7)%
(Gains) losses from disposition of properties	(21,751)	(41,393)	19,642	(47.5)%
Depreciation	236,434	230,973	5,461	2.4%
Provision for credit losses, net	8,226	—	8,226	—
Total operating expenses	$374,583	$343,891	$30,692	8.9%

Gaming, food, beverage and other expense

Gaming, food, beverage and other expense for our TRS Properties decreased by approximately $3.7 million, or 6.5%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. As previously discussed, the Company sold the operations of Hollywood Casino Perryville on July 1, 2021 and the operations of Hollywood Casino Baton Rouge on December 17, 2021. Additionally, the TRS Properties were closed for part of 2020 due to COVID-19.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $8.3 million, or 28.7%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily from higher ground lease rents paid by our tenants in 2021 of $4.7 million that are primarily based on the facilities' revenues which increased due to the impact of COVID-19 in 2020 that resulted in temporary casino closures. We sublease these ground leases back to our tenants, who are responsible for payment directly to the applicable landlord. These amounts are required to be recorded in both revenue and expense within the consolidated statements of income as we have concluded that as the lessee the Company is the primary obligor under the ground leases. The Company also had higher land right amortization expense of $3.6 million due to the June 3, 2021 acquisition of Tropicana Evansville.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses decreased by $7.3 million, or 10.7%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This is primarily attributable to the negative impact from severance and stock acceleration charges of $6.3 million, related to the departure of our former chief financial officer as well as lower costs at our TRS Properties of $2.3 million primarily due to the sale of the operations of Hollywood Casino Perryville effective July 1, 2021, partially offset by higher bonus accruals in the current year.

Gains and losses from dispositions of property

For the year ended December 31, 2021, the Company sold the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which resulted in a combined pre-tax gain of $22.4 million. See Note 1 to the Consolidated Financial Statements for further information. In connection with the Exchange Agreement with Caesars, whereby the Company acquired Waterloo and Bettendorf to replace Tropicana Evansville under the Amended and Restated Caesars Master Lease, the Company recorded a non-cash gain of $41.4 million in the fourth quarter of 2020 which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment of $5.7 million.

Depreciation expense

Depreciation expense increased by $5.5 million, or 2.4%, to $236.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the Company's acquisitions over the past year.

Provision for credit losses,net

For the year ended December 31, 2021, the Company recorded a $12.2 million provision for credit losses on the Maryland Live! Lease which represented the Company's best estimate of losses over the life of the lease under ASC 326 "Credit Losses". See Note 2 to the Consolidated Financial Statements, Allowance for Credit Losses, for further discussion. Additionally, the Company recorded a $4 million recovery during the year ended December 31, 2021 for a payment received from Casino Queen in full satisfaction of a loan that was previously fully impaired.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2021	2020	Variance	Variance
Interest expense	$(283,037)	$(282,142)	$(895)	0.3%
Interest income	197	569	(372)	(65.4)%
Insurance gain	3,500	—	3,500	N/M
Losses on debt extinguishment	—	(18,113)	18,113	(100.0)%
Total other expenses	$(279,340)	$(299,686)	$20,346	(6.8)%

Insurance gain

For the year ended December 31, 2021, the Company recognized insurance gains of $3.5 million due to an insurance claim related to the temporary closures of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2020 related to COVID-19.

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

Taxes

Our income tax expense increased $24.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. During the year ended December 31, 2021, we had income tax expense of approximately $28.3 million, compared to income tax expense of $3.9 million during the year ended December 31, 2020. Our income tax expense is primarily driven from the operations of the TRS Segment, which are taxed at the corporate rate. Our effective tax rate (income taxes as a percentage of income before income taxes) was 5.0% and 0.8% for the years ended December 31, 2021 and 2020, respectively. The current year sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, as well as deferred tax write off related to the sale of Hollywood Casino Baton Rouge resulted in a $18.9 million increase to income tax expense in 2021.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $803.8 million and $428.1 million during the years ended December 31, 2021 and 2020, respectively. The increase in net cash provided by operating activities of $375.7 million for the year ended December 31, 2021 as compared to the prior year was primarily due to an increase in cash receipts from tenants and customers of $388.2 million, a decrease in cash paid to employees of $9.6 million and a decrease in cash paid for operating expenses of $2.5 million, partially offset by an increase in cash paid for taxes of $14.1 million and an increase in interest payments of $12.4 million. The increase in cash receipts collected from our tenants and customers was primarily due to $337.5 million in non-cash rent recognized in connection with the Tropicana Las Vegas and Morgantown transactions in 2020, higher rental income from the Bally's Master Lease, the Perryville Lease, the Morgantown Lease, and the Casino Queen Master Lease, and higher percentage rent on the Penn Master Lease due to strong results at Hollywood Casino Columbus and Hollywood Casino Toledo (which were closed for part of 2020 due to COVID-19), along with the strong reopenings of our TRS Properties, which were forced to close in mid-March 2020 due to the impact of COVID-19. These properties reopened in May 2020 and June 2020 as previously discussed. The reduction in cash paid to employees was primarily due to lower bonus payouts in 2021 related to 2020 performance that was negatively impacted by COVID-19 as well as the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and the sale of Hollywood Casino Baton Rouge on December 17, 2021. The increase in taxes paid was due to the sale of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and strong results at the TRS Properties prior to the sales. The increase in interest payments is due primarily from the $700 million 4.000% senior unsecured note offering that was completed in June and August of 2020.

Investing activities used net cash of $1,030.8 million and $9.5 million during the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities during the year ended December 31, 2021 consisted of $487.5 million for the acquisition of real estate assets in the Bally's acquisitions and $592.2 million for the acquisition of the real estate assets of Maryland Live! which was accounted for as an investment in lease, financing receivable. The Company also incurred capital expenditures of $16.2 million, partially offset by the net proceeds received for the sale of the operations of Hollywood Casino Perryville to Penn of $30.8 million, proceeds from the sale of the operations of Hollywood Casino Baton Rouge to Casino Queen of $28.2 million, a loan loss recovery of $4.0 million, and proceeds from the sale of property of $2.1 million. Net cash used in investing activities during the year ended December 31, 2020 primarily consisted of capital expenditures of $3.1 million and $5.9 million for the acquisition of real estate assets primarily related to the Evansville swap transaction.

Financing activities provided net cash of $443.1 million and $63.2 million during the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities for the year ended December 31, 2021 was driven by $795.0 million of proceeds from the issuance of long-term debt and $662.3 million of net proceeds from the issuance of common stock, partially offset by the repayment of long term debt of $363.4 million relating to the Maryland Live! transaction, dividend payments of $633.9 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.9 million. During the year ended December 31, 2020, the Company raised $2,076.4 million of proceeds from the issuance of long term debt and $320.9 million of net proceeds from the issuance of common stock. This was partially offset by repayments of long-term debt of $2,076.6 million, dividend payments of $230.5 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $15.3 million.

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

During the years ended December 31, 2021 and 2020 we spent approximately $2.3 million and $3.1 million respectively, for capital maintenance expenditures. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment at our TRS Properties. Our tenants are responsible for capital maintenance expenditures at our leased properties. However, during 2021, $5.2 million was incurred on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge and $8.7 million was incurred on capital project expenditures related to an expansion at Casino Queen.

Debt

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility"), consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility") which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company also closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 priced at an issue price equal to 98.827% of the principal amount. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 at an issue price equal to 103.824% of the principal amount. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At December 31, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the $424.0 million Term Loan A-2 facility. No amounts were outstanding under the Revolver. Additionally, at December 31, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

    At December 31, 2021, the Company had an outstanding balance of $6,175.0 million of senior unsecured notes (the "Senior Notes").

On December 13, 2021, the Company issued $800 million of 3.25% senior unsecured notes due January 2032 at an issue price equal to 99.376% of the principal amount. The proceeds are being used to partially finance the Company's acquisition of certain real estate assets in the Cordish transaction as described in Note 7.

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
The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI both of which are consolidated by GLPI, and are guaranteed on a senior unsecured basis by GLPI which such guarantees are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries through dividends or loans or to transfer assets from such subsidiaries, except as provided by applicable law and the covenants listed below. None of GLPI's other subsidiaries guarantee the Senior Notes.
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

GLPI owns all of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is “full and unconditional.”

Furthermore, as permitted under Rule 13-01(a)(4)(vi), we excluded the summarized financial information for the Issuers because the assets, liabilities and results of operations of the Issuers and GLPI are not materially different than the corresponding amounts in GLPI’s consolidated financial statements and we believe such summarized financial information would be repetitive and would not provide incremental value to investors.

At December 31, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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

LIBOR Transition

The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to our Revolver and our Term Loan A-2. Both of these debt instruments are indexed to LIBOR which is expected to be phased out through mid-2023. The discontinuance of LIBOR would affect our interest expense and earnings. The borrowings under our Amended Credit Facility will be subject to the expected LIBOR transition. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). We are currently monitoring the transition and cannot be certain whether SOFR will become the standard rate for our variable rate debt.

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facility, will be adequate to meet our anticipated debt service requirements, pending acquisition costs for our Pennsylvania transactions with Cordish that will total approximately $698 million, inclusive of estimated real estate transfer taxes and fees (of which $575 million will require cash with the remainder funded in additional operating units) and the $150 million purchase price for the real estate of Bally's Black Hawk and Rock Island properties, capital expenditures, working capital needs and dividend requirements. Additionally, we anticipate the sale of the non-land real estate assets at Tropicana Las Vegas to Bally's will result in $150.0 million of proceeds.

In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our ATM Program), issuance of additional operating partnership units, and/or debt offerings. In addition, although we have no significant debt maturities in 2022, the Company intends to refinance its Amended Credit Facility and certain senior unsecured note obligations in advance of their maturity dates in 2023. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,599.7 million at December 31, 2021. Furthermore, $6,175.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately two years to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2021 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates for our variable rate debt are based on implied forward LIBOR rates at December 31, 2021.

	1/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26 12/31/26	Thereafter	Total	Fair Value at 12/31/2021
	(in thousands)
Long-term debt:
Fixed rate	$—	$500,000	$400,000	$850,000	$975,000	$3,450,000	$6,175,000	$6,645,574
Average interest rate		5.38%	3.35%	5.25%	5.38%	4.36%

Variable rate	$—	$424,019	$—	$—	$—	$—	$424,019	$424,019
Average interest rate (1)		2.90%

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments surrounding the determination of lease term for any new or modified lease included the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the likelihood a tenant would exercise all renewal options.
•We evaluated the significant judgments made by management to determine the expected lease term by:
◦Evaluating the significance of the leased assets to the tenant’s operations by examining available information including tenant’s financial statements if available.

◦Evaluating the Company’s historical pattern of tenant lease modifications by examining both confirming and contradictory evidence.

◦Obtaining lease agreements to examine material lease provisions considered by management in their analysis.

Current Expected Credit Loss (“Expected Loss”) – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measures and record current expected credit losses (“CECL”), the scope of which includes Investments in leases - financing receivables. The Company elected to use an econometric default and loss rate model to estimate the CECL allowance. This model requires the Company to calculate and input lease and property specific credit and performance metrics which in conjunction with forward looking economic forecasts, project estimated credit losses over the life of the lease. A CECL allowance is recorded based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within the Company’s cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of the Company’s Investment in lease, financing receivable. The PD and LGD are estimated during the initial term of the lease. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model uses the average historical default rates and historical loss rates, respectively, dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivable. The Company will monitor the credit risk related to its financing receivable by obtaining the rent coverage ratios on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant.

The determination of the Company’s CECL allowance, including the forward looking economic forecasts, represents a critical audit matter due to the level of subjectivity and judgement involved. Auditing management’s allowance for credit losses requires a high degree of auditor judgment and increased extent of effort including the need to involve our credit specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses for the Company’s investments in financing leases included the following, among others:

•We tested the effectiveness of controls implemented by the Company related to the estimation of the allowance for credit losses, including the judgements involved in the determination of the macroeconomic factors applied to expected loss rate.

•We tested the inputs used in the calculation to determine the PD and LGD of the tenant by agreeing lease and property specific credit and performance metrics to independent data.

•With the assistance of our credit specialist, we evaluated the reasonableness of the methodology, appropriateness of the model and significant assumptions used by management to estimate the PD and LGD.

•We evaluated management’s expected loss rate by performing a peer benchmarking analysis.

/s/ Deloitte & Touche

New York, New York
February 24, 2022

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020

Assets
Real estate investments, net	$7,777,551	$7,287,158
Investment in leases, financing receivables, net	1,201,670	—
Property and equipment, used in operations, net	12,977	80,618
Assets held for sale	77,728	61,448
Real estate of Tropicana Las Vegas, net	—	304,831
Right-of-use assets and land rights, net	851,819	769,197
Cash and cash equivalents	724,595	486,451
Other assets	44,109	44,665
Total assets	$10,690,449	$9,034,368

Liabilities
Accounts payable	$779	$375
Dividend payable and accrued expenses	62,764	398
Accrued interest	71,810	72,285
Accrued salaries and wages	6,798	5,849
Gaming, property, and other taxes	502	146
Income taxes payable	5,166	—
Operating lease liabilities	183,945	152,203
Financing lease liabilities	53,309	—
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,552,372	5,754,689
Deferred rental revenue	329,068	333,061
Deferred tax liabilities	—	359
Other liabilities	33,796	39,985
Total liabilities	7,300,309	6,359,350

Commitments and Contingencies (Note 13)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and December 31, 2020)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized,247,206,937 and 232,452,220 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	2,472	2,325
Additional paid-in capital	4,953,943	4,284,789
Accumulated deficit	(1,771,402)	(1,612,096)
Total equity attributable to Gaming and Leisure Properties	3,185,013	2,675,018
Noncontrolling interests in GLPI's Operating Partnership (4,348,774 units and no units outstanding at December 31, 2021 and December 31, 2020, respectively	205,127	—
Total equity	3,390,140	2,675,018
Total liabilities and equity	$10,690,449	$9,034,368

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2021	2020	2019

Revenues
Rental income	$1,106,658	$1,031,036	$996,166
Interest income from real estate loans	—	19,130	28,916
Total income from real estate	1,106,658	1,050,166	1,025,082
Gaming, food, beverage and other	109,693	102,999	128,391
Total revenues	1,216,351	1,153,165	1,153,473

Operating expenses
Gaming, food, beverage and other	53,039	56,698	74,700
Land rights and ground lease expense	37,390	29,041	42,438
General and administrative	61,245	68,572	65,385
(Gains) losses from dispositions	(21,751)	(41,393)	92
Depreciation	236,434	230,973	240,435
Provision for credit losses, net	8,226	—	13,000
Total operating expenses	374,583	343,891	436,050
Income from operations	841,768	809,274	717,423

Other income (expenses)
Interest expense	(283,037)	(282,142)	(301,520)
Interest income	197	569	756
Insurance proceeds	3,500	—	—
Losses on debt extinguishment	—	(18,113)	(21,014)
Total other expenses	(279,340)	(299,686)	(321,778)

Income before income taxes	562,428	509,588	395,645
Income tax expense	28,342	3,877	4,764
Net income	$534,086	$505,711	$390,881
Net income attributable to noncontrolling interest in the Operating Partnership	(39)	—	—
Net income attributable to common shareholders	$534,047	$505,711	$390,881

Earnings per common share:
Basic earnings attributable to common shareholders	$2.27	$2.31	$1.82
Diluted earnings attributable to common shareholders	$2.26	$2.30	$1.81

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2018	214,211,932	$2,142	$3,952,503	$(1,689,038)	—	$2,265,607
Issuance of common stock, net of costs	1,500	—	(255)	—	—	$(255)
Stock option activity	26,799	—	592	—	—	592
Restricted stock activity	453,934	5	6,543	—	—	6,548
Dividends paid ($2.74 per common share)	—	—	—	(589,128)	—	(589,128)
Net income	—	—	—	390,881	—	390,881
Balance, December 31, 2019	214,694,165	2,147	3,959,383	(1,887,285)	—	2,074,245
Issuance of common stock, net of costs	9,207,971	92	320,781	—	—	320,873
Restricted stock activity	528,285	5	4,706	—	—	4,711
Dividends paid ($2.50 per common share)	8,021,799	81	(81)	(230,522)	—	(230,522)
Net income	—	—	—	505,711	—	505,711
Balance, December 31, 2020	232,452,220	2,325	4,284,789	(1,612,096)	—	2,675,018
Issuance of common stock, net of costs	14,394,709	144	662,194	—	—	662,338
Restricted stock activity	360,008	3	6,960	—	—	6,963
Dividends paid and accrued ($2.90 per common share)	—	—	—	(693,353)	—	(693,353)
Issuance of operating partnership units	—	—	—	—	205,088	205,088
Net income	—	—	—	534,047	39	534,086
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2021	2020	2019
Operating activities
Net income	$534,086	$505,711	$390,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,049	242,995	258,971
Amortization of debt issuance costs, bond premiums and discounts	9,929	10,503	11,455
(Gains) losses on dispositions	(21,751)	(41,393)	92
Deferred income taxes	5,326	451	(755)
Stock-based compensation	16,831	20,004	16,198
Straight-line rent adjustments	(3,993)	4,576	34,574
Deferred rent recognized	—	(337,500)	—
Losses on debt extinguishment	—	18,113	21,014
Provision for credit losses, net	8,226	—	13,000
(Increase) decrease,
Other assets	1,903	(6,628)	(6,070)
(Decrease), increase
Dividend payable, accounts payable and accrued expenses	(2,297)	(1,252)	(1,775)
Accrued interest	(475)	11,590	15,434
Accrued salaries and wages	(1,115)	(5,908)	(3,189)
Gaming, property and other taxes, other liabilities and income taxes	5,059	6,815	472
Net cash provided by operating activities	803,778	428,077	750,302
Investing activities
Capital project expenditures	(13,926)	(474)	—
Capital maintenance expenditures	(2,270)	(3,130)	(3,017)
Proceeds from sale of property and equipment	2,087	15	200
Proceeds from sale of operations, net of transaction costs	58,993	—	—
Loan loss recovery	4,000	—	—
Acquisition of real estate assets	(487,475)	(5,898)	—
Investment in leases - financing receivable	(592,243)	—	—
Net cash used in investing activities	(1,030,834)	(9,487)	(2,817)
Financing activities
Dividends paid	(633,901)	(230,522)	(589,128)
Taxes paid for shares withheld on restricted stock award vestings	(9,867)	(15,293)	(9,058)
Proceeds from issuance of common stock, net	662,338	320,873	(255)
Proceeds from issuance of long-term debt	795,008	2,076,383	1,358,853
Financing costs	(7,118)	(11,641)	(10,029)
Repayments of long-term debt and related costs	(363,391)	(2,076,631)	(1,496,828)
Net cash provided by (used in) financing activities	443,069	63,169	(746,445)
Net increase in cash and cash equivalents, including cash classified within assets held for sale	216,013	481,759	1,040
Decrease (increase) in cash classified within assets held for sale	22,131	(22,131)	—
Net increase in cash and cash equivalents	238,144	459,628	1,040
Cash and cash equivalents at beginning of period	486,451	26,823	25,783
Cash and cash equivalents at end of period	$724,595	$486,451	$26,823

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS, which together with the TRS Properties and GLP Holdings, Inc. is the Company's TRS segment (the "TRS Segment"). Finally in advance of our UPREIT transaction (as defined below), the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to Penn and is leasing the real estate to Penn pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen and is leasing the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. See Note 6 for additional information.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2021, GLPI’s portfolio consisted of interests in 51 gaming and related facilities, including approximately 35 acres of real estate at Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's) the real property associated with gaming and related facilities at Live! Casino & Hotel Maryland operated by The Cordish Companies ("Cordish") and the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company ("Casino Queen"). These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.6 million square feet. As of December 31, 2021, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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
Meadows Lease
The real estate assets of the Meadows Racetrack and Casino are leased to Penn pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i)4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to5%of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital L.P. ("GLP Capital"), the operating partnership of GLPI, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease year, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. This resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

Tropicana Las Vegas
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn continues to operate the casino and hotel business of the Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. See Note 6 for the anticipated sale of the building and sale-lease back of the land for this asset.
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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million ( loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the Consumer Price Index ("CPI") increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years. Finally, in 2021, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which has been previously impaired in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net during the year ended December 31, 2021.

Perryville Lease

On December 15, 2020, the Company announced that Penn exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to Penn on a triple net basis
(the "Perryville Lease").

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. GLPI will enter into a new triple net lease master lease with Cordish for Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh (the "Pennsylvania Live! Master Lease"), and GLPI entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into the Maryland Live! Lease which has an initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75 million and for the Pennsylvania Live! Master Lease will be $50 million both of which have or will have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary. The Pennsylvania transactions are expected to close in early 2022, subject to the receipt of regulatory approvals and other customary closing conditions.

COVID-19

In the first quarter of 2020, there was a global outbreak of a new strain of novel coronavirus COVID-19. The global, domestic and local response to the COVID-19 outbreak continues to evolve. Responses to the COVID-19 outbreak included mandates from federal, state, and/or local authorities that required temporary closures of, or imposed limitations on, the operations of non-essential businesses. All of the Company's tenants' casino operations, in addition to the Company's two TRS Properties, were closed in mid-March 2020. Our properties began reopening at limited capacity in May 2020 and by early July 2020 nearly all had resumed operations at limited capacity. However, in the fourth quarter of 2020, increased spread of COVID-19 led some jurisdictions to impose temporary closures once again. As of the date of this filing, none of our properties are closed and all of our tenants are current on their obligations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results may differ from those estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation, specifically deferred taxes and prepaid expenses have been classified in other assets on the Consolidated Balance Sheets.

Principles of Consolidation and Non-controlling interest

The consolidated financial statements include the accounts of GLPI and its subsidiaries as well as the Company's operating partnership, which is a variable interest entity ("VIE") in which the Company is the primary beneficiary. The Company presents non-controlling interests and classifies such interests as a separate component of equity, separate from GLPI's stockholders' equity and as net income attributable to noncontrolling interest in the Consolidated Statement of Income. See Note 18 for further discussion. All intercompany accounts and transactions have been eliminated in consolidation.

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
The Company continually monitors events and circumstances that could indicate that the carrying amount of its real estate investments may not be recoverable or realized. The factors considered by the Company in performing these assessments include evaluating whether the tenant is current on its lease payments, the tenant’s rent coverage ratio, the financial stability of the tenant and its parent company, and any other relevant factors. When indicators of potential impairment suggest that the carrying value of a real estate investment may not be recoverable, the Company determines whether the undiscounted cash flows from the underlying lease exceeds the real estate investments' carrying value. If we determine the estimated undiscounted cash flow are less than the asset's carrying value, then the Company would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value, calculated in accordance with GAAP. The Company groups its real estate investments together by lease, the lowest level for which identifiable cash flows are available, in evaluating impairment. In assessing the recoverability of the carrying value, the Company must make assumptions regarding future cash flows and other factors. The factors considered by the Company in performing this assessment include current operating results, market and other applicable trends and residual values, as well as the effect of obsolescence, demand, competition and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss.

Investment in Leases - Financing receivables
In accordance with ASC 842 - Leases ("ASC 842"), for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to the Company. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. The Company recognizes interest income on Investment in leases - financing receivables under the effective yield method. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded that the Maryland Live! Lease is required to be accounted for as an Investment in leases - financing receivable on our Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of the Maryland Live! Lease which was 39 years.
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
Depreciation of property and equipment is recorded using the straight-line method over the following estimated useful lives:

Land improvements	15 to 31 years
Building and improvements	5 to 31 years
Furniture, fixtures, and equipment	3 to 31 years
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
Real Estate Loans and Other Loans Receivable
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related real estate and/or operations. Loans for the purchase of real estate assets of gaming-related properties are classified as real estate loans on the Company's Consolidated Balance Sheets, while loans for an operator's general operations are classified as loans receivable on the Company's Consolidated Balance Sheets. Loans receivable are recorded on the Company's Consolidated Balance Sheets at carrying value which approximates fair value since collection of principal is reasonably assured. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's consolidated statements of income in the period earned, whereas interest income related to other loans receivable is recorded as non-operating interest income within the Company's consolidated statements of income in the period earned. The Company had no such loans outstanding at December 31, 2021 or December 31, 2020.

Lease Assets and Lease Liabilities
The Company determines whether a contract is or contains a lease at its inception. A lease is defined as the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use assets and lease liabilities are recorded on the Company's Consolidated Balance Sheet at the lease commencement date for leases in which the Company acts as lessee. Right-of-use assets represent the Company's rights to use underlying assets for the term of the lease and lease liabilities represent the Company's future obligations under the lease agreement. Right-of-use assets and lease liabilities are recognized at the lease commencement date based upon the estimated present value of the lease payments. As the rate implicit in the Company's leases (in which the Company acts as lessee) cannot readily be determined, the Company utilizes its own estimated incremental borrowing rates to determine the present value of its lease payments. Consideration is given to the Company's recent debt issuances, as well as publicly available data for instruments with similar characteristics, including tenor, when determining the incremental borrowing rates of the Company's leases.
The Company includes options to extend a lease in its lease term when it is reasonably certain that the Company will exercise those renewal options. In the instance of the Company's ground leases associated with its tenant occupied properties, the Company has included all available renewal options in the lease term, as it intends to renew these leases indefinitely. The Company accounts for the lease and nonlease components (as necessary) of its leases of all classes of underlying assets as a single lease component. Leases with a term of 12 months or less are not recorded on the Company's Consolidated Balance Sheets.
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
Other Assets
Other assets primarily consists of accounts receivable and deferred compensation plan assets (See Note 13 for further details on the deferred compensation plan). Other assets also include deferred taxes and prepaid expenditures for goods or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance, property taxes and other contracts that will be expensed during the subsequent year.
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

Revenue Recognition
The Company accounts for our investments in leases under ASC 842. Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a sales-type, direct financing or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a sales-type lease or direct financing lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized upon execution of the lease or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long term nature of our leases, the land and building components of an investment generally have the same lease classification.
The Company recognizes the related income from our financing receivables using an effective interest rate at a constant rate over the term of the applicable leases. As a result, the cash payments received under financing receivables will not equal the income recognized for accounting purposes. Rather, a portion of the cash rent the Company will receive is recorded as interest income with the remainder as a change to financing receivables. Initial direct costs incurred in connection with entering into financing receivables are included in the balance of the financing receivables. Such amounts will be recognized as a reduction to interest income from financing receivables over the term of the lease using the effective interest rate method. Costs that would have been incurred regardless of whether the lease was signed, such as legal fees and certain other third party fees, are expensed as incurred.

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured in accordance with ASC 842. Additionally, percentage rent that is fixed and determinable at the lease inception date is recorded on a straight-line basis over the lease term, resulting in the recognition of deferred rental revenue on the Company’s Consolidated Balance Sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when control of the facility has been transferred to the tenant.

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
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenues from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at the TRS Properties are derived from the properties' dining, retail and certain other ancillary activities and revenue for these activities is recognized as services are performed. As of December 31, 2021, the Company no longer operates gaming assets and therefore gaming revenue will no longer be recorded.

Allowance for Credit Losses

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables and real estate loans. The Company's adoption of Accounting Standards Update ASU 2016-13 on January 1, 2020 did not result in the Company recording any allowances against its real estate loans for expected losses.

We have elected to use an econometric default and loss rate model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in lease, financing receivable related to our Maryland Live! Lease. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD for this financing receivable. The PD and LGD are estimated during the initial term of the lease. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivable. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the Maryland Live! Lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants are current on all of their rental obligations as of December 31, 2021.

The CECL allowance is recorded as a reduction to our net Investments in leases - financing receivable, on our Consolidated Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Consolidated Statement of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, we will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. See Note 8 for further information.

Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. The Company recorded a recovery of $4 million for the year ended December 31, 2021 for the settlement of a loan that had been previously written off to Casino Queen.

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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2021.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the Consolidated Balance Sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of income. During the years ended December 31, 2021, 2020 and 2019, the Company recognized no penalties and interest, net of deferred income taxes.
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Finally, in advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021.
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
Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The effect of the conversion of the Operating Partnership ("OP") units to common shares is excluded from the computation on basic and diluted earnings per share because all net income attributable to the Noncontrolling interest holders are recorded as income attributable to non-controlling interests, thus is excluded from net income available to common shareholders. See Note 17 for further details on the Company's earnings per share calculations.

Segment Information

Consistent with how the Company’s Chief Operating Decision Maker (as such term is defined in ASC 280 - Segment Reporting) reviews and assesses the Company’s financial performance, the Company has two reportable segments, GLP Capital, L.P. (a consolidated subsidiary of GLPI through which GLPI owns substantially all of its real estate assets) and the TRS Segment. The GLP Capital reportable segment consists of the leased real property and represents the majority of the Company’s business. The TRS Segment consists of Hollywood Casino Perryville (until July 1, 2021 and subsequent to this date includes rental income from the Perryville Lease) and Hollywood Casino Baton Rouge (until December 17, 2021), as well as the real estate of Tropicana Las Vegas. The Company anticipates completing a transaction in the near future related to Tropicana Las Vegas. As such in 2022, the Company expects to have one reportable segment. See Note 19 for further information with respect to the Company’s segments.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2021, substantially all of the Company's real estate properties were leased to Penn, Caesars and Boyd. During the year ended December 31, 2021, approximately 75%, 11% and 10% of the Company's collective income from real estate was derived from tenant leases with Penn, Caesars and Boyd, respectively. Revenues from our tenants are reported in the Company's GLP Capital, L.P. reportable segment. Penn, Caesars and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to Penn, Caesars and Boyd's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2021, the Company's portfolio of 51 properties is diversified by location across 17 states.
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

3.    New Accounting Pronouncements

Accounting Pronouncements Adopted in 2021

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform ("ASU 2020-04"). Reference rates such as London Interbank Offered Rate ("LIBOR") are widely used in a broad range of financial instruments and other agreements. Regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as "reference rate reform", to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The one month, three month, six month and twelve month LIBOR rates are expected to be discontinued as of June 30, 2023. ASU 2020-04 provides optional expedients for applying the guidance for contract modifications or other situations affected by reference rate reform, specifically addressing the accounting for modifications of contracts within the scope of ASC Topic 310 on receivables, ASC 470 on debt, and ASC 842 on leases and ASC subtopic 815-15 on embedded derivatives. The adoption of this pronouncement had no material impact on the Company's Consolidated Financial Statements.

4.    Real Estate Investments

Real estate investments, net, represent investments in 50 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Land and improvements	$3,141,646	$2,667,616
Building and improvements	6,311,573	6,030,482
Construction in progress	5,699	—
Total real estate investments	9,458,918	8,698,098
Less accumulated depreciation	(1,681,367)	(1,410,940)
Real estate investments, net	$7,777,551	$7,287,158

The increase in real estate investments is primarily due to the acquisition of Dover Downs and Tropicana Evansville in a transaction with Bally's as well as the reclassification of the land associated with Tropicana Las Vegas from its own line item on the Company's Consolidated Balance Sheets as an agreement to sell the building and lease the land back to Bally's was entered into and is expected to close in the second half of 2022. The building has been reclassified to assets held for sale. Finally, the Company sold the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge during 2021 and leased back the real estate to Penn and Casino Queen, respectively. This resulted in an increase to real estate investments of $102.5 million. See Note 6 for further details on these transactions.

5.    Property and Equipment Used in Operations

Property and equipment used in operations, net, consists of the following.

	December 31, 2021	December 31, 2020
	(in thousands)
Land and improvements	$—	$30,540
Building and improvements	—	117,333
Furniture, fixtures, and equipment (1)	28,832	28,767
Construction in progress	—	474
Total property and equipment	28,832	177,114
Less accumulated depreciation (1)	(15,855)	(96,496)
Property and equipment, net	$12,977	$80,618

(1) The majority of the decline at December 31, 2021 compared to the prior year is related to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. See Note 6 for further details.

6. Assets Held for Sale

    As described in Note 1, the Company completed the sale of the operating assets at Hollywood Casino Perryville to Penn for $31.1 million and the operating assets of Hollywood Casino Baton Rouge to Casino Queen for $28.2 million during 2021. The operating assets of these two properties had been classified as assets held for sale at December 31, 2020. The Company recorded a pre-tax gain of $15.6 million ($11.3 million after-tax gain) on the sale of the operating assets of Hollywood Casino Perryville and a pre-tax gain of $6.8 million ($7.7 million after-tax loss) on the sale of the operating assets of Hollywood Casino Baton Rouge.

On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022. At December 31, 2021, the Company classified the building value of Tropicana Las Vegas in Assets held for sale and the land value in Real estate investments, net on the Consolidated Balance Sheet since the transaction is expected to close within 12 months of the most recent balance sheet date. At December 31, 2020, the Company classified the real property associated with Tropicana Las Vegas as a separate caption on the Consolidated Balance Sheet.
The Company's assets and liabilities held for sale were comprised of the following at December 31, 2021 and December 31, 2020, respectively (in thousands).

Assets	December 31, 2021	December 31, 2020
Property and equipment, used in operations, net	—	$8,780
Real Estate Tropicana LV, net	77,728	—
Right-of-use assets and land rights, net	—	263
Cash and cash equivalents	—	22,131
Prepaid expenses	—	2,473
Goodwill	—	16,067
Other intangible assets	—	9,577
Other assets	—	2,157
Total	77,728	61,448

Liabilities
Accounts payable	—	8
Accrued expenses	—	3,387
Accrued salaries and wages	—	2,064
Gaming, property and other taxes	—	398
Lease liabilities	—	262
Other liabilities	—	710
Total which is classified in Other Liabilities	—	6,829

The assets held for sale reside in the Company's TRS Segment. See Note 19 for the pre-tax income of this segment for the years ended December 31, 2021, 2020 and 2019.

7.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

As described in Note 1, the Company acquired the real property assets of Live! Casino & Hotel Maryland, on December 29, 2021. The purchase price allocation of these assets and liabilities based on their fair values at the acquisition date are summarized below (in thousands)

Investment in leases, financing receivables	$1,213,896
Lease Liabilities	(53,309)
Total Purchase Price	$1,160,587

The table above excludes the reserve for financing receivables of $12.2 million that was recorded through the Consolidated Statement of Operations for the year ended December 31, 2021.

As previously discussed in Note 1, on June 3, 2021, the Company completed its previously announced transaction with Bally's in which the real estate assets of Tropicana Evansville and Dover Downs Hotel & Casino were acquired. The final purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$219,579
Building and improvements	201,430
Real estate investments, net	421,009
Right-of-use assets and land rights, net	101,813
Lease liabilities	(35,372)
Total purchase price	$487,450

Pending acquisitions

As discussed in Note 1, the Company anticipates closing of the acquisition of the assets comprising the Pennsylvania Live! Master Lease from Cordish in early 2022 subject to the receipt of regulatory approvals and other customary closing conditions. Total consideration of approximately $674 million will consist of 3.0 million OP Units and cash. Annual rent under the Pennsylvania Live! Master Lease will be $50 million and will have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and its recently acquired property in Rock Island, IL, in a transaction that is subject to regulatory approval. Total consideration for the acquisition is $150.0 million and the parties expect to add the properties to the Bally's Master Lease for incremental rent of $12 million. This transaction is expected to close in the second half of 2022.

In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of 7 years.

On April 13, 2021, Bally’s also agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI would retain ownership of the land and will concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022.

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

Prior year acquisitions

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

The Company recorded an initial land and building value of $226.2 million and $81.3 million, respectively. During the year ended December 31, 2020 depreciation expense of $2.7 million was recorded. Additionally, deferred rent of $307.5 million was recorded at the acquisition date, which was fully recognized for the year ended December 31, 2020.

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

8. Investment in leases, financing receivables, net and other receivables

In connection with the Maryland Live! Lease that became effective on December 29, 2021, the Company recorded an investment in leases, financing receivables, net, as the sale lease back transaction was accounted for as a failed sale leaseback. The following is a summary of the balances of the Company's investment in leases, financing receivables.

December 31, 2021
(in thousands)
Minimum lease payments receivable	$4,012,937
Estimated residual values of lease property (unguaranteed)	601,947
Gross investment in leases, financing receivables	4,614,884
Less: Unearned income	(3,400,988)
Less: Allowance for credit losses	(12,226)
Net Investment in leases, financing receivables	$1,201,670

The net investment in the lease payment receivable and unguaranteed residual value at December 31, 2021 was $1,178.0 million and $35.9 million, respectively.

At December 31, 2021, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables was as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2022	$77,200
2023	77,222
2023	77,244
2025	78,579
2026	79,937
Thereafter	3,622,755
Total	$4,012,937

The rollforward of the allowance for credit losses for the Company's financing receivables is illustrated below.

(in thousands)
Balance at December 31, 2020	$—
Provision for expected credit losses	12,226
Ending balance at December 31, 2021	$12,226

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

On October 15, 2018, Boyd purchased the real estate assets of Belterra Park from Pinnacle for a cash purchase price of $57.7 million, exclusive of transaction fees. Financing for the transaction was provided by the Company in the form of the Belterra Park Loan. The Belterra Park Loan's initial interest rate was equal to 11.11% and the loan matured in connection with the expiration of the Boyd Master Lease (as may be extended at the tenant's option to April 30, 2051). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease.

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
During 2019, the operating results of Casino Queen continued to decline, the secured debt of Casino Queen was sold to a third-party casino operator at a discount and the Company no longer expected the loan to be repaid. Therefore, the Company recorded an impairment charge of $13.0 million through the Consolidated Statement of Income for the year ended December 31, 2019.
    Casino Queen was closed in mid-March due to COVID-19 and Casino Queen was in payment default on their lease starting in April 2020. The Company entered into a deferred rental agreement with Casino Queen in 2020 to permit the tenant to defer payments in the event the property was closed due to COVID-19. As such, the tenant deferred payments temporarily in 2020 and 2021 however all such delinquent rental payments were received in the fourth quarter of 2020. Additionally, during the year ended December 31, 2021, the Company received a $4.0 million payment in full satisfaction of the Casino Queen Loan in connection with the HCBR transaction which was recorded as a provision for credit losses, net, on the Consolidated Statement of Income.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets - operating leases (1) (2)	$183,136	$151,339
Land rights, net	668,683	617,858
Right-of-use assets and land rights, net	$851,819	$769,197

(1) The increase in right of use assets - operating leases relates to a ground lease acquired in connection with the Tropicana Evansville transaction which closed on June 3, 2021.

(2) In addition, there is $0.3 million of operating lease right-of-use assets included in assets held for sale for the year ended December 31, 2020.

The Greenville Inn property lease was not renewed by the Company's tenant, resulting in the acceleration of $3.4 million of land right amortization expense related to the long-term ground lease at this property and bringing the net book value of this land right to zero at December 31, 2021.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Land rights	$730,783	$667,751
Less accumulated amortization	(62,100)	(49,893)
Land rights, net	$668,683	$617,858

The increase from December 31, 2020 relates to land rights recorded in connection with the Tropicana Evansville acquisition which closed on June 3, 2021.

As of December 31, 2021, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2022	$13,209
2023	13,209
2024	13,209
2025	13,209
2026	13,209
Thereafter	602,638
Total	$668,683

Operating Lease Liabilities

At December 31, 2021, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$13,561
2023	13,556
2024	13,505
2025	13,452
2026	13,459
Thereafter	610,693
Total lease payments	$678,226
Less: interest	(494,281)
Present value of lease liabilities	$183,945
.

Lease Expense

Operating lease costs represent the entire amount of expense recognized for operating leases that are recorded on the Consolidated Balance Sheets. Variable lease costs are not included in the measurement of the lease liability and include both lease payments tied to a property's performance and changes in an index such as the CPI that are not determinable at lease commencement, while short-term lease costs are costs for those operating leases with a term of 12 months or less.

The components of lease expense were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Operating lease cost	$12,959	$13,907
Variable lease cost	9,075	3,364
Short-term lease cost	947	625
Amortization of land right assets	15,616	12,022
Total lease cost	$38,597	$29,918

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

Supplemental Disclosures Related to Operating Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2021
Weighted average remaining lease term - operating leases	51.79 years
Weighted average discount rate - operating leases	6.6%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1) (2)	$1,617	$1,600

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (2)	$35,372	$95

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

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At December 31, 2021, maturities of this finance lease were as follows (in thousands):

Year ending December 31,
2023	$2,200
2024	2,222
2025	2,244
2026	2,267
2027	2,289
Thereafter	304,371
Total lease payments	$315,593
Less: Interest	(262,284)
Present value of finance lease liability	$53,309

10. Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The only goodwill of the Company was recorded on the books of Hollywood Casino Baton Rouge, in connection with Penn's purchase of this entity prior to the Spin-Off. The only intangible assets of the Company was related to Hollywood Casino Perryville's gaming license that was recognized by Penn prior to the Spin-Off. The original assets and liabilities of GLPI, including goodwill and intangible assets were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of ASC 505.

There were no changes in the carrying value of goodwill or intangible assets for the years ended December 31, 2020 and 2019. As described in Note 6, the Company's goodwill and intangible asset balance at December 31, 2020 had been reclassified to Assets held for sale. Since the operations of both Hollywood Casino Baton Rouge and Hollywood Casino Perryville were sold in 2021, the Company no longer has any goodwill or intangible assets on its Consolidated Balance Sheet at December 31, 2021.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents (1)	$724,595	$724,595	$486,451	$486,451
Investment in leases, financing receivables, net (2)	1,201,670	1,213,896	—	—
Deferred compensation plan assets	34,549	34,549	35,514	35,514
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	424,019	424,019	424,019	424,019
Senior unsecured notes	6,175,000	6,645,574	5,375,000	6,026,840

(1) In addition, there was $22.1 million in cash and cash equivalents in assets held for sale at December 31, 2020.
(2) The fair value materially approximates the purchase price of the acquisition of these financial assets given the     transaction closed on December 29, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.

12.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Unsecured $1,175 million revolver	$—	$—
Unsecured term loans A-2	424,019	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	—
Other	725	860
Total long-term debt	6,599,744	5,799,879
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(47,372)	(45,190)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,552,372	$5,754,689

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2021 (in thousands):

2022	$142
2023	924,168
2024	400,156
2025	850,164
2026	975,114
Over 5 years	3,450,000
Total minimum payments	$6,599,744

Senior Unsecured Credit Facility

Prior to June 25, 2020, the Company's senior unsecured credit facility (the "Credit Facility"), consisted of a $1,175 million revolving credit facility (the "Revolver") with a maturity date of May 21, 2023, and a $449 million Term Loan A-1 facility with a maturity date of April 28, 2021.

The Company fully drew down on its Revolver in the first quarter of 2020 to increase its liquidity position and repay certain senior unsecured notes as described below. On June 25, 2020, the Company entered into an amendment to the Credit Facility (as amended, the "Amended Credit Facility") which extended the maturity date of approximately $224 million of outstanding Term Loan A-1 facility borrowings to May 21, 2023, which term loans are now classified as a new tranche of term loans (Term Loans A-2). Additionally, the Company borrowed incremental Term Loans A-2 totaling $200 million. Furthermore, on June 25, 2020, the Company also closed on an offering of $500 million of 4.00% unsecured senior notes due in January 2031 priced at an issue price equal to 98.827% of the principal amount. The Company utilized the proceeds from these two financings along with cash on hand to repay all outstanding obligations under its Revolver. On August 18, 2020, the Company borrowed an additional $200 million of 4.00% unsecured senior notes due in January 2031 priced at an issue price equal to 103.824% of the principal amount. The Company utilized the net proceeds from this additional borrowing to repay indebtedness under the Term Loan A-1 facility.

At December 31, 2021, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the $424.0 million Term Loan A-2 facility. No amounts were outstanding under the Revolver. Additionally, at December 31, 2021, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2021, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At December 31, 2021, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2021, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

    At December 31, 2021, the Company had an outstanding balance of $6,175.0 million of senior unsecured notes (the "Senior Notes").

On December 13, 2021, the Company issued $800 million of 3.25% senior unsecured notes due January 2032 at an issue price equal to 99.376% of the principal amount. The proceeds are being used to partially finance the Company's acquisition of certain real estate assets in the Cordish transaction as described in Note 7.

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
The Senior Notes were issued by GLP Capital, L.P. and GLP Financing II, Inc. (the "Issuers"), two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.
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

At December 31, 2021, the Company was in compliance with all required financial covenants under its Senior Notes.

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
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.3 million for each of the years ended December 31, 2021, 2020 and 2019.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2021, 2020 and 2019 were $0.5 million, $0.7 million and $0.6 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the Consolidated Balance Sheets, was $33.8 million and $32.4 million at December 31, 2021 and 2020, respectively. Assets held in the Trust were $34.5 million and $35.5 million at December 31, 2021 and 2020, respectively, and are included in other assets within the Consolidated Balance Sheets.

14. Revenue Recognition

Revenues from Real Estate

As of December 31, 2021, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease and the land under a Penn development facility subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease, Boyd under the Belterra Park Lease, Penn under the Perryville Lease and Cordish under the Maryland Live! Lease.

Guarantees
The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease, Perryville Lease and Morgantown Lease are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease and Bally's Master Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease are guaranteed by the subsidiary that operates the facility.

Rent
The rent structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to Penn's opening of a competing facility) (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor which equals $22.9 million annually.

Similar to the Penn Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Bossier City Boomtown property due to Penn's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline. The Amended Pinnacle Master Lease reset on May 1, 2020 which resulted in an annual decline of $5.0 million.

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized to the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenants' option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In the fifth and sixth lease years the building base rent escalates at 1.25%. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter. In addition, the guaranteed fixed escalations in the new initial lease term will be recognized on a straight line basis.

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

On September 29, 2020, the Company acquired the real estate of Lumière Place in satisfaction of the CZR loan, subject to the Lumière Place Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenants' option. The Lumière Place Lease's rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

The initial rent under the Casino Queen Master Lease is $21.4 million and such amount increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. The Company will also complete the current landside development project that is in process and rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% on GLPI's project costs.

The Perryville Lease that became effective on July 1, 2021 has an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.

The Bally's Master Lease rent is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in CPI.

The Maryland Live! Lease rent is $75 million and increases by 1.75% upon the second anniversary of the lease commencement. This lease was accounted for as an Investment in leases, financing receivable. See Note 8 for the further information including the future annual cash payments to be received under the lease.

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

Costs

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

Lease terms

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

The Casino Queen Master Lease became effective December 17, 2021 and required an accounting reassessment due to changes in the rent and lease terms. The Company concluded the lease term is limited to its initial 15 year term. This was due to several factors that were not present at the inception of the original Casino Queen Lease. Since the formation of the Company on November 1, 2013, the Company has reassessed four of its nine leases that were originated prior to 2021. All four of these reassessments were done before the completion of their original initial lease terms. Additionally, Pinnacle sold its operations to Penn for fair value whose underlying real estate for the casino operations were leased from the Company. Finally, additional competitive threats have emerged in the regional markets for the properties in the Casino Queen Master Lease that were not present previously, particularly in the state of Illinois with respect to additional competitive pressures from video gaming terminals that have rapidly expanded in the state and continue to take market share from land based casinos. We believe all these factors preclude the Company from concluding all renewal periods are reasonably assured to be exercised in the Casino Queen Master Lease.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars or Boyd would elect to exercise all lease renewal options under the Caesars Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception; therefore, the Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease term of the Boyd Master Lease is 10 years, equal to the initial term of such master lease.

The Belterra Park Lease, Perryville Lease, Morgantown Lease, Maryland Live! Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options; as such the lease term of these leases is equal to their initial terms.

Details of the Company's rental income for the year ended December 31, 2021 was as follows (in thousands):

Year Ended December 31, 2021
Building base rent (1)	$726,542
Land base rent	206,604
Percentage rent	150,725
Total cash rental income	$1,083,871
Straight-line rent adjustments	3,993
Ground rent in revenue	18,587
Other rental revenue	207
Total rental income	$1,106,658

(1) Building base rent is subject to the annual rent escalators described above.

As of December 31, 2021, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2022	$1,055,300	$24,905	$12,311	$1,092,516
2023	1,030,381	33,169	12,313	1,075,863
2024	998,598	31,805	12,315	1,042,718
2025	1,000,443	30,199	12,318	1,042,960
2026	935,217	24,755	11,252	971,224
Thereafter	12,192,059	184,235	87,296	12,463,590
Total	$17,211,998	$329,068	$147,805	$17,688,871
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
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. During the years ended December 31, 2020 and 2019, the Company recognized interest income from these real estate loans of $19.1 million and $28.9 million, respectively. No loans were outstanding during the year ended December 31, 2021.
Gaming, Food, Beverage and Other Revenues
Gaming revenue generated by the TRS Properties mainly consists of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at our TRS Properties are derived from our dining, retail and certain other ancillary activities. During the years ended December 31, 2021, 2020 and 2019, the Company recognized gaming, food, beverage and other revenue of $109.7 million, $103.0 million, and $128.4 million, respectively.

Finally, the Company recorded $3.5 million of insurance recoveries related to business interruption insurance at December 31, 2021 related to the temporary closures of the Company's TRS Properties during 2020. This amount was recorded as a reduction in other expenses on the Consolidated Statements of Income.

15.    Stock-Based Compensation
As of December 31, 2021, the Company had 3,397,430 shares available for future issuance under the Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan"). The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2021, there was $3.1 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.69 years. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.2 million, $9.3 million and $7.5 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2021, 2020 and 2019, was $9.9 million, $13.7 million and $10.1 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2021 and 2020:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	316,971	$34.10
Granted	275,456	$28.29
Released	(331,868)	$25.65
Canceled	(7,999)	$38.46
Outstanding at December 31, 2020	252,560	$38.72
Granted	237,492	$29.82
Released	(233,539)	$27.07
Canceled	(1,849)	$40.99
Outstanding at December 31, 2021	254,664	$41.10

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases and meet a minimum market capitalization. As of December 31, 2021, there was $11.3 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.72 years.  For the years ended December 31, 2021, 2020 and 2019, the Company recognized $9.6 million, $10.7 million and $8.7 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2021, 2020, and 2019 was $14.9 million, $23.4 million, and $14.7 million respectively.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2021 and 2020:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	1,383,334	$18.77
Granted	504,000	$23.62
Released	(561,667)	$18.51
Canceled	(131,673)	$20.74
Outstanding at December 31, 2020	1,193,994	$20.72
Granted	478,000	$24.89
Released	(366,888)	$20.64
Canceled	—	$—
Outstanding at December 31, 2021	1,305,106	$22.27

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
The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2021	2020
	(in thousands)
Deferred tax assets:
Accrued expenses	$—	$1,508
Property and equipment	—	6,443
Interest expense	1,560	1,170
Net operating losses	438	310
Gross deferred tax assets	1,998	9,431
Less: valuation allowance	(1,758)	(1,731)
Net deferred tax assets	240	7,700
Deferred tax liabilities:
Property and equipment	(240)	(556)
Intangibles	—	(1,813)
Net deferred tax liabilities	(240)	(2,369)
Net:	$—	$5,331

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

As of December 31, 2021 and 2020, the valuation allowance against deferred tax assets was $1.8 million and $1.7 million, respectively. The valuation allowance balance is associated mainly with net operating losses, disallowed interest expense carryforward, and other additional deferred tax assets. Deferred tax assets, net are included within other assets on the Consolidated Balance Sheets.
The provision for income taxes charged to operations for years ended December 31, 2021, 2020 and 2019 was as follows:

Year ended December 31,	2021	2020	2019
	(in thousands)
Current tax expense
Federal	$16,363	$1,111	$3,005
State	6,653	2,315	2,514
Total current	23,016	3,426	5,519
Deferred tax (benefit) expense
Federal	3,534	467	(667)
State	1,792	(16)	(88)
Total deferred	5,326	451	(755)
Total provision	$28,342	$3,877	$4,764
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2021, 2020 and 2019:

Year ended December 31,	2021	2020	2019
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Deferred tax impact of TRS tax-free liquidation	2.3%	—%	—%
State and local income taxes	0.7%	0.4%	0.5%
Valuation allowance	0.3%	0.3%	—%
REIT conversion benefit	(19.3)%	(21.0)%	(20.3)%
Goodwill impairment charges	—%	—%	—%
Other miscellaneous items	—%	0.1%	—%
	5.0%	0.8%	1.2%

The increase in the effective income tax rate for the year ended December 31, 2021 is primarily due to the sale of the membership interests of Louisiana Casino Cruises, LLC, the sale of the membership interests of Penn Cecil Maryland, LLC and the liquidation of GLP Holdings, Inc.

Year ended December 31,	2021	2020	2019
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$118,110	$107,013	$83,086
Deferred tax impact of TRS tax-free liquidation	13,036	—	—
State and local income taxes	3,763	1,955	2,051
Valuation allowance	1,758	1,731	—
REIT conversion benefit	(108,315)	(106,839)	(80,397)
Permanent differences	11	16	23
Other miscellaneous items	(21)	1	1
	$28,342	$3,877	$4,764

The Company is still subject to federal income tax examinations for its years ended December 31, 2017 and forward.

17. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	235,472	218,817	214,667
Assumed conversion of restricted stock awards	153	76	117
Assumed conversion of performance-based restricted stock awards	606	880	1,002
Diluted weighted-average common shares outstanding	236,231	219,773	215,786

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$534,047	$505,711	$390,881
Less: Net income allocated to participating securities	(346)	(583)	(576)
Net income for earnings per share purposes	$533,701	$505,128	$390,305
Weighted-average common shares outstanding	235,472	218,817	214,667
Basic EPS	$2.27	$2.31	$1.82

Calculation of diluted EPS:
Net income attributable to common shareholders	$534,047	$505,711	$390,881
Diluted weighted-average common shares outstanding	236,231	219,773	215,786
Diluted EPS	$2.26	$2.30	$1.81

Antidilutive securities excluded from the computation of diluted earnings per share	70	—	—

18.      Equity

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

During the year ended December 31, 2021, GLPI sold 5,539,709 of its common stock at an average price of $49.07 per share under the 2019 ATM Program, which generated net proceeds of approximately $270.7 million. Program commencement to date, the Company has sold 5,549,180 of its common stock at an average price of $49.06 per share, which generated net proceeds of approximately $270.6 million. As of December 31, 2021, the Company had $327.7 million remaining for issuance under the 2019 ATM Program and had not entered into any forward sale agreements.

During the fourth quarter of 2021 and 2020, the Company issued 8.9 million shares at $44.24 per share and 9.2 million shares at $36.25 per share, respectively of common stock to partially finance the funding required for the Cordish and Bally's transactions, respectively. See Note 7 for further details.

Noncontrolling Interests

As partial consideration for the Cordish transaction (See Note 1), the Company's operating partnership issued 4,348,774 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). As of December 31, 2021, the Company holds a 98.28% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Consolidated Balance Sheet.

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1) (2)
						(in thousands)
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876
August 27, 2021	September 10, 2021	Common Stock	$0.67	Third Quarter 2021	September 24, 2021	$159,426
November 29, 2021	December 9, 2021	Common Stock	$0.67	Fourth Quarter 2021	December 23, 2021	$165,628
December 17, 2021	December 27, 2021	Common Stock	$0.24	Fourth Quarter 2021	January 7, 2022	$59,330
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071
August 6, 2020	August 17, 2020	Common Stock	$0.60	Third Quarter 2020	September 25, 2020	$130,697
November 5, 2020	November 16, 2020	Common Stock	$0.60	Fourth Quarter 2020	December 24, 2020	$137,943
2019
February 19, 2019	March 8, 2019	Common Stock	$0.68	First Quarter 2019	March 22, 2019	$145,954
May 28, 2019	June 14, 2019	Common Stock	$0.68	Second Quarter 2019	June 28, 2019	$145,978
August 20, 2019	September 6, 2019	Common Stock	$0.68	Third Quarter 2019	September 20, 2019	$145,984
November 26, 2019	December 13, 2019	Common Stock	$0.70	Fourth Quarter 2019	December 27, 2019	$150,285

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

(2) On December 17, 2021, the Company declared a special earnings and profits dividend related to the sale of the operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge of $0.24 per share on the Company's common stock. The dividend was accrued in 2021 and paid on January 7, 2022. In addition, dividend payments of $61 thousand were made to GLPI restricted stock award holders.

In addition, for the years ended December 31, 2021, 2020 and 2019, dividend payments were made to GLPI restricted stock award holders in the amount of $0.7 million, $0.8 million and $0.9 million, respectively. Dividends distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643). Dividends distributed to the Company's employees on September 25, 2020 were paid $32 thousand in cash and $217 thousand in stock (5,746 shares at $37.7635). Dividends distributed to the Company's employees on December 24, 2020 were paid $34 thousand in cash and $118 thousand in stock (2,722 shares at $43.3758).

A summary of the Company's common stock distributions for the years ended December 31, 2021, 2020 and 2019 is as follows (unaudited):

	Year Ended December 31,
	2021	2020	2019
	(in dollars per share)
Qualified dividends	$0.22552	$—	$0.0387
Non-qualified dividends	2.58944	2.4517	2.2649
Capital gains	0.01199	0.0025	0.0353
Non-taxable return of capital	0.03215	0.0458	0.4011
Total distributions per common share (1)	$2.86	$2.50	$2.74

Percentage classified as qualified dividends	7.89%	—%	1.41%
Percentage classified as non-qualified dividends	90.57%	98.07%	82.66%
Percentage classified as capital gains	0.42%	0.10%	1.29%
Percentage classified as non-taxable return of capital	1.12%	1.83%	14.64%
	100.00%	100.00%	100.00%

(1) A portion of the $0.24 dividend declared on December 27, 2021 and paid on January 7, 2022 is treated as a 2022 distribution for federal income tax purposes.

19.    Segment Information

The following tables present certain information with respect to the Company’s segments. As discussed in Note 1, due to the recently completed transactions in the TRS Segment, the Company anticipates that GLP Capital will be the Company's only reportable segment in 2022. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	GLP Capital	TRS Segment	Total
	(in thousands)
For the year ended December 31, 2021
Total revenues	$1,102,653	$113,698	$1,216,351
Income from operations	781,226	60,542	841,768
Interest expense (1)	265,634	17,403	283,037
Income before income taxes	515,787	46,641	562,428
Income tax expense	904	27,438	28,342
Net income	514,883	19,203	534,086
Depreciation	232,214	4,220	236,434
Capital project expenditures	9,834	4,092	13,926
Capital maintenance expenditures	65	2,205	2,270

For the year ended December 31, 2020
Total revenues	$1,050,166	$102,999	$1,153,165
Income from operations	792,467	16,807	809,274
Interest expense (1)	266,163	15,979	282,142
Income before income taxes	508,757	831	509,588
Income tax expense	697	3,180	3,877
Net income (loss)	508,060	(2,349)	505,711
Depreciation	222,041	8,932	230,973
Capital project expenditures	—	474	474
Capital maintenance expenditures	186	2,944	3,130

For the year ended December 31, 2019
Total revenues	$1,025,082	$128,391	$1,153,473
Income from operations	694,215	23,208	717,423
Interest expense (1)	291,114	10,406	301,520
Income before income taxes	382,841	12,804	395,645
Income tax expense	657	4,107	4,764
Net income	382,184	8,697	390,881
Depreciation	232,708	7,727	240,435
Capital project expenditures	—	—	—
Capital maintenance expenditures	22	2,995	3,017

Balance sheet at December 31, 2021
Total assets	$10,386,561	$303,888	$10,690,449

Balance sheet at December 31, 2020
Total assets	$8,590,190	$444,178	$9,034,368

(1)    Interest expense is net of intercompany interest eliminations of $17.4 million for the year ended December 31, 2021 compared to $16.0 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.

20.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2021	2020	2019
	(in thousands)
Cash paid for income taxes, net of refunds received	$17,499	$3,383	$5,554
Cash paid for interest	273,482	261,127	274,530

Noncash Investing and Financing Activities

On December 29, 2021, as part of the consideration for the real estate assets of Live! Casino & Hotel Maryland, the Company issued 4.35 million OP Units that were valued at $205.1 million and assumed debt of $363.3 million that was repaid after closing. The Company also recorded a $53.3 million increase to lease liabilities for a right of use liability associated with a land lease with an increase to Investment in leases, financing receivables in connection with the transaction. In connection with the June 3, 2021 transaction with Bally's the Company recorded a $36.4 million increase to right of use assets and land rights, net and lease liabilities for a right of use liability associated with a land lease.

As described in Note 1 and Note 6, during the year ended December 31, 2021, the Company sold the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and leased the underlying real estate to third party operators. This resulted in the reclassification of $67.1 million of net assets from property, plant and equipment used in operations to real estate investments, net on the Consolidated Balance Sheets.

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

As previously discussed, the Company declared a dividend on December 27, 2021, totaling $59.3 million, that was paid on January 7, 2022 and that was accrued at December 31, 2021. Finally, see Note 18 for a description of the stock dividend that was distributed in 2020. The Company did not engage in any other noncash investing and financing activities during the years ended December 31, 2021, 2020 and 2019.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (7)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,222	$342,392	$357,614	$176,425	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	76,812	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	(20)	19,194	101,104	120,298	67,090	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	4,883	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	50,648	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	67,635	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	154,480	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	95,087	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	50,237	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	41,169	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	24,892	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	59,315	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	76,800	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	31,149	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	54,723	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	110,702	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	20,515	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	22,160	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	1,730	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	25	243,117	334,024	577,141	36,155	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	15,368	1997	4/28/2016	31

Belterra Casino Resort	Florence, IN	—	63,420	172,875	—	63,420	172,875	236,295	22,216	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	13,588	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	20,569	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	12,725	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	—	14,831	310,877	325,708	40,548	2005	4/28/2016	31
Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	7,609	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	14,950	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	26,351	2010	4/28/2016	31
Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	36,271	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	48,379	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,785	61,550	—	48,785	61,550	110,335	9,985	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	12,818	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center (1)	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	3,644	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	(2,864)	179,598	140,440	320,038	29,503	2006	9/9/2016	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	8,700	70,716	78,714	149,430	21,160	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	40,736	1981	10/1/2018	31
Tropicana Evansville (2)	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Tropicana Evansville-Bally's	Evansville, IN	—	120,473	153,130		120,473	153,130	273,603	2,840	1995	6/3/2021	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	9,339	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	2,244	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	—	11,873	52,400	64,273	7,118	1994	10/1/2018	31
Isle Casino Waterloo (2)	Waterloo, IA	—	64,263	77,958	—	64,263	77,958	142,221	2,620	2005	12/18/2020	31
Isle Casino Bettendorf (2)	Bettendorf, IA	—	29,636	85,150	—	29,636	85,150	114,786	2,861	2015	12/18/2020	31
Lumiere Place (1)	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	9,527	2005	10/1/2020	31
Hollywood Casino Morgantown (3)	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
Hollywood Casino Perryville	Perryville, MD		31,079	23,266	—	31,079	23,266	54,345	16,487	2010	07/1/2021	31
Dover Downs Hotel & Casino	Dover, DE		99,106	48,300	—	99,106	48,300	147,406	3,330	1995	06/3/2021	31
Hollywood Casino Baton Rouge	Baton Rouge, LA		7,320	40,812	—	7,320	46,511	53,831	24,263	1994	12/17/2021	31
Tropicana Las Vegas (6)	Las Vegas NV		226,160	—	—	226,160	—	226,160	—	1955	4/16/20	N/A
		—	3,195,438	6,267,097	(25,413)	3,141,913	6,300,907	9,442,820	1,679,656
Headquarters Property:

GLPI Corporate Office (4)	Wyomissing, PA	—	750	8,465	85	750	8,550	9,300	1,711	2014/2015	9/19/2014	31
Other Properties
Other owned land (5)	various	—	6,798	—	—	6,798	—	6,798	—
		$—	$3,202,986	$6,275,562	$(25,328)	$3,149,461	$6,309,457	$9,458,918	$1,681,367

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

(6)    On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and
Casino, Inc. At December 31, 2021, the Company classified the building value of Tropicana Las Vegas in Assets held for sale and the land value in Real estate investments, net on the Consolidated Balance Sheet since the transaction is expected to close within 12 months of the most recent balance sheet date. At December 31, 2020, the Company classified the real property associated with Tropicana Las Vegas as a separate caption on the Consolidated Balance Sheet.

(7)    The aggregate cost for federal income tax purposes of the properties listed above was $9.05 billion at December 31, 2021. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Real Estate:	(in thousands)
Balance at the beginning of the period	$8,698,098	$8,301,496	$8,314,546
Acquisitions	749,671	590,971	—
Construction in progress	5,699	—	—
Capital expenditures and assets placed in service	8,700	—	—
Dispositions	(3,250)	(194,369)	(13,050)
Balance at the end of the period	$9,458,918	$8,698,098	$8,301,496
Accumulated Depreciation:
Balance at the beginning of the period	$(1,410,940)	$(1,200,941)	$(983,086)
Depreciation expense	(230,941)	(220,069)	(230,716)
Additions (1)	(39,909)	—	—
Dispositions	423	10,070	12,861
Balance at the end of the period	$(1,681,367)	$(1,410,940)	$(1,200,941)
4

(1) Represents accumulated depreciation on real estate assets of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which were leased to third parties during 2021. See Note 6 in the Notes to the Consolidated Financial Statements for further information.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2020
(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$57,684
Additions during the period:
New mortgage loans	—
Deductions during the period:
Collections of principal	—
Other deductions (1)	(57,684)
Balance at the end of the period	$—

(1) In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The are no mortgage loans outstanding as of December 31, 2021 or December 31, 2020, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2021, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
The Company implemented controls over the calculation of credit losses on financing receivables in connection with the closing of the Maryland Live! Lease. This entailed hiring an external consultant to assist the Company in developing loss estimates over the life of the lease as well as a review by the accounting department of certain key inputs into the loss estimation model utilized by the third party in determining the reserve estimate as well as the overall methodology. There have been no other changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche

New York, New York
February 24, 2022

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2022 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2022 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2022 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
    2. Financial Statement Schedules:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2021
    Schedule IV. Mortgage Loans on Real Estate as of December 31, 2021
    3. Exhibits, Including Those Incorporated by Reference.
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

4.12
Eleventh Supplemental Indenture, dated as of December 13, 2021, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc. as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company's current report on Form 8-K filed on December 17, 2021).

4.13
Officer's Certificate of GLP Capital, L.P. and GLP Financing II, Inc., dated as of October 30, 2013, establishing the 2018 Notes and the 2023 Notes. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K filed on November 1, 2013).

4.14	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.15	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.16	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.17	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.18	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.19	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.20	Form of 2031 Note (Incorporated by reference to Exhibit 4.11 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 18, 2020).

4.21	Form of 2032 Note (Incorporated by reference to Exhibit 4.12 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on December 17, 2021).

4.22*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4
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

10.5
Amendment No. 2, dated as of May 21, 2018, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 22, 2018).

10.6
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

10.7
Amendment No. 5, dated as of March 30, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 1, 2020).

10.8
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

10.24
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., PNK Development 33, LLC and Pinnacle MLS, LLC dated December 17, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 19, 2017).

10.25
Tax Matters Agreement, dated as of November 1, 2013, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on November 7, 2013).

10.26
Tax Matters Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 22, 2015).

10.27
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

10.29 #
Gaming and Leisure Properties, Inc.’s Second Amended and Restated 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 29, 2020).

10.30 #*	Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020.

10.31 #*	Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2021.

10.32 #*	Form of Director Restricted Stock Award with Quarterly Vesting under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020.

10.33 #*	Form of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2022.

10.34 #*	Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020.

10.35 #*
Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2021.

10.36 #*	Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued in 2020.

10.37 #*	Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2021.

10.38 #*	Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2022.

10.39 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.40 *
Second Amended and Restated Master Lease by and among GLP Capital, L.P., as landlord, and Tropicana Entertainment, Inc., IOC Black Hawk Country, Inc. and Isle of Capri Bettendorf, L.L.C., as tenant, dated December 18, 2020.

10.41	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 29, 2020).

10.42
Amended and Restated Agreement of Limited Partnership of GLP Capital, L.P., dated as of December 29, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 29, 2021).

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

101	The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
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

Dated: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	February 24, 2022
Peter M. Carlino

/s/ DESIREE A. BURKE	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 24, 2022
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 24, 2022
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 24, 2022
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 24, 2022
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 24, 2022
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 24, 2022
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 24, 2022
E. Scott Urdang

/s/ JOANNE A. EPPS	Director	February 24, 2022
Joanne A. Epps