Form 10-Q
period 2022-03-31
Gaming & Leisure Properties, Inc.
filed 2022-04-28
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 22, 2022
Common Stock, par value $.01 per share	247,544,343

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•The impact that higher inflation rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including on casino operations;

•the impact of rising interest rates, inflation, and the phasing out of the London Interbank Offered Rate ("LIBOR");

•unforeseen consequences related to United States government monetary policies and stimulus packages on inflation rates and economic growth;

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

•GLPI's ability to successfully consummate the announced transaction for the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas") with Bally's, including the ability of the parties to satisfy the various conditions to closing, including receipt of all required regulatory approvals, or other delays or impediments to completing the proposed transaction;

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

•our ability to access capital through debt and equity markets in amounts and at rates and costs acceptable to GLPI, including for acquisitions or refinancings due to maturities;

•adverse changes in our credit rating;

•the impact of global or regional economic conditions;

•the availability of qualified personnel and our ability to retain our key management personnel;

•changes in the United States tax law and other state, federal or local laws, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war (including the current conflict between Russia and Ukraine) or political instability;

•the historical financing statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future;

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net	$7,721,298	$7,777,551
Investment in leases, financing receivables, net	1,867,721	1,201,670
Assets held for sale	77,728	77,728
Right-of-use assets and land rights, net	845,316	851,819
Cash and cash equivalents	156,020	724,595
Other assets	52,397	57,086
Total assets	$10,720,480	$10,690,449

Liabilities
Accounts payable, dividend payable and accrued expenses	$3,625	$63,543
Accrued interest	89,189	71,810
Accrued salaries and wages	1,990	6,798
Operating lease liabilities	183,410	183,945
Financing lease liabilities	53,433	53,309
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,555,077	6,552,372
Deferred rental revenue	327,525	329,068
Other liabilities	37,746	39,464
Total liabilities	7,251,995	7,300,309

Commitments and Contingencies (Note 10)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 247,544,343 and 247,206,937 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	2,475	2,472
Additional paid-in capital	4,949,638	4,953,943
Accumulated deficit	(1,823,139)	(1,771,402)
Total equity attributable to Gaming and Leisure Properties	3,128,974	3,185,013
Noncontrolling interests in GLPI's Operating Partnership (7,366,683 units and 4,348,774 units outstanding at March 31, 2022 and December 31, 2021, respectively)	339,511	205,127
Total equity	3,468,485	3,390,140
Total liabilities and equity	$10,720,480	$10,690,449

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$287,777	$263,842
Interest income from investment in leases, financing receivables	27,189	—
Total income from real estate	314,966	263,842
Gaming, food, beverage and other	—	37,701
Total revenues	314,966	301,543

Operating expenses
Gaming, food, beverage and other	—	19,926
Land rights and ground lease expense	13,704	6,733
General and administrative	15,732	16,082
(Gains) or losses from dispositions of property	(51)	—
Depreciation	59,129	58,701
Provision for credit losses, net	26,656	—
Total operating expenses	115,170	101,442
Income from operations	199,796	200,101

Other income (expenses)
Interest expense	(77,922)	(70,413)
Interest income	22	124
Total other expenses	(77,900)	(70,289)

Income before income taxes	121,896	129,812
Income tax expense	204	2,628
Net income	$121,692	$127,184
Net income attributable to noncontrolling interest in the Operating Partnership	(2,424)	—
Net income attributable to common shareholders	$119,268	$127,184

Earnings per common share:
Basic earnings attributable to common shareholders	$0.48	$0.55
Diluted earnings attributable to common shareholders	$0.48	$0.54

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to noncontrolling interest	—	—	—	—	(5,083)	(5,083)
Net income	—	—	—	119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$—	$2,675,018
Issuance of common stock, net of costs	—	—	(95)	—	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	—	(151,496)
Net income	—	—	—	127,184	—	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$—	$2,646,643

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Three months ended March 31,	2022	2021

Operating activities
Net income	$121,692	$127,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,119	61,544
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,771	2,470
Accretion on financing receivables	(3,725)	—
Non-cash adjustment to financing lease liabilities	124	—
(Gains) or losses from dispositions of property	(51)	—
Deferred income taxes	—	188
Stock-based compensation	7,600	5,788
Straight-line rent adjustments	(1,543)	(828)
Provision for credit losses	26,656	—
(Increase), decrease
Other assets	4,782	2,907
Increase, (decrease)
Accounts payable and accrued expenses	(1,096)	607
Accrued interest	17,379	9,273
Accrued salaries and wages	(4,808)	(4,780)
Other liabilities	(1,718)	855
Net cash provided by operating activities	233,182	205,208
Investing activities
Capital project expenditures	(2,406)	(606)
Capital maintenance expenditures	(15)	(438)
Proceeds from sales of property	51	—
Investment in leases, financing receivables	(129,047)	—
Net cash used in investing activities	(131,417)	(1,044)
Financing activities
Dividends paid	(230,396)	(151,496)
Noncontrolling interest distributions	(5,083)	—
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(11,866)	(9,756)
(Costs) proceeds from issuance of common stock, net	(37)	(95)
Financing costs	(31)	—
Repayments of long-term debt	(422,927)	(33)
Net cash used in financing activities	(670,340)	(161,380)
Net (decrease) increase in cash and cash equivalents, including cash classified within assets held for sale	(568,575)	42,784
Less net change in cash classified within assets held for sale	—	8,495
Net (decrease) increase in cash and cash equivalents	(568,575)	34,289
Cash and cash equivalents at beginning of period	724,595	486,451
Cash and cash equivalents at end of period	$156,020	$520,740

See accompanying notes to the condensed consolidated financial statements and Note 15 for supplemental cash flow information and noncash investing and financing activities.

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, the Company's operating partnership has issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to Penn and is leasing the real estate to Penn pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen and is leasing the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, L.P., a wholly owned subsidiary of GLPI.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2022, GLPI’s portfolio consisted of interests in 53 gaming and related facilities, including approximately 35 acres of real estate at Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's"), the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company ("Casino Queen"). These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 28.5 million square feet. As of March 31, 2022, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent was adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn continues to operate the casino and hotel business of Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years (subject to three one-year extensions at the Company's option) or until the Tropicana Las Vegas is sold. See Note 15 for the anticipated sale of the building and sale-lease back of the land for this asset.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the Consumer Price Index ("CPI") increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years.

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

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live Lease") which has an initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The annual rent for the Maryland Live! Lease is $75.0 million and the Pennsylvania Live! Master Lease is $50.0 million both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

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

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries as well as the Company's operating partnership, which is a variable interest entity ("VIE") in which the Company is the primary beneficiary. The Company presents non-controlling interests and classifies such interests as a separate component of equity, separate from GLPI's stockholders' equity and as net income attributable to non-controlling interest in the Condensed Consolidated Statement of Income. All intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, property and equipment, net, is now classified in other assets on the Condensed Consolidated Balance Sheets, accounts payable has been combined with dividend payable and accrued expenses and finally, gaming, property and other taxes and income taxes payable were reclassified to other liabilities on the Condensed Consolidated Balance Sheets.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2021 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

Segment Information

As described in Note 1, due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company's real estate investments are reviewed in the aggregate, by the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). As such as of January 1, 2022, the Company has one reportable segment.

3.    New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2022, the FASB issued ASU No 2022-02, Financial Instruments-Credit Losses which eliminates the accounting guidance for troubled debt restructurings ("TDRs) and requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured and Amortized Cost. The Company early adopted the amendments in this update which had no impact on its financial statements or related disclosures as the Company has no TDRs or write-offs to disclose on its net investment in leases.

4.    Investment in leases, financing receivables, net

In connection with the Maryland Live! Lease that became effective on December 29, 2021 and the Pennsylvania Live! Master Lease that became effective March 1, 2022, the Company recorded an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks. The following is a summary of the balances of the Company's Investment in leases, financing receivables, net.

	March 31, 2022	December 31, 2021
	(in thousands)
Minimum lease payments receivable	$6,771,931	$4,012,937
Estimated residual values of lease property (unguaranteed)	940,885	601,947
Total	7,712,816	4,614,884
Less: Unearned income	(5,806,213)	(3,400,988)
Less: Allowance for credit losses	(38,882)	(12,226)
Investment in leases - financing receivables, net	$1,867,721	$1,201,670

The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2022 was $1,858.6 million and $48.0 million compared to $1,178.0 million and $35.9 million at December 31, 2021.

At March 31, 2022, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables was as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2022 (remainder of year)	$95,403
2023	127,222
2023	129,286
2025	131,532
2026	133,816
Thereafter	6,154,672
Total	$6,771,931

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases - financing receivables. The Company has elected to use an econometric default and loss rate model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in leases, financing receivables. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants are current on all of their rental obligations as of March 31, 2022 and December 31, 2021.

The rollforward of the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Provision for credit losses	(5,621)	32,277	26,656
Ending balance at March 31, 2022	$6,605	$32,277	$38,882

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of March 31, 2022 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$689,648	$1,216,955	$1,906,603
Allowance for credit losses	(32,277)	(6,605)	(38,882)
Amortized cost basis at March 31, 2022	$657,371	$1,210,350	$1,867,721

Allowance as a percentage of outstanding financing receivable	(4.68)%	(0.54)%	(2.04)%

During the three months ended March 31, 2022, the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in its reserve at March 31, 2022. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher expected rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease among other factors such as a changing economic forecast. Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

5.    Real Estate Investments

Real estate investments, net, represents investments in 52 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Land and improvements	$3,141,553	$3,141,646
Building and improvements	6,311,573	6,311,573
Construction in progress	8,105	5,699
Total real estate investments	9,461,231	9,458,918
Less accumulated depreciation	(1,739,933)	(1,681,367)
Real estate investments, net	$7,721,298	$7,777,551

6.    Assets Held for Sale

On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and Penn's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of $150 million. GLPI will retain ownership of the land and concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction is expected to close in the second half of 2022. The Company has classified the building value of Tropicana Las Vegas in Assets held for sale which totals $77.7 million and the land value in Real estate investments, net on the Condensed Consolidated Balance Sheets since the transaction is expected to close in the second half of 2022.

7.    Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the CPI, and have maturity dates ranging from 2028 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheets to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheets in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheets.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2022	December 31, 2021
Right-of use assets - operating leases	$182,623	$183,136
Land rights, net	662,693	668,683
Right-of-use assets and land rights, net	$845,316	$851,819

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Land rights	$727,796	$730,783
Less accumulated amortization	(65,103)	(62,100)
Land rights, net	$662,693	$668,683

During the three month period ended March 31, 2022, the Company recorded $2.7 million of accelerated land right amortization as it donated a portion of the land underlying a ground lease.

As of March 31, 2022, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$9,869
2023	13,159
2024	13,159
2025	13,159
2026	13,159
Thereafter	600,188
Total	$662,693

Operating Lease Liabilities

At March 31, 2022, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$10,170
2023	13,556
2024	13,505
2025	13,452
2026	13,459
Thereafter	610,692
Total lease payments	$674,834
Less: interest	(491,424)
Present value of lease liabilities	$183,410

Lease Expense

Operating lease costs represent the entire amount of expense recognized for operating leases that are recorded on the condensed consolidated balance sheets. Variable lease costs are not included in the measurement of the lease liability and include both lease payments tied to a property's performance and changes in an index such as the CPI that are not determinable at lease commencement, while short-term lease costs are costs for those operating leases with a term of 12 months or less.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,370	$2,928
Variable lease cost	4,355	1,010
Short-term lease cost	—	327
Amortization of land right assets	5,990	2,843
Total lease cost	$13,715	$7,108

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2022
Weighted average remaining lease term - operating leases	51.62 years
Weighted average discount rate - operating leases	6.6%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$405	$404

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At March 31, 2022, maturities of this finance lease were as follows (in thousands):

Three Months Ended March 31, 2022
2022 (remainder of year)	$1,653
2023	2,222
2024	2,244
2025	2,267
2026	2,289
Thereafter	304,372
Total lease payments	$315,047
Less: Interest	(261,614)
Present value of finance lease liability	$53,433

8.    Long-term Debt

Long-term debt is as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Unsecured $1,175 million revolver	$—	$—
Unsecured term loan A-2	424,019	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.25% senior unsecured notes due January 2032	800,000	800,000
Other	690	725
Total long-term debt	6,599,709	6,599,744
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(44,632)	(47,372)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,555,077	$6,552,372

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2022 (in thousands):

2022 (remainder of year)	$107
2023	924,168
2024	400,156
2025	850,164
2026	975,114
Over 5 years	3,450,000
Total minimum payments	$6,599,709

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Amended Credit Facility") consists of a $1,175 million revolving credit facility (the "Revolver") and a $424 million Term Loan A-2 facility. The Revolver and the Term Loan A-2 facility mature on May 21, 2023.

At March 31, 2022, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at March 31, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of March 31, 2022.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At March 31, 2022, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At March 31, 2022, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2022, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

At March 31, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At March 31, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Investment in leases, financing receivables, net

The fair value of the Company's net investment in leases, financing receivables, is based on the value of the underlying real estate property the Company owns related to the Maryland Live! Lease and the Pennsylvania Live! Master Lease. The initial fair value was the price paid by the Company to acquire the real estate. The initial fair value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$156,020	$156,020	$724,595	$724,595
Investment in leases, financing receivables, net	1,867,721	1,926,682	1,201,670	1,213,896
Deferred compensation plan assets	32,032	32,032	34,549	34,549
Financial liabilities:
Long-term debt:
Amended Credit Facility	424,019	424,019	424,019	424,019
Senior Notes	6,175,000	6,186,270	6,175,000	6,645,574

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 and 2021.

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

11.    Revenue Recognition

Revenues from Real Estate

As of March 31, 2022, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the Hollywood Casino Perryville real estate assets are leased to Penn pursuant to the Perryville Lease and the land under Penn's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease, Boyd under the Belterra Park Lease, and Cordish under the Maryland Live! Lease.

Guarantees

The obligations under the Penn Master Lease and Amended Pinnacle Master Lease, as well as the Meadows Lease, Morgantown Lease and Perryville Lease, are guaranteed by Penn and, with respect to each lease, jointly and severally by Penn's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease and Bally's Master Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease and the Pennsylvania Live! Master Lease are guaranteed by the Cordish subsidiaries that operate the facilities.
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

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized in the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenant's option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In the fifth and sixth lease years the building base rent escalates at 1.25%. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter. In addition, the guaranteed fixed escalations in the new initial lease term are recognized on a straight line basis.

On December 18, 2020, following the receipt of required regulatory approvals, the Company and Caesars completed an Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Amended and Restated Caesars Master Lease and the rent was increased by $520,000 annually. This Exchange Agreement resulted in a reconsideration of the Amended and Restated Caesars Master Lease which resulted in the continuation of operating lease treatment for accounting classification purposes.

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

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter.

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

The initial rent under the Casino Queen Master Lease, which became effective on December 17, 2021, is $21.4 million and such amount increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. The Company will also complete the current landside development project that is in process and rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% on GLPI's project costs.

The Perryville Lease with Penn that became effective July 1, 2021 has an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year.

The Bally's Master Lease became effective on June 3, 2021 in connection with the Company's acquisition of the real estate assets of Tropicana Evansville and Dover Downs Casino & Hotel. Rent under the Bally's Master Lease is $40 million annually and is subject to an annual escalator of up to 2% determined in relation to the annual increase in CPI.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective. Annual rent is $75.0 million and increases by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 and has annual rent of $50 million initially, increasing by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 4 for the further information including the future annual cash payments to be received under these leases.

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

Lease terms

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the Penn Master Lease and the Casino Queen Lease. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There are also various legal restrictions in the jurisdictions in which Penn and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn Master Lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the Penn Master Lease or Casino Queen Lease, respectively, would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, the Company concluded that the term of the Penn Master Lease and the Casino Queen Lease is 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease was 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars, Boyd or Bally's would elect to exercise all lease renewal options under the Caesars Master Lease, the Boyd Master Lease and the Bally's Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception. The Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease terms of the Boyd Master Lease and Bally's Master Lease are 10 years and 15 years, respectively, equal to the initial terms of such master leases.

The Belterra Park Lease, Morgantown Lease, Perryville Lease, Maryland Live! Lease and Lumière Park Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options; as such, the lease term of these leases is equal to their initial terms. The Company also concluded that the lease term for the Pennsylvania Live! Master Lease was limited to its initial lease term given the relative size and geographic concentration of the properties in this lease.

Details of the Company's income from real estate for the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31, 2022
Building base rent	$214,413
Land base rent	51,905
Percentage rent	35,508
Total cash income	$301,826
Straight-line rent adjustments	1,543
Ground rent in revenue	7,738
Accretion on financing receivables	3,725
Other rental revenue	134
Total income from real estate	$314,966

As of March 31, 2022, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2022 (remainder of year)	$784,665	$23,377	$8,960	$817,002
2023	1,030,382	33,180	11,948	1,075,510
2024	998,598	31,812	11,951	1,042,361
2025	1,000,443	30,202	11,953	1,042,598
2026	935,217	24,719	11,130	971,066
Thereafter	12,192,059	184,235	87,272	12,463,566
Total	$16,941,364	$327,525	$143,214	$17,412,103

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. See Note 4 for the future contractual cash receipts to be received by the Company under its Investment in leases, financing receivables.
Gaming, Food, Beverage and Other Revenues
Gaming revenue generated by the TRS Properties in 2021 mainly consisted of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenue from Contracts with Customers. The Company also deferred a portion of the revenue received from customers (who participate in points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at our TRS Properties were derived from our dining, retail and certain other ancillary activities.

12.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The effect of the conversion of the OP Units to common shares is excluded from the computation on basic and diluted earnings per share because all net income attributable to the Noncontrolling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	247,531	232,775
Assumed conversion of restricted stock awards	120	116
Assumed conversion of performance-based restricted stock awards	390	574
Diluted weighted-average common shares outstanding	248,041	233,465

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$119,268	$127,184
Less: Net income allocated to participating securities	(58)	(157)
Net income for earnings per share purposes	$119,210	$127,027
Weighted-average common shares outstanding	247,531	232,775
Basic EPS	$0.48	$0.55

Calculation of diluted EPS:
Net income attributable to common shareholders	$119,268	$127,184
Diluted weighted-average common shares outstanding	248,041	233,465
Diluted EPS	$0.48	$0.54

Antidilutive securities excluded from the computation of diluted earnings per share	81	228

13.    Equity

Non-controlling interests

As partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of March 31, 2022, the Company holds a 98.01% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company also paid $5.1 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three month period ended March 31, 2022.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2022 and 2021:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1)
						(in thousands)
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805

2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308

In addition, for both the three months ended March 31, 2022 and 2021, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million. Finally, the Company declared a special earnings and profits dividend related to the sale of the operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge of $59.3 million to shareholders of record on December 27, 2021. The dividend was accrued in 2021 and paid on January 7, 2022.

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

As of March 31, 2022, there was $7.3 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.95 years. For the three months ended March 31, 2022, the Company recognized $4.2 million of compensation expense associated with these awards, compared to $3.4 million for the three months ended March 31, 2021, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the three months ended March 31, 2022:

Number of Award Shares
Outstanding at December 31, 2021	254,664
Granted	237,613
Released	(202,098)
Canceled	—
Outstanding at March 31, 2022	290,179

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of March 31, 2022, there was $23.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.26 years.  For the three months ended March 31, 2022, the Company recognized $3.4 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $2.4 million for the corresponding period in the prior year.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2022:

Number of Performance-Based Award Shares
Outstanding at December 31, 2021	1,305,106
Granted	500,000
Released	(380,070)
Canceled	(30,816)
Outstanding at March 31, 2022	1,394,220

15.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for income taxes, net of refunds received	$—	$24
Cash paid for interest	$57,076	$58,645

Noncash Investing and Financing Activities

On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued approximately 3.0 million OP Units that were valued at $137.0 million and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables. The Company did not engage in any noncash investing or financing activities during the three months ended March 31, 2021.

16.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

On March 1, 2022, the Company completed its previously announced transaction with Cordish to acquire the real property assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and simultaneously entered into the Pennsylvania Live! Master Lease such that Cordish continues to operate the facilities. The Company has concluded that the Pennsylvania Live! Master Lease is required to be accounted for as an Investment in leases, financing receivables on our Condensed Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial lease term of the Pennsylvania Live! Master Lease which was 39 years. The purchase price of $689.0 million was recorded in Investment in leases, financing receivables, net and the purchase price excludes the provision for credit losses of $32.3 million that was recorded through the Condensed Consolidated Statements of Income.

Pending acquisitions

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino property in Black Hawk, CO and its recently acquired property in Rock Island, IL, in a transaction that was subject to regulatory approval. This transaction closed on April 1, 2022 and total consideration for the acquisition was $150 million. The parties added the properties to the Bally's Master Lease for incremental rent of $12 million.

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

17.    Subsequent Events

As discussed in Note 16, the Company closed its acquisition of the real estate assets of Bally's casino properties in Black Hawk, CO and Rock Island, IL on April 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties and then spun-off GLPI to holders of Penn's common and preferred stock in the Spin-Off. The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, the Company's operating partnership issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease (the "Penn Master Lease"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, L.P., a wholly owned subsidiary of GLPI.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2022, GLPI's portfolio consisted of interests in 53 gaming and related facilities, including the Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 2 gaming and related facilities operated by Bally's Corporation ("Bally's), the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company Inc. ("Casino Queen") and the real property associated with 3 gaming and related facilities operated by Cordish. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 28.5 million square feet. As of March 31, 2022, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Lumière Place Lease's rent was adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). This transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years.

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

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion at deal announcement excluding transaction costs (the "Cordish Acquisitions"). The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, GLPI closed the acquisition of the Live! Casino & Hotel Maryland transaction and GLPI entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, GLPI closed the acquisition of the Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish for Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh (the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75 million and for the Pennsylvania Live! Master Lease is $50 million both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.
The majority of our earnings are the result of the rental revenues we receive from our triple-net master leases with Penn, Boyd, Bally's, Cordish and Caesars. Additionally, we have rental revenue from the Casino Queen Master Lease which is also a triple-net lease. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Additionally, in accordance with Accounting Standards Codification ("ASC") 842, we record revenue for the ground lease rent paid by our tenants with an offsetting expense in land rights and ground lease expense within the Condensed Consolidated Statements of Income as we have concluded that as the lessee we are the primary obligor under the ground leases. We sublease these ground leases back to our tenants, who are responsible for payment directly to the landlord.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $315.0 million and $199.8 million, respectively, for the three months ended March 31, 2022, compared to $301.5 million and $200.1 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were as follows:

•Total income from real estate increased by $51.1 million to $315.0 million for the three months ended March 31, 2022 compared to $263.8 million for the corresponding period in the prior year. Results for the three months ended March 31, 2022 benefited from the additions of the Casino Queen Master Lease, the Bally's Master Lease, the Perryville Lease, the Maryland Live! Lease and Pennsylvania Live! Master Lease which in the aggregate increased cash rental income by $38.9 million. The three months ended March 31, 2022 also benefited by $2.9 million compared to the corresponding period in the prior year from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 and the Penn Master Lease on November 1, 2021. The Company also recognized accretion of $3.7 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $0.7 million and had higher ground rent income due primarily from the addition of the Bally's Master Lease and the Maryland Live! Lease.

•Gaming, food, beverage and other revenue decreased by $37.7 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year due to the sale of the operations of the Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

•Total operating expenses increased by $13.7 million for the three months ended March 31, 2022, as compared to the corresponding periods in the prior year. The increase in operating expenses for the three months ended March 31, 2022 was the result of a provision for credit losses of $26.7 million on our Investment in leases, financing receivables due primarily to the origination of the Pennsylvania Live! Master Lease during the three months ended March 31, 2022 as well as higher land rights and ground lease expense of $7.0 million due primarily from the additions of the Bally's Master Lease and the Maryland Live! Lease as well as accelerated amortization of $2.7 million from a portion of donated land on a ground lease. The Company also incurred higher general and administrative expense of $5.7 million primarily related to bonus expense and stock based compensation expense due to improved performance. Partially offsetting these increases was the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021 which resulted in lower gaming, food, beverage and other expense of $19.9 million and lower general and administrative expenses of $6.1 million for the three months ended March 31, 2022.

•Other expenses increased by $7.6 million for the three months ended March 31, 2022, due to higher interest expense associated with the increased borrowings to fund our recent acquisitions.

•Income tax expense decreased by $2.4 million for the three months ended March 31, 2022, as compared to the corresponding periods in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

•Net income decreased by $5.5 million for the three months ended March 31, 2022, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three months ended March 31, 2022.

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

•The risks related to economic conditions, including uncertainty related to COVID-19, recent high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

•The ability to refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, including any changes proposed and implemented by the current administration, with or without retroactive application, could materially and adversely affect GLPI and its investors.

The consolidated results of operations for the three months ended March 31, 2022 and 2021 are summarized below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenues	$314,966	$301,543
Total operating expenses	115,170	101,442
Income from operations	199,796	200,101
Total other expenses	(77,900)	(70,289)
Income before income taxes	121,896	129,812
Income tax expense	204	2,628
Net income	$121,692	$127,184
Net income attributable to noncontrolling interest in the Operating Partnership	(2,424)	—
Net income attributable to common shareholders	$119,268	$127,184

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from sales of property and real estate depreciation. We define AFFO as FFO excluding stock based compensation expense, the amortization of debt issuance costs, bond premiums and original issuance discounts, accretion on Investment in leases, financing receivables, non-cash adjustments to financing lease liabilities, other depreciation, amortization of land rights, straight-line rent adjustments, (gains) or losses on sales of operations, net of tax, losses on debt extinguishment and provision for credit losses, net, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding interest, net, income tax expense, depreciation, (gains) or losses from dispositions of property, (gains) or losses on sales of operations, net of tax, stock based compensation expense, straight-line rent adjustments, amortization of land rights, accretion on Investment in leases, financing receivables, non-cash adjustments to financing lease liabilities, losses on debt extinguishment and provision for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$121,692	$127,184
(Gains) or losses from dispositions of property	(51)	—
Real estate depreciation	58,659	56,389
Funds from operations	$180,300	$183,573
Straight-line rent adjustments	(1,543)	(828)
Other depreciation	470	2,312
Provision for credit losses, net	26,656	—
Amortization of land rights	5,990	2,843
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,771	2,470
Accretion on investment in leases, financing receivables	(3,725)	—
Non-cash adjustment to financing lease liabilities	124	—
Stock based compensation	7,600	5,788
Capital maintenance expenditures	(15)	(438)
Adjusted funds from operations	$218,628	$195,720
Interest, net	77,230	70,289
Income tax expense	204	2,628
Capital maintenance expenditures	15	438
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,771)	(2,470)
Adjusted EBITDA	$293,306	$266,605

Net income, FFO, AFFO and Adjusted EBITDA were $121.7 million, $180.3 million, $218.6 million, and $293.3 million for the three months ended March 31, 2022. This compares to net income, FFO, AFFO and Adjusted EBITDA of $127.2 million, $183.6 million, $195.7 million and $266.6 million for the corresponding period in the prior year. The decline in net income was attributable to the provision for credit losses on our investment in leases, financing receivables of $26.7 million, higher interest expense to partially fund our recent acquisitions and land rights and ground lease expense of $14.5 million, higher corporate general and administrative expenses of $5.7 million, as well as the sale of our Hollywood Casino Perryville and Hollywood Casino

Baton Rouge operations. These declines were partially offset by higher income from real estate of $51.1 million and lower income tax expense.

The decrease in FFO is due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increase in AFFO is due to the items described above, less the adjustments mentioned in the table above, primarily the add back of the provision for credit losses, net. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the table above, primarily related to interest expense.

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2022	2021	Variance	Variance
Rental income	$287,777	$263,842	$23,935	9.1%
Interest income from real estate	27,189	—	27,189	N/A
Total income from real estate	314,966	263,842	51,124	19.4%
Gaming, food, beverage and other	—	37,701	(37,701)	(100.0)%
Total revenues	$314,966	$301,543	$13,423	4.5%

Total income from real estate

For the three months ended March 31, 2022 and 2021, total income from real estate was $315.0 million compared to $263.8 million for the corresponding period in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord. These amounts increased by $4.6 million for the three months ended March 31, 2022 compared to the corresponding period in the prior year due to the addition of the Bally's Master Lease, the Maryland Live! Lease and Pennsylvania Live! Master Lease which contained properties with ground leases.

Total income from real estate increased $51.1 million, or 19.4%, for the three months ended March 31, 2022 as compared to the corresponding period in the prior year. Results for the three months ended March 31, 2022 benefited from the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease, which in the aggregate increased cash rental income by $38.9 million. The three months ended March 31, 2022 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021, and the Penn Master Lease effective November 1, 2021 which increased building base rents by $2.9 million during the three months ended March 31, 2022. The Company also recognized accretion of $3.7 million on its Investments in leases, financing receivables, and favorable straight-line rent adjustments of $0.7 million and had higher ground rent income of $4.6 million as discussed above.

Details of the Company's income from real estate for the three months ended March 31, 2022 was as follows (in thousands):

Three Months Ended March 31, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Penn Master Lease	$71,249	$23,492	$23,637	$118,378	$2,232	$678	$—	$—	$121,288
Amended Pinnacle Master Lease	57,936	17,814	6,695	82,445	(4,837)	1,872	—	—	79,480
Penn Meadows Lease	3,953	—	2,261	6,214	572	—	—	134	6,920
Penn Morgantown Lease	—	762	—	762	—	—	—	—	762
Penn Perryville Lease	1,457	486	—	1,943	60	—	—	—	2,003
Caesars Master Lease	15,629	5,932	—	21,561	2,589	378	—	—	24,528
Lumiere Place Lease	5,772	—	—	5,772	544	—	—	—	6,316
Boyd Master Lease	19,289	2,946	2,461	24,696	574	432	—	—	25,702
Boyd Belterra Lease	682	473	454	1,609	(303)	—	—	—	1,306
Bally's Master Lease	10,000	—	—	10,000	—	2,178	—	—	12,178
Maryland Live! Lease	18,750	—	—	18,750	—	2,094	3,059	—	23,903
Pennsylvania Live! Master Lease	4,167	—	—	4,167	—	106	666	—	4,939
Casino Queen Master Lease	5,529	—	—	5,529	112	—	—	—	5,641
Total	$214,413	$51,905	$35,508	$301,826	$1,543	$7,738	$3,725	$134	$314,966

(1)    In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

(2)    The Company recognizes earnings on Investment in leases, financing receivables, based on the effective yield method using the discount rate implicit in the leases. The amounts above represent earnings recognized in excess of cash received during the period.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue decreased by $37.7 million, for the three months ended March 31, 2022, as compared to the corresponding periods in the prior years due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

Operating expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$19,926	$(19,926)	(100.0)%
Land rights and ground lease expense	13,704	6,733	6,971	103.5%
General and administrative	15,732	16,082	(350)	(2.2)%
(Gains) and losses from dispositions of property	(51)	—	(51)	NA
Depreciation	59,129	58,701	428	0.7%
Provision for credit losses	26,656	—	26,656	NA
Total operating expenses	$115,170	$101,442	$13,728	13.5%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $19.9 million for the three months ended March 31, 2022 as compared to the corresponding periods in the prior year was due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge during 2021.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $7.0 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase is the result of higher rent expense due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021 and a $2.7 million accelerated write-off due to a partial donation of leased land.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year. The reason for the decline for the three months ended March 31, 2022 was primarily due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021 which lowered general and administrative expenses by $6.0 million, which was partially offset by increased costs of $5.6 million primarily attributable to higher bonus expense and stock based compensation charges due to improved performance and higher valuations on the Company's equity awards.

Depreciation

Depreciation expense increased by $0.4 million for the three months ended March 31, 2022 as compared to the corresponding period in the prior year. The Company had higher real estate depreciation of $2.3 million due to the Company's acquisitions over the past year, partially offset by a $1.8 million decline in other depreciation due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and the impact of classifying the building value of Tropicana Las Vegas in assets held for sale in the second quarter of 2021.

Provision for credit losses

Provision for credit losses totaled $26.7 million for the three months ended March 31, 2022. As described in Note 4, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables.

During the three months ended March 31, 2022, the Company recorded an initial CECL reserve of $32.3 million on its Pennsylvania Live! Master Lease and the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its CECL reserve calculation for the Maryland Live! Lease, which led to a $5.6 million reduction in the CECL reserve need at March 31, 2022. Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher expected rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease among other factors such as a changing economic forecast.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2022	2021	Variance	Variance
Interest expense	$(77,922)	$(70,413)	$(7,509)	10.7%
Interest income	22	124	(102)	(82.3)%
Total other expenses	$(77,900)	$(70,289)	$(7,611)	10.8%

Interest expense

Interest expense increased by $7.5 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was due to the issuance of additional unsecured senior notes that partially funded our recent acquisitions. See Note 8 for further details.

Taxes

During the three months ended March 31, 2022, income tax expense was approximately $0.2 million compared to income tax expense of $2.6 million for the three months ended March 31, 2021. The reason for the decrease was due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

Net income attributable to noncontrolling interest in the Operating Partnership

As partial consideration for the Cordish transactions related to the Maryland Live! Lease and Pennsylvania Live! Master Lease, the Company's operating partnership issued OP Units to affiliates of Cordish. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. The operating partnership is a variable interest entity ("VIE") in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheets and allocates the proportion of net income to the noncontrolling interests on the Condensed Consolidated Statements of Income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $233.2 million and $205.2 million during the three months ended March 31, 2022 and 2021, respectively. The increase in net cash provided by operating activities of $28.0 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $4.1 million along with decreases in cash paid to employees of $3.0 million, cash paid for operating expenses of $19.4 million and cash paid for interest of $1.5 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily benefited from the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease and full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease, the Belterra Park Lease and the Penn Master Lease less the impact from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which also led to the decline in cash paid for operating expenses.

Investing activities used cash of $131.4 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively.  Net cash used in investing activities during the three months ended March 31, 2022 consisted primarily of $129.0 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables and capital expenditures of $2.4 million. Net cash used in investing activities for the three months ended March 31, 2021 consisted of capital expenditures of $1.0 million.

Financing activities used cash of $670.3 million and $161.4 million during the three months ended March 31, 2022 and 2021, respectively. Net cash used in financing activities during the three months ended March 31, 2022 was driven primarily by dividend payments of $230.4 million, noncontrolling interest distributions of $5.1 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million and the repayment of long term debt of $422.9 million relating to the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease. Cash used in financing activities during the three months ended March 31, 2021 was driven primarily by dividend payments of $151.5 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million.

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

During the three months ended March 31, 2022 and 2021, we spent approximately $2.4 million and $1.0 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a landside development project at Hollywood Casino Baton Rouge.

Debt

Senior Unsecured Credit Facility

The Company's senior unsecured credit facility (the "Amended Credit Facility") consists of a $1,175 million revolving credit facility (the "Revolver") and a $424 million Term Loan A-2 facility. The Revolver and the Term Loan A-2 facility mature on May 21, 2023.

At March 31, 2022, the Amended Credit Facility had a gross outstanding balance of $424.0 million, consisting of the Term Loan A-2 facility. Additionally, at March 31, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Facility with face amounts aggregating approximately $0.4 million, resulting in $1,174.6 million of available borrowing capacity under the Revolver as of March 31, 2022.

The interest rates payable on the loans are, at the Company's option, equal to either a LIBOR rate or a base rate plus an applicable margin, which ranges from 1.0% to 2.0% per annum for LIBOR loans and 0.0% to 1.0% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Facility. At March 31, 2022, the applicable margin was 1.50% for LIBOR loans and 0.50% for base rate loans. In addition, the Company is required to pay a commitment fee on the unused portion of the commitments under the Revolver at a rate that ranges from 0.15% to 0.35% per annum, depending on the credit ratings assigned to the Amended Credit Facility. At March 31, 2022, the commitment fee rate was 0.25%. The Company is not required to repay any loans under the Amended Credit Facility prior to maturity and may prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders. The Company's wholly owned subsidiary, GLP Capital, is the primary obligor under the Amended Credit Facility, which is guaranteed by GLPI.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility contains the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Penn Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At March 31, 2022, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

At March 31, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes").

The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, both of which are consolidated by GLPI, and are guaranteed on a senior unsecured basis by GLPI which such guarantees are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Facility, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries through dividends or loans or to transfer assets from such subsidiaries, except as provided by applicable law and the covenants listed below. None of GLPI's other subsidiaries guarantee the Senior Notes.

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

GLPI owns all of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the Securities and Exchange Commission released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is “full and unconditional.”

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

At March 31, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facility, will be adequate to meet our anticipated debt service requirements, the $150 million purchase price for the real estate of Bally's Black Hawk and Rock Island properties, capital expenditures, working capital needs and dividend requirements. Additionally, we anticipate the sale of the non-land real estate assets at Tropicana Las Vegas to Bally's will result in $150.0 million of proceeds.

In addition, we expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our "at the market" offering program relating to our common stock), issuance of additional operating partnership units, and/or debt offerings. In addition, although we have no significant debt maturities in 2022, the Company intends to refinance its Amended Credit Facility and certain senior unsecured note obligations in advance of their maturity dates in 2023. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,599.7 million at March 31, 2022. Furthermore, $6,175.0 million of our obligations at March 31, 2022 are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately one and one-half years to nine and three-quarter years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2022 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2022.

	04/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	Thereafter	Total	Fair Value at 3/31/2022
	(in thousands)
Long-term debt:
Fixed rate	$—	$500,000	$400,000	$850,000	$975,000	$3,450,000	$6,175,000	$6,186,270
Average interest rate		5.38%	3.35%	5.25%	5.38%	4.36%

Variable rate	$—	$424,019	$—	$—	$—	$—	$424,019	$424,019
Average interest rate (1)		4.71%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing. For considerations surrounding the phase out of LIBOR, refer to the discussion under the heading "Liquidity and Capital Resources" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2022, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1	Form of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2022. (incorporated by reference to Exhibit 10.33 to the Company's current report on Form 10-K filed on February 24, 2022).
10.2	Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2022. (incorporated by reference to Exhibit 10.38 to the Company's current report on Form 10-K filed on February 24, 2022).
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 29, 2022	By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)