Form 10-Q
period 2022-06-30
Gaming & Leisure Properties, Inc.
filed 2022-07-28
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 22, 2022
Common Stock, par value $.01 per share	255,479,343

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

Forward-looking statements in this document include, but are not limited to, statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•The impact that higher inflation rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;

•the impact of rising interest rates, inflation, and the impact of our recent transition to the Secured Overnight Financing Rate ("SOFR");

•unforeseen consequences related to United States government monetary policies and stimulus packages on inflation rates and economic growth;

•COVID-19 had, and may continue to have, a significant impact on our tenants' financial conditions and operations. As a result of the outbreak, our casino operations and those of our tenants were forced to close temporarily at the onset of the pandemic, as federal, state and local officials undertook various steps to mitigate the spread of infections from COVID-19. Although our tenants have recommenced operations to strong results and improved their liquidity profiles, there can be no assurance these results will continue in future periods, particularly with the potential for continued increased transmission from new strains of COVID-19;

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

•changes in the United States tax law and other federal, state or local laws, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net	$7,812,645	$7,777,551
Investment in leases, financing receivables, net	1,870,639	1,201,670
Assets held for sale	81,228	77,728
Right-of-use assets and land rights, net	841,537	851,819
Cash and cash equivalents	6,286	724,595
Other assets	45,399	57,086
Total assets	$10,657,734	$10,690,449

Liabilities
Accounts payable, dividend payable and accrued expenses	$6,495	$63,543
Accrued interest	85,060	71,810
Accrued salaries and wages	3,567	6,798
Operating lease liabilities	182,900	183,945
Financing lease liabilities	53,548	53,309
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,522,306	6,552,372
Deferred rental revenue	330,591	329,068
Other liabilities	24,605	39,464
Total liabilities	7,209,072	7,300,309

Commitments and Contingencies (Note 10)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 247,544,343 and 247,206,937 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	2,475	2,472
Additional paid-in capital	4,953,946	4,953,943
Accumulated deficit	(1,846,549)	(1,771,402)
Total equity attributable to Gaming and Leisure Properties	3,109,872	3,185,013
Noncontrolling interests in GLPI's Operating Partnership (7,366,683 units and 4,348,774 units outstanding at June 30, 2022 and December 31, 2021, respectively)	338,790	205,127
Total equity	3,448,662	3,390,140
Total liabilities and equity	$10,657,734	$10,690,449

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$289,574	$274,102	$577,351	$537,944
Interest income from investment in leases, financing receivables	36,939	—	64,128	—
Total income from real estate	326,513	274,102	641,479	537,944
Gaming, food, beverage and other	—	43,659	—	81,360
Total revenues	326,513	317,761	641,479	619,304

Operating expenses
Gaming, food, beverage and other	—	22,382	—	42,308
Land rights and ground lease expense	11,720	8,191	25,424	14,924
General and administrative	12,212	16,821	27,944	32,903
Losses (gains) from dispositions of property	—	93	(51)	93
Impairment charge on land	3,298	—	3,298	—
Depreciation	59,964	58,150	119,093	116,851
Provision for credit losses, net	2,222	—	28,878	—
Total operating expenses	89,416	105,637	204,586	207,079
Income from operations	237,097	212,124	436,893	412,225

Other income (expenses)
Interest expense	(78,257)	(70,413)	(156,179)	(140,826)
Interest income	102	54	124	178
Losses on debt extinguishment	(2,189)	—	(2,189)	—
Total other expenses	(80,344)	(70,359)	(158,244)	(140,648)

Income before income taxes	156,753	141,765	278,649	271,577
Income tax expense	966	3,549	1,170	6,177
Net income	$155,787	$138,216	$277,479	$265,400
Net income attributable to noncontrolling interest in the Operating Partnership	(4,473)	—	(6,897)	—
Net income attributable to common shareholders	$151,314	$138,216	$270,582	$265,400

Earnings per common share:
Basic earnings attributable to common shareholders	$0.61	$0.59	$1.09	$1.14
Diluted earnings attributable to common shareholders	$0.61	$0.59	$1.09	$1.14

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to noncontrolling interest	—	—	—	—	(5,083)	(5,083)
Net income				119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485
Issuance of common stock, net of costs	—	—	—	—	—	—
Restricted stock activity	—	—	4,308	—	—	4,308
Dividends paid ($0.705 per common share)	—	—	—	(174,724)	—	(174,724)
Distributions to noncontrolling interest	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	151,314	4,473	155,787
Balance, June 30, 2022	247,544,343	$2,475	$4,953,946	$(1,846,549)	$338,790	$3,448,662

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$—	$2,675,018
Issuance of common stock, net of costs	—	—	(95)	—	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	—	(151,496)
Net income	—	—	—	127,184	—	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$—	$2,646,643
Issuance of common stock, net of costs	1,498,420	15	70,308	—	—	70,323
Restricted stock activity	8,736	—	3,612	—	—	3,612
Dividends paid ($0.67 per common share)	—	—	—	(157,063)	—	(157,063)
Net income	—	—	—	138,216	—	138,216
Balance, June 30, 2021	234,288,809	$2,343	$4,354,643	$(1,655,255)	$—	$2,701,731

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Six months ended June 30,	2022	2021
Operating activities
Net income	$277,479	$265,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,373	122,700
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,250	4,940
Accretion on financing receivables	(8,865)	—
Non-cash adjustment to financing lease liabilities	239	—
(Gains) losses from dispositions of property	(51)	93
Deferred income taxes	—	81
Stock-based compensation	11,908	9,400
Straight-line rent adjustments	1,523	(1,656)
Impairment charge on land	3,298	—
Losses on debt extinguishment	2,189	—
Provision for credit losses, net	28,878	—
(Increase), decrease
Other assets	9,231	3,303
Increase, (decrease)
Accounts payable and accrued expenses	3,851	1,004
Accrued interest	13,250	(1,687)
Accrued salaries and wages	(3,231)	(1,366)
Other liabilities	(14,860)	359
Net cash provided by operating activities	458,462	402,571
Investing activities
Capital project expenditures	(9,918)	(1,120)
Capital maintenance expenditures	(36)	(1,352)
Proceeds from sales of property	51	93
Investment in leases, financing receivables	(129,047)	—
Acquisition of real estate	(150,126)	(487,449)
Net cash used in investing activities	(289,076)	(489,828)
Financing activities
Dividends paid	(405,120)	(308,559)
Non-controlling interest distributions	(10,277)	—
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(11,865)	(9,756)
(Costs) proceeds from issuance of common stock, net	(37)	70,228
Proceeds from issuance of long-term debt	424,000	—
Financing costs	(7,415)	—
Repayments of long-term debt	(876,981)	(67)
Net cash used in financing activities	(887,695)	(248,154)
Net decrease in cash and cash equivalents, including cash classified within assets held for sale	(718,309)	(335,411)
Less net change in cash classified within assets held for sale	—	3,446
Net decrease in cash and cash equivalents	(718,309)	(338,857)
Cash and cash equivalents at beginning of period	724,595	486,451
Cash and cash equivalents at end of period	$6,286	$147,594
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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, Penn allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between Penn and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, the Company's operating partnership (the "OP") issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2022, GLPI’s portfolio consisted of interests in 57 gaming and related facilities, including approximately 35 acres of real estate at Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 6 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's"), the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company ("Casino Queen"). These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately $29.0 million square feet. As of June 30, 2022, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease

As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries pursuant to a unitary master lease (the "Penn Master Lease"). The Penn Master Lease is a triple-net operating lease, the current term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 11 for a discussion regarding such renewal options.

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

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial rent for the lease was increased by $12.0 million on an annual basis, subject to the escalation clauses described above.

On June 28, 2022, the Company announced that it entered into a binding term sheet with Bally's to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Lincoln") and Bally's Tiverton Casino & Hotel ("Tiverton"), subject to customary regulatory approvals with Lincoln also subject to lender consent. Pursuant to the terms of the transaction,

Bally’s would immediately lease back both properties and continue to own, control, and manage all the gaming operations of the facilities on an uninterrupted basis. Total consideration for the acquisition is $1.0 billion and GLPI intends to fund the transaction through a mix of debt, equity, and OP Units. Both properties are expected to be added to the existing Bally’s Master Lease with incremental rent of $76.3 million.

If all third-party consents and approvals for the acquisition of Lincoln are not timely received, then GLPI would instead acquire the real property assets of the Hard Rock Hotel & Casino Biloxi in Mississippi along with Tiverton, for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which will be credited or repaid to GLPI at the earlier of closing and December 31, 2023, in either case along with a $9.0 million transaction fee to be credited against the purchase price at closing.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from Penn in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020. An affiliate of Penn continues to operate the casino and hotel business of Tropicana Las Vegas pursuant to a triple net lease with GLPI for nominal rent for the earlier of two years or until the Tropicana Las Vegas is sold. See Note 16 for the anticipated sale of the building and sale-lease back of the land for this asset.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5-year renewal options exercisable by the tenant. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the Consumer Price Index ("CPI") increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years.

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

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live Lease") that has an initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The annual rent for the Maryland Live! Lease is $75.0 million and the Pennsylvania Live! Master Lease is $50.0 million, both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2021 financial information has been derived from the Company’s audited consolidated financial statements.

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

	June 30, 2022	December 31, 2021
	(in thousands)
Minimum lease payments receivable	$6,740,133	$4,012,937
Estimated residual values of lease property (unguaranteed)	940,885	601,947
Total	7,681,018	4,614,884
Less: Unearned income	(5,769,275)	(3,400,988)
Less: Allowance for credit losses	(41,104)	(12,226)
Investment in leases - financing receivables, net	$1,870,639	$1,201,670

The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2022 was $1,862.8 million and $48.9 million compared to $1,178.0 million and $35.9 million at December 31, 2021.

At June 30, 2022, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables was as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2022 (remainder of year)	$63,605
2023	127,222
2024	129,286
2025	131,532
2026	133,816
Thereafter	6,154,672
Total	$6,740,133

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases - financing receivables, net, which do not include any unfunded commitments. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in leases - financing receivables, net. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of June 30, 2022 and December 31, 2021.

The rollforward of the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Change in allowance	(5,621)	32,277	26,656
Ending balance at March 31, 2022	6,605	32,277	38,882
Change in allowance	1,783	439	2,222
Ending balance at June 30, 2022	$8,388	$32,716	$41,104

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of June 30, 2022 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$691,674	$1,220,069	$1,911,743
Allowance for credit losses	(32,716)	(8,388)	(41,104)
Amortized cost basis at June 30, 2022	$658,958	$1,211,681	$1,870,639

Allowance as a percentage of outstanding financing receivable	(4.73)%	(0.69)%	(2.15)%

During the six months ended June 30, 2022, the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in the Maryland Live! Lease reserve at June 30, 2022. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease. Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

5.    Real Estate Investments

Real estate investments, net, represents investments in 56 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Land and improvements	$3,189,141	$3,141,646
Building and improvements	6,407,312	6,311,573
Construction in progress	15,618	5,699
Total real estate investments	9,612,071	9,458,918
Less accumulated depreciation	(1,799,426)	(1,681,367)
Real estate investments, net	$7,812,645	$7,777,551

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

During the three months ended June 30, 2022, the Company entered into an agreement to sell excess land for $3.5 million and incurred an impairment charge of $3.3 million as the anticipated proceeds to be received in the third quarter of 2022 were less than the carrying value of the asset.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	June 30, 2022	December 31, 2021
Right-of use assets - operating leases	$182,134	$183,136
Land rights, net	659,403	668,683
Right-of-use assets and land rights, net	$841,537	$851,819

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Land rights	$727,796	$730,783
Less accumulated amortization	(68,393)	(62,100)
Land rights, net	$659,403	$668,683

During the six month period ended June 30, 2022, the Company recorded $2.7 million of accelerated land right amortization as it donated a portion of the land underlying a ground lease.

As of June 30, 2022, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$6,579
2023	13,159
2024	13,159
2025	13,159
2026	13,159
Thereafter	600,188
Total	$659,403

Operating Lease Liabilities

At June 30, 2022, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$6,778
2023	13,556
2024	13,505
2025	13,452
2026	13,459
Thereafter	610,693
Total lease payments	$671,443
Less: interest	(488,543)
Present value of lease liabilities	$182,900

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$3,370	$3,228	$6,740	$6,156
Variable lease cost	5,072	2,129	9,427	3,139
Short-term lease cost	—	301	—	628
Amortization of land right assets	3,290	3,006	9,280	5,849
Total lease cost	$11,732	$8,664	$25,447	$15,772

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2022
Weighted average remaining lease term - operating leases	51.45 years
Weighted average discount rate - operating leases	6.6%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$404	$403	$809	$807

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At June 30, 2022, maturities of this finance lease were as follows (in thousands):

Six Months Ended June 30, 2022
2022 (remainder of year)	$1,105
2023	2,222
2024	2,244
2025	2,267
2026	2,289
Thereafter	304,371
Total lease payments	$314,498
Less: Interest	(260,950)
Present value of finance lease liability	$53,548

8.    Long-term Debt

Long-term debt is as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Unsecured $1,750 million revolver	$394,000	$—
Unsecured term loan A-2	—	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.25% senior unsecured notes due January 2032	800,000	800,000
Other	655	725
Total long-term debt	6,569,655	6,599,744
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(47,349)	(47,372)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,522,306	$6,552,372

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2022 (in thousands):

2022 (remainder of year)	$72
2023	500,149
2024	400,156
2025	850,164
2026	1,369,114
Over 5 years	3,450,000
Total minimum payments	$6,569,655

Senior Unsecured Credit Agreement

The Company, through GLP Capital, historically had access to a senior unsecured credit facility (the "Amended Credit Facility") consisting of a $1,175 million revolving credit facility and a $424 million Term Loan A-2 facility. The Amended Credit Facility was scheduled to mature on May 21, 2023. On May 13, 2022, GLP Capital terminated its Amended Credit Facility and entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital was the primary obligor under the Amended Credit Facility, which was guaranteed by GLPI and GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI. The Company recorded a debt extinguishment loss of $2.2 million in connection with this transaction.

At June 30, 2022, the Credit Agreement had a gross outstanding balance of $394.0 million. Additionally, at June 30, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,355.6 million of available borrowing capacity under the Credit Agreement as of June 30, 2022.

The interest rates payable on the loans are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the Revolver, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%. The Credit Agreement is not subject to interim amortization. GLP Capital is not required to repay any loans under the Credit Agreement prior to maturity. GLP Capital may prepay all or any portion of the loans under the Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) a minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Agreement also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At June 30, 2022, the Company was in compliance with all required financial covenants under the Credit Agreement.

Senior Unsecured Notes

At June 30, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At June 30, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,286	$6,286	$724,595	$724,595
Investment in leases, financing receivables, net	1,870,639	1,928,127	1,201,670	1,213,896
Deferred compensation plan assets	27,037	27,037	34,549	34,549
Financial liabilities:
Long-term debt:
Credit Agreement	394,000	394,000	424,019	424,019
Senior Notes	6,175,000	5,694,900	6,175,000	6,645,574

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As described in Note 6, the Company entered into an agreement to sell excess land for approximately $3.5 million, (that we have determined is a level 2 input) which excess land had a carrying amount of $6.8 million and, as such, the Company recorded an impairment charge for the three months ended June 30, 2022. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022 and 2021.

10.    Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. The majority of these matters are subject to indemnification and defense obligations of our tenants. The Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition, results of operations or liquidity. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

11.    Revenue Recognition

Revenues from Real Estate

As of June 30, 2022, 19 of the Company’s real estate investment properties were leased to a subsidiary of Penn under the Penn Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of Penn under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the Meadows real estate assets are leased to Penn pursuant to the Meadows Lease, the Hollywood Casino Perryville real estate assets are leased to Penn pursuant to the Perryville Lease and the land under Penn's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease, Boyd under the Belterra Park Lease, and Cordish under the Maryland Live! Lease.

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

The initial rent under the Casino Queen Master Lease, which became effective on December 17, 2021, is $21.4 million and such amount increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year, annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. The Company will also complete the current landside development project that is in process and rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% on GLPI's project costs.

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

The Bally's Master Lease became effective on June 3, 2021 in connection with the Company's acquisition of the real estate assets of Tropicana Evansville and Dover Downs Casino & Hotel. The initial rent under the Bally's Master Lease is $40 million annually and is subject to contractual escalations determined in relation to the annual increase in CPI, with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold.

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial rent for the Bally's Master Lease was increased by $12 million on an annual basis, subject to the escalation clauses described above.

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

Lease terms

The Company determined, based on facts and circumstances prevailing at the time of each lease's inception, that neither Penn nor Casino Queen could continue as a going concern without the property(ies) that are leased to them under the Penn Master Lease and the Casino Queen Lease. At lease inception, all of Casino Queen's revenues and substantially all of Penn's revenues were generated from operations in connection with the leased properties. There were also various legal restrictions in the jurisdictions in which Penn and Casino Queen operate that limit the availability and location of gaming facilities, which makes relocation or replacement of the leased gaming facilities restrictive and potentially impracticable or unavailable. Moreover, under the terms of the Penn Master Lease, Penn must make renewal elections with respect to all of the leased property together; the tenant is not entitled to selectively renew certain of the leased property while not renewing other property. Accordingly, the Company concluded that failure by Penn or Casino Queen to renew the Penn Master Lease or Casino Queen Lease, respectively, would impose a significant penalty on such tenant such that renewal of all lease renewal options appeared at lease inception to be reasonably assured. Therefore, at lease inception, the Company concluded that the term of the Penn Master Lease and the Casino Queen Lease was 35 years, equal to the initial 15-year term plus all four of the 5-year renewal options.

During 2022, the Penn Master Lease required an accounting reassessment due to a lease amendment resulting in a lease modification for accounting purposes. The Company concluded the lease term should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each. This was due to several factors that were not present at the inception of the original Penn Master Lease. Since the formation of the Company on November 1, 2013, the Company has amended and reassessed four of its nine leases that were originated prior to 2021. All four of these reassessments were done before the completion of their initial lease terms and were the result of significant lease amendments. Additionally, Pinnacle sold its operations to Penn for fair value whose underlying real estate for the casino operations were leased from the Company. Penn has significantly diversified its earnings stream since the inception of the Penn Master Lease such that the leased operations in the Penn Master Lease no longer represent substantially all of Penn's revenues and earnings. We believe all these factors preclude the Company from concluding all renewal periods are reasonably assured to be exercised in the Penn Master Lease.

The Casino Queen Master Lease became effective December 17, 2021 and required an accounting reassessment due to changes in the rent and lease terms. The Company concluded the lease term is limited to its initial 15 year term. This was due to several factors that were not present at the inception of the original Casino Queen Lease. In addition to the historical reassessments and the fact that Pinnacle sold its operations to Penn for fair value as described above, additional competitive threats have emerged in the regional markets for the properties in the Casino Queen Master Lease that were not present previously. In particular, land based gaming operations including Casino Queen's leased operation in the state of Illinois have experienced significant additional competitive pressures from video gaming terminals that have rapidly expanded in the state. We believe all these factors preclude the Company from concluding all renewal periods are reasonably assured to be exercised in the Casino Queen Master Lease.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease was 10 years, equal to the initial 10-year term only. In conjunction with the Penn-Pinnacle Merger, Penn assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars, Boyd or Bally's would elect to exercise all lease renewal options under the Caesars Master Lease, the Boyd Master Lease and the Bally's Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception. The Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease terms of the Boyd Master Lease and Bally's Master Lease are 10 years and 15 years, respectively, equal to the initial terms of such master leases. As previously discussed, on April 1, 2022, the Company amended the Bally's Master Lease to add the real estate assets of certain casinos in Black Hawk, Colorado and Rock Island, Illinois and reconsidered the lease accounting and concluded no change was required to the previous conclusion of the Bally's Master Lease initial lease term.

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

Details of the Company's income from real estate for the three and six months ended June 30, 2022 was as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Building base rent	$226,784	$441,197
Land base rent	51,906	103,811
Percentage rent	37,369	72,877
Total cash income	$316,059	$617,885
Straight-line rent adjustments	(3,066)	(1,523)
Ground rent in revenue	8,270	16,008
Accretion on financing receivables	5,140	8,865
Other rental revenue	110	244
Total income from real estate	$326,513	$641,479

As of June 30, 2022, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2022 (remainder of year)	$550,235	$5,817	$5,973	$562,025
2023	1,090,461	17,316	11,949	1,119,726
2024	1,031,473	49,139	11,951	1,092,563
2025	1,019,716	47,529	11,953	1,079,198
2026	953,424	42,046	11,130	1,006,600
Thereafter	6,313,213	168,744	67,232	6,549,189
Total	$10,958,522	$330,591	$120,188	$11,409,301

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

12.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares and unvested performance-based restricted shares. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the Noncontrolling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	247,544	233,250	247,538	233,014
Assumed conversion of restricted stock awards	144	144	131	131
Assumed conversion of performance-based restricted stock awards	673	656	653	623
Diluted weighted-average common shares outstanding	248,361	234,050	248,322	233,768

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$151,314	$138,216	$270,582	$265,400
Less: Net income allocated to participating securities	(88)	(85)	(143)	(149)
Net income for earnings per share purposes	$151,226	$138,131	$270,439	$265,251
Weighted-average common shares outstanding	247,544	233,250	247,538	233,014
Basic EPS	$0.61	$0.59	$1.09	$1.14

Calculation of diluted EPS:
Net income attributable to common shareholders	$151,314	$138,216	$270,582	$265,400
Diluted weighted-average common shares outstanding	248,361	234,050	248,322	233,768
Diluted EPS	$0.61	$0.59	$1.09	$1.14

Antidilutive securities excluded from the computation of diluted earnings per share	43	35	58	97

13.    Equity

Non-controlling interests

As partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of June 30, 2022, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company also paid $5.2 million and $10.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2022, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2022 and 2021:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519

2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876

In addition, for both the three and six months ended June 30, 2022 and 2021, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively. Finally, the Company declared a special earnings and profits dividend related to the sale of the operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge of $59.3 million to shareholders of record on December 27, 2021. The dividend was accrued in 2021 and paid on January 7, 2022.

See Note 17 for a description of the Company's common stock equity raise that occurred on July 1, 2022.

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

As of June 30, 2022, there was $6.0 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.82 years. For the three and six months ended June 30, 2022, the Company recognized $1.3 million and $5.5 million of compensation expense associated with these awards, compared to $1.2 million and $4.6 million for the three and six months ended June 30, 2021, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the six months ended June 30, 2022:

Number of Award Shares
Outstanding at December 31, 2021	254,664
Granted	237,613
Released	(202,098)
Canceled	—
Outstanding at June 30, 2022	290,179

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of June 30, 2022, there was $20.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.06 years.  For the three and six months ended June 30, 2022, the Company recognized $3.0 million and $6.4 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $2.4 million and $4.8 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2022:

Number of Performance-Based Award Shares
Outstanding at December 31, 2021	1,305,106
Granted	500,000
Released	(380,070)
Canceled	(30,816)
Outstanding at June 30, 2022	1,394,220

15.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for income taxes, net of refunds received	$7,179	$6,540	$7,179	$6,564
Cash paid for interest	$79,215	$78,878	$136,291	$137,523

Noncash Investing and Financing Activities

As described in Note 6, the Company entered into an agreement to sell excess land and as a result reclassified the anticipated net proceeds to be received from the sale of $3.5 million to assets held for sale from land. On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued approximately 3.0 million OP Units that were valued at $137.0 million and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables. The Company did not engage in any other noncash investing or financing activities during the six months ended June 30, 2021.

16.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

On March 1, 2022, the Company completed its previously announced transaction with Cordish to acquire the real property assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and simultaneously entered into the Pennsylvania Live! Master Lease such that Cordish continues to operate the facilities. The Company has concluded that the Pennsylvania Live! Master Lease is required to be accounted for as an Investment in leases, financing receivables on our Condensed Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial lease term of the Pennsylvania Live! Master Lease which was 39 years. The purchase price of $689.0 million was recorded in Investment in leases, financing receivables, net.

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino properties in Black Hawk, CO and its recently acquired property in Rock Island, IL, in a transaction that was subject to regulatory approval. This transaction closed on April 1, 2022 and total consideration for the acquisition was $150 million. The parties added the properties to the Bally's Master Lease for incremental rent of $12.0 million

In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

The preliminary purchase price for the acquisition of the real estate assets of Black Hawk and Rock Island were as follows (in thousands):

Land	$54,386
Building and improvements	95,740
Real estate investments, net	$150,126

Pending acquisitions

On June 28, 2022, the Company announced that it entered into a binding term sheet with Bally's to acquire the real property assets of Lincoln and Tiverton, subject to customary regulatory approvals with Lincoln also subject to lender consent. Pursuant to the terms of the transaction, Bally’s would immediately lease back both properties and continue to own, control, and manage all the gaming operations of the facilities on an uninterrupted basis. Total consideration for the acquisition is $1.0 billion and GLPI intends to fund the transaction through a mix of debt, equity, and OP Units. Both properties are expected to be added to the existing Bally’s Master Lease with incremental rent of $76.3 million.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which will be credited or repaid to GLPI at the earlier of closing and December 31, 2023, in either case along with a $9.0 million transaction fee payable at closing.

If all third-party consents and approvals for the acquisition of Lincoln are not timely received, then GLPI would instead acquire the real property assets of the Hard Rock Hotel & Casino Biloxi in Mississippi along with Tiverton, for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million.

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

17.    Subsequent Events

On July 1, 2022, the Company issued 7,935,000 shares of its common stock, generating proceeds of approximately $351.0 million. The Company intends to contribute the net proceeds to GLP Capital in exchange for common units of limited partnership interests. GLP Capital intends to use the net proceeds to partially finance the previously announced acquisition of the real property assets of Lincoln and Tiverton as further described in Note 16.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of Penn and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of Penn. On November 1, 2013, Penn contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties and then spun-off GLPI to holders of Penn's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, the Company's operating partnership (the "OP") issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, the OP became treated as a regarded partnership for income tax purposes, with the REIT being deemed to contribute substantially all of the assets and liabilities of the REIT in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to Penn for use by its subsidiaries, under a unitary master lease (the "Penn Master Lease"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, L.P., a wholly owned subsidiary of GLPI.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2022, GLPI's portfolio consisted of interests in 57 gaming and related facilities, including the Tropicana Las Vegas, the real property associated with 34 gaming and related facilities operated by Penn, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 6 gaming and related facilities operated by Bally's Corporation ("Bally's), the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company Inc. ("Casino Queen") and the real property associated with 3 gaming and related facilities operated by Cordish. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 29.0 million square feet. As of June 30, 2022, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

Penn Master Lease

The Penn Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 11 for a discussion regarding such renewal options.

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

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease.

On June 28, 2022, the Company announced that it entered into a binding term sheet with Bally's to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Lincoln") and Bally's Tiverton Casino & Hotel ("Tiverton"), subject to customary regulatory approvals with Lincoln also subject to lender consent. Pursuant to the terms of the transaction, Bally’s would immediately lease back both properties and continue to own, control, and manage all the gaming operations of the facilities on an uninterrupted basis. Total consideration for the acquisition is $1.0 billion and GLPI intends to fund the transaction through a mix of debt, equity, and OP Units. Both properties are expected to be added to the existing Bally’s Master Lease with incremental rent of $76.3 million.

If all third-party consents and approvals for the acquisition of Lincoln are not timely received, then GLPI would instead acquire the real property assets of the Hard Rock Hotel & Casino Biloxi in Mississippi along with Tiverton, for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which will be credited or repaid to GLPI at the earlier of closing and December 31, 2023, in either case along with a $9.0 million transaction fee to be credited against the purchase price at closing.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). This transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. See Note 11 for a discussion regarding such renewal options. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million over the next 2 years.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $326.5 million and $237.1 million, respectively, for the three months ended June 30, 2022, compared to $317.8 million and $212.1 million, respectively, for the corresponding period in the prior year. For the six months ended June 30, 2022, we reported total revenues and income from operations of $641.5 million and $436.9 million, respectively, compared to $619.3 million and $412.2 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, were as follows:

•Total income from real estate increased by $52.4 million to $326.5 million for the three months ended June 30, 2022 compared to $274.1 million for the corresponding period in the prior year. Results for the three months ended June 30, 2022 benefited from the additions of the Casino Queen Master Lease, the Bally's Master Lease, the Perryville Lease, the Maryland Live! Lease and Pennsylvania Live! Master Lease which in the aggregate increased cash rental income by $45.0 million. The three months ended June 30, 2022 also benefited by $2.9 million compared to the corresponding period in the prior year from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 and the Penn Master Lease on November 1, 2021. The Company also recognized accretion of $5.1 million on its Investment in leases, financing receivables and unfavorable straight-line rent adjustments of $3.9 million and had higher ground rent income of $4.0 million due primarily from the addition of the Bally's Master Lease and the Maryland Live! Lease. Finally, the Company had lower percentage rent on the Penn Master Lease of $1.3 million due to lower revenues at Hollywood Casino Columbus and Hollywood Casino Toledo.

•Total income from real estate increased by $103.5 million for the six months ended June 30, 2022. Results for the six months ended June 30, 2022 benefited from the additions of the Casino Queen Master Lease, the Bally's Master Lease, the Perryville Lease, the Maryland Live! Lease and Pennsylvania Live! Master Lease which in the aggregate increased cash rental income by $83.9 million. The six months ended June 30, 2022 also benefited by $5.9 million compared to the corresponding period in the prior year from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 and the Penn Master Lease on November 1, 2021. The Company also recognized accretion of $8.9 million on its Investment in leases, financing receivables and unfavorable straight-line rent adjustments of $3.2 million and had higher ground rent income of $8.6 million due primarily from the addition of the Bally's Master Lease and the Maryland Live! Lease for the six months ended June

30, 2022. Finally, the Company had lower percentage rent on the Penn Master Lease of $1.2 million due to lower revenues at Hollywood Casino Columbus and Hollywood Casino Toledo.
•Gaming, food, beverage and other revenue decreased by $43.7 million and $81.4 million for the three and six months ended June 30, 2022, as compared to the corresponding period in the prior year due to the sale of the operations of the Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

•Total operating expenses decreased by $16.2 million for the three months ended June 30, 2022 as compared to the corresponding period in the prior year. The reason for this decline was due to a decline of gaming, food, beverage and other expense of $22.4 million due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. Additionally, the Company had lower general and administrative expense of $4.6 million due primarily from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. Partially offsetting these benefits was higher land rights and ground lease expense of $3.5 due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021, higher depreciation expense of $1.8 million due to our recent acquisitions partially offset by the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, higher losses from dispositions of property, and a $2.2 million provision for credit losses on our Investment in leases, financing receivables.

•Total operating expenses decreased by $2.5 million for the six months ended June 30, 2022 as compared to the corresponding period in the prior year. The reason for this decline was due to a decline of gaming, food, beverage and other expense of $42.3 million due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. Additionally, the Company had lower general and administrative expense of $5.0 million due primarily from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. Partially offsetting these benefits was higher land rights and ground lease expense of $10.5 million due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021 and a $2.7 million accelerated write-off due to a partial donation of leased land, higher depreciation expense of $2.2 million due to our recent acquisitions partially offset by the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, higher losses from dispositions of property, and a $28.9 million provision for credit losses on our Investment in leases, financing receivables.

•Other expenses increased by $10.0 million and $17.6 million for the three and six months ended June 30, 2022, due to higher interest expense associated with the increased borrowings to fund our recent acquisitions and to a lesser extent a debt extinguishment charge of $2.2 million.

•Income tax expense decreased by $2.6 million and $5.0 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

•Net income increased by $17.6 million and $12.1 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, investment in leases, financing receivables, net, allowance for credit losses, income taxes, and real estate investments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2022.
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

The consolidated results of operations for the three and six months ended June 30, 2022 and 2021 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenues	$326,513	$317,761	$641,479	$619,304
Total operating expenses	89,416	105,637	204,586	207,079
Income from operations	237,097	212,124	436,893	412,225
Total other expenses	(80,344)	(70,359)	(158,244)	(140,648)
Income before income taxes	156,753	141,765	278,649	271,577
Income tax expense	966	3,549	1,170	6,177
Net income	$155,787	$138,216	$277,479	$265,400
Net income attributable to noncontrolling interest in the Operating Partnership	(4,473)	—	(6,897)	—
Net income attributable to common shareholders	$151,314	$138,216	$270,582	$265,400

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; other depreciation; amortization of land rights; straight-line rent adjustments; (gains) or losses on sales of operations, net of tax; losses on debt extinguishment; and provision for credit losses, net, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property; (gains) or losses on sales of operations, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; losses on debt extinguishment; and provision for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$155,787	$138,216	$277,479	$265,400
(Gains) or losses from dispositions of property	—	93	(51)	93
Real estate depreciation	59,494	56,783	118,153	113,172
Funds from operations	$215,281	$195,092	$395,581	$378,665
Straight-line rent adjustments	3,066	(828)	1,523	(1,656)
Direct financing lease adjustments	—	—	—	—
Other depreciation	470	1,367	940	3,679
Provision for credit losses, net	2,222	—	28,878	—
Amortization of land rights	3,290	3,006	9,280	5,849
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,479	2,470	5,250	4,940
Accretion on investment in leases, financing receivables	(5,140)	—	(8,865)	—
Non-cash adjustment to financing lease liabilities	115	—	239	—
Stock based compensation	4,308	3,612	11,908	9,400
Losses on debt extinguishment	2,189	—	2,189	—
Finance Lease Liability	—	—	—	—
Impairment charge on land	3,298	—	3,298	—
Capital maintenance expenditures	(21)	(914)	(36)	(1,352)
Adjusted funds from operations	$231,557	$203,805	$450,185	$399,525
Interest, net	77,490	70,359	154,720	140,648
Income tax expense	966	3,549	1,170	6,177
Capital maintenance expenditures	21	914	36	1,352
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,479)	(2,470)	(5,250)	(4,940)
Adjusted EBITDA	$307,555	$276,157	$600,861	$542,762

Net income, FFO, AFFO and Adjusted EBITDA were $155.8 million, $215.3 million, $231.6 million, and $307.6 million for the three months ended June 30, 2022. This compares to net income, FFO, AFFO and Adjusted EBITDA of $138.2 million, $195.1 million, $203.8 million and $276.2 million for the corresponding period in the prior year. The increase in net income was attributable to higher income from real estate of $52.4 million, lower operating expenses of $16.2 million and lower income tax expense of $2.6 million. These benefits were partially offset by higher interest expense to partially fund our recent acquisitions as well as the sale of our Hollywood Casino Perryville and Hollywood Casino Baton Rouge operations.

Net income, FFO, AFFO and Adjusted EBITDA were $277.5 million, $395.6 million, $450.2 million, and $600.9 million for the six months ended June 30, 2022. This compares to net income, FFO, AFFO and Adjusted EBITDA of $265.4 million, $378.7 million, $399.5 million and $542.8 million for the corresponding period in the prior year. The increase in net income was attributable to higher income from real estate of $103.5 million, lower operating expenses of $2.5 million and lower income tax expense of $5.0 million. These benefits were partially offset by higher interest expense to partially fund our recent acquisitions as well as the sale of our Hollywood Casino Perryville and Hollywood Casino Baton Rouge operations.

The increases in FFO for the three and six months ended June 30, 2022 are due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO are due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above, primarily related to interest expense.

Revenues

Revenues for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2022	2021	Variance	Variance
Rental income	$289,574	$274,102	$15,472	5.6%
Interest income from real estate	36,939	—	36,939	N/A
Total income from real estate	326,513	274,102	52,411	19.1%
Gaming, food, beverage and other	—	43,659	(43,659)	(100.0)%
Total revenues	$326,513	$317,761	$8,752	2.8%

	Six Months Ended June 30,			Percentage
	2022	2021	Variance	Variance
Rental income	$577,351	$537,944	$39,407	7.3%
Interest income from real estate	64,128	—	64,128	N/A
Total income from real estate	641,479	537,944	103,535	19.2%
Gaming, food, beverage and other	—	81,360	(81,360)	(100.0)%
Total revenues	$641,479	$619,304	$22,175	3.6%

Total income from real estate

For the three and six months ended June 30, 2022 and 2021, total income from real estate was $326.5 million and $641.5 million compared to $274.1 million and $537.9 million for the corresponding period in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $52.4 million, or 19.1%, for the three months ended June 30, 2022 and $103.5 million or 19.2% for the six months ended June 30, 2022 as compared to the corresponding periods in the prior year. Results for the three and six months ended June 30, 2022 benefited from the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease, which in the aggregate increased cash rental income by $45.0 million and $83.9 million for the three and six months ended June 30, 2022. The three and six months ended June 30, 2022 benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021, and the Penn Master Lease effective November 1, 2021 which increased building base rents by $2.9 million and $5.9 million for the three and six months ended June 30, 2022, respectively. The Company also recognized accretion of $5.1 million and $8.9 million on its Investments in leases, financing receivables, and unfavorable straight-line rent adjustments of $3.9 million and $3.2 million and had higher ground rent income of $4.0 million and $8.6 million as discussed above for the three and six months ended June 30, 2022 due to the addition of the Bally's Master Lease, the Maryland Live! Lease and Pennsylvania Live! Master Lease which contained properties with ground leases. Finally, the Company had lower percentage rent on the Penn Master Lease of $1.3 million and $1.2 million for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year due to lower revenues at Hollywood Casino Columbus and Hollywood Casino Toledo.

Details of the Company's income from real estate for the three and six months ended June 30, 2022 was as follows (in thousands)

Three Months Ended June 30, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Penn Master Lease	$71,248	$23,492	$25,102	$119,842	$(7,144)	$647	$—	$—	$113,345
Amended Pinnacle Master Lease	58,709	17,814	7,007	83,530	(373)	2,012	—	—	85,169
Penn Meadows Lease	3,952	—	2,262	6,214	572	—	—	110	6,896
Penn Morgantown Lease	—	762	—	762	—	—	—	—	762
Penn Perryville Lease	1,457	485	—	1,942	60	—	—	—	2,002
Caesars Master Lease	15,628	5,932	—	21,560	2,590	378	—	—	24,528
Lumiere Place Lease	5,773	—	—	5,773	544	—	—	—	6,317
Boyd Master Lease	19,546	2,947	2,531	25,024	574	433	—	—	26,031
Boyd Belterra Lease	691	474	467	1,632	—	—	—	—	1,632
Bally's Master Lease	13,000	—	—	13,000	—	2,343	—	—	15,343
Maryland Live! Lease	18,750	—	—	18,750	—	2,162	3,114	—	24,026
Pennsylvania Live! Master Lease	12,500	—	—	12,500	—	295	2,026	—	14,821
Casino Queen Master Lease	5,530	—	—	5,530	111	—	—	—	5,641
Total	$226,784	$51,906	$37,369	$316,059	$(3,066)	$8,270	$5,140	$110	$326,513

Six Months Ended June 30, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total rental income
Penn Master Lease	$142,497	$46,984	$48,739	$238,220	$(4,912)	$1,325	$—	$—	$234,633
Amended Pinnacle Master Lease	116,645	35,628	13,702	165,975	(5,210)	3,884	—	—	164,649
Penn - Meadows Lease	7,905	—	4,523	12,428	1,144	—	—	244	13,816
Penn Morgantown Lease	—	1,524	—	1,524	—	—	—	—	1,524
Penn Perryville Lease	2,914	971	—	3,885	120	—	—	—	4,005
Caesars Master Lease	31,257	11,864	—	43,121	5,179	756	—	—	49,056
Lumiere Place Lease	11,545	—	—	11,545	1,088	—	—	—	12,633
Boyd Master Lease	38,835	5,893	4,992	49,720	1,148	865	—	—	51,733
Boyd Belterra Lease	1,373	947	921	3,241	(303)	—	—	—	2,938
Bally's Master Lease	23,000	—	—	23,000	—	4,521	—	—	27,521
Maryland Live! Lease	37,500	—	—	37,500	—	4,256	6,173	—	47,929
Pennsylvania Live! Master Lease	16,667	—	—	16,667	—	401	2,692	—	19,760
Casino Queen Master Lease	11,059	—	—	11,059	$223	—	—	—	11,282
Total	$441,197	$103,811	$72,877	$617,885	$(1,523)	$16,008	$8,865	$244	$641,479

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

The Company recognizes earnings on Investment in leases, financing receivables, based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on financing leases represent earnings recognized in excess of cash received during the period.

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue decreased by $43.7 million and $81.4 million, for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior years due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

Operating expenses

Operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$22,382	$(22,382)	(100.0)%
Land rights and ground lease expense	11,720	8,191	3,529	43.1%
General and administrative	12,212	16,821	(4,609)	(27.4)%
(Gains) and losses from dispositions of property	—	93	(93)	(100.0)%
Depreciation	59,964	58,150	1,814	3.1%
Impairment charge on land	3,298	—	3,298	N/A
Provision for credit losses	2,222	—	2,222	N/A
Total operating expenses	$89,416	$105,637	$(16,221)	(15.4)%

	Six Months Ended June 30,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$42,308	$(42,308)	(100.0)%
Land rights and ground lease expense	25,424	14,924	10,500	70.4%
General and administrative	27,944	32,903	(4,959)	(15.1)%
(Gains) losses from dispositions	(51)	93	(144)	(154.8)%
Depreciation	119,093	116,851	2,242	1.9%
Impairment charge on land	3,298	—	3,298	N/A
Provision for credit losses	28,878	—	28,878	N/A
Total operating expenses	$204,586	207,079	$(2,493)	(1.2)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $22.4 million and $42.3 million for the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge during 2021.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $3.5 million and $10.5 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year. The increase is the result of higher rent expense due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021 and a $2.7 million accelerated write-off due to a partial donation of leased land.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $4.6 million and $5.0 million for the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year. The reason for the decline for the three and six months ended June 30, 2022 was primarily due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021 which lowered general and administrative expenses by $6.1 million and $12.1 million for the three and six month periods ended June 30, 2022, which was partially offset by increased costs of $1.5 million and $7.1 million primarily attributable to higher bonus expense and stock based compensation charges due to improved performance and higher valuations on the Company's equity awards as well as transaction related costs that did not qualify for capitalization.

Impairment charge on land

As discussed in Note 6, during the three months ended June 30, 2022, the Company entered into an agreement to sell excess land and incurred a loss of $3.3 million as the anticipated proceeds to be received in the third quarter of 2022 were less than the carrying value of the asset.

Depreciation

Depreciation expense increased by $1.8 million and $2.2 million for the three and six months ended June 30, 2022 as compared to the corresponding periods in the prior year. The Company had higher real estate depreciation of $2.7 million and $5.0 million due to the Company's acquisitions over the past year, partially offset by a $0.9 million and $2.7 million decline in other depreciation due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and the impact of classifying the building value of Tropicana Las Vegas in assets held for sale in the second quarter of 2021.

Provision for credit losses

Provision for credit losses totaled $2.2 million and $28.9 million for the three and six months ended June 30, 2022. As described in Note 4, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables.

During the three months ended March 31, 2022, the Company recorded an initial CECL reserve of $32.3 million on its Pennsylvania Live! Master Lease and the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its CECL reserve calculation for the Maryland Live! Lease, which led to a $5.6 million reduction in the CECL reserve at March 31, 2022. The reason for the provision for credit losses for the three months ended June 30, 2022 was primarily the result of higher weightings to more negative economic probability factors compared to March 31, 2022.

Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher expected rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2022	2021	Variance	Variance
Interest expense	$(78,257)	$(70,413)	$(7,844)	11.1%
Interest income	102	54	48	88.9%
Losses on debt extinguishment	(2,189)	—	(2,189)	N/A
Total other expenses	$(80,344)	$(70,359)	$(9,985)	14.2%

	Six Months Ended June 30,			Percentage
	2021	2020	Variance	Variance
Interest expense	$(156,179)	$(140,826)	$(15,353)	10.9%
Interest income	124	178	(54)	(30.3)%
Losses on debt extinguishment	(2,189)	—	(2,189)	N/A
Total other expenses	$(158,244)	$(140,648)	$(17,596)	12.5%

Interest expense

Interest expense increased by $7.8 million and $15.4 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year. The increase was due to the issuance of additional unsecured senior notes that partially funded our recent acquisitions. See Note 8 for further details.

Losses on debt extinguishment

As further described in Note 8, the Company increased its borrowing capacity through GLP Capital by GLP Capital entering into a new Credit Agreement during the three months ended June 30, 2022 which resulted in a $2.2 million debt extinguishment charge.

Taxes

During the three and six months ended June 30, 2022, income tax expense was $1.0 million and $1.2 million compared to income tax expense of $3.5 million and $6.2 million for the corresponding periods in the prior year. The reason for the decrease was due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

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

Net cash provided by operating activities was $458.5 million and $402.6 million during the six months ended June 30, 2022 and 2021, respectively. The increase in net cash provided by operating activities of $55.9 million for the six months ended June 30, 2022, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $7.3 million along with decreases in cash paid to employees of $7.5 million, cash paid for operating expenses of $40.5 million, and cash paid for interest of $1.2 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2022, as compared to the corresponding period in the prior year, was due to the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease and full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease, the Belterra Park Lease and the Penn Master Lease less the impact from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which also led to the decline in cash paid for operating expenses.

Investing activities used cash of $289.1 million and $489.8 million during the six months ended June 30, 2022 and 2021, respectively.  Net cash used in investing activities during the six months ended June 30, 2022 consisted primarily of $279.2 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables and the acquisition of the real estate assets of Bally's Black

Hawk, CO and Rock Island, IL properties which were added to the Bally's Master Lease, and capital expenditures of $10.0 million. Net cash used in investing activities for the six months ended June 30, 2021 consisted primarily of $487.4 million for the acquisition of the real estate assets contained in the Bally's Master Lease consisting of the Dover Downs and Tropicana Evansville properties, and capital expenditures of $2.5 million.

Financing activities used cash of $887.7 million and $248.2 million during the six months ended June 30, 2022 and 2021, respectively. Net cash used in financing activities during the six months ended June 30, 2022 was driven primarily by dividend payments of $405.1 million, non-controlling interest distributions of $10.3 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million and the repayment of long term debt of $877.0 million relating to the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease partially offset by the proceeds from the issuance of long term debt, net of costs, of $416.6 million. Cash used in financing activities during the six months ended June 30, 2021 was driven primarily by dividend payments of $308.6 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million, partially offset by proceeds of $70.2 million from the issuance of common stock.

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

During the six months ended June 30, 2022 and 2021, we spent approximately $10.0 million and $2.5 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a landside development project at Hollywood Casino Baton Rouge.

Debt

Senior Unsecured Credit Agreement

The Company, through GLP Capital, historically had access to a senior unsecured credit facility (the "Amended Credit Facility") consisting of a $1,175 million revolving credit facility and a $424 million Term Loan A-2 facility. The Amended Credit Facility was scheduled to mature on May 21, 2023. On May 13, 2022, GLP Capital terminated its Amended Credit Facility and entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital was the primary obligor under the Amended Credit Facility, which was guaranteed by GLPI and GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI. The Company recorded a debt extinguishment loss of $2.2 million in connection with this transaction.

At June 30, 2022, the Credit Agreement had a gross outstanding balance of $394.0 million. Additionally, at June 30, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,355.6 million of available borrowing capacity under the Credit Agreement as of June 30, 2022.

The interest rates payable on the loans are, at GLP Capital's option, equal to either a SOFR-based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%. The Credit Agreement is not subject to interim amortization. GLP Capital is not required to repay any loans under the Credit Agreement prior to maturity. GLP Capital may prepay all or any portion of the loans under the Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) a minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Credit Agreement also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At June 30, 2022, the Company was in compliance with all required financial covenants under the Credit Agreement.

Senior Unsecured Notes

At June 30, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Penn Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two wholly-owned subsidiaries of GLPI, both of which are consolidated by GLPI, and are guaranteed on a senior unsecured basis by GLPI which such guarantees are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries through dividends or loans or to transfer assets from such subsidiaries, except as provided by applicable law and the covenants listed below. None of GLPI's other subsidiaries guarantee the Senior Notes.

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
At June 30, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Credit Agreement of $1.36 billion, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements. Additionally, we anticipate the sale of the non-land real estate assets at Tropicana Las Vegas to Bally's will result in $150.0 million of proceeds.

As described in Note 16, the Company recently announced that it entered into a binding term sheet with Bally's to acquire certain assets for approximately $1.0 billion, which the Company intends to fund through a mix of debt, equity and OP Units. On July 1, 2022, the Company raised approximately $351.0 million of equity proceeds and expects to fund the remaining consideration prior to the closing of the transaction.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,569.7 million at June 30, 2022. Furthermore, $6,175.0 million of our obligations at June 30, 2022 are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately one and one-half years to nine and one-half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2022 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at June 30, 2022.

	07/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	Thereafter	Total	Fair Value at 6/30/2022
	(in thousands)
Long-term debt:
Fixed rate	$—	$500,000	$400,000	$850,000	$975,000	$3,450,000	$6,175,000	$5,694,900
Average interest rate		5.38%	3.35%	5.25%	5.38%	4.36%

Variable rate	$—	$—	$—	$—	$394,000	$—	$394,000	$394,000
Average interest rate (1)					4.33%

(1)           Estimated rate, reflective of forward SOFR plus the spread over SOFR applicable to the Company's variable-rate borrowing based on the terms of its Credit Agreement. Rate above includes the facility fee on the commitments under the Credit Agreement, which is due regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2022, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1 *
Credit Agreement dated as of May 13, 2022 by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto from time to time.

22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer and Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 28, 2022	By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)