Form 10-Q
period 2022-09-30
Gaming & Leisure Properties, Inc.
filed 2022-10-27
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 24, 2022
Common Stock, par value $.01 per share	257,516,925

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

•COVID-19 (including variants thereof, "COVID-19") had, and may continue to have, a significant impact on our tenants' financial conditions and operations;

•the current and uncertain future impact of the COVID-19 outbreak or a new pandemic, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could continue to impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

•GLPI's ability to successfully consummate its announced transactions with Bally's and PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. ("PENN"), including the ability of the parties to satisfy the various conditions to closing, including receipt of all required regulatory approvals, or other delays or impediments to completing the proposed transactions;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate investments, net	$7,759,704	$7,777,551
Investment in leases, financing receivables, net	1,875,895	1,201,670
Assets held for sale	—	77,728
Right-of-use assets and land rights, net	837,785	851,819
Cash and cash equivalents	59,026	724,595
Other assets	243,326	57,086
Total assets	$10,775,736	$10,690,449

Liabilities
Accounts payable, dividend payable and accrued expenses	$6,939	$63,543
Accrued interest	86,657	71,810
Accrued salaries and wages	5,278	6,798
Operating lease liabilities	182,416	183,945
Financing lease liabilities	53,669	53,309
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,126,143	6,552,372
Deferred rental revenue	327,546	329,068
Other liabilities	39,741	39,464
Total liabilities	6,828,389	7,300,309

Commitments and Contingencies (Note 10)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 257,516,925 and 247,206,937 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	2,575	2,472
Additional paid-in capital	5,413,256	4,953,943
Accumulated deficit	(1,808,346)	(1,771,402)
Total equity attributable to Gaming and Leisure Properties	3,607,485	3,185,013
Noncontrolling interests in GLPI's Operating Partnership (7,366,683 units and 4,348,774 units outstanding at September 30, 2022 and December 31, 2021, respectively)	339,862	205,127
Total equity	3,947,347	3,390,140
Total liabilities and equity	$10,775,736	$10,690,449

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$296,779	$283,253	$874,130	$821,197
Interest income from investment in leases, financing receivables	37,039	—	101,167	—
Total income from real estate	333,818	283,253	975,297	821,197
Gaming, food, beverage and other	—	15,459	—	96,819
Total revenues	333,818	298,712	975,297	918,016

Operating expenses
Gaming, food, beverage and other	—	5,766	—	48,074
Land rights and ground lease expense	11,754	9,414	37,178	24,338
General and administrative	12,060	13,066	40,004	45,969
Gains from dispositions of property	(67,430)	(14,815)	(67,481)	(14,722)
Impairment charge on land	—	—	3,298	—
Depreciation	59,887	60,182	178,980	177,033
Provision (benefit) for credit losses, net	(19)	—	28,859	—
Total operating expenses	16,252	73,613	220,838	280,692
Income from operations	317,566	225,099	754,459	637,324

Other income (expenses)
Interest expense	(76,574)	(70,432)	(232,753)	(211,258)
Interest income	488	6	612	184
Losses on debt extinguishment	—	—	(2,189)	—
Total other expenses	(76,086)	(70,426)	(234,330)	(211,074)

Income before income taxes	241,480	154,673	520,129	426,250
Income tax expense	15,261	5,614	16,431	11,791
Net income	$226,219	$149,059	$503,698	$414,459
Net income attributable to non-controlling interest in the Operating Partnership	(6,265)	—	(13,162)	—
Net income attributable to common shareholders	$219,954	$149,059	$490,536	$414,459

Earnings per common share:
Basic earnings attributable to common shareholders	$0.86	$0.63	$1.96	$1.77
Diluted earnings attributable to common shareholders	$0.85	$0.63	$1.95	$1.77

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(5,083)	(5,083)
Net income				119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485
Restricted stock activity		—	4,308	—	—	4,308
Dividends paid ($0.705 per common share)	—	—	—	(174,724)	—	(174,724)
Distributions to non-controlling interest	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	151,314	4,473	155,787
Balance, June 30, 2022	247,544,343	$2,475	$4,953,946	$(1,846,549)	$338,790	$3,448,662
Issuance of common stock, net of costs	9,969,723	100	455,033	—	—	455,133
Restricted stock activity	2,859	—	4,277	—	—	4,277
Dividends paid ($0.705 per common share)	—	—	—	(181,751)	—	(181,751)
Distributions to non-controlling interest	—	—	—	—	(5,193)	(5,193)
Net income	—	—	—	219,954	6,265	226,219
Balance, September 30, 2022	257,516,925	$2,575	$5,413,256	$(1,808,346)	$339,862	$3,947,347

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	$—	$2,675,018
Issuance of common stock, net of costs	—	—	(95)	—	—	(95)
Restricted stock activity	329,433	3	(3,971)	—	—	(3,968)
Dividends paid ($0.65 per common share)	—	—	—	(151,496)	—	(151,496)
Net income	—	—	—	127,184	—	127,184
Balance, March 31, 2021	232,781,653	$2,328	$4,280,723	$(1,636,408)	$—	$2,646,643
Issuance of common stock, net of costs	1,498,420	15	70,308	—	—	70,323
Restricted stock activity	8,736	—	3,612	—	—	3,612
Dividends paid ($0.67 per common share)	—	—	—	(157,063)	—	(157,063)
Net income	—	—	—	138,216	—	138,216
Balance, June 30, 2021	234,288,809	$2,343	$4,354,643	$(1,655,255)	$—	$2,701,731
Issuance of common stock, net of costs	3,675,067	37	182,811	—	—	182,848
Restricted stock activity	12,274	—	3,704	—	—	3,704
Dividends paid ($0.67 per common share)	—	—	—	(159,603)	—	(159,603)
Net income	—	—	—	149,059	—	149,059
Balance, September 30, 2021	237,976,150	$2,380	$4,541,158	$(1,665,799)	$—	$2,877,739

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Nine months ended September 30,	2022	2021
Operating activities
Net income	$503,698	$414,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,550	186,204
Amortization of debt issuance costs, bond premiums and original issuance discounts	7,598	7,409
Accretion on financing receivables	(14,103)	—
Non-cash adjustment to financing lease liabilities	360	—
(Gains) losses from dispositions of property	(67,481)	(14,722)
Deferred income taxes	—	(2,405)
Stock-based compensation	16,244	13,186
Straight-line rent adjustments	(1,522)	(2,544)
Impairment charge and losses on debt extinguishment	5,487	—
Provision for credit losses, net	28,859	—
(Increase), decrease
Other assets	14,610	7,016
Increase, (decrease)
Accounts payable and accrued expenses	562	(1,237)
Accrued interest	14,847	9,155
Accrued salaries and wages	(1,520)	(1,082)
Other liabilities	277	545
Net cash provided by operating activities	699,466	615,984
Investing activities
Capital project expenditures	(16,393)	(1,610)
Capital maintenance expenditures	(102)	(1,655)
Proceeds from sales of property, net of costs	148,709	2,096
Proceeds from sale of operations, net of transaction costs	—	30,807
Investment in leases, financing receivables	(129,047)	—
Acquisition of real estate and deposit payments	(350,126)	(487,475)
Net cash used in investing activities	(346,959)	(457,837)
Financing activities
Dividends paid	(586,871)	(468,162)
Non-controlling interest distributions	(15,470)	—
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(11,926)	(9,837)
Proceeds from issuance of common stock, net	455,098	253,076
Proceeds from issuance of long-term debt	424,000	—
Financing costs	(11,890)	—
Repayments of long-term debt	(1,271,017)	(101)
Net cash used in financing activities	(1,018,076)	(225,024)
Net decrease in cash and cash equivalents, including cash classified within assets held for sale	(665,569)	(66,877)
Less net change in cash classified within assets held for sale	—	(3,650)
Net decrease in cash and cash equivalents	(665,569)	(63,227)
Cash and cash equivalents at beginning of period	724,595	486,451
Cash and cash equivalents at end of period	$59,026	$423,224
See accompanying notes to the condensed consolidated financial statements and Note 15 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.    Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital") issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, GLP Capital became treated as a regarded partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021.

On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and is leasing the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen Holding Company ("Casino Queen") and is leasing the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2022, GLPI’s portfolio consisted of interests in 57 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 7 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's"), the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.8 million square feet. As of September 30, 2022, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the "PENN Master Lease"). The PENN Master Lease is a triple-net operating lease, the current term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 11 for a discussion regarding such renewal options. Additionally, see Note 17 for a discussion related to the creation of a new master lease with PENN.

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

Meadows Lease

The real estate assets of Hollywood Casino at the Meadows are leased to PENN pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter. As described in Note 17, it is anticipated that the Meadows Lease will terminate on January 1, 2023 and the real estate associated with the property will be part of a new master lease with PENN.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from

Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020. On December 18, 2020, the Company and Caesars completed an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million.

Lumière Place Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino ("Lumière Place"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Lumière Place property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate associated with the Lumière Place property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new triple net lease with Caesars (the "Lumière Place Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each (exercisable at the tenant's option) on the same terms and conditions. The Lumière Place Lease rent was adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

On June 28, 2022, the Company announced that it entered into a binding term sheet with Bally's to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Lincoln") and Bally's Tiverton Casino & Hotel ("Tiverton"), subject to customary regulatory approvals and also subject to Bally's lender consent for Lincoln. Pursuant to the terms of the transaction, Bally’s would immediately lease back both properties and continue to own, control, and manage all of the gaming operations of the facilities on an uninterrupted basis. Total consideration for the acquisition is $1.0 billion and GLPI intends to fund the transaction through a mix of debt, equity, and OP Units. Both properties are expected to be added to the existing Bally’s Master Lease with incremental rent of $76.3 million.

If all third-party consents and approvals for the acquisition of Lincoln have not been received when such approvals for the acquisition of Tiverton and Hard Rock Hotel & Casino Biloxi ("Biloxi") in Mississippi have been received, then GLPI would instead acquire the real property assets of Biloxi and Tiverton for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million. We currently anticipate the intial closing will include the real property assets of Biloxi and Tiverton.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in other assets on the Condensed Consolidated Balance Sheet. This amount will be credited or repaid to GLPI at the earlier of the first closing and December 31, 2023, along with a $9.0 million transaction fee to be credited against the purchase price at such closing.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas Hotel & Casino, Inc. ("Tropicana Las Vegas") from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building asset and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the Consumer Price Index ("CPI") increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023.

Perryville Lease

On December 15, 2020, the Company announced that PENN exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to PENN on a triple net basis (the "Perryville Lease"). As described in Note 17, it is anticipated that the Perryville Lease will terminate on January 1, 2023 and the real estate associated with the property will be part of a new master lease with PENN.

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease") that has an initial lease term of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The annual rent for the Maryland Live! Lease is $75.0 million and the Pennsylvania Live! Master Lease is $50.0 million, both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2021 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

Segment Information

As described in Note 1, due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company's real estate investments are reviewed in the aggregate, by the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). As such, as of January 1, 2022, the Company has one reportable segment.

3.    New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In March 2022, the FASB issued ASU No 2022-02, Financial Instruments-Credit Losses which eliminates the accounting guidance for troubled debt restructurings ("TDRs") and requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured and Amortized Cost. The Company early adopted the amendments in this update which had no impact on its financial statements or related disclosures as the Company has no TDRs or write-offs to disclose on its net investment in leases.

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

	September 30, 2022	December 31, 2021
	(in thousands)
Minimum lease payments receivable	$6,708,330	$4,012,937
Estimated residual values of lease property (unguaranteed)	940,885	601,947
Total	7,649,215	4,614,884
Less: Unearned income	(5,732,235)	(3,400,988)
Less: Allowance for credit losses	(41,085)	(12,226)
Investment in leases - financing receivables, net	$1,875,895	$1,201,670

The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2022 was $1,867.1 million and $49.9 million compared to $1,178.0 million and $35.9 million at December 31, 2021.

At September 30, 2022, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables was as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2022 (remainder of year)	$31,802
2023	127,222
2024	129,286
2025	131,532
2026	133,816
Thereafter	6,154,672
Total	$6,708,330

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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in leases - financing receivables, net. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of September 30, 2022 and December 31, 2021.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Change in allowance	(5,621)	32,277	26,656
Ending balance at March 31, 2022	$6,605	$32,277	$38,882
Change in allowance	1,783	439	2,222
Ending balance at June 30, 2022	$8,388	$32,716	$41,104
Change in allowance	(187)	168	(19)
Ending balance at September 30, 2022	$8,201	$32,884	$41,085

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of September 30, 2022 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$693,742	$1,223,238	$1,916,980
Allowance for credit losses	(32,884)	(8,201)	(41,085)
Amortized cost basis at September 30, 2022	$660,858	$1,215,037	$1,875,895

Allowance as a percentage of outstanding financing receivable	(4.74)%	(0.67)%	(2.14)%

During the nine months ended September 30, 2022, the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in the Maryland Live! Lease reserve at September 30, 2022 compared to its balance at December 31, 2021. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease. Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

5.    Real Estate Investments

Real estate investments, net, represents investments in 57 rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Land and improvements	$3,189,141	$3,141,646
Building and improvements	6,407,313	6,311,573
Construction in progress	22,093	5,699
Total real estate investments	9,618,547	9,458,918
Less accumulated depreciation	(1,858,843)	(1,681,367)
Real estate investments, net	$7,759,704	$7,777,551

6.    Assets Held for Sale

On September 26, 2022, Bally’s acquired both GLPI’s building asset and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price of approximately $145 million, net of fees and expenses. GLPI retained ownership of the land and concurrently entered into the Tropicana Las Vegas Lease with Bally's. The Company had classified the building value of Tropicana Las Vegas in Assets held for sale which totaled $77.7 million and the land value in Real estate investments, net on the Condensed Consolidated Balance Sheets at December 31, 2021. In connection with the sale of the building asset, the Company recorded a pre-tax gain of $67.4 million, ($52.8 million after-tax) for the three months and nine months ended September 30, 2022.

During the three months ended June 30, 2022, the Company entered into an agreement to sell excess land for $3.5 million and incurred an impairment charge of $3.3 million for the nine months ended September 30, 2022, as the proceeds received in the third quarter of 2022 were less than the carrying value of the asset.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2022	December 31, 2021
Right-of use assets - operating leases	$181,672	$183,136
Land rights, net	656,113	668,683
Right-of-use assets and land rights, net	$837,785	$851,819

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Land rights	$727,796	$730,783
Less accumulated amortization	(71,683)	(62,100)
Land rights, net	$656,113	$668,683

During the nine month period ended September 30, 2022, the Company recorded $2.7 million of accelerated land right amortization as it donated a portion of the land underlying a ground lease.

As of September 30, 2022, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$3,290
2023	13,159
2024	13,159
2025	13,159
2026	13,159
Thereafter	600,187
Total	$656,113

Operating Lease Liabilities

At September 30, 2022, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022 (remainder of year)	$3,388
2023	13,556
2024	13,505
2025	13,452
2026	13,459
Thereafter	610,693
Total lease payments	$668,053
Less: interest	(485,637)
Present value of lease liabilities	$182,416

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,367	$3,425	$10,108	$9,581
Variable lease cost	5,106	2,688	14,533	5,827
Short-term lease cost	2	185	2	813
Amortization of land right assets	3,290	3,322	12,570	9,171
Total lease cost	$11,765	$9,620	$37,213	$25,392

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2022
Weighted average remaining lease term - operating leases	51.27 years
Weighted average discount rate - operating leases	6.6%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$404	$405	$1,213	$1,212

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$—	$35,372

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At September 30, 2022, maturities of this finance lease were as follows (in thousands):

2022 (remainder of year)	$552
2023	2,222
2024	2,244
2025	2,267
2026	2,289
Thereafter	304,371
Total lease payments	$313,945
Less: Interest	(260,276)
Present value of finance lease liability	$53,669

8.    Long-term Debt

Long-term debt is as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Unsecured $1,750 million revolver	$—	$—
Unsecured term loan A-2	—	424,019
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.35% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.25% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.75% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.30% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.00% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.00% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.25% senior unsecured notes due January 2032	800,000	800,000
Other	619	725
Total long-term debt	6,175,619	6,599,744
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(49,476)	(47,372)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,126,143	$6,552,372

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2022 (in thousands):

2022 (remainder of year)	$36
2023	500,149
2024	400,156
2025	850,164
2026	975,114
Over 5 years	3,450,000
Total minimum payments	$6,175,619

Term Loan Credit Agreement

On September 2, 2022, GLP Capital entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (“Term Loan Agent”), and the other agents and lenders party thereto from time to time, providing for a $600 million delayed draw credit facility with a maturity date of September 2, 2027 (the “Term Loan Credit Facility”). The Term Loan Credit Facility is guaranteed by GLPI.

The availability of loans under the Term Loan Credit Facility is subject to customary conditions, including pro forma compliance with financial covenants, and the receipt by Term Loan Agent of a conditional guarantee of the Term Loan Credit Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. The loans under the Term Loan Credit Facility may be used solely to finance a portion of the purchase price of the acquisition of one or more specified properties of Bally’s in one or a series of related transactions (the “Acquisition”) and to pay fees, costs and expenses incurred in connection therewith.

Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans under the Term Loan Credit Agreement, so long as the aggregate principal amount of all term loans outstanding under the Term Loan Credit Facility does not exceed $1.2 billion plus up to $60 million of transaction fees and costs incurred in connection with the Acquisition. There is currently no commitment in respect of such incremental loans and commitments.

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a SOFR-based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%.

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is required to prepay outstanding term loans with 100% of the net cash proceeds from the issuance of other debt that is unconditionally guaranteed by GLPI and conditionally guaranteed by Bally’s (“Alternative Acquisition Debt”) that is received by GLPI, GLP Capital or any of their subsidiaries after the funding date of the Term Loan Facility (other than any incremental term loans under the Term Loan Credit Agreement and loans under the Bridge Revolving Facility (as defined below)) except to the extent such net cash proceeds are applied to repaying outstanding loans under the Bridge Revolving Facility. GLP Capital is not otherwise required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders, and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminate on August 31, 2023.

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder.

Senior Unsecured Credit Agreement

The Company, through GLP Capital, historically had access to a senior unsecured credit facility (the "Amended Credit Facility") consisting of a $1,175 million revolving credit facility and a $424 million Term Loan A-2 facility. The Amended Credit Facility was scheduled to mature on May 21, 2023. On May 13, 2022, GLP Capital terminated its Amended Credit Facility and entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital was the primary obligor under the Amended Credit Facility, which was guaranteed by GLPI and GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI. The Company recorded a debt extinguishment loss of $2.2 million in connection with this transaction.

On September 2, 2022, GLP Capital entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto. Pursuant to the Credit Agreement, as amended by the Amendment, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Facility, the "Revolver").

Loans under the Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under the Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility under the Credit Agreement. GLP Capital is required to prepay the loans under the Bridge Revolving

Facility with 100% of the net cash proceeds from the issuance of Alternative Acquisition Debt that is received by GLPI, GLP Capital or any of their subsidiaries (other than any term loans under the Term Loan Credit Agreement and any loans under the Bridge Revolving Facility). Any outstanding commitments under the Bridge Revolving Facility that have not been borrowed by December 31, 2024 are automatically re-allocated to the existing revolving facility under the Credit Agreement.

GLP Capital's ability to borrow under the Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP Capital's financial covenants, as well as the receipt by Agent of a conditional guarantee of the loans under the Bridge Revolving Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. Loans under the Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At September 30, 2022, no amounts were outstanding under the Credit Agreement. Additionally, at September 30, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Credit Agreement as of September 30, 2022.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%. The Credit Agreement is not subject to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

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

At September 30, 2022, the Company was in compliance with all required financial covenants under the Credit Agreement.

Senior Unsecured Notes

At September 30, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
At September 30, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$59,026	$59,026	$724,595	$724,595
Investment in leases, financing receivables, net	1,875,895	1,891,635	1,201,670	1,213,896
Deferred compensation plan assets	25,473	25,473	34,549	34,549
Financial liabilities:
Long-term debt:
Credit Agreement	—	—	424,019	424,019
Senior Notes	6,175,000	5,508,238	6,175,000	6,645,574

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As described in Note 6, the Company entered into an agreement to sell excess land for approximately $3.5 million, (that we have determined is a Level 2 input) which excess land had a carrying amount of $6.8 million and, as such, the Company recorded an impairment charge for the nine months ended September 30, 2022. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022 and 2021.

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

Funding commitments

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's current properties. The companies have also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The transaction, including the creation of the new master lease, is subject to customary regulatory approvals and is expected to be effective January 1, 2023. See Note 17 for further details.

11.    Revenue Recognition

Revenues from Real Estate

As of September 30, 2022, 19 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the PENN Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the Meadows real estate assets are leased to PENN pursuant to the Meadows Lease, the Hollywood Casino Perryville real estate assets are leased to PENN pursuant to the Perryville Lease and the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Lumière Place Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, and Bally's under the Tropicana Las Vegas Lease.

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

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized in the income statement over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company has concluded the renewal options of up to an additional 20 years at the tenant's option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In the fifth and sixth lease years the building base rent escalates at 1.25%. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter. In addition, the guaranteed fixed escalations in the new initial lease term are recognized on a straight-line basis.

On December 18, 2020, the Company and Caesars completed a property exchange with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Amended and Restated Caesars Master Lease and the rent was increased by $520,000 annually. This exchange resulted in a reconsideration of the Amended and Restated Caesars Master Lease which resulted in the continuation of operating lease treatment for accounting classification purposes.

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

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under PENN's gaming facility for an initial cash rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Hollywood Casino Morgantown opened on December 22, 2021.

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

On September 26, 2022, the Tropicana Las Vegas Lease, which has initial annual rent of $10.5 million became effective. Commencing on the first anniversary and on each anniversary thereafter, if the CPI increase is at least 0.5% for any lease year, the rent shall increase by the greater of 1% of the rent in effect for the preceding lease year and the CPI increase, capped at 2%. If the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

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

Because the Meadows Lease was a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease was 10 years, equal to the initial 10-year term only. In conjunction with the PENN-Pinnacle Merger, PENN assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars, Boyd or Bally's would elect to exercise all lease renewal options under the Caesars Master Lease, the Boyd Master Lease and the Bally's Master Lease as the earnings from these properties did not represent a meaningful portion of any tenant's business at lease inception. The Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease terms of the Boyd Master Lease and Bally's Master Lease are 10 years and 15 years, respectively, equal to the initial terms of such master leases. As previously discussed, on April 1, 2022, the Company amended the Bally's Master Lease to add the real estate assets of certain casinos in Black Hawk, Colorado and Rock Island, Illinois and reconsidered the lease accounting and concluded no change was required to the previous conclusion of the Bally's Master Lease initial lease term.

The Belterra Park Lease, Morgantown Lease, Perryville Lease, Maryland Live! Lease, Lumière Park Lease and Tropicana Las Vegas Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options; as such, the lease term of these leases is equal to their initial terms. The Company also concluded that the lease term for the Pennsylvania Live! Master Lease was limited to its initial lease term given the relative size and geographic concentration of the properties in this lease.

Details of the Company's income from real estate for the three and nine months ended September 30, 2022 was as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Building base rent	$227,663	$668,860
Land base rent	52,051	155,862
Percentage rent	37,213	110,090
Total cash income	$316,927	$934,812
Straight-line rent adjustments	3,045	1,522
Ground rent in revenue	8,446	24,454
Accretion on financing receivables	5,238	14,103
Other rental revenue	162	406
Total income from real estate	$333,818	$975,297

As of September 30, 2022, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2022 (remainder of year)	$276,743	$2,772	$2,987	$282,502
2023	1,100,961	17,316	11,948	1,130,225
2024	1,041,973	49,138	11,951	1,103,062
2025	1,030,216	47,529	11,953	1,089,698
2026	963,925	42,046	11,130	1,017,101
Thereafter	6,793,442	168,745	67,232	7,029,419
Total	$11,207,260	$327,546	$117,201	$11,652,007

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

12.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreement as described in Note 13. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	256,558	235,267	250,577	233,773
Assumed conversion of restricted stock awards	178	164	148	143
Assumed conversion of performance-based restricted stock awards	784	722	728	669
Dilution attributable to equity forward contract	10	—	—	—
Diluted weighted-average common shares outstanding	257,530	236,153	251,453	234,585

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$219,954	$149,059	$490,536	$414,459
Less: Net income allocated to participating securities	(153)	(103)	(290)	(253)
Net income for earnings per share purposes	$219,801	$148,956	$490,246	$414,206
Weighted-average common shares outstanding	256,558	235,267	250,577	233,773
Basic EPS	$0.86	$0.63	$1.96	$1.77

Calculation of diluted EPS:
Net income attributable to common shareholders	$219,954	$149,059	$490,536	$414,459
Diluted weighted-average common shares outstanding	257,530	236,153	251,453	234,585
Diluted EPS	$0.85	$0.63	$1.95	$1.77

Antidilutive securities excluded from the computation of diluted earnings per share	—	1	36	69

13.    Equity

Common stock issuance

On July 1, 2022, the Company issued 7,935,000 shares of its common stock, generating net proceeds of approximately $350.8 million. The Company intends to contribute the net proceeds to GLP Capital in exchange for common units of limited partnership interests. GLP Capital intends to use the net proceeds to partially finance the previously announced acquisition of the real property assets of Bally's as further described in Note 16.

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

During the nine months ended September 30, 2022, the Company sold 2.0 million shares of its common stock under the ATM Program which raised net proceeds of $104.4 million. As of September 30, 2022, the Company had $157.0 million remaining for issuance under the ATM Program.

In August 2022, the Company entered into a forward sale agreement (the "August 2022 Forward Sale Agreement"), for up to $105 million that will require settlement by August 19, 2023. No amounts have been or will be recorded on the Company's balance sheet with respect to the August 2022 Forward Sale Agreement until settlement.

If the Company had physically settled the shares under the August 2022 Forward Sale Agreement as of September 30, 2022, 1,284,556 shares would have been issued and approximately $64.8 million in net cash proceeds would have been received by the Company. The August 2022 Forward Sale Agreement requires the Company to, at its election prior to August 19, 2023, physically settle the transactions by issuing shares of its common stock to the forward counterparty in exchange for net proceeds at the then applicable forward sale price specified by the August 2022 Forward Sale Agreement. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other specified fixed amounts.

Until settlement of the August 2022 Forward Sale Agreement, earnings per share dilution resulting from the August 2022 Forward Sale Agreement will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contract).

Non-controlling interests

As partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish that were valued at $137.0 million. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of September 30, 2022, the Company holds a 97.2% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company also paid $5.2 million and $15.5 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2022, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2022 and 2021:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519
August 31, 2022	September 16, 2022	Common Stock	$0.705	Third Quarter 2022	September 30, 2022	$181,549

2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876
August 27, 2021	September 10, 2021	Common Stock	$0.67	Third Quarter 2021	September 24, 2021	$159,426

In addition, for both the three and nine months ended September 30, 2022 and 2021, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively. Finally, the Company declared a special earnings and profits dividend related to the sale of the operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge of $59.3 million to shareholders of record on December 27, 2021. The dividend was accrued in 2021 and paid on January 7, 2022.

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

As of September 30, 2022, there was $4.7 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.75 years. For the three and nine months ended September 30, 2022, the Company recognized $1.3 million and $6.8 million of compensation expense associated with these awards, compared to $1.4 million and $6.0 million for the three and nine months ended September 30, 2021, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2022:

Number of Award Shares
Outstanding at December 31, 2021	254,664
Granted	238,013
Released	(206,097)
Canceled	(1,200)
Outstanding at September 30, 2022	285,380

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of September 30, 2022, there was $17.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.88 years.  For the three and nine months ended September 30, 2022, the Company recognized $3.1 million and $9.5 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $2.4 million and $7.2 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2022:

Number of Performance-Based Award Shares
Outstanding at December 31, 2021	1,305,106
Granted	500,000
Released	(380,070)
Canceled	(30,816)
Outstanding at September 30, 2022	1,394,220

15.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for income taxes, net of refunds received	$(977)	$6,440	$6,202	$13,004
Cash paid for interest	$71,931	$57,095	$208,222	$194,618

Noncash Investing and Financing Activities

On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued approximately 3.0 million OP Units that were valued at $137.0 million and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables. The Company did not engage in any noncash investing or financing activities during the nine months ended September 30, 2021 other than a $38.6 million reclassification of Property and equipment, used in operations, net to Real estate investments, net that occurred on July 1, 2021 for the real estate of Hollywood Casino Perryville that is now being leased to PENN.

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

On April 13, 2021, the Company announced that it had entered into a binding term sheet with Bally's to acquire the real estate of Bally’s casino properties in Black Hawk, CO and its recently acquired property in Rock Island, IL, in a transaction that was subject to regulatory approval. This transaction closed on April 1, 2022 and total consideration for the acquisition was $150 million. The parties added the properties to the Bally's Master Lease for incremental rent of $12.0 million.

In addition, Bally’s has granted GLPI a right of first refusal to fund the real property acquisition or development project costs associated with any and all potential future transactions in Michigan, Maryland, New York and Virginia through one or more sale-leaseback or similar transactions for a term of seven years.

The purchase price for the acquisition of the real estate assets of Black Hawk and Rock Island were as follows (in thousands):

Land	$54,386
Building and improvements	95,740
Real estate investments, net	$150,126

Pending acquisitions

On June 28, 2022, the Company announced that it entered into a binding term sheet with Bally's to acquire the real property assets of Lincoln and Tiverton, subject to customary regulatory approvals and with respect to Lincoln, lender consent. Pursuant to the terms of the transaction, Bally’s would immediately lease back both properties and continue to own, control, and manage all the gaming operations of the facilities on an uninterrupted basis. Total consideration for the acquisition is $1.0 billion and GLPI intends to fund the transaction through a mix of debt, equity, and OP Units. Both properties are expected to be added to the existing Bally’s Master Lease with incremental rent of $76.3 million.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Consolidated Balance Sheet at September 30, 2022. This amount will be credited or repaid to GLPI at the earlier of closing and December 31, 2023, along with a $9.0 million transaction fee payable at closing.

If all third-party consents and approvals for the acquisition of Lincoln are not timely received, then GLPI would instead acquire the real property assets of the Hard Rock Hotel & Casino Biloxi in Mississippi along with Tiverton, for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million. We currently anticipate the initial closing will include the real property assets of Biloxi and Tiverton.

17.    Subsequent Events

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's current properties. The companies have also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The transaction, including the creation of the new master lease, is subject to customary regulatory approvals and is expected to be effective January 1, 2023.

Pursuant to the terms agreed upon by the parties, the current PENN master lease would be amended to remove PENN's     properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada and those properties would be added to the new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania and Hollywood Casino Perryville in Maryland would terminate and these properties would be transferred into the new master lease. GLPI has agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, to fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the new master lease and the amended PENN master lease are expected to be substantially similar to the current PENN master lease with the following key differences;

•The new master lease will be cross-defaulted, cross collateralized and co-terminus with the existing PENN master lease.
•The initial term of the new master lease will expire on October 31, 2033, with three 5-year extensions at PENN’s option (consistent with the term remaining on the current PENN master lease).
•All rent in the new master lease will be fixed with annual escalation of 1.50%, with the first escalation occurring for the lease year beginning on November 1, 2023.
•The rent for the new lease will be $232.2 million in base rent. The rent for the original PENN master lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of land base rent, and $32.9 million of percentage rent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of PENN and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of PENN. On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital") issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As a result of the contribution, GLP Capital became treated as a regarded partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company elected GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. As a result of the Spin-Off, GLPI owns substantially all of PENN's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries, under a unitary master lease (the "PENN Master Lease"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2022, GLPI's portfolio consisted of interests in 57 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 7 gaming and related facilities operated by Bally's Corporation ("Bally's), the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company Inc. ("Casino Queen") and the real property associated with 3 gaming and related facilities operated by Cordish. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.8 million square feet. As of September 30, 2022, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN Master Lease

The PENN Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 11 for a discussion regarding such renewal options. Additionally, see Note 17 for a discussion related to the creation of a new master lease with PENN.

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

The Meadows Lease

The real estate assets of Hollywood Casino at the Meadows are leased to PENN pursuant to single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to 2% annually thereafter. As described in Note 17, it is anticipated that the Meadows Lease will terminate on January 1, 2023 and the real estate associated with the property will be part of a new master lease with PENN.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

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

If all third-party consents and approvals for the acquisition of Lincoln have not been received when such approvals for the acquisition of Tiverton and Hard Rock Hotel & Casino Biloxi ("Biloxi") in Mississippi have been received, then GLPI would instead acquire the real property assets of Biloxi and Tiverton, for $635 million with total rent of $48.5 million. In that event, GLPI would also have the option, subject to receipt of required consents, to acquire the real property assets of Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million. We currently anticipate the initial closing will include the real property assets of Biloxi and Tiverton.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in other assets on the Condensed Consolidated Balance Sheet. This amount will be credited or repaid to GLPI at the earlier of the first closing and December 31, 2023, along with a $9.0 million transaction fee to be credited against the purchase price at such closing.

Tropicana Las Vegas Lease
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020.
On September 26, 2022, Bally’s acquired both GLPI’s building asset and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").
Morgantown Lease
On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial annual rent of $3.0 million, provided, however, that (i) on the opening date and on each anniversary thereafter the rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the Consumer Price Index ("CPI") increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year subject to escalation provisions following the opening of the property (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). This transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that is currently leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Casino Queen Master Lease"). The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. See Note 11 for a discussion regarding such renewal options. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023.

Hollywood Casino Perryville

On December 15, 2020, the Company announced that PENN exercised its option to purchase from the Company the operations of Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to PENN on a triple net basis for an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year (the "Perryville Lease"). As described in Note 17, it is anticipated that the Perryville Lease will terminate on January 1, 2023 and the real estate associated with the property will be part of a new master lease with PENN.

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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $333.8 million and $317.6 million, respectively, for the three months ended September 30, 2022, compared to $298.7 million and $225.1 million, respectively, for the corresponding period in the prior year. For the nine months ended September 30, 2022, we reported total revenues and income from operations of $975.3 million and $754.5 million, respectively, compared to $918.0 million and $637.3 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, were as follows:

•Total income from real estate increased by $50.6 million to $333.8 million for the three months ended September 30, 2022 compared to $283.3 million for the corresponding period in the prior year. Results for the three months ended September 30, 2022 benefited from the additions of the Maryland Live! Lease and Pennsylvania Live! Master Lease, the Bally's Master Lease, and the Casino Queen Master Lease, which in the aggregate increased cash rental income by $35.6 million. The three months ended September 30, 2022 also benefited by $3.0 million compared to the corresponding period in the prior year from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 and the PENN Master Lease on November 1, 2021. The Company also recognized accretion of $5.2 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $2.2 million compared to the corresponding period in the prior year and had higher ground rent income of $3.2 million due primarily from the addition of the Bally's Master Lease and the Maryland Live! Lease. Finally, the Company had higher percentage rent on the PENN Master Lease of $0.4 million due to higher revenues at Hollywood Casino Columbus and Hollywood Casino Toledo.

•Total income from real estate increased by $154.1 million for the nine months ended September 30, 2022. Results for the nine months ended September 30, 2022 benefited from the additions of the Maryland Live! Lease and Pennsylvania Live! Master Lease, the Bally's Master Lease, the Perryville Lease and the Casino Queen Master Lease, which in the aggregate increased cash rental income by $119.5 million. The nine months ended September 30, 2022 also benefited by $8.8 million compared to the corresponding period in the prior year from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021 and the PENN Master Lease on November 1, 2021. The Company also recognized accretion of $14.1 million on its Investment in leases, financing receivables and had higher ground rent income of $11.8 million due primarily from the addition of the Bally's Master Lease and the Maryland Live! Lease for the nine months ended September 30, 2022.

Finally, the Company had lower favorable straight-line rent adjustments of $1.0 million compared to the corresponding period in the prior year.
•Gaming, food, beverage and other revenue decreased by $15.5 million and $96.8 million for the three and nine months ended September 30, 2022, as compared to the corresponding period in the prior year due to the sale of the operations of the Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

•Total operating expenses decreased by $57.4 million for the three months ended September 30, 2022 as compared to the corresponding period in the prior year. Gains from dispositions of property increased $52.6 million as compared to the corresponding period in the prior year due to the sale of the Tropicana Las Vegas building to Bally's that closed on September 26, 2022 which resulted in a pre-tax gain of $67.4 million. Gains from dispositions of property for the three months ended September 30, 2021 totaled $14.8 million due primarily from the sale of the Hollywood Casino Perryville operations to PENN which closed on July 1, 2021. Gaming, food, beverage and other expense decreased $5.8 million as compared to the corresponding period in the prior year due to the prior year sales of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. General and administrative expenses decreased $1.0 million as compared to the corresponding period in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, partially offset by higher acquisition expenses. Partially offsetting these benefits was higher land rights and ground lease expense of $2.3 million as compared to the corresponding period in the prior year due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021.

•Total operating expenses decreased by $59.9 million for the nine months ended September 30, 2022 as compared to the corresponding period in the prior year. Gains from dispositions of property increased $52.8 million as compared to the corresponding period in the prior year due to the sale of the Tropicana Las Vegas building asset to Bally's that closed on September 26, 2022 which resulted in a pre-tax gain of $67.4 million. Gains from dispositions of property for the nine months ended September 30, 2021 totaled $14.8 million due primarily from the sale of the Hollywood Casino Perryville operations to PENN which closed on July 1, 2021. Gaming, food, beverage and other expense decreased $48.1 million as compared to the corresponding period in the prior year due to the prior year sales of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. General and administrative expenses decreased $6.0 million as compared to the corresponding period in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which lowered general and administrative expenses by $15.3 million. This was partially offset by higher acquisition expenses, bonus expenses, insurance costs as well as increased stock based compensation charges. The nine months ended September 30, 2022 included provision for credit losses of $28.9 million associated with our Investment in leases, financing receivables as well as impairment losses on land of $3.3 million. In addition, we incurred higher land rights and ground lease expense of $12.8 million compared to the corresponding period in the prior year due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino, which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021 and a $2.7 million accelerated write-off due to a partial donation of leased land that occurred in the first quarter of 2022, and higher depreciation expense of $1.9 million as compared to the corresponding period in the prior year due to our recent acquisitions partially offset by the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge

•Other expenses increased by $5.7 million and $23.3 million for the three and nine months ended September 30, 2022, due to higher interest expense associated with the increased borrowings to fund our recent acquisitions and to a lesser extent a debt extinguishment charge of $2.2 million.

•Income tax expense increased by $9.6 million and $4.6 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year due to the sale of Tropicana Las Vegas building to Bally's. Income tax expense for the prior year was primarily due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

•Net income increased by $77.2 million and $89.2 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2022.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions in the past two years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties pursuant to two master leases and three single property leases and account for a significant portion of our revenue.

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

The consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenues	$333,818	$298,712	$975,297	$918,016
Total operating expenses	16,252	73,613	220,838	280,692
Income from operations	317,566	225,099	754,459	637,324
Total other expenses	(76,086)	(70,426)	(234,330)	(211,074)
Income before income taxes	241,480	154,673	520,129	426,250
Income tax expense	15,261	5,614	16,431	11,791
Net income	$226,219	$149,059	$503,698	$414,459
Net income attributable to non-controlling interest in the Operating Partnership	(6,265)	—	(13,162)	—
Net income attributable to common shareholders	$219,954	$149,059	$490,536	$414,459

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; straight-line rent adjustments; (gains) or losses on sales of operations, net of tax; losses on debt extinguishment; and provision for credit losses, net, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; (gains) or losses on sales of operations, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; losses on debt extinguishment; and provision for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$226,219	$149,059	$503,698	$414,459
(Gains) or losses from dispositions of property, net of tax	(52,793)	824	(52,844)	917
Real estate depreciation	59,416	59,205	177,569	172,377
Funds from operations	$232,842	$209,088	$628,423	$587,753
Straight-line rent adjustments	(3,045)	(888)	(1,522)	(2,544)
Other depreciation	471	977	1,411	4,656
(Benefit) provision for credit losses, net	(19)	—	28,859	—
Amortization of land rights	3,290	3,322	12,570	9,171
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,348	2,470	7,598	7,410
Accretion on investment in leases, financing receivables	(5,238)	—	(14,103)	—
Non-cash adjustment to financing lease liabilities	121	—	360	—
Stock based compensation	4,336	3,786	16,244	13,186
Gain on sale of operations, net of tax of $4.3 million	—	(11,290)	—	(11,290)
Losses on debt extinguishment	—	—	2,189	—
Impairment charge on land	—	—	3,298	—
Capital maintenance expenditures	(66)	(303)	(102)	(1,655)
Adjusted funds from operations	$235,040	$207,162	$685,225	$606,687
Interest, net	75,413	70,426	230,133	211,074
Income tax expense	624	1,265	1,794	7,442
Capital maintenance expenditures	66	303	102	1,655
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,348)	(2,470)	(7,598)	(7,410)
Adjusted EBITDA	$308,795	$276,686	$909,656	$819,448

Net income, FFO, AFFO and Adjusted EBITDA were $226.2 million, $232.8 million, $235.0 million, and $308.8 million for the three months ended September 30, 2022. This compares to net income, FFO, AFFO and Adjusted EBITDA of $149.1 million, $209.1 million, $207.2 million and $276.7 million for the corresponding period in the prior year. The increase in net income was primarily attributable to higher total revenues of $35.1 million and lower operating expenses of $57.4 million as compared to the corresponding period in the prior year. These benefits were partially offset by higher interest expense of $6.1 million to partially fund our recent acquisitions and higher income tax expense of $9.6 million related to the sale of the Tropicana Las Vegas building to Bally's as compared to the corresponding period in the prior year.

Net income, FFO, AFFO and Adjusted EBITDA were $503.7 million, $628.4 million, $685.2 million, and $909.7 million for the nine months ended September 30, 2022. This compares to net income, FFO, AFFO and Adjusted EBITDA of $414.5 million, $587.8 million, $606.7 million and $819.4 million for the corresponding period in the prior year. The increase in net income was primarily attributable to higher total revenue of $57.3 million and lower operating expenses of $59.9 million as compared to the corresponding period in the prior year. These benefits were partially offset by higher interest expense of $21.5 million to partially fund our recent acquisitions and higher income tax expense of $4.6 million related to the sale of the Tropicana Las Vegas building to Bally's as compared to the corresponding period in the prior year.

The increases in FFO for the three and nine months ended September 30, 2022 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Rental income	$296,779	$283,253	$13,526	4.8%
Interest income from real estate	37,039	—	37,039	N/A
Total income from real estate	333,818	283,253	50,565	17.9%
Gaming, food, beverage and other	—	15,459	(15,459)	(100.0)%
Total revenues	$333,818	$298,712	$35,106	11.8%

	Nine Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Rental income	$874,130	$821,197	$52,933	6.4%
Interest income from real estate	101,167	—	101,167	N/A
Total income from real estate	975,297	821,197	154,100	18.8%
Gaming, food, beverage and other	—	96,819	(96,819)	(100.0)%
Total revenues	$975,297	$918,016	$57,281	6.2%

Total income from real estate

For the three and nine months ended September 30, 2022 and 2021, total income from real estate was $333.8 million and $975.3 million compared to $283.3 million and $821.2 million for the corresponding periods in the prior year. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenants with an offsetting expense in land rights and ground lease expense within the condensed consolidated statements of income as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company subleases these ground leases back to its tenants, who are responsible for payment directly to the landlord.

Total income from real estate increased $50.6 million, or 17.9%, for the three months ended September 30, 2022 and $154.1 million or 18.8% for the nine months ended September 30, 2022 as compared to the corresponding periods in the prior year. Results for the three and nine months ended September 30, 2022 benefited from the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, and the Bally's Master Lease, which in the aggregate increased cash rental income by $35.6 million and $119.5 million for the three and nine months ended September 30, 2022. The three and nine months ended September 30, 2022, benefited from full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease and the Belterra Park Lease effective May 1, 2021, and the PENN Master Lease effective November 1, 2021 which increased building base rents by $3.0 million and $8.8 million for the three and nine months ended September 30, 2022, respectively. The Company also recognized accretion of $5.2 million and $14.1 million on its Investments in leases, financing receivables, for the three and nine months ended September 30, 2022, respectively, and favorable straight-line rent adjustments of $2.2 million and unfavorable adjustments of $1.0 million compared to the corresponding periods in the prior year. Additionally, the Company had higher ground rent income of $3.2 million and $11.8 million as discussed above for the three and nine months ended September 30, 2022 due to the addition of the Bally's Master Lease, the Maryland Live! Lease and the Pennsylvania Live! Master Lease which contained properties with ground leases.

Details of the Company's income from real estate for the three and nine months ended September 30, 2022 was as follows (in thousands)

Three Months Ended September 30, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
PENN Master Lease	$71,249	$23,493	$24,750	$119,492	$(3,394)	$598	$—	$—	$116,696
Amended Pinnacle Master Lease	59,095	17,814	7,164	84,073	1,858	2,085	—	—	88,016
PENN Meadows Lease	3,953	—	2,261	6,214	573	—	—	162	6,949
PENN Morgantown Lease	—	761	—	761	—	—	—	—	761
PENN Perryville Lease	1,478	486	—	1,964	38	—	—	—	2,002
Caesars Master Lease	15,629	5,932	—	21,561	2,589	378	—	—	24,528
Lumiere Place Lease	5,772	—	—	5,772	543	—	—	—	6,315
Boyd Master Lease	19,675	2,946	2,566	25,187	574	432	—	—	26,193
Boyd Belterra Lease	695	473	472	1,640	152	—	—	—	1,792
Bally's Master Lease	13,338	—	—	13,338	—	2,545	—	—	15,883
Maryland Live! Lease	18,750	—	—	18,750	—	2,110	3,169	—	24,029
Pennsylvania Live! Master Lease	12,500	—	—	12,500	—	298	2,069	—	14,867
Casino Queen Master Lease	5,529	—	—	5,529	112	—	—	—	5,641
Tropicana Las Vegas Lease	—	146	—	146	—	—	—	—	146
Total	$227,663	$52,051	$37,213	$316,927	$3,045	$8,446	$5,238	$162	$333,818

Nine Months Ended September 30, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
PENN Master Lease	$213,746	$70,477	$73,489	$357,712	$(8,306)	$1,923	$—	$—	$351,329
Amended Pinnacle Master Lease	175,740	53,442	20,866	250,048	(3,352)	5,969	—	—	252,665
PENN - Meadows Lease	11,858	—	6,784	18,642	1,717	—	—	406	20,765
PENN Morgantown Lease	—	2,285	—	2,285	—	—	—	—	2,285
PENN Perryville Lease	4,392	1,457	—	5,849	158	—	—	—	6,007
Caesars Master Lease	46,886	17,796	—	64,682	7,768	1,134	—	—	73,584
Lumiere Place Lease	17,317	—	—	17,317	1,631	—	—	—	18,948
Boyd Master Lease	58,510	8,839	7,558	74,907	1,722	1,297	—	—	77,926
Boyd Belterra Lease	2,068	1,420	1,393	4,881	(151)	—	—	—	4,730
Bally's Master Lease	36,338	—	—	36,338	—	7,066	—	—	43,404
Maryland Live! Lease	56,250	—	—	56,250	—	6,366	9,342	—	71,958
Pennsylvania Live! Master Lease	29,167	—	—	29,167	—	699	4,761	—	34,627
Casino Queen Master Lease	16,588	—	—	16,588	$335	—	—	—	16,923
Tropicana Las Vegas Lease	—	146	—	146	—	—	—	—	146
Total	$668,860	$155,862	$110,090	$934,812	$1,522	$24,454	$14,103	$406	$975,297

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

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue decreased by $15.5 million and $96.8 million, for the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior years due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$5,766	$(5,766)	(100.0)%
Land rights and ground lease expense	11,754	9,414	2,340	24.9%
General and administrative	12,060	13,066	(1,006)	(7.7)%
(Gains) and losses from dispositions	(67,430)	(14,815)	(52,615)	355.1%
Depreciation	59,887	60,182	(295)	(0.5)%
Provision for credit losses	(19)	—	(19)	N/A
Total operating expenses	$16,252	$73,613	$(57,361)	(77.9)%

	Nine Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$48,074	$(48,074)	(100.0)%
Land rights and ground lease expense	37,178	24,338	12,840	52.8%
General and administrative	40,004	45,969	(5,965)	(13.0)%
(Gains) losses from dispositions	(67,481)	(14,722)	(52,759)	358.4%
Depreciation	178,980	177,033	1,947	1.1%
Impairment charge on land	3,298	—	3,298	N/A
Provision for credit losses	28,859	—	28,859	N/A
Total operating expenses	$220,838	280,692	$(59,854)	(21.3)%

Gaming, food, beverage and other

Gaming, food, beverage and other expenses decreased by $5.8 million and $48.1 million for the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge during 2021.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.3 million and $12.8 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year. The increase is the result of higher rent expense due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino which both have ground leases as well as higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021 and a $2.7 million accelerated write-off due to a partial donation of leased land which occurred during the three month period ended March 31, 2022.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $1.0 million and $6.0 million for the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year. The reason for the decline for the three and nine months ended September 30, 2022 was primarily due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021 which lowered general and administrative expenses by $3.2 million and $15.3 million for the three and nine month periods ended September 30, 2022, which was partially offset by higher bonus expense and stock based compensation charges due to improved performance and higher valuations on the Company's equity awards as well as transaction related costs that did not qualify for capitalization.

Gains from dispositions

The three and nine months ended September 30, 2022, included a pre-tax gain of $67.4 million on the sale of the Tropicana Las Vegas building to Bally's. See Note 6 for further information related to this transaction. The three and nine months ended September 30, 2021 included a pre-tax gain of $15.6 million associated with the sale of the operations of Hollywood Casino Perryville which occurred on July 1, 2021.

Impairment charge on land

As discussed in Note 6, during the three months ended June 30, 2022, the Company entered into an agreement to sell excess land and incurred a loss of $3.3 million for the nine months ended September 30, 2022, as the proceeds received in the third quarter of 2022 were less than the carrying value of the asset.

Depreciation

Depreciation expense decreased by $0.3 million and increased by $1.9 million for the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year. The Company had higher real estate depreciation of $0.2 million and $5.2 million in the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year due to the Company's acquisitions over the past year, partially offset by decreases of $0.5 million and $3.2 million in other depreciation in the three and nine months ended September 30, 2022 as compared to the corresponding periods in the prior year due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and the impact of classifying the building value of Tropicana Las Vegas in assets held for sale in the second quarter of 2021.

Provision for credit losses

Provision for credit losses totaled $28.9 million for the nine months ended September 30, 2022. As described in Note 4, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases, - financing receivables.

During the nine months ended September 30, 2022, the Company recorded provisions of $32.9 million on the Investment in leases for the Pennsylvania Live! Master Lease and the majority of this provision was recorded in the first quarter of 2022 when the lease was originated. For the nine months ended September 30, 2022, the Company recorded a reduction of $4.0 million to its Investment in lease reserves for the Maryland Live! Lease as the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in the Maryland Live! Lease reserve at September 30, 2022 compared to its balance at December 31, 2021.

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

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Interest expense	$(76,574)	$(70,432)	$(6,142)	8.7%
Interest income	488	6	482	8,033.3%
Total other expenses	$(76,086)	$(70,426)	$(5,660)	8.0%

	Nine Months Ended September 30,			Percentage
	2022	2021	Variance	Variance
Interest expense	$(232,753)	$(211,258)	$(21,495)	10.2%
Interest income	612	184	428	232.6%
Losses on debt extinguishment	(2,189)	—	(2,189)	N/A
Total other expenses	$(234,330)	$(211,074)	$(23,256)	11.0%

Interest expense

Interest expense increased by $6.1 million and $21.5 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year. The increase was due to the issuance of additional unsecured senior notes that partially funded our recent acquisitions. See Note 8 for further details.

Losses on debt extinguishment

As further described in Note 8, the Company increased its borrowing capacity by GLP Capital entering into a new Credit Agreement during the nine months ended September 30, 2022, which resulted in a $2.2 million debt extinguishment charge.

Taxes

During the three and nine months ended September 30, 2022, income tax expense was $15.3 million and $16.4 million compared to income tax expense of $5.6 million and $11.8 million for the corresponding periods in the prior year. The reason for the increase was due to the gain on the sale of the building at Tropicana Las Vegas in 2022 compared to the taxes incurred on the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

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

Net cash provided by operating activities was $699.5 million and $616.0 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in net cash provided by operating activities of $83.5 million for the nine months ended September 30, 2022, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $32.1 million along with decreases in cash paid to employees of $11.7 million, cash paid for operating expenses of $46.2 million, and cash paid for taxes of $6.8 million, partially offset by an increase in cash paid for interest of $13.6 million. The increase in cash receipts collected from our customers for the nine months ended September 30, 2022, as compared to the corresponding period in the prior year, was due to the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease and full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease, the Belterra Park Lease and the PENN Master Lease less the impact from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which also led to the decline in cash paid for operating expenses.

Investing activities used cash of $347.0 million and $457.8 million during the nine months ended September 30, 2022 and 2021, respectively.  Net cash used in investing activities during the nine months ended September 30, 2022 consisted primarily of $479.2 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables, a $200 million deposit payment for our recently announced transaction with Bally's and the acquisition of the real estate assets of Bally's Black Hawk, CO and Rock Island, IL properties which were added to the Bally's Master Lease, and capital expenditures of $16.5 million, partially offset by the proceeds of $145.2 million from the sale of the Company's building at Tropicana Las Vegas and the sale of excess land for $3.5 million. The net cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of $487.5 million for the acquisition of the real estate assets contained in the Bally's Master Lease consisting of the Dover Downs and Tropicana Evansville properties, and capital expenditures of $3.3 million, partially offset by the proceeds of $30.1 million from the sale of the operations at Hollywood Casino Perryville.

Financing activities used cash of $1,018.1 million and $225.0 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash used in financing activities during the nine months ended September 30, 2022 was driven by dividend payments of $586.9 million, non-controlling interest distributions of $15.5 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million and the repayment of long term debt of $1,271.0 million partially offset by the proceeds from the issuance of long term debt, net of costs, of $412.1 million and common stock, net of costs, in the amount $455.1 million. Cash used in financing activities during the nine months ended September 30, 2021 was driven primarily by dividend payments of $468.2 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.8 million, partially offset by proceeds of $253.1 million from the issuance of common stock.

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

During the nine months ended September 30, 2022 and 2021, we spent approximately $16.5 million and $3.3 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a land side development project at Hollywood Casino Baton Rouge.

Debt

Term Loan Credit Agreement

On September 2, 2022, GLP Capital, entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (“Term Loan Agent”), and the other agents and lenders party thereto from time to time, providing for a $600 million delayed draw credit facility with a maturity date of September 2, 2027 (the “Term Loan Credit Facility”). The Term Loan Credit Facility is guaranteed by GLPI.

The availability of loans under the Term Loan Credit Facility is subject to customary conditions, including pro forma compliance with financial covenants, and the receipt by Term Loan Agent of a conditional guarantee of the Term Loan Credit Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. The loans under the Term Loan Credit Facility may be used solely to finance a portion of the purchase price of the acquisition of one or more specified properties of Bally’s in one or a series of related transactions (the “Acquisition”) and to pay fees, costs and expenses incurred in connection therewith.

Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans under the Term Loan Credit Agreement, so long as the aggregate principal amount of all term loans outstanding under the Term Loan Credit Facility does not exceed $1.2 billion plus up to $60 million of transaction fees and costs incurred in connection with the Acquisition. There is currently no commitment in respect of such incremental loans and commitments.

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a SOFR-based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%.

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is required to prepay outstanding term loans with 100% of the net cash proceeds from the issuance of other debt that is unconditionally guaranteed by GLPI and conditionally guaranteed by Bally’s (“Alternative Acquisition Debt”) that is received by GLPI, GLP Capital or any of their subsidiaries after the funding date of the Term Loan Facility (other than any incremental term loans under the Term Loan Credit Agreement and loans under the Bridge Revolving Facility (as defined below)) except to the extent such net cash proceeds are applied to repaying outstanding loans under the Bridge Revolving Facility. GLP Capital is not otherwise required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminate on August 31, 2023.

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder.

Senior Unsecured Credit Agreement

The Company, through GLP Capital, historically had access to a senior unsecured credit facility (the "Amended Credit Facility") consisting of a $1,175 million revolving credit facility and a $424 million Term Loan A-2 facility. The Amended Credit Facility was scheduled to mature on May 21, 2023. On May 13, 2022, GLP Capital terminated its Amended Credit

Facility and entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Facility") maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital was the primary obligor under the Amended Credit Facility, which was guaranteed by GLPI and GLP Capital was the primary obligor under the Credit Agreement, which is guaranteed by GLPI. The Company recorded a debt extinguishment loss of $2.2 million in connection with this transaction.

On September 2, 2022, GLP Capital entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto. Pursuant to the Credit Agreement, as amended by the Amendment, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Facility, the "Revolver").

Loans under the Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under the Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility under the Credit Agreement. GLP Capital is required to prepay the loans under the Bridge Revolving Facility with 100% of the net cash proceeds from the issuance of Alternative Acquisition Debt that is received by GLPI, GLP Capital or any of their subsidiaries (other than any term loans under the Term Loan Credit Agreement and any loans under the Bridge Revolving Facility). Any outstanding commitments under the Bridge Revolving Facility that have not been borrowed by December 31, 2024 are automatically re-allocated to the existing revolving facility under the Credit Agreement.

GLP Capital's ability to borrow under the Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP Capital's financial covenants, as well as the receipt by Agent of a conditional guarantee of the loans under the Bridge Revolving Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. Loans under the Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At September 30, 2022, no amounts were outstanding under the Credit Agreement. Additionally, at September 30, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Credit Agreement as of September 30, 2022.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.30% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%. The Credit Agreement is not subject to interim amortization except as set forth above with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Credit Agreement prior to maturity except with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

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

At September 30, 2022, the Company was in compliance with all required financial covenants under the Credit Agreement.

Senior Unsecured Notes

At September 30, 2022, the Company had $6,175.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

At September 30, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Credit Agreement of $1.75 billion, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

As described in Note 16 and Note 17, the Company has several pending acquisitions and potential funding requirements which the Company intends to fund through a mix of debt, equity and OP Units. On July 1, 2022, the Company raised approximately $350.8 million of equity proceeds and during the third quarter of 2022 the Company sold 2.0 million shares of its common stock under the Company's continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings (the "ATM Program") which raised net proceeds of $104.4 million. As of September 30, 2022, the Company had $157.0 million remaining for issuance under the ATM Program. Additionally, the Company also entered into the Term Loan Credit Agreement for up to $600 million in funding.

In August 2022, the Company entered into a forward sale agreement (the "August 2022 Forward Sale Agreement"), for up to $105 million that will require settlement by August 19, 2023. No amounts have been or will be recorded on the Company's balance sheet with respect to the August 2022 Forward Sale Agreement until settlement. The August 2022 Forward Sale Agreement requires the Company to, at its election prior to August 19, 2023, to physically settle the transactions by issuing shares of its common stock to the forward counterparty in exchange for net proceeds at the then applicable forward sale price specified by the August 2022 Forward Sale Agreement. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other specified fixed amounts. If the Company had physically settled the shares under the August 2022 Forward Sale Agreement as of September 30, 2022, 1,284,556 shares would have been issued and approximately $64.8 million in net cash proceeds would have been received by the Company.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our ATM Program), issuance of additional operating partnership units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,175.6 million at September 30, 2022. Furthermore, $6,175.0 million of our obligations at September 30, 2022 are the Senior Notes that have fixed interest rates with maturity dates ranging from approximately one year to nine and one-quarter years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2022 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at September 30, 2022.

	10/01/22- 12/31/22	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	Thereafter	Total	Fair Value at 9/30/2022
	(in thousands)
Long-term debt:
Fixed rate	$—	$500,000	$400,000	$850,000	$975,000	$3,450,000	$6,175,000	$5,508,238
Average interest rate		5.38%	3.35%	5.25%	5.38%	4.36%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2022, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1	Term Loan Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 8, 2022.)
10.2	Amendment No. 1 to Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 8, 2022.)
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 27, 2022	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)