Form 10-K
period 2022-12-31
Gaming & Leisure Properties, Inc.
filed 2023-02-23
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $10.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2022.
The number of shares of the registrant's common stock outstanding as of February 14, 2023 was 262,354,477.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2023 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•the ability and willingness of our tenants and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including lease and note requirements and in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

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

/1

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

/2

In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "GLPI" refer to Gaming and Leisure Properties, Inc. and its subsidiaries, unless the context indicates otherwise.
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

GLPI elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT, and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. In addition, during 2020, GLPI and Tropicana LV, LLC, a wholly owned subsidiary of the GLPI that at the time held the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital"), issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of GLPI on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, GLPI, together with GLP Financing II, Inc., jointly elected to treat GLP Financing II, Inc. as a TRS effective December 23, 2021.

On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and is leasing the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen Holding Company Inc. ("Casino Queen") and is leasing the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital.

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2022, GLPI's portfolio consisted of interests in 57 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 7 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's), the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen. These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.8
/3

million square feet. As of December 31, 2022, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
Leases
PENN Master Lease
As a result of the Spin-Off, GLPI owns substantially all of PENN's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the "PENN Master Lease"). The PENN Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 12 for further details regarding such renewal options. Additionally, see Note 18 for additional information related to the amendment to the PENN Master Lease as well as the creation of a new master lease with PENN.
Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease
In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires on April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate assets of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.
Meadows Lease
The real estate assets of the Meadows Racetrack and Casino are leased to PENN pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and had an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that was based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator is to be reduced to a maximum of 2% annually thereafter. As described in Note 18, the Meadows Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

Second Amended and Restated Caesars Master Lease

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
/4

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods, which were received on July 23, 2020.

On December 18, 2020, the Company and Caesars entered into an amendment to the Amended and Restated Caesars Master Lease (as amended, the "Second Amended and Restated Caesars Master Lease") in connection with the parties' completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million. The Exchange Agreement resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made.

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate associated with the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033 with four separate renewal options of five years each (exercisable at the tenant's option) on the same terms and conditions. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

/5

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (as amended, the "Bally's Master Lease") that has an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is $40 million annually.

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the Bally's Master Lease and the initial rent for the lease was increased by $12.0 million on an annual basis, subject to the escalation clauses described below.

As described in Note 18, on January 3, 2023, the Company closed its previously announced acquisition of the land and real estate assets of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton") from Bally's for $635 million in total consideration, inclusive of $15 million in the form of OP units. These properties were added to the Bally's Master Lease. The initial annual rent for the lease was increased by $48.5 million on an annual basis, subject to the escalation clauses described below.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln ("Bally's Lincoln") prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million. See Note 18 for further details.

Tropicana Las Vegas Lease
On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits, which were applied against future rent obligations due under the parties' existing leases during 2020.
On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, ($52.8 million after-tax). GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").
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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HBCR transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into an amended triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is $21.4 million and the lease has an initial term of 15 years with four 5-year renewal options (exercisable by
/6

the tenant) on the same terms and conditions. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the Consumer Price Index ("CPI") increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023. Finally, in 2021, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which was previously written off in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net, for the year ended December 31, 2021 on the Consolidated Statement of Income.

Perryville Lease

On December 15, 2020, the Company announced that PENN exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021, which resulted in a pre-tax gain of $15.6 million ($11.3 million after tax) for the year ended December 31, 2021. The Company retained ownership of all the real estate assets of Hollywood Casino Perryville and simultaneously entered into a triple net lease with PENN (the "Perryville Lease"). As described in Note 18, the Perryville Lease was terminated during 2023, and the real estate associated with the property became part of a new master lease with PENN.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including assignment of applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75.0 million and the Pennsylvania Live! Master Lease is $50 million, both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Guarantees
The obligations under the PENN Master Lease, Amended Pinnacle Master Lease, Morgantown Lease, Meadows Lease and the Perryville Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Second Amended and Restated Caesars Master Lease and the Bally's Master Lease are jointly and severally guaranteed by the corporate parent and the parent's subsidiaries that occupy and operate the facilities leased under the Second Amended and Restated Caesars Master Lease and Bally's Master Lease, respectively. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. Similarly, the obligations under the Maryland Live! Lease and Pennsylvania Live! Master Lease are jointly and severally guaranteed by the Cordish subsidiaries that occupy and operate the facilities leased under the respective leases.

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
/7

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

On September 29, 2020, the Company acquired the real estate of Horseshoe St. Louis in satisfaction of the CZR loan, subject to the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease's rent is subject to an annual escalator of 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter. As described in Note 18, the Meadows Lease was terminated during 2023 and the real estate assets associated with the property became part of a new master lease with PENN.

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

The initial rent under the Casino Queen Master Lease, which became effective on December 17, 2021, is $21.4 million and such amount increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year, then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, then rent will remain unchanged for such lease year. The Company will also complete the current landside development project that is in process at Hollywood Casino Baton Rouge and rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% on GLPI's project costs.

The Perryville Lease with PENN became effective July 1, 2021 with initial annual rent of $7.77 million, $5.83 million of which is subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by
/8

1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year. As described in Note 18, the Perryville Lease was terminated during 2023 and the real estate assets associated with the property became part of a new master lease with PENN.

The Bally's Master Lease became effective on June 3, 2021 in connection with the Company's acquisition of the real estate assets of Tropicana Evansville and Dover Downs Casino & Hotel. Rent under the Bally's Master Lease is $40 million annually and is subject to contractual escalations determined in relation to the annual increase in CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold.

On April 1, 2022, Bally's three casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois were added to the Bally's Master Lease and the initial rent for the Bally's Master Lease was increased by $12 million on an annual basis, subject to the Bally's Master Lease escalation clauses described above.

On January 3, 2023, Bally's Tiverton and Bally's Biloxi were added to the Bally's Master Lease and the annual rent was increased by $48.5 million, subject to the Bally's Master Lease escalation clauses described above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective. Annual rent is $75.0 million and increases by 1.75% annually commencing upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 and has annual rent of $50 million initially, increasing by 1.75% annually commencing upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 7 for the further information including the future annual cash payments to be received under these leases.

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

Furthermore, the Company's leases with percentage rent provide for a floor on such percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on PENN's Hollywood Casino Toledo property, as a result of PENN's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan and a percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania, which will go into effect on November 1, 2023, the date of the next reset. As described in Note 18, a new master lease was entered into with PENN. PENN's Hollywood Casino Toledo property was moved to this new lease, and as such, the percentage rent previously associated with this property, along with the other properties that moved to the new lease, are no longer applicable.

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
/9

Property Features
The following table summarizes certain features of our properties as of December 31, 2022:

	Location	Tenant/Lease Agreement	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties
Hollywood Casino Lawrenceburg (3)	Lawrenceburg, IN	PENN/PENN Master Lease	634,000	73.1	32.1	295
Hollywood Casino Aurora	Aurora, IL	PENN/PENN Master Lease	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	PENN/PENN Master Lease	322,446	275.6	—	100
Argosy Casino Alton	Alton, IL	PENN/PENN Master Lease	124,569	0.2	3.6	—
Hollywood Casino Toledo	Toledo, OH	PENN/PENN Master Lease	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	PENN/PENN Master Lease	354,075	116.2	—	—
Hollywood Casino at Charles Town Races	Charles Town, WV	PENN/PENN Master Lease	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	PENN/PENN Master Lease	451,758	573.7	—	—
M Resort	Henderson, NV	PENN/PENN Master Lease	910,173	83.5	—	390
Hollywood Casino Bangor	Bangor, ME	PENN/PENN Master Lease	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	PENN/PENN Master Lease	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	PENN/PENN Master Lease	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	PENN/PENN Master Lease	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	PENN/PENN Master Lease	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	PENN/PENN Master Lease	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	PENN/PENN Master Lease	645,270	220.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	PENN/PENN Master Lease	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	PENN/PENN Master Lease	177,448	193.4	—	—
1st Jackpot Casino	Tunica, MS	PENN/PENN Master Lease	78,941	52.9	93.8	—
Ameristar Black Hawk	Black Hawk, CO	PENN/Amended Pinnacle Master Lease	775,744	105.2	—	536
Ameristar East Chicago	East Chicago, IN	PENN/Amended Pinnacle Master Lease	509,867	—	21.6	288
Ameristar Council Bluffs (3)	Council Bluffs, IA	PENN/Amended Pinnacle Master Lease	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	PENN/Amended Pinnacle Master Lease	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	PENN/Amended Pinnacle Master Lease	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	PENN/Amended Pinnacle Master Lease	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	PENN/Amended Pinnacle Master Lease	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	PENN/Amended Pinnacle Master Lease	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	PENN/Amended Pinnacle Master Lease	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	PENN/Amended Pinnacle Master Lease	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	PENN/Amended Pinnacle Master Lease	196,473	87.9	—	—
The Meadows Racetrack and Casino (3)	Washington, PA	PENN/Meadows Lease	417,921	155.5	—	—
Hollywood Casino Morgantown	Morgantown, PA	PENN/Morgantown Lease	—	36.0	—	—
Hollywood Casino Perryville	Perryville, MD	PENN/Perryville Lease	97,961	36.3	—	—
Casino Queen	East St. Louis, IL	Casino Queen Master Lease	330,502	67.2	—	157
Hollywood Casino Baton Rouge	Baton Rouge, LA	Casino Queen Master Lease	95,318	25.1	—	—
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease	1,272,938	241.2	—	397
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease	372,650	160.0	—	—
Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease	4,232,018	18.3	—	2,364
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease	936,453	93.6	—	1,487
Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease	738,905	24.6	—	509
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease	287,436	52.6	—	194
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease	94,017	—	7.4	—
Belle of Baton Rouge	Baton Rouge, LA	Caesars/Amended Caesars Master Lease	386,398	13.1	0.8	288
/10

Horseshoe St. Louis	St. Louis, MO	Caesars/Horseshoe St. Louis Lease	807,407		18.5		—		494
Dover Downs	Dover, DE	Bally's Master Lease	212,500		69.6		—		500
Tropicana Evansville	Evansville, IN	Bally's Master Lease	754,833		18.4		10.2		338
Bally's Black Hawk (5)	Black Hawk, CO	Bally's Master Lease	118,552		3.2		—		—
Bally's Quad Cities Casino & Hotel	Rock Island, IL	Bally's Master Lease	390,285		119.9		—		205
Tropicana Las Vegas	Las Vegas, NV	Bally's/ Tropicana Las Vegas Lease	—		35.1		—		—
Live! Casino & Hotel Maryland (6)	Hanover, MD	Cordish / Maryland Live! Lease	2,326,669		12.6		—		310
Live!Casino Pittsburgh (6)	Greensburg, PA	Cordish/Pennsylvania Live! Master Lease	129,552		—		1.8		—
Live! Casino and Hotel Philadelphia (6)	Philadelphia, PA	Cordish/Pennsylvania Live! Master Lease	685,000		9.6		—		208
			27,789,332		5,151.7		800.0		14,217
Other Properties
Other owned buildings and land (7)	various	N/A	23,400		0.3		—		—
Total (8)			27,812,732	—	5,152.0	—	800.0	—	14,217

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

(4)    Encompasses two gaming properties in Jackpot, Nevada: Cactus Pete's and The Horseshu.

(5)     Encompasses three gaming properties in Black Hawk, CO: Black Hawk North, Black Hawk East, and Black Hawk West.

(6)     These properties are accounted for as financing leases and are not included in real estate investments. See Note 7 in the Consolidated Financial Statements for further details.

(7)     This includes our corporate headquarters building and undeveloped land the Company owns at locations other than its tenant occupied properties.

(8)     The table above excludes the January 3, 2023 acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton which would have added 2.4 million of property square feet, increased owned acreage by 55.3 and added 563 hotel rooms to the Company's total statistics above if the acquisition had closed in 2022. The acquisition also diversified the Company into Rhode Island.

Competition
We compete for additional real property investments with other REITs, including a publicly traded gaming focused REIT, VICI Properties Inc., investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have, making it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
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
/11

operations by other persons may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and operators and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.

Segments
Due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge that occurred in 2021, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company's real estate investments are reviewed in the aggregate, by the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). As such, as of January 1, 2022, the Company has one reportable segment.
Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	76	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	48	Chief Operating Officer, General Counsel and Secretary
Desiree A. Burke	57	Chief Financial Officer and Treasurer
Matthew R. Demchyk	41	Senior Vice President, Chief Investment Officer
Steven L. Ladany	42	Senior Vice President, Chief Development Officer
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
Brandon J. Moore.    Mr. Moore is our Chief Operating Officer, General Counsel and Secretary. Mr. Moore was promoted to Chief Operating Officer in October 2022 and joined the Company in January 2014. Previously, he served as PENN's Vice President, Senior Corporate Counsel from March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining PENN, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
Desiree A. Burke. Ms. Burke is our Chief Financial Officer and Treasurer. She was promoted to Chief Financial Officer in October 2022 and joined the Company in April 2014 as our Senior Vice President and Chief Accounting Officer. Previously, Ms. Burke served as PENN's Vice President and Chief Accounting Officer from November 2009. Additionally, she served as PENN's Vice President and Corporate Controller from November 2005 to October 2009. Prior to her time at PENN Entertainment, Inc., Ms. Burke was the Executive Vice President/Director of Financial Reporting and Control for MBNA America Bank, N.A. She joined MBNA in 1994 and held positions of ascending responsibility in the finance department during her tenure. Ms. Burke is a CPA.
Matthew R. Demchyk. Mr. Demchyk became our Senior Vice President, Chief Investment Officer in January 2021 in which he leads the Company's investment strategy and is responsible for capital allocation. Mr. Demchyk joined the Company in February 2019 as our Senior Vice President of Investments. Previously, he served as Portfolio Manager of Real Estate Securities at Millennium Partners for nine years. Prior to joining Millennium Partners, he managed a portfolio of REIT equity securities at Carlson Capital and served as Assistant Portfolio Manager at CenterSquare Investment Management, a leading REIT dedicated asset manager. Mr. Demchyk is a CFA Charterholder.
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

/12

Tax Considerations
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

/13

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

•The earnings of our TRS will generally be subject to U.S. federal, state and corporate income tax, and we will be required to include, any dividends received from the TRS in our distribution tests.
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
/14

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
We are not treated as holding the assets of a TRS or as receiving any income that the TRS earns. Rather, the stock issued by the TRS to us is an asset in our hands, and we treat the dividends paid to us, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of TRSs on a look-through basis in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use a TRS to perform services or conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.
The TRS rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT's tenants that are not conducted on an arm's-length basis. We intend that all of our transactions with our TRS, if any, will be conducted on an arm's-length basis.
Ownership of Partnership Interests by a REIT

A REIT that is a partner in a partnership is deemed to own its proportionate share of the assets of the partnership and is deemed to receive the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership retains the same character in the hands of the REIT (except that, for purposes of the 10% of value asset test described below, our proportionate share of the partnership’s assets is based on our proportionate interest in the equity and certain debt securities issued by the partnership, as described in the Code). Accordingly, our proportionate share of the assets, liabilities and items of income of the OP, as defined below, are treated as assets, liabilities and items of income of ours for purposes of applying the requirements described herein. We have control over the OP and intend to operate it in a manner that is consistent with the requirements for qualification of GLPI as a REIT.
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
/15

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
/16

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

/17

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

/18

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2022. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2023 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
2021 GLP Holdings Inc. Operating Asset Sales, TRS Merger, and E&P Purging Distribution
On December 17, 2021, we completed our sale of the membership interests of Louisiana Casino Cruises, LLC to a third-party operator and tenant, which was preceded by its conversion from a C corporation and transfer of the real property assets to GLP Holdings, Inc. We previously completed a similar transaction with the membership interests of Penn Cecil Maryland, LLC earlier in 2021. On December 23, 2021, GLP Holdings, Inc. was merged with and into GLP Capital, L.P. in a transaction which was intended to be treated as a tax-free liquidation of GLP Holdings, Inc., a TRS, into the REIT. The result of such transaction was intended to wind up GLP Holdings, Inc. after its taxable sale of the operating assets and have the REIT receive the real property assets in a carryover basis transaction for income tax purposes prior to the completion of the UPREIT Transaction discussed below. As a result of the tax-free nature of the transaction, the REIT inherited all of GLP Holdings, Inc.'s C corporation earnings and profits earned while it was a TRS. Under Section 857 of the Code, as of the close of the taxable year, a REIT must not have earnings and profits which were accumulated in any non-REIT year, so the REIT was required to distribute any GLP Holdings, Inc. earnings and profits which had accumulated prior to its merger with GLP Capital, L.P. The Company’s Board of Directors declared a special earnings and profits cash dividend of $0.24 per share of its common stock payable on January 7, 2022 to shareholders of record on December 27, 2021. We believe that in accordance with Code Section 857(b)(9), such dividend will be treated as having been paid by the REIT and received by the REIT shareholders on or prior to December 31, 2021 to the extent it was treated as satisfying the REIT’s requirements to purge any earnings and profits from a non-REIT year.
2021 UPREIT Transaction
On December 29, 2021, we completed a transaction with Cordish whereby they contributed certain real property assets into GLP Capital, L.P. (our operating partnership, or the “OP”) in exchange for newly issued partnership interests in the OP. As a result of the contribution, the UPREIT Transaction was consummated. Prior to the UPREIT Transaction, the OP was owned by the REIT and another entity wholly owned by the REIT and disregarded for income tax purposes, making the OP disregarded as separate from the REIT. The structure of the transaction is intended to allow the REIT to still receive rents from real property on a passthrough basis from the OP, and it will continue to own an interest in real property through its ownership of the OP partnership interests as its sole asset, as discussed below. Based on this, we believe that the UPREIT Transaction will not impact our ability to meet the requirements of the REIT asset, income, and distribution tests described above.
Tax Aspects of Investment in the Operating Partnership

We may hold investments through entities that are classified as partnerships for U.S. federal income tax purposes, including our interest in the OP. In general, partnerships are passthrough entities that are not subject to U.S. federal income tax. Rather, partners are allocated their proportionate shares of the items of income, gain, loss, deduction and credit of a partnership, and are subject to tax on these items without regard to whether the partners receive a distribution from the partnership. We will include in our income our proportionate share of these partnership items of the OP for purposes of the various REIT income
/19

tests and in the computation of our REIT taxable income. Moreover, for purposes of the REIT asset tests, we will include our proportionate share of assets held by the OP.

The investment by us in the OP involves special tax considerations, including the possibility of a challenge by the IRS to the status of the OP as a partnership, as opposed to an association taxable as a corporation, for U.S. federal income tax purposes. If the OP were treated as an association for U.S. federal income tax purposes, it would be taxable as a corporation and, therefore, could be subject to an entity-level tax on its income.

Treasury regulations provide that a domestic business entity not otherwise organized as a corporation may elect to be treated as a partnership or disregarded entity for U.S. federal income tax purposes. Generally, an entity will be classified as a partnership or disregarded entity (depending on its number of owners) for U.S. federal income tax purposes unless it elects otherwise. The OP intends to be classified as a partnership under these Treasury regulations. We have not requested and do not intend to request a ruling from the IRS that the OP will be classified as partnerships for U.S. federal income tax purposes.

To be a partnership for U.S. federal income tax purposes, the OP generally must not be a “publicly traded partnership”. A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market (or a substantial equivalent). A publicly traded partnership is generally treated as a corporation for U.S. federal income tax purposes, but will not be so treated if, for each taxable year beginning after December 31, 1987 in which it was classified as a publicly traded partnership, at least 90% of the partnership’s gross income consisted of specified passive income, including real property rents (which includes rents that would be qualifying income for purposes of the 75% gross income test, with certain modifications that make it easier for the rents to qualify for the 90% passive income exception), gains from the sale or other disposition of real property, interest, and dividends (the “90% passive income exception”).

Treasury regulations provide limited safe harbors from treatment as a publicly traded partnership. We expect that the OP will fall within one of the “safe harbors” for the partnership to avoid being classified as a publicly traded partnership. However, no assurance can be given regarding the OP's ability to satisfy the requirements of some of these safe harbors and accordingly no assurance can be given that the OP would not be treated as a publicly traded partnership. Even if the OP failed to meet one of the safe harbors, it generally will not be treated as a corporation if it qualifies for the 90% passive income exception discussed immediately above.

Partnership Allocations

Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of Section 704(b) of the Code and the Treasury regulations promulgated thereunder, which require that partnership allocations respect the economic arrangement of the partners. If an allocation is not recognized for U.S. federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined considering all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. The OP’s allocations of taxable income and loss are intended to comply with the requirements of Section 704(b) of the Code and the Treasury regulations promulgated thereunder.

Pursuant to Section 704(c) of the Code, items of income, gain, loss, and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated for U.S. federal income tax purposes in a manner such that the contributor is charged with or benefits from the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of such unrealized gain or unrealized loss is generally equal to the difference between the fair market value of the contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution. Such allocations are solely for U.S. federal income tax purposes and do not affect other economic or legal arrangements among the partners.

Our OP has entered into transactions involving the contribution to the OP of appreciated property, and the OP may enter into such transactions in the future. The partnership agreement of the OP requires allocations of income, gain, loss, and deduction attributable to contributed property to be made in a manner that is consistent with Section 704(c) of the Code. Treasury regulations issued under Section 704(c) give partnerships a choice of several methods of allocating taxable income with respect to contributed properties (and the tax protection agreements entered into in connection with the contributions of properties to the OP require that a certain method be used). Depending upon the method used, (1) our tax depreciation deductions attributable to those properties may be lower than they would have been if our OP had acquired those properties for cash and (2) in the event of a sale of such properties, we could be allocated gain in excess of our corresponding economic or book gain. These allocations may cause us to recognize taxable income in excess of cash proceeds received by us, which might
/20

adversely affect our ability to comply with the REIT distribution requirements or result in our shareholders recognizing additional dividend income without an increase in distributions.

Assets contributed to a partnership in a tax-free transaction generally retain the same depreciation method and recovery period as they had in the hands of the partner who contributed them to the partnership. Accordingly, a substantial amount of the OP’s depreciation deductions for its real property are based on the historic tax depreciation schedules for the properties prior to their contribution to the OP.

Basis in OP Interest

Our adjusted tax basis in a partnership in which we have an interest (including the OP) generally (1) will be equal to the amount of cash and the basis of any other property contributed to such partnership by us, (2) will be increased by (a) our allocable share of such partnership’s income and (b) our allocable share of any indebtedness of such partnership, and (3) will be reduced, but not below zero, by our allocable share of (a) such partnership’s loss and (b) the amount of cash and the tax basis of any property distributed to us and by constructive distributions resulting from a reduction in our share of indebtedness of such partnership.

If our allocable share of the loss (or portion thereof) of any partnership in which we have an interest would reduce the adjusted tax basis of our partnership interest in such partnership below zero, the recognition of such loss will be deferred until such time as the recognition of such loss (or portion thereof) would not reduce our adjusted tax basis below zero. To the extent that distributions to us from a partnership, or any decrease in our share of the nonrecourse indebtedness of a partnership (each such decrease being considered a constructive cash distribution to the partners), would reduce our adjusted tax basis below zero, such distributions (including such constructive distributions) would constitute taxable income to us. Such distributions and constructive distributions normally would be characterized as long-term capital gain if our interest in such partnership has been held for longer than the long-term capital gain holding period (currently 12 months).

Sale of Partnership Property

Generally, any gain realized by a partnership on the sale of property held by the partnership for more than 12 months will be long-term capital gain, except for any portion of such gain that is treated as depreciation or cost recovery recapture. However, under requirements applicable to REITs under the Code, our share as a partner of any gain realized by the OP on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business will be treated as income from a prohibited transaction that is subject to a 100% penalty tax.
Legislative or Other Actions Affecting REITs and Partnerships
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the Treasury which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.
On December 22, 2017, H.R. 1, known as the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (the "Tax Cuts and Jobs Act") was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS's taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions. In addition, the Tax Cuts and Jobs Act limits the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer. The Coronavirus Aid, Relief, and Economic Stability Act increased the limitation to 50% of “adjusted taxable income” for tax years beginning in 2019 and 2020. The limitation on the interest expense deduction does not apply to certain small-business taxpayers or electing real property trades or businesses, such as any real property development, redevelopment, construction,
/21

reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet elected out of the new interest expense limitation.

The Bipartisan Budget Act of 2015 (the “BBA”) revised the rules applicable to federal income tax audits of partnerships (such as the OP) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the applicable rules, a partnership itself may be liable for a tax computed by reference to the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed against the affected partners, subject to a higher rate of interest than otherwise would apply. Although it is uncertain how these rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of those partnerships could be required to bear the economic burden of those taxes, interest and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. The changes created by these rules are sweeping and, in some respects, dependent on the promulgation of future regulations or other guidance by the U.S. Treasury.

Shareholders are urged to consult with their own tax advisors with respect to the impact that the Tax Cuts and Jobs Act, the BBA, and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated August 12, 2022, contained in our Registration Statement on Form S-3 filed with the SEC on August 12, 2022. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).

On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide guidance regarding qualified foreign pension funds and are in large part consistent with the previously issued proposed Treasury Regulations.

Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:

Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Additionally, the following two paragraphs are added after the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds”:

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.
/22

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under FIRPTA.

Regulation

The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry, including landlords and other suppliers, meet certain standards of character and fitness. In addition, gaming laws require gaming industry participants to:

•ensure that unsuitable individuals and organizations have no role in asset ownership and/or operations of gaming assets, including suppliers, and in those jurisdictions that require landowner licensure, ownership of the real property;

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
These regulations impact our business in two important ways: (1) our ownership of land and buildings in which gaming activities are operated by third party tenants pursuant to long-term leases; and (2) the operations of our gaming tenants. Further, many gaming and racing regulatory agencies in the jurisdictions in which our gaming tenants operate require GLPI and its affiliates to maintain a license or finding of suitability as a key business entity, principal affiliate, business entity, qualifier, operator or supplier because of its status as landlord, including Colorado, Delaware, Illinois, Indiana, Louisana, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, Ohio and Pennsylvania.
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
Insurance
We have comprehensive general liability, commercial property fiduciary, directors and officers liability, and business interruption insurance covering our business. In regards to our properties subject to triple-net leases, the lease agreements require our tenants to procure and maintain their own comprehensive general liability, commercial property and business interruption coverage, including protection for our insurable interests as the landlord.
/23

Environmental Matters
Our properties are subject to U.S. federal, state and local environmental laws governing and regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes, and required actions and response efforts. Certain of the properties we own utilize or have utilized above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Certain of the real estate assets owned by GLPI were developed and constructed on former commercial and industrial remediated sites. In connection with the ownership of our real property, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.

Pursuant to applicable environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to provide for joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we or our tenants sent wastes for disposal.

For most triple-net leases to which we are a party, environmental liabilities arising from the businesses and operations are retained by our tenants, and the tenants are required to indemnify GLPI (and its subsidiaries, directors, officers, employees, agents and certain other related parties) against any claims, losses, orders or fines arising from or relating to such environmental liabilities. Further, our triple-net leases obligate our tenants thereunder to comply with applicable environmental laws and regulations. We expect that future leases with new parties and renewals with existing tenants will include the same provisions. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which could result in significant costs to the tenant and thus adversely affect their ability to meet their obligations to us.

In order to assess the potential for such liability, we conduct routine due diligence of environmental conditions prior to acquisition. We are not aware of any environmental issues or recognized environmental conditions that are expected to have a material impact on the operations of any of our properties.

Corporate Responsibility and Environmental, Social, Governance (ESG)

At GLPI, we believe that corporate responsibility and environmental and community stewardship is an integral component of growing shareholder value. With this in mind, we continue to integrate ESG practices and implement social and sustainability strategies and initiatives intended to create long-term value for our shareholders, employees and other stakeholders.

ESG opportunities, risks and strategy are developed and managed by the Company’s management team collaboratively with the Company's newly created cross-functional ESG Steering Committee. The Company’s Nominating and Corporate Governance Committee oversees Company matters relating to ESG, including oversight of the Company’s policies and strategies relating to human capital management, corporate culture, and diversity, equity, and inclusion, which are discussed thoughtfully by the Committee and reported to our Board of Directors. The ESG Steering Committee meets regularly and reports to the Nominating and Corporate Governance Committee on a quarterly basis and more frequently, as needed.

Environmental Sustainability

We are committed to conducting our business in an environmentally conscious manner to uphold our responsibility as a corporate citizen. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company. We promote sustainable practices and environmental stewardship throughout the organization, with a particular emphasis on energy efficiency, recycling, indoor environmental quality, and environmental awareness.

With the exception of our corporate headquarters, our properties are leased to gaming operators in triple-net lease arrangements, meaning each operator is responsible for business operations, maintenance, insurance, taxes, utilities, and other property-related expenses. The oversight and control of all energy and water usage and consumption and operations-related
/24

sustainability strategies related thereto is the sole responsibility of our tenants. Consequently, fostering a strong channel of communication with our tenants is an important component in the evolution of the environmental sustainability of our properties and establishing long-term, successful relationships critical to the success of our business. In 2022, through our formalized Tenant Partnership Program, we discussed the importance of utility data collection and sharing and provided our tenants with accessibility and use of a third-party platform to aid in the aggregation and compilation of utility data necessary to determine each tenant’s greenhouse gas emissions at our properties. We also implemented certain green lease provisions with respect to data collection in many of our leases.

We are evaluating climate-related risks and opportunities to include in our near and long-term environmental strategies and disclosure. We published our first standalone ESG Tearsheet in 2022 and expect to report updated metrics and environmental data in 2023. We also refined our process for Scope 1 and 2 emissions data collection and reporting through the engagement of a third-party vendor and re-adjusted our 2020 baseline to account for updates to our accounting methodology.

The growth of our business often involves the acquisition of real estate assets from third parties. In furtherance of our commitment to environmental sustainability, we routinely engage nationally recognized and certified environmental engineers to perform Phase I Environmental Site Assessments as part of our acquisition process and require future tenants to ensure compliance with all environmental laws, including any necessary testing, remediation and/or monitoring.

Recognizing that sustainability is a journey, we are committed to continuous improvement and will endeavor to engage and communicate with our key stakeholders regarding our ESG stewardship. Further, we are committed to developing initiatives to address and mitigate those environmental risks within our control and supporting our tenants to do the same.

Human Capital Management

As of December 31, 2022, we had 17 full-time employees. Our employees are a valued asset and integral to the success of the Company. We strive to prioritize our employees’ education, development, growth, and well-being. We are passionate about developing our talent. We provide tuition reimbursement, professional development reimbursement, and performance appraisals. We are committed to continuing to develop strategies focused on employee growth, development and well-being.

Senior management holds employee meetings and social events at a regular cadence to create an open forum for learning and to foster feedback.

In 2021, we initiated a program in which every employee receives an annual grant of GLPI restricted stock that vests over a three-year period. This program was proposed and instituted by our Chairman and CEO as a way to attract and maintain talent across all levels of the organization and to ensure that every employee has a stake in the Company’s continued growth and success.

We offer competitive and balanced benefits, including a flexible work policy designed to ensure a healthy work-life balance. Our array of other well-being and benefits packages includes a 401(k) plan with employer match, familial leave, a health and fitness facility at the corporate campus and an employee assistance plan (EAP), among other non-salary benefits. The Company also offers paid time off for volunteering and community involvement.

Our view of human capital management extends beyond our employees to our vendors and other third parties with whom we do business. In 2021, we adopted a Vendor Code of Conduct designed to ensure that we engage individuals and businesses that are committed to the health and well-being of their employees as well.

Diversity, Equity, and Inclusion (DEI)

GLPI is focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to the workplace. We value diverse representation, backgrounds and viewpoints and believe that it serves to strengthen our business proposition for the long-term horizon.

/25

Within our hiring and recruitment processes, we adhere to equal employment policies, and we are committed to prioritizing diversity in any expansion of our Board of Directors or the filling of any vacancy. We abide by our Inclusive Workplace Policy and require all employees, including our Board of Directors, to complete an annual training on diversity and inclusion, alongside other trainings for various GLPI policies, including our Code of Business Conduct.

As of December 31, 2022, 53% of our employees identify as female. In addition, 25% of the Board of Directors are comprised of directors that identify as female and/or members that identify as racially or ethnically diverse.

Tenant Engagement

Since the formalization of our Tenant Partnership Program in 2021, we have continued to engage with our tenants to address and discuss ESG related matters such as environmental data collection strategies and community engagement opportunities. We continue to foster these relationships and explore community engagement partnership opportunities. We believe by aligning our goals and aspirations with those of our tenants, we will make a greater net impact in the communities with which own real estate and conduct business.

Community Engagement
We take an active role in supporting our communities by partnering with local and national organizations to administer charitable contribution, provide community service, and organize the donation of goods to assist local families in need. Our employees volunteer at food banks and participate in other charitable events. A FY2022 highlight was the inauguration of our Annual Day of Service to support the Berks County branch of Helping Harvest in fighting hunger. 94% of our employees participated in this initiative focused on helping our local community.

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

/26

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
/27

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
The operations of our tenants in our leased facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, changing climate conditions, natural disasters and other casualty events, terrorist attacks or other acts of violence. Because many of our facilities are located on or adjacent to bodies of water, they are subject to risks in addition to those associated with land-based facilities, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather and climate conditions. A component of the rent under our leases is based, over time, on the revenues of the gaming facilities operated by PENN and Boyd on our properties; consequently, a casualty that leads to the loss of use of a casino facility subject to our leases for an extended period may negatively impact our revenues.
We face extensive regulation from gaming and other regulatory authorities.
The ownership, operation, and management of gaming and racing facilities are subject to pervasive regulation. These regulations impact both GLPI and the operations of our gaming tenants. Many gaming and racing regulatory agencies in the jurisdictions in which our tenants operate require GLPI, its affiliates and certain officers and directors to maintain licenses as a key business entity, principal affiliate, business entity qualifier, operator, supplier or key person because of GLPI's status as landlord. For GLPI to maintain such licenses in good standing, certain of GLPI's officers and directors are also required to maintain licenses or a finding of suitability.
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of securities of a company licensed in such jurisdiction, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses or gaming facilities in which a person may hold an ownership or a controlling interest. Subject to certain regulations and administrative proceeding requirements, the gaming regulators have the authority to deny any
/28

application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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
In December 2019, a new strain of novel coronavirus, COVID-19, was reported in China and shortly thereafter spread across the globe. This global pandemic outbreak led to unprecedented responses by federal, state and local officials. Certain responses included mandates from authorities requiring temporary closures of or imposed limitations on the operations of many businesses in the attempt to mitigate the spread of infections. Unemployment levels rose sharply and economic activity levels declined dramatically as a result. The United States government implemented various significant aid packages to support the economy and credit markets to combat these declines.

Our TRS Properties and our tenants' casino operations were forced to close temporarily in mid-March of 2020 through various dates into May and June 2020. Even though most of our properties recommenced operations to encouraging results, including certain locations where earnings were higher than the corresponding period prior to COVID-19, it is uncertain whether these strong results will continue in future periods.

The ultimate impact of COVID-19 and its variants on us is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the continued emergence of new strains of COVID-19, the effectiveness of vaccines and therapeutics over time against current and future strains of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others.
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
/29

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
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating and corporate governance committee of the Board of Directors following the affirmative determination by the nominating and corporate governance committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) do not permit direct nomination by shareholders of nominees for election to the Board of Directors, but instead permit shareholders to recommend potential nominees to our nominating and corporate governance committee; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders' meeting; and (vi) provide for super majority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
/30

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
In addition, even if damage to our properties is covered by insurance, a disruption of our or our tenant's business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance our tenant's carry may not fully compensate us for the loss of business of our tenants due to an interruption caused by a casualty event.
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

/31

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
/32

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

If our tenants fail to detect fraud or theft, including by our tenants’ users and employees, our tenants, and, therefore, our reputation may suffer which could harm our tenants, and, therefore, our brand and reputation and negatively impact our tenants, and therefore, our business, financial condition and results of operations and can subject us to investigations and litigation.

Our tenants may incur losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, our tenants may be liable for use of funds on their products with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Acts of fraud may involve various tactics, including collusion. Successful exploitation of our tenants' systems could have negative effects on their product offerings, services and user experience and could harm their reputation. Failure to discover such acts or schemes in a timely manner could result in harm to their operations. In addition, negative publicity related to such schemes could have an adverse effect on their reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that any of our tenants’ measures to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings will be effective or will scale efficiently with our tenants business. Our tenants’ failure to adequately detect or prevent fraudulent transactions could harm our tenants’, and, therefore, our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our tenants, and, therefore, our business, financial condition and results of operations.
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
/33

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
In addition, subject to certain exceptions, rents received or accrued by us from our tenants will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the total combined voting power of all classes of such respective tenant's stock entitled to vote or 10% or more of the total value of such respective tenant's stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from our tenants, to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from our tenants or their subsidiaries will not be treated as qualifying rent for purposes of REIT qualification requirements.
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
We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum
/34

amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code and to avoid the imposition of corporate income tax or the 4% excise tax.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we may hold certain of our assets and conduct related activities through TRS subsidiary corporations that are subject to federal, state, and local corporate-level income taxes as regular C corporations as well as state and local gaming taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.
Complying with REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Lastly, no more than 25% of the value of our total assets can be represented by unsecured debt of publicly traded REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transactions as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or
/35

implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.
Risks Related to Our Capital Structure
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
As of December 31, 2022, we had approximately $6.1 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$6,175.0 million of outstanding senior unsecured notes; and

•approximately $0.6 million of finance lease liabilities related to certain assets.
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

/36

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
If and when additional funds are raised through the issuance of equity securities, including under our "at the market" offering program relating to our common stock or in connection with future acquisitions, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, make it more difficult for our shareholders to sell their GLPI common stock at a time and price that they deem appropriate and impair our future ability to raise capital through an offering of our equity securities.
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
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under our $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility"). This debt instrument is indexed to SOFR.
/37

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
Risk Factors Relating to Our Acquisition of Pinnacle and Tropicana's Gaming Properties
Our recourse against Tropicana, including for any breaches under the Amended Real Estate Purchase Agreement or the Tropicana Merger Agreement, is limited.

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Caesars for any breaches of its representations and warranties or covenants included in the Tropicana Merger Agreement and the Amended Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Caesars in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the Second Amended and Restated Caesars Master Lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Caesars, which could have a materially adverse impact on our business and results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
/38

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2022, the Company had 57 rental properties, consisting of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 3 gaming and related facilities operated by the Cordish Companies, the real property associated with 2 gaming and related facilities operated by Casino Queen and 7 gaming and related facilities operated by Bally's. These property totals exclude the acquisition of 2 properties from Bally's that occurred on January 3, 2023 as more fully described in Note 18. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
Corporate Office

The Company's corporate headquarters building is located in Wyomissing, Pennsylvania and is owned by the Company.

ITEM 3.    LEGAL PROCEEDINGS
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. The Company does not believe that the financial outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings and requires its tenants to carry insurance and defend and indemnify the Company from and against any claims or liabilities. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage carried by the Company or its tenants will be sufficient to cover losses arising from such matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

/39

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 14, 2023, there were approximately 710 holders of record of our common stock.
Dividend Policy
The Company's annual dividend is greater than or equal to at least 90% of its REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates on any undistributed income to the extent that it distributes less than 100% of its taxable income in any tax year.
Cash available for distribution to GLPI shareholders is derived from income from real estate. All distributions will be made by GLPI at the discretion of its Board of Directors and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable laws and other factors as the Board of Directors of GLPI deems relevant. See Note 16 to the Consolidated Financial Statements for further details on dividends.

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
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a “taxable REIT subsidiary”. Further, as partial consideration for the transactions with Cordish described below, GLP Capital issued 7,366,683 newly-issued OP Units to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. In advance of the UPREIT Transaction being consummated, the Company, along with GLP Financing II, jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. As a result of the Spin-Off, GLPI owns substantially all of PENN's former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries, under the PENN Master Lease. The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2022, GLPI's portfolio consisted of interests in 57 gaming and related facilities, which was comprised of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 7 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen. These facilities, including our corporate headquarters building, are
/40

geographically diversified across 17 states and contain approximately 27.8 million square feet. As of December 31, 2022, our properties were 100% occupied. These figures do not include the January 3, 2023 acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton which added 2.4 million of property square feet, and diversified the Company into Rhode Island. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
PENN Master Lease
The PENN Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 12 for further details regarding such renewal options. Additionally, see Note 18 for additional information related to the creation of a new master lease with PENN.
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

The Meadows Lease

The real estate assets of the Meadows Racetrack and Casino are leased to PENN pursuant to the Meadows Lease. The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter. As described in Note 18, the Meadows Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

Second Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Amended Real Estate Purchase Agreement. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars
/41

and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of the Caesars Master Lease.

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

On December 18, 2020, the Company and Caesars entered into the Second Amended and Restated Caesars Master Lease in connection with the completion of the Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million. The Exchange Agreement also resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made.

Horseshoe St. Louis Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Horseshoe St. Louis, whereby the Company extended funds to Caesars under the CZR loan. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to the Bally's Master Lease which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold.

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial annual rent was increased by $12 million and is subject to the escalation clauses described above.

On January 3, 2023, the Company completed its previously announced acquisition of the real property assets of Bally's
/42

Tiverton in Tiverton, Rhode Island and Bally's Biloxi in Biloxi, Mississippi for $635 million in consideration, inclusive of $15 million in the form of OP Units. These properties were added to the Company's Master Lease with Bally's. The initial rent for the lease was increased by $48.5 million on an annualized basis, subject to escalation clauses described above.

In connection with the closing, a $200 million deposit funded by GLPI in September 2022 was returned to the Company along with a $9.0 million transaction fee that will be recorded against the purchase price of the assets acquired. Concurrent with the closing, GLPI borrowed $600 million under its previously structured delayed draw term loan.

GLPI continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln in Lincoln, RI prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020.
On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc. for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement with respect to the HCBR transaction. The HCBR transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Casino Queen Master Lease. The initial annual cash rent is approximately $21.4 million and the lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant. See Note 12 for a discussion regarding such renewal options. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the master lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023. Finally, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding Company, Inc., an affiliate of Casino Queen, which was previously fully impaired in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net during the year ended December 31, 2021.

/43

Perryville Lease

On December 15, 2020, the Company announced that PENN exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021 and the real estate assets of the Hollywood Casino Perryville are being leased to PENN pursuant to the Perryville Lease. A pre-tax gain of $15.6 million ($11.3 million after tax) was recorded during the year ended December 31, 2021 in connection with the sale of the operating assets to PENN. As described in Note 18, the Perryville Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs, at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, GLPI closed the acquisition of the Live! Casino & Hotel Maryland transaction and GLPI entered into the Maryland Live! Lease. On March 1, 2022, GLPI closed the acquisition of the Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to the Pennsylvania Live! Master Lease. The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with maximum terms of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75 million and the Pennsylvania Live! Master Lease is $50 million. Both leases have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.
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

Gaming revenue for our TRS Properties (whose operations we sold during 2021) was derived primarily from gaming on slot machines and to a lesser extent, table game and poker revenue, which was highly dependent upon the volume and spending levels of customers at our TRS Properties. Other revenues at our TRS Properties were derived from our dining, retail and certain other ancillary activities.

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2022, our portfolio consisted of 57 gaming and related facilities. Our portfolio, including our corporate headquarters building, comprises approximately 27.8 million square feet and approximately 5,200 acres of land and is broadly diversified by location across 17 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance. These figures do not include the January 3, 2023 acquisition of Bally's Biloxi and Bally's Tiverton real property assets which added 2.4 million of property square feet, and 55.3 acres of land and diversified the Company into Rhode Island.
/44

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
Resilient Regional Gaming Characteristics
We believe that the recession resulting from the COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being forced to close during mid-March 2020, the Company collected all contractual rents, inclusive of rent credits, due in 2020. Furthermore, our tenants' results since they have reopened has been strong and in some cases better than prior to COVID-19, due to their increased focus on cost efficiencies and decreasing and/or eliminating lower margin amenities. For instance, the rent coverage ratios on all of our leases except for the Meadows Lease have increased at September 30, 2022 compared to pre-COVID-19 levels at December 31, 2019. Although we are unable to predict whether these results will continue, we believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
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

/45

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,311.7 million and $1,029.9 million, respectively, for the year ended December 31, 2022, compared to $1,216.4 million and $841.8 million, respectively, for the year ended December 31, 2021.  The major factors affecting our results for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows:

•Total income from real estate was $1,311.7 million and $1,106.7 million for the years ended December 31, 2022 and 2021, respectively. Total income from real estate increased by $205.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Current results benefited from the additions and/or full year impact of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, Bally's Master Lease, the Casino Queen Master Lease, the Perryville Lease and the Tropicana Las Vegas Lease which in the aggregate increased cash rental income by $156.6 million. Current year results also benefited by $12.4 million from full escalations being incurred on the PENN Master Lease, the Amended Pinnacle Master Lease, the Boyd Master Lease, the Bally's Master Lease and the Belterra Park Lease. The Company also recognized accretion of $19.4 million on its Investment in leases, financing receivables and had higher ground rent revenue gross ups of $14.4 million compared to the prior year due primarily from the additions of the Maryland Live! Lease and the Bally's Master Lease. Finally, the Company had higher percentage rents of $1.0 million due primarily to strong performance at its tenants properties upon reopening from the COVID-19 mandated closures which negatively impacted the 2020 variable rent resets for certain leases.

•Gaming, food, beverage and other revenue decreased by $109.7 million for the year ended December 31, 2022, as compared to the prior year due to the sale of the operations of the Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

•Total operating expenses decreased by $92.8 million for the year ended December 31, 2022, as compared to the prior year. Gains from dispositions of property increased $45.7 million compared to the prior year due to the sale of of the Tropicana Las Vegas building to Bally's that closed on September 26, 2022 which resulted in a gain of $67.4 million. Gains from dispositions of property for the year ended December 31, 2021 included gains of $22.4 million attributable to the sale of operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge. The sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge led to a $53.0 million decline in gaming, food, beverage and other expense as well as a $9.9 million reduction in general and administrative expenses due to the sales partially offset by higher acquisition expenses, payroll and benefit expenses, insurance costs as well as increased stock based compensation charges. During the year ended December 31, 2022, the Company recorded non-cash provision for credit losses, net of $6.9 million compared to provisions for credit losses, net of $8.2 million for the year ended December 31, 2021. The Company incurred higher depreciation expense of $2.3 million due to its recent acquisitions. Finally, the Company incurred higher land rights and ground lease expense of $11.7 million due to higher ground lease rents paid by our tenants due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino, which both have ground leases and higher land right amortization due to a partial donation of leased land that occurred in the first quarter of 2022 as well as the full year impact of the June 3, 2021 acquisition of Tropicana Evansville.

•Other expenses, net increased by $30.2 million for the year ended December 31, 2022, as compared to the prior year, primarily due to higher interest expense associated with the increased borrowings to fund our recent acquisitions.

•Income tax expense decreased by $11.3 million for the year ended December 31, 2022 as compared to the prior year primarily due to the year over year variances associated with the sale of the Tropicana Las Vegas building to Bally's in 2022 compared with the prior year income tax expense associated with the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge.

•Net income increased by $169.2 million for the year ended December 31, 2022, as compared to the prior year, primarily due to the variances explained above.

Critical Accounting Estimates
We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change.
/46

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
Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with PENN, Caesars, Bally's, Boyd, Cordish and Casino Queen. We also have separate single property leases with PENN, Caesars, Boyd and Cordish. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

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

Under the sales-type lease model, however, at lease inception we would record an Investment in leases, financing receivables on our Consolidated Balance Sheet rather than recording the actual assets we own. Furthermore, the cash rent we receive from tenants is not recorded as rental revenue, but rather a portion is recorded as interest income using an effective yield and a portion is recorded as a reduction to the Investment in leases, financing receivables. Under ASC 842, for leases with both land and building components, leases may be bifurcated between operating and sales-type leases. To determine if our real estate leases trigger full or partial sales-type lease treatment we conduct the five lease tests outlined in ASC 842 below. If a lease meets any of the five criteria below, it is accounted for as a sales-type lease.

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
/47

life of the leased assets, and an allocation of rental income received under our Master Leases to the underlying leased assets. A slight change in estimate or judgment can result in a materially different financial statement presentation and income recognition method.

Investment in Leases, Financing Receivables, net

In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. We have concluded that each of the Maryland Live! Lease and the Pennsylvania Live! Master Lease are required to be accounted for as an Investment in leases - financing receivable on our Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
Allowance for credit losses
The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables.

We have elected to use an econometric default and loss rate model to estimate the Allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding Investment in leases, financing receivable balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investments in lease - financing receivable. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD for this financing receivable. The PD and LGD are estimated during the initial term of the lease. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivables by obtaining the rent coverage on the Maryland Live! Lease and Pennsylvania Live! Master Lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio.

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
Income Taxes - REIT Qualification
We elected on our U.S. federal income tax return for our taxable year that began on January 1, 2014 to be treated as a REIT and we, together with an indirect wholly-owned subsidiary of the Company, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. and Penn Cecil Maryland, Inc. as a TRS effective on the first day of the first taxable year of GLPI as a REIT. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company which holds the real estate of Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a TRS. Finally, in advance of the UPREIT Transaction, the Company, together with GLP Financing II, jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. We intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to shareholders determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements
/48

imposed by the Code relating to matters such as operating results, asset holdings, distribution levels, and diversity of stock ownership.
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
Our TRS is able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within our TRS are subject to federal and state income taxes.
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
Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions in recent years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties and account for the majority of our revenue.

•The risks related to economic conditions, including uncertainty related to COVID-19, high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

•The ability to refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

/49

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI's investors or GLPI.

•Our leases contain variable rent that resets on varying schedules depending on the lease. The portion of our cash rents that are variable represented approximately 11.7% of full year cash rental income for the year ended December 31, 2022. However, given our recent amendment to the PENN Master Lease and our January 2023 transaction with Bally's, both of which are described more fully in Note 18, we expect this percentage to decline to approximately 5.3% in 2023.

The consolidated results of operations for the years ended December 31, 2022 and 2021 are summarized below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Total revenues	$1,311,685	$1,216,351
Total operating expenses	281,770	374,583
Income from operations	1,029,915	841,768
Total other expenses	(309,575)	(279,340)
Income before income taxes	720,340	562,428
Income tax expense	17,055	28,342
Net income	703,285	534,086
Net income attributable to non-controlling interest in the Operating Partnership	(18,632)	(39)
Net income attributable to common shareholders	$684,653	$534,047

The Company has omitted the discussion comparing its operating results for the year ended December 31, 2021 to its operating results for the year ended December 31, 2020 from its Annual Report on Form 10-K for the year ended December 31, 2022. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for these disclosures.

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs; bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; straight-line rent adjustments; (gains) or losses on sales of operations, net of tax; losses on debt extinguishment; and provision for credit losses, net, reduced by maintenance capital expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; (gains) or losses on sales of operations, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; losses on debt extinguishment; and provision for credit losses, net.

/50

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income	$703,285	$534,086
(Gains) or losses from dispositions of property, net of tax	(52,844)	711
Real estate depreciation	236,809	230,941
Funds from operations	$887,250	$765,738
Straight-line rent adjustments	(4,294)	(3,993)
Other depreciation	1,879	5,493
Amortization of land rights	15,859	15,616
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	9,975	9,929
Accretion on investment in leases, financing receivables	(19,442)	—
Non-cash adjustment to financing lease liabilities	483	—
Stock based compensation	20,427	16,831
Gains on sale of operations, net of tax	—	(3,560)
Losses on debt extinguishment	2,189	—
Impairment loss on land	3,298	—
Provision for credit losses, net	6,898	8,226
Capital maintenance expenditures	(159)	(2,270)
Adjusted funds from operations	$924,363	$812,010
Interest, net (2)	304,703	282,840
Income tax expense	2,418	9,440
Capital maintenance expenditures	159	2,270
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(9,975)	(9,929)
Adjusted EBITDA	$1,221,668	$1,096,631

(1) Such amortization is a non-cash component included in interest, net.
(2)     Current year amounts exclude the non-cash interest expense gross up related to the ground lease for the Maryland Live! property.

Net income, FFO, AFFO, and Adjusted EBITDA were $703.3 million, $887.3 million, $924.4 million and $1,221.7 million, respectively, for the year ended December 31, 2022. This compared to net income, FFO, AFFO, and Adjusted EBITDA, of $534.1 million, $765.7 million, $812.0 million and $1,096.6 million, respectively, for the year ended December 31, 2021. The increase in net income was primarily driven by a $205.0 million increase in income from real estate as explained below. In addition, we had lower operating expenses of $92.8 million that are also discussed below. These benefits were partially offset by a reduction of $109.7 million in gaming, food, beverage and other revenues resulting from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021, higher interest expense of $26.3 million due to our increased borrowings to partially fund our recent acquisitions and lower income tax expense of $11.3 million. The income tax variance was due primarily from the sale of the Tropicana Las Vegas building to Bally's in 2022 as
/51

compared to income tax expenses on the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

The increases in FFO for the year ended December 31, 2022 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2022	2021	Variance	Variance
Rental income	$1,173,376	$1,106,658	$66,718	6.0%
Income from Investment in leases, financing receivables	138,309	—	138,309	N/A
Total income from real estate	1,311,685	1,106,658	205,027	18.5%
Gaming, food, beverage and other	—	109,693	(109,693)	(100.0)%
Total revenues	$1,311,685	$1,216,351	$95,334	7.8%

Total income from real estate

Total income from real estate increased $205.0 million, or 18.5%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Current results benefited from the additions and/or full year impact of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Bally's Master Lease, the Casino Queen Master Lease, the Perryville Lease and the Tropicana Las Vegas Lease which in the aggregate increased cash rental income by $156.6 million. Current year results also benefited by $12.4 million from full escalations being incurred on the PENN Master Lease, the Amended Pinnacle Master Lease, the Boyd Master Lease, the Bally's Master Lease and the Belterra Park Lease. The Company also recognized accretion of $19.4 million on its Investment in leases, financing receivables. The Company also had higher ground rent revenue gross ups of $14.4 million compared to the prior year due primarily from the additions of the Maryland Live! Lease and the Bally's Master Lease. Finally, the Company had higher percentage rents of $1.0 million due primarily to strong performance at its tenants' properties upon reopening from the COVID-19 mandated closures, which negatively impacted the 2020 variable rent resets for certain leases.

/52

Details of the Company's income from real estate for the year ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

Year Ended December 31, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight line rent	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total rental income
PENN Master Lease	$285,944	$93,969	$97,423	$477,336	$(11,700)	$2,495	$—	$—	$468,131
Amended Pinnacle Master Lease	234,835	71,256	28,030	334,121	(1,494)	8,173	—	—	340,800
PENN Meadows Lease	15,811	—	8,824	24,635	2,289	—	—	589	27,513
PENN Morgantown Lease	—	3,047	—	3,047	—	—	—	—	3,047
PENN Perryville Lease	5,871	1,943	—	7,814	196	—	—	—	8,010
Caesars Master Lease	62,709	23,729	—	86,438	10,162	1,512	—	—	98,112
Horseshoe St. Louis Lease	23,161	—	—	23,161	2,103	—	—	—	25,264
Boyd Master Lease	78,184	11,785	10,124	100,093	2,296	1,729	—	—	104,118
Boyd Belterra Lease	2,764	1,894	1,865	6,523	—	—	—	—	6,523
Bally's Master Lease	49,598	—	—	49,598	—	9,603	—	—	59,201
Maryland Live! Lease	75,000	—	—	75,000	—	8,521	12,569	—	96,090
Pennsylvania Live! Master Lease	41,667	—	—	41,667	—	1,001	6,873	—	49,541
Casino Queen Master Lease	22,122	—	—	22,122	442	—	—	—	22,564
Tropicana Las Vegas Lease	—	2,771	—	2,771	—	—	—	—	2,771
Total	$897,666	$210,394	$146,266	$1,254,326	$4,294	$33,034	$19,442	$589	$1,311,685

Year Ended December 31, 2021	Building base rent	Land base rent	Percentage rent	Total cash income	Straight line rent	Ground rent in revenue	Other rental revenue	Total rental income
PENN Master Lease	$280,338	$93,969	$97,814	$472,121	$8,926	$3,013	$12	$484,072
Amended Pinnacle Master Lease	230,230	71,256	26,779	328,265	(19,346)	7,430	—	316,349
Penn Meadows Lease	15,811	—	9,046	24,857	2,288	—	195	27,340
Penn Morgantown	—	3,000	—	3,000	—	—	—	3,000
Penn Perryville	2,914	971	—	3,885	120	—	—	4,005
Caesars Master Lease	62,514	23,729	—	86,243	10,358	1,586	—	98,187
Horseshoe St. Louis Lease	22,875	—	—	22,875	544	—	—	23,419
Boyd Master Lease	76,652	11,785	9,845	98,282	2,296	1,726	—	102,304
Boyd Belterra Lease	2,709	1,894	1,817	6,420	(1,211)	—	—	5,209
Bally's Master Lease	23,111	—	—	23,111	—	4,832	—	27,943
Casino Queen Master Lease	9,388	—	5,424	14,812	18	—	—	14,830
Total	$726,542	$206,604	$150,725	$1,083,871	$3,993	$18,587	$207	$1,106,658

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

/53

Gaming, food, beverage and other revenue

Gaming, food, beverage and other revenue decreased by $109.7 million for the year ended December 31, 2022, as compared to the prior year due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2022	2021	Variance	Variance
Gaming, food, beverage and other	$—	$53,039	$(53,039)	(100.0)%
Land rights and ground lease expense	49,048	37,390	11,658	31.2%
General and administrative	51,319	61,245	(9,926)	(16.2)%
(Gains) losses from disposition of properties	(67,481)	(21,751)	(45,730)	210.2%
Impairment charge on land	3,298	—	3,298	N/A
Depreciation	238,688	236,434	2,254	1.0%
Provision for credit losses, net	6,898	8,226	(1,328)	—
Total operating expenses	$281,770	$374,583	$(92,813)	(24.8)%

Gaming, food, beverage and other expense

Gaming, food, beverage and other expense decreased by approximately $53.0 million, or 100.0%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. As previously discussed, the Company sold the operations of Hollywood Casino Perryville and the operations of Hollywood Casino Baton Rouge in 2021.

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $11.7 million, or 31.2%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily from higher rent expense due to the acquisition of the real estate of Maryland Live! Hotel & Casino and Pittsburgh Live! Casino, which both have ground leases, higher land right amortization due to the acquisition of Tropicana Evansville on June 3, 2021, and a $2.7 million accelerated write-off due to a partial donation of leased land which occurred during 2022.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses decreased by $9.9 million, or 16.2%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The reason for the decline was primarily due to the sale of the operations of Hollywood Casino Perryville on July 1, 2021 and Hollywood Casino Baton Rouge on December 17, 2021 which was partially offset by higher bonus expense and stock based compensation charges due to improved performance and higher valuations on the Company's equity awards as well as transaction related costs that did not qualify for capitalization.

Gains from dispositions of property

Gains from dispositions of property totaled $67.5 million and $21.8 million for the year ended December 31, 2022 and December 31, 2021, respectively. The year ended December 31, 2022 included a pre-tax gain of $67.4 million on the sale of the Tropicana Las Vegas building to Bally's. The year ended December 31, 2021 included the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge that resulted in a combined pre-tax gain of $22.4 million.

/54

Impairment charge on land

During 2022, the Company entered into an agreement and completed the sale of excess land for approximately $3.5 million that had a carrying value of $6.8 million and as such the Company recorded an impairment charge for the year ended December 31, 2022.

Depreciation expense

Depreciation expense increased by $2.3 million, or 1.0%, to $238.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the Company's acquisitions over the past year.

Provision for credit losses, net

For the year ended December 31, 2022, the Company recorded a $6.9 million provision for credit losses on the Maryland Live! Lease and Pennsylvania Live! Master Lease as compared to the year ended December 31, 2021 when the Company recorded a $12.2 million provision for credit losses on the Maryland Live! Lease. Additionally, the Company recorded a $4 million recovery during the year ended December 31, 2021 for a payment received from Casino Queen in full satisfaction of a loan that was previously fully impaired. The Company recorded an initial allowance of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. During the year ended December 31, 2022, the Company received an updated earnings forecast from its tenant for the properties comprising both the Maryland Live! Lease and the Pennsylvania Live! Master Lease. This resulted in improved rent coverage ratios in its reserve calculation which led to a reduction in the required reserves for both financing receivables. See Note 7 for additional information.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2022	2021	Variance	Variance
Interest expense	$(309,291)	$(283,037)	$(26,254)	9.3%
Interest income	1,905	197	1,708	867.0%
Insurance gain	—	3,500	(3,500)	(100.0)%
Losses on debt extinguishment	(2,189)	—	(2,189)	NA
Total other expenses	$(309,575)	$(279,340)	$(30,235)	10.8%

Interest expense

For the year ended December 31, 2022, the Company's interest expense increased by $26.3 million as compared to the corresponding period in the prior year. The increase was due to the issuance of additional unsecured senior notes that partially funded our recent acquisitions. See Note 10 for additional information.

Insurance gain

For the year ended December 31, 2021, the Company recognized insurance gains of $3.5 million due to an insurance claim related to the temporary closures of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2020 related to COVID-19.

Taxes

Our income tax expense decreased $11.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we had income tax expense of approximately $17.1 million, compared to income tax expense of $28.3 million during the year ended December 31, 2021. The reason for the decrease was primarily due to the taxes incurred on the gain on the sale of the building at Tropicana Las Vegas in 2022 compared to the taxes incurred on the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021.

/55

Net income attributable to noncontrolling interest in the Operating Partnership

As partial consideration for the Cordish transactions related to the Maryland Live! Lease and Pennsylvania Live! Master Lease, the Company's operating partnership issued OP Units to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. The operating partnership is a variable interest entity ("VIE") in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Consolidated Balance Sheets and allocates the proportion of net income to the noncontrolling interests on the Consolidated Statements of Income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $920.1 million and $803.8 million during the years ended December 31, 2022 and 2021, respectively. The increase in net cash provided by operating activities of $116.3 million for the year ended December 31, 2022 as compared to the prior year was primarily due to an increase in cash receipts from customers of $60.9 million along with decreases in cash paid to employees of $16.4 million, cash paid for operating expenses of $57.3 million partially offset by an increase in cash paid for interest and cash paid for taxes of $12.6 million and $3.4 million, respectively. The increase in cash receipts collected from our customers for the year ended December 31, 2022, as compared to the corresponding period in the prior year, was due to the additions of the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Casino Queen Master Lease, the Bally's Master Lease, and the Perryville Lease and full escalations being incurred on the Amended Pinnacle Master Lease, the Boyd Master Lease, the Belterra Park Lease and the PENN Master Lease less the impact from the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which also led to the decline in cash paid for operating expenses.

Investing activities used net cash of $354.5 million and $1,030.8 million during the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities during the year ended December 31, 2022 consisted primarily of $129.1 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables, $200 million for a deposit payment for our recently announced transaction with Bally's, $150.1 million for the acquisition of the real estate assets of Bally's Black Hawk, CO and Rock Island, IL properties which were added to the Bally's Master Lease, and capital expenditures equal to $24.0 million, partially offset by the proceeds of $145.2 million from the sale of the Company's building at Tropicana Las Vegas and the sale of excess land for $3.5 million. Net cash used in investing activities during the year ended December 31, 2021 consisted of $487.5 million for the acquisition of real estate assets in the Bally's acquisitions and $592.2 million for the acquisition of the real estate assets of Maryland Live! which was accounted for as an investment in lease, financing receivable. The Company also incurred capital expenditures of $16.2 million, partially offset by the net proceeds received for the sale of the operations of Hollywood Casino Perryville to PENN of $30.8 million, proceeds from the sale of the operations of Hollywood Casino Baton Rouge to Casino Queen of $28.2 million, a loan loss recovery of $4.0 million, and proceeds from the sale of property of $2.1 million.

Financing activities used net cash of $1,051.2 million during the year ended December 31, 2022 and provided net cash of $443.1 million during the year ended December 31, 2021. Net cash used in financing activities for the year ended December 31, 2022 was driven by the repayment of long term debt of $1,271.1 million, dividend payments of $770.9 million, non-controlling interest distributions of $20.7 million, financing costs of $11.9 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million. These items were partially offset by $424.0 million of proceeds from the issuance of long-term debt and $611.3 million of net proceeds from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2021 was driven by $795.0 million of proceeds from the issuance of long-term debt and $662.3 million of net proceeds from the issuance of common stock, partially offset by the repayment of long term debt of $363.4 million related to the Maryland Live! transaction, dividend payments of $633.9 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $9.9 million.

Capital Expenditures

Capital expenditures are accounted for as either capital project or capital maintenance (replacement) expenditures. Capital project expenditures are for fixed asset additions that expand an existing facility or create a new facility. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs
/56

incurred during the development period until the project is substantially complete and available for occupancy. Capital maintenance expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

During the years ended December 31, 2022 and 2021 we spent approximately $0.2 million and $2.3 million respectively, for capital maintenance expenditures. Our tenants are responsible for capital maintenance expenditures at our leased properties. However, during the years ended December 31, 2022 and 2021, we incurred $23.9 million and $5.2 million, respectively, on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge. Additionally, for the year ended December 31, 2021, $8.7 million was incurred on capital project expenditures related to an expansion at Casino Queen.

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

The availability of loans under the Term Loan Credit Facility is subject to customary conditions, including pro forma compliance with financial covenants, and the receipt by Term Loan Agent of a conditional guarantee of the Term Loan Credit Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. The loans under the Term Loan Credit Facility may be used solely to finance a portion of the purchase price of the acquisition of one or more specified properties of Bally’s in one or a series of related transactions (the “Acquisition”) and to pay fees, costs and expenses incurred in connection therewith. The Company drew down the entire $600 million Term Loan Credit Facility on January 3, 2023 in connection with the closing of Bally's Biloxi and Bally's Tiverton.

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

/57

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

Senior Unsecured Credit Facility

The Company, through GLP Capital, historically had access to a senior unsecured credit facility (the "Amended Credit
Facility") consisting of a $1,175 million revolving credit facility and a $424 million Term Loan A-2 facility. The Amended Credit Facility was scheduled to mature on May 21, 2023. On May 13, 2022, GLP Capital terminated its Amended Credit Facility and entered into a credit agreement (the "Credit Agreement") providing for the Initial Revolving Credit Facility maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital was the primary obligor under the Amended Credit Facility, which was guaranteed by GLPI and GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI. The Company recorded a debt extinguishment loss of $2.2 million in connection with this transaction.

On September 2, 2022, GLP Capital entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement (as amended, the "Amended Credit Agreement") among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto. Pursuant to the Credit Agreement, as amended by the Amendment, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

Loans under the Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under the Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility under the Amended Credit Agreement. GLP Capital is required to prepay the loans under the Bridge Revolving Facility with 100% of the net cash proceeds from the issuance of Alternative Acquisition Debt that is received by GLPI, GLP Capital or any of their subsidiaries (other than any term loans under the Term Loan Credit Agreement and any loans under the Bridge Revolving Facility). Any outstanding commitments under the Bridge Revolving Facility that have not been borrowed by December 31, 2024 are automatically re-allocated to the existing revolving facility under the Credit Agreement.

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

At December 31, 2022, no amounts were outstanding under the Amended Credit Agreement. Additionally, at December 31, 2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of December 31, 2022.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%. The Credit Agreement is not subject
/58

to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Facility includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2022, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

    At December 31, 2022, the Company had an outstanding balance of $6,175.0 million of senior unsecured notes (the "Senior Notes").

On December 13, 2021, the Company issued $800 million of 3.25% senior unsecured notes due January 2032 at an issue price equal to 99.376% of the principal amount. The proceeds were used to partially finance the Company's acquisition of certain real estate assets in the Cordish transaction.

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

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 98.827% of the principal amount to repay indebtedness under its Revolver. On August 18, 2020, the Company issued an additional $200 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 103.824% of the principal amount to repay Term Loan A-1 indebtedness, incurring a loss on the early extinguishment of debt of $0.8 million, related to debt issuance write-offs. These bond offerings extended the maturities of our long-term debt.
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
/59

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

GLPI owns all of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".

Furthermore, as permitted under Rule 13-01(a)(4)(vi), we excluded the summarized financial information for the Issuers because the assets, liabilities and results of operations of the Issuers and GLPI are not materially different than the corresponding amounts in GLPI's consolidated financial statements and we believe such summarized financial information would be repetitive and would not provide incremental value to investors.

At December 31, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement of $1.75 billion, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of December 31, 2022, the Company had $1 billion remaining for issuance under the 2022 ATM Program. Additionally, the Company also entered into the Term Loan Credit Agreement for up to $600 million in funding which was accessed in connection with the January 3, 2023 acquisition of the real property assets of Bally's Tiverton and Bally's Biloxi.

In August 2022, the Company entered into a forward sale agreement (the "August 2022 Forward Sale Agreement"), for up to $105 million that will require settlement by August 19, 2023. No amounts have been or will be recorded on the Company's balance sheet with respect to the August 2022 Forward Sale Agreement until settlement. The Company settled the August 2022 Forward Sale Agreement in February 2023 and utilized the net proceeds of $64.6 million to partially fund the redemption of the $500 million, 5.375% Notes that were redeemed on February 12, 2023.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program), issuance of additional OP Units, and/or debt offerings. In addition, as described above, the Company redeemed its 5.375% Notes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.
/60

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,175.6 million at December 31, 2022. Furthermore, $6,175.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately one year to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2022 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at December 31, 2022.

	1/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	Thereafter	Total	Fair Value at 12/31/2022
	(in thousands)
Long-term debt:
Fixed rate	$500,000	$400,000	$850,000	$975,000	$—	$3,450,000	$6,175,000	$5,715,963
Average interest rate	5.38%	3.35%	5.25%	5.38%	—%	4.36%

Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate

/61

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Lease Classification - Lease Term - See Note 12 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company performs a lease classification test upon the entry into any new tenant lease or lease modification to determine if the lease will be accounted for as an operating, sales-type lease, or direct financing lease. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. The lease classification tests, and the resulting calculations require subjective judgments, such as determining the likelihood a tenant will exercise all renewal options, in order to determine the lease term. A slight change in an estimate or judgment can result in a material difference in the financial statement presentation.

/62

Given the significant judgments made by management to determine the expected lease term, we performed audit procedures to assess the reasonableness of such judgments, which required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments surrounding the determination of the lease term for any new or modified lease included the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the likelihood a tenant would exercise all renewal options.
•We evaluated the significant judgments made by management to determine the expected lease term by:
◦Assessing the significance of the leased assets to the tenant’s operations by examining available information, including the tenant’s financial statements, if available.

◦Evaluating the Company’s historical pattern of tenant lease modifications by examining both confirming and contradictory evidence.

◦Obtaining lease agreements to examine material lease provisions considered by management in their analysis.

Allowance for Credit Losses – Refer to Notes 2 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measures and record current expected credit losses (“CECL”), the scope of which includes Investments in leases - financing receivables. The Company elected to use an econometric default and loss rate model to estimate the CECL allowance. This model requires the Company to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward looking economic forecasts, project estimated credit losses over the life of the lease. A CECL allowance is recorded based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within the Company’s cash flows are determined by estimating the probability of default ("PD") and loss given default ("LGD") of the Company’s Investment in leases - financing receivables, net. The PD and LGD are estimated during the initial term of the lease. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model uses the average historical default rates and historical loss rates, respectively, dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. The Company monitors the credit risk related to its financing receivables by obtaining the rent coverage ratios on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant.

The determination of the Company’s CECL allowance, including the forward looking economic forecasts, represents a critical audit matter due to the significant level of subjectivity and judgement required by management to estimate the allowance for credit losses. Auditing management’s allowance for credit losses requires a high degree of auditor judgment and increased extent of effort including the need to involve our credit specialist.

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
/63

•We evaluated management’s expected loss rate by performing a peer benchmarking analysis.

/s/ Deloitte & Touche

New York, New York
February 23, 2023

We have served as the Company's auditor since 2016.

/64

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021

Assets
Real estate investments, net	$7,707,935	$7,777,551
Investment in leases, financing receivables, net	1,903,195	1,201,670
Assets held for sale	—	77,728
Right-of-use assets and land rights, net	834,067	851,819
Cash and cash equivalents	239,083	724,595
Other assets	246,106	57,086
Total assets	$10,930,386	$10,690,449

Liabilities
Accounts payable, dividend payable and accrued expenses	$6,561	$63,543
Accrued interest	82,297	71,810
Accrued salaries and wages	6,742	6,798
Operating lease liabilities	181,965	183,945
Financing lease liabilities	53,792	53,309
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,128,468	6,552,372
Deferred rental revenue	324,774	329,068
Other liabilities	27,691	39,464
Total liabilities	6,812,290	7,300,309

Commitments and Contingencies (Note 11)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 260,727,030 and 247,206,937 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	2,607	2,472
Additional paid-in capital	5,573,567	4,953,943
Accumulated deficit	(1,798,216)	(1,771,402)
Total equity attributable to Gaming and Leisure Properties	3,777,958	3,185,013
Non-controlling interests in GLPI's Operating Partnership (7,366,683 units and 4,348,774 units outstanding at December 31, 2022 and December 31, 2021, respectively	340,138	205,127
Total equity	4,118,096	3,390,140
Total liabilities and equity	$10,930,386	$10,690,449

See accompanying Notes to the Consolidated Financial Statements.

/65

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2022	2021	2020

Revenues
Rental income	$1,173,376	$1,106,658	$1,031,036
Income from investment in leases, financing receivables	138,309	—	—
Interest income from real estate loans	—	—	19,130
Total income from real estate	1,311,685	1,106,658	1,050,166
Gaming, food, beverage and other	—	109,693	102,999
Total revenues	1,311,685	1,216,351	1,153,165

Operating expenses
Gaming, food, beverage and other	—	53,039	56,698
Land rights and ground lease expense	49,048	37,390	29,041
General and administrative	51,319	61,245	68,572
Gains from dispositions	(67,481)	(21,751)	(41,393)
Impairment charge on land	3,298	—	—
Depreciation	238,688	236,434	230,973
Provision for credit losses, net	6,898	8,226	—
Total operating expenses	281,770	374,583	343,891
Income from operations	1,029,915	841,768	809,274

Other income (expenses)
Interest expense	(309,291)	(283,037)	(282,142)
Interest income	1,905	197	569
Insurance proceeds	—	3,500	—
Losses on debt extinguishment	(2,189)	—	(18,113)
Total other expenses	(309,575)	(279,340)	(299,686)

Income before income taxes	720,340	562,428	509,588
Income tax expense	17,055	28,342	3,877
Net income	$703,285	$534,086	$505,711
Net income attributable to non-controlling interest in the Operating Partnership	(18,632)	(39)	—
Net income attributable to common shareholders	$684,653	$534,047	$505,711

Earnings per common share:
Basic earnings attributable to common shareholders	$2.71	$2.27	$2.31
Diluted earnings attributable to common shareholders	$2.70	$2.26	$2.30

See accompanying Notes to the Consolidated Financial Statements.

/66

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2019	214,694,165	$2,147	$3,959,383	$(1,887,285)	—	$2,074,245
Issuance of common stock, net of costs	9,207,971	92	320,781	—	—	320,873
Restricted stock activity	528,285	5	4,706	—	—	4,711
Dividends paid ($2.500 per common share)	8,021,799	81	(81)	(230,522)	—	(230,522)
Net income	—	—	—	505,711	—	505,711
Balance, December 31, 2020	232,452,220	2,325	4,284,789	(1,612,096)	—	2,675,018
Issuance of common stock, net of costs	14,394,709	144	662,194	—	—	662,338
Restricted stock activity	360,008	3	6,960	—	—	6,963
Dividends paid ($2.900 per common share)	—	—	—	(693,353)	—	(693,353)
Issuance of operating partnership units	—	—	—	—	205,088	205,088
Net income	—	—	—	534,047	39	534,086
Balance, December 31, 2021	247,206,937	2,472	4,953,943	(1,771,402)	205,127	3,390,140
Issuance of common stock, net of costs	13,141,499	131	611,125	—	—	611,256
Restricted stock activity	378,594	4	8,499	—	—	8,503
Dividends paid ($2.805 per common share)	—	—	—	(711,467)	—	(711,467)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(20,664)	(20,664)
Net income	—	—	—	684,653	18,632	703,285
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096

See accompanying Notes to the Consolidated Financial Statements.

/67

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2022	2021	2020
Operating activities
Net income	$703,285	$534,086	$505,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,547	252,049	242,995
Amortization of debt issuance costs, premiums and discounts	9,975	9,929	10,503
Accretion on financing receivables and adjustments to lease liabilities	(18,959)	—	—
(Gains) losses on dispositions of property	(67,481)	(21,751)	(41,393)
Deferred income taxes	—	5,326	451
Stock-based compensation	20,427	16,831	20,004
Straight-line rent adjustments	(4,294)	(3,993)	4,576
Deferred rent recognized	—	—	(337,500)
Impairment charges and losses on debt extinguishment	5,487	—	18,113
Provision for credit losses, net	6,898	8,226	—
(Increase) decrease,
Other assets	11,777	1,903	(6,628)
(Decrease), increase
Dividend and accounts payable, accrued salaries, wages and expenses	(251)	(3,412)	(7,160)
Accrued interest	10,487	(475)	11,590
Other liabilities	(11,772)	5,059	6,815
Net cash provided by operating activities	920,126	803,778	428,077
Investing activities
Capital project expenditures	(23,865)	(13,926)	(474)
Capital maintenance expenditures	(159)	(2,270)	(3,130)
Proceeds from assets held for sale and property and equipment, net of costs	148,709	2,087	15
Proceeds from sale of operations, net of transaction costs	—	58,993	—
Loan loss recovery	—	4,000	—
Acquisition of real estate assets and deposit payments	(350,126)	(487,475)	(5,898)
Investment in leases, financing receivables	(129,047)	(592,243)	—
Net cash used in investing activities	(354,488)	(1,030,834)	(9,487)
Financing activities
Dividends paid	(770,858)	(633,901)	(230,522)
Non-controlling interest distributions	(20,664)	—	—
Taxes paid related to shares withheld for taxes on stock award vestings	(11,924)	(9,867)	(15,293)
Proceeds from issuance of common stock, net	611,256	662,338	320,873
Proceeds from issuance of long-term debt	424,000	795,008	2,076,383
Financing costs	(11,907)	(7,118)	(11,641)
Repayments of long-term debt	(1,271,053)	(363,391)	(2,076,631)
Net cash (used in) provided by financing activities	(1,051,150)	443,069	63,169
Net increase in cash and cash equivalents, including cash classified within assets held for sale	(485,512)	216,013	481,759
Decrease (increase) in cash classified within assets held for sale	—	22,131	(22,131)
Net increase in cash and cash equivalents	(485,512)	238,144	459,628
Cash and cash equivalents at beginning of period	724,595	486,451	26,823
Cash and cash equivalents at end of period	$239,083	$724,595	$486,451

See accompanying Notes to the Consolidated Financial Statements and Note 17 for supplemental cash flow information and noncash investing and financing activities.
/68

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements. In addition, during 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. Further, as partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital") issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2022, GLPI’s portfolio consisted of interests in 57 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 7 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's) the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen Holding Company Inc. ("Casino Queen"). These facilities, including our corporate headquarters building, are geographically diversified across 17 states and contain approximately 27.8 million square feet. As of December 31, 2022, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

/69

PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the "PENN Master Lease"). The PENN Master Lease is a triple-net operating lease, the term of which expires October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. See Note 12 for a discussion regarding such renewal options. Additionally, see Note 18 for a discussion related to the recent modification of the PENN Master Lease as well as the creation of a new master lease with PENN.
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
Meadows Lease
The real estate assets of the Meadows Racetrack and Casino are leased to PENN pursuant to a single property triple-net lease (the "Meadows Lease"). The Meadows Lease commenced on September 9, 2016 and has an initial term of 10 years, with no purchase option, and the option to renew for three successive 5-year terms and one 4-year term (exercisable by the tenant) on the same terms and conditions. The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31 million, at which point the escalator will be reduced to a maximum of 2% annually thereafter. As described in Note 18, the Meadows Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

Second Amended and Restated Caesars Master Lease

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
/70

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

On December 18, 2020, the Company and Caesars entered into an amendment to the Amended and Restated Caesars Master Lease (as amended, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent was increased to $62.5 million and the annual land component was increased to $23.7 million. The Exchange Agreement resulted in a non-cash gain of $41.4 million in the fourth quarter of 2020, which represented the difference between the fair value of the properties received compared to the carrying value of Tropicana Evansville and the cash payment made.

Horseshoe St. Louis Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into a new triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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
/71

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

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Hard Rock Hotel & Casino ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton") for $635.0 million in total consideration, inclusive of $15 million in the form of OP units. These properties were added to the Company's existing Master Lease with Bally's. The initial annual rent for the lease was increased by $48.5 million on an annual basis, subject to contractual escalations based on the Consumer Price Index ("CPI"), with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2024 for a purchase price of $771.0 million and additional rent of $58.8 million. See Note 18 for further details.

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
On September 26, 2022, Bally’s acquired both GLPI’s building asset and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").
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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021 which resulted in a pre-tax gain of $6.8 million (loss of $7.7 million after tax) for the year ended December 31, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The initial annual cash rent is $21.4 million and the lease has an initial term of 15 years with four 5-year renewal options exercisable by the tenant on the same terms and conditions. This rental amount will be increased annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process and the rent under the Casino Queen Master Lease will be adjusted upon delivery to reflect a yield of 8.25% on GLPI's project costs. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to$50.0 million until December 2023. Finally, in 2021, GLPI forgave the unsecured $13.0 million, 5.5 year term loan made to CQ Holding
/72

Company, Inc., an affiliate of Casino Queen, which was previously written off in return for a one-time cash payment of $4 million which was recorded in provision for credit losses, net, for the year ended December 31, 2021.

Perryville Lease

On December 15, 2020, the Company announced that PENN exercised its option to purchase from the Company the operations of our Hollywood Casino Perryville, located in Perryville, Maryland, for $31.1 million. The transaction closed on July 1, 2021, which resulted in a pre-tax gain of $15.6 million ($11.3 million after tax) for the year ended December 31, 2021. The Company retained ownership of all the real estate assets of Hollywood Casino Perryville and simultaneously entered into a triple net lease with PENN (the "Perryville Lease"). As described in Note 18, the Perryville Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

Maryland Live! Lease and Pennsylvania Live! Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for the Maryland Live! Lease is $75.0 million and the Pennsylvania Live! Master Lease is $50 million, both of which have a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results may differ from those estimates.  Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, property and equipment, net, is now classified in other assets on the Consolidated Balance Sheets, accounts payable has been combined with dividend payable and accrued expenses and finally, gaming, property and other taxes and income taxes payable were reclassified to other liabilities on the Consolidated Balance Sheets.

Principles of Consolidation and Non-controlling interest

The consolidated financial statements include the accounts of GLPI and its subsidiaries as well as the Company's operating partnership, which is a variable interest entity ("VIE") in which the Company is the primary beneficiary. The Company presents non-controlling interests and classifies such interests as a separate component of equity, separate from GLPI's stockholders' equity and as net income attributable to non-controlling interest in the Consolidated Statement of Income. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Consolidated Balance Sheet. All intercompany accounts and transactions have been eliminated in consolidation.

/73

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
Investment in Leases - Financing receivables
In accordance with ASC 842 - Leases ("ASC 842"), for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to the Company. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. The Company recognizes interest income on Investment in leases - financing receivables under the effective yield method. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded that the Company's Maryland Live! Lease and Pennsylvania Live! Lease were required to be accounted for as Investment in leases - financing receivable on the Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of each of the leases of 39 years.
Real Estate Loans and Other Loans Receivable
The Company may periodically loan funds to casino owner-operators for the purchase of gaming related real estate and/or operations. Loans for the purchase of real estate assets of gaming-related properties are classified as real estate loans on the Company's Consolidated Balance Sheets, while loans for an operator's general operations are classified as loans receivable on the Company's Consolidated Balance Sheets. Loans receivable are recorded on the Company's Consolidated Balance Sheets at carrying value which approximates fair value since collection of principal is reasonably assured. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's consolidated statements of income in the period earned, whereas interest income related to other loans receivable is recorded as non-operating interest income within the Company's consolidated statements of income in the period earned. The Company had no such loans outstanding at December 31, 2022 or December 31, 2021.
/74

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
Other Assets
Other assets at December 31, 2022 included a $200 million deposit that was prefunded to Bally's in September 2022. This amount was credited to the Company in connection with the January 3, 2023 acquisition of the Bally's Biloxi and Bally's Tiverton real estate assets. See Note 6 for further details. Excluding this deposit, other assets primarily consists of accounts receivable and deferred compensation plan assets (See Note 11 for further details on the deferred compensation plan). Other assets also include prepaid expenditures for goods or services before the goods are used or the services are received. These amounts are deferred and charged to operations as the benefits are realized and primarily consist of prepayments for insurance, property taxes and other contracts that will be expensed during the subsequent year.
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
/75

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
Gaming revenue generated by the TRS Properties mainly consisted of revenue from slot machines and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins
/76

and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenues from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at the TRS Properties are derived from the properties' dining, retail and certain other ancillary activities and revenue for these activities is recognized as services are performed. As of December 31, 2021, the Company no longer operates gaming assets and therefore gaming revenue will no longer be recorded.

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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in lease, financing receivables. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD for this financing receivable. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivables by obtaining the rent coverage on the leases on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants are current on all of their rental obligations as of December 31, 2022.

The CECL allowance is recorded as a reduction to our net Investments in leases - financing receivables, on our Consolidated Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Consolidated Statement of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, the Company will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. See Note 8 for further information.

Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. The Company recorded a recovery of $4 million for the year ended December 31, 2021 for the settlement of a loan that was previously written off to Casino Queen.

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
/77

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
Income Taxes
The Company's TRS are able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occur within its TRS are subject to federal and state income taxes.
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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2022.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the Consolidated Balance Sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the Consolidated Statements of Income. During the years ended December 31, 2022, 2021 and 2020, the Company recognized no penalties and interest, net of deferred income taxes.
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
Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreement as described in Note 16. The effect of the conversion of the Operating Partnership ("OP") units to common shares is excluded from the computation on basic and diluted earnings per share because all net income attributable to the Noncontrolling interest holders are recorded as income attributable to non-controlling interests, thus is excluded from net income available to common shareholders. See Note 15 for further details on the Company's earnings per share calculations.

/78

Segment Information

As described in Note 1, due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company's real estate investments are reviewed in the aggregate, by the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). As such, as of January 1, 2022, the Company has one reportable segment.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2022, substantially all of the Company's real estate properties were leased to PENN, Cordish, Caesars, Boyd and Bally's. During the year ended December 31, 2022, approximately 65%,11%, 9%, 8% and 5% of the Company's collective income from real estate was derived from tenant leases with PENN, Cordish, Caesars, Boyd and Bally's respectively. PENN, Caesars, Boyd and Bally's are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to PENN,Caesars, Boyd and Bally's respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2022, the Company's portfolio of 57 properties is diversified by location across 17 states.
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

3.    New Accounting Pronouncements

Accounting Pronouncements Adopted in 2022

In March 2022, the FASB issued ASU No 2022-02, Financial Instruments-Credit Losses which eliminates the accounting guidance for troubled debt restructurings ("TDRs") and requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured and Amortized Cost. The Company early adopted the amendments in this update which had no impact on its financial statements or related disclosures as the Company has no TDRs, write-offs, or modifications to disclose on its net investment in leases.

/79

4.    Real Estate Investments

Real estate investments, net, represent investments in 57 rental properties and the corporate headquarters building and is summarized as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Land and improvements	$3,189,141	$3,141,646
Building and improvements	6,407,313	6,311,573
Construction in progress	29,564	5,699
Total real estate investments	9,626,018	9,458,918
Less accumulated depreciation	(1,918,083)	(1,681,367)
Real estate investments, net	$7,707,935	$7,777,551

During 2022, the Company entered into an agreement and completed the sale of excess land for approximately $3.5 million that had a carrying value of $6.8 million and as such the Company recorded an impairment charge for the year ended December 31, 2022.

5. Assets Held for Sale

    On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI will retain ownership of the land and concurrently enter into a ground lease for 50 years with initial annual rent of $10.5 million. The ground lease will be supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease. This transaction closed on September 26, 2022 and the Company recorded a pre-tax gain of $67.4 million, $52.8 million after-tax, on the sale of the building. At December 31, 2021, the Company classified the building value of Tropicana Las Vegas which totaled $77.7 million, in Assets held for sale and the land value in Real estate investments, net on the Consolidated Balance Sheet since the transaction was expected to close within 12 months.

6.    Acquisitions

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

/80

The purchase price for the acquisition of the real estate assets of Black Hawk and Rock Island were as follows (in thousands):

Land	$54,386
Building and improvements	95,740
Real estate investments, net	$150,126

Prior year acquisitions

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

As previously discussed in Note 1, on June 3, 2021, the Company completed its previously announced transaction with Bally's in which the real estate assets of Tropicana Evansville and Dover Downs Hotel & Casino were acquired. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$219,579
Building and improvements	201,430
Real estate investments, net	421,009
Right-of-use assets and land rights, net	101,813
Lease liabilities	(35,372)
Total purchase price	$487,450

7. Investment in leases, financing receivables, net

In connection with the Maryland Live! Lease that became effective on December 29, 2021 and the Pennsylvania Live! Master Lease that became effective on March 1, 2022, the Company recorded an investment in leases, financing receivables, net, as the sale lease back transaction was accounted for as a failed sale leaseback. The following is a summary of the balances of the Company's investment in leases, financing receivables (in thousands).

	December 31, 2022	December 31, 2021
Minimum lease payments receivable	$6,676,528	$4,012,937
Estimated residual values of lease property (unguaranteed)	940,885	601,947
Gross investment in leases, financing receivables	7,617,413	4,614,884
Less: Unearned income	(5,695,094)	(3,400,988)
Less: Allowance for credit losses	(19,124)	(12,226)
Net Investment in leases, financing receivables	$1,903,195	$1,201,670
/81

The present value of the net investment in the lease payment receivable and unguaranteed residual value at December 31, 2022 was $1,871.5 million and $50.8 million, respectively compared to $1,178.0 million and $35.9 million, respectively at December 31, 2021.

At December 31, 2022, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2023	$127,222
2024	129,286
2025	131,532
2026	133,816
2027	136,141
Thereafter	6,018,531
Total	$6,676,528

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

Expected losses within our cash flows are determined by estimating the PD and LGD of our Investment in leases - financing receivables, net. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of December 31, 2022 and December 31, 2021, respectively.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Initial allowance from current period investments	—	32,277	32,277
Current period change in credit allowance	(8,131)	(17,248)	$(25,379)
Ending balance at December 31, 2022	$4,095	$15,029	$19,124

/82

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of December 31, 2022 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$695,855	$1,226,464	$1,922,319
Allowance for credit losses	(15,029)	(4,095)	(19,124)
Amortized cost basis at December 31, 2022	$680,826	$1,222,369	$1,903,195

Allowance as a percentage of outstanding financing receivable	(2.16)%	(0.33)%	(0.99)%

The Company recorded an initial allowance for credit losses of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. During the year ended December 31, 2022, the Company received an updated earnings forecast from its tenant for the properties comprising both the Maryland Live! Lease and the Pennsylvania Live! Master Lease. This resulted in improved rent coverage ratios in its reserve calculation which led to a reduction in the required reserves for both financing receivables. The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease. Future changes in economic probability factors and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets - operating leases	$181,243	$183,136
Land rights, net	652,824	668,683
Right-of-use assets and land rights, net	$834,067	$851,819

/83

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Land rights	$727,796	$730,783
Less accumulated amortization	(74,972)	(62,100)
Land rights, net	$652,824	$668,683

During the year ended December 31, 2022, the Company recorded $2.7 million of accelerated land right amortization as it donated a portion of the land underlying a ground lease.

As of December 31, 2022, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2023	$13,159
2024	13,159
2025	13,159
2026	13,159
2027	13,159
Thereafter	587,029
Total	$652,824

Operating Lease Liabilities

At December 31, 2022, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023	$13,567
2024	13,516
2025	13,463
2026	13,467
2027	12,996
Thereafter	597,698
Total lease payments	$664,707
Less: interest	(482,742)
Present value of lease liabilities	$181,965
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

/84

The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Operating lease cost	$13,477	$12,959
Variable lease cost	19,755	9,075
Short-term lease cost	2	947
Amortization of land right assets	15,859	15,616
Total lease cost	$49,093	$38,597

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

Supplemental Disclosures Related to Operating Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2022
Weighted average remaining lease term - operating leases	51.09 years
Weighted average discount rate - operating leases	6.6%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,617	$1,617

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$35,372

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

/85

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At December 31, 2022, maturities of this finance lease were as follows (in thousands):

Year ending December 31,
2023	$2,222
2024	2,244
2025	2,267
2026	2,289
2027	2,313
Thereafter	302,058
Total lease payments	$313,393
Less: Interest	(259,601)
Present value of finance lease liability	$53,792

9. Fair Value of Financial Assets and Liabilities

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

/86

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$239,083	$239,083	$724,595	$724,595
Investment in leases, financing receivables, net	1,903,195	1,900,971	1,201,670	1,213,896
Deferred compensation plan assets	27,387	27,387	34,549	34,549
Financial liabilities:
Long-term debt:
Senior unsecured credit facility	—	—	424,019	424,019
Senior unsecured notes	6,175,000	5,715,963	6,175,000	6,645,574

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022 and 2021.

10.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Unsecured revolver	$—	$—
Unsecured term loans A-2	—	424,019
Term Loan Credit Facility	—	—
$500 million 5.375% senior unsecured notes due November 2023	500,000	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
Other	583	725
Total long-term debt	$6,175,583	$6,599,744
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(47,115)	(47,372)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,128,468	$6,552,372

/87

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2022 (in thousands):

2023	$500,149
2024	400,156
2025	850,164
2026	975,114
2027	—
Over 5 years	3,450,000
Total minimum payments	$6,175,583

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

The availability of loans under the Term Loan Credit Facility is subject to customary conditions, including pro forma compliance with financial covenants, and the receipt by Term Loan Agent of a conditional guarantee of the Term Loan Credit Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. The loans under the Term Loan Credit Facility may be used solely to finance a portion of the purchase price of the acquisition of one or more specified properties of Bally’s in one or a series of related transactions (the “Acquisition”) and to pay fees, costs and expenses incurred in connection therewith. As described in Note 19, the Company drew down the entire $600 million Term Loan Credit Facility on January 3, 2023 in connection with the acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%.

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

/88

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

Senior Unsecured Credit Facility

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

On September 2, 2022, GLP Capital entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement
among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto. Pursuant to the Credit Agreement, as amended by the Amendment, GLP
Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

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

At December 31, 2022, no amounts were outstanding under the Credit Agreement. Additionally, at December 31,
2022, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Credit
Agreement as of December 31, 2022.

/89

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a
SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to
1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans.
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

The Amended Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and other restricted payments. The Amended Credit Facility includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. In addition, GLPI is required to maintain a minimum tangible net worth and its status as a REIT. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Facility also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Facility will enable the lenders under the Amended Credit Facility to accelerate the loans and terminate the commitments thereunder. At December 31, 2022, the Company was in compliance with all required financial covenants under the Amended Credit Facility.

Senior Unsecured Notes

    At December 31, 2022, the Company had an outstanding balance of $6,175.0 million of senior unsecured notes (the "Senior Notes").

On December 13, 2021, the Company issued $800 million of 3.25% senior unsecured notes due January 2032 at an issue price equal to 99.376% of the principal amount. The proceeds were used to partially finance the Company's acquisition of certain real estate assets in the Cordish transaction.

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

On June 25, 2020, the Company issued $500 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 98.827% of the principal amount to repay indebtedness under its Revolver. On August 18, 2020, the Company issued an additional $200 million of 4.00% senior unsecured notes due January 2031 at an issue price equal to 103.824% of the principal amount to repay Term Loan A-1 indebtedness, incurring a loss on the early extinguishment of debt of $0.8 million, related to debt issuance write-offs. These bond offerings extended the maturities of our long-term debt.
/90

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

At December 31, 2022, the Company was in compliance with all required financial covenants under its Senior Notes.

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
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the defined contribution plan were $0.1 million for the year ended December 31, 2022, and $0.3 million for each of the years ended December 31, 2021 and 2020.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2022, 2021 and 2020 were $0.5 million, $0.5 million, and $0.7 million , respectively. The Company's deferred compensation liability, which was included in other liabilities within the Consolidated Balance Sheets, was $25.8 million and $33.8 million at December 31, 2022 and 2021, respectively. Assets held in the Trust were $27.4 million and $34.5 million at December 31, 2022 and 2021, respectively, and are included in other assets within the Consolidated Balance Sheets.
/91

12. Revenue Recognition

Revenues from Real Estate

As of December 31, 2022, 19 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the PENN Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Second Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the Meadows real estate assets and Perryville real estate assets are leased to PENN pursuant to the Meadows Lease and Perryville Lease, respectively, and the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Bally's under the Tropicana Lease and Cordish under the Maryland Live! Lease.

Guarantees
The obligations under the PENN Master Lease, Amended Pinnacle Master Lease and Morgantown Lease, as well as the Meadows Lease and Perryville Lease are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Second Amended and Restated Caesars Master Lease, the Casino Queen Master Lease and Bally's Master Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease and the Pennsylvania Live! Master Lease are guaranteed by the Cordish subsidiaries that operate the facilities.
Rent
The rent structure under the PENN Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to PENN's opening of a competing facility) (i) every five years to an amount equal to 4% of the average net revenues of all facilities under the PENN Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years in excess of a contractual baseline, and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month in excess of a contractual baseline, although Hollywood Casino Toledo has a monthly percentage rent floor which equaled $22.9 million annually due to PENN's acquisition of a competing facility, Greektown Casino-Hotel in Detroit, Michigan.

As described in Note 18, a new master lease was recently entered into with PENN. PENN's Hollywood Casino Toledo Property was moved to this new lease, and as such, the percentage rent previously associated with this property, along with the other properties that were moved to the new lease, are no longer applicable.

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

On July 23, 2020, the Amended and Restated Caesars Master Lease became effective as described more fully in Note 1. This modification was accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendment is being recognized over the Amended and Restated Caesars Master Lease's new initial lease term, which now expires in September 2038. The Company concluded the renewal options of up to an additional 20 years at the tenants' option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In the fifth and sixth lease years the building base rent escalates at 1.25%. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter. In addition, the guaranteed fixed escalations in the new initial lease term are recognized on a straight line basis.

/92

On December 18, 2020, following the receipt of required regulatory approvals, the Company and Caesars completed an Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. The Waterloo and Bettendorf facilities were added to the Second Amended and Restated Caesars Master Lease and the rent was increased by $520,000 annually. This Exchange Transaction resulted in a reconsideration of the Second Amended and Restated Caesars Master Lease which resulted in the continuation of operating lease treatment for accounting classification purposes. Additionally, a non cash gain of $41.4 million was recorded in other income which reflected the fair value of the Waterloo and Bettendorf facilities which exceeded the net book value of the Tropicana Evansville property and the $5.7 million payment at the date of the exchange.

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

On September 29, 2020, the Company acquired the real estate of Horseshoe St. Louis in satisfaction of the CZR loan, subject to the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of five years each, exercisable at the tenants' option. The Horseshoe St. Louis Lease's rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

The Meadows Lease contains a fixed component, subject to annual escalators, and a component that is based on the performance of the facility, which is reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contains an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds are met, which remains at 5% until the earlier of ten years or the year in which total rent is $31.0 million, at which point the escalator will be reduced to 2% annually thereafter. As described in Note 18, the Meadows Lease was terminated during 2023 and the real estate associated with the property became part of a new master lease with PENN.

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

The Perryville Lease that became effective on July 1, 2021 has an initial annual rent of $7.77 million, $5.83 million of which will be subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year are subject to the CPI being at least 0.5% for the preceding lease year. As described in Note 18, the Perryville Lease was terminated during 2023, and the real estate associated with the property became part of a new master lease with PENN.

/93

The Bally's Master Lease became effective on June 3, 2021 and rent was $40 million annually at inception subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial rent for the lease was increased by $12.0 million on an annual basis, subject to the escalation clauses described above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective, with annual rent of $75 million which increases by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 with annual rent of $50 million initially, which also increases by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 7 for the further information including the future annual cash payments to be received under these leases.

On September 26, 2022, the Tropicana Las Vegas Lease, which has initial annual rent of $10.5 million, became effective. Commencing on the first anniversary and on each anniversary thereafter, if the CPI increase is at least 0.5% for any lease year, the rent shall increase by the greater of 1% of the rent in effect for the preceding lease year and the CPI increase, capped at 2%. If the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

Furthermore, the Company's master leases that contain variable rent provide for a floor on such rent, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on PENN's Hollywood Casino Toledo property, as a result of PENN's purchase of the operations of the Greektown Casino-Hotel in Detroit, Michigan and a percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania which will go into effect at the next reset.

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
/94

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

Because the Meadows Lease is a single property lease operated by a large multi-property operator, GLPI concluded it was not reasonably assured at lease inception that the operator would elect to exercise any lease renewal options. Therefore, the Company concluded that the lease term of the Meadows Lease is 10 years, equal to the initial 10-year term only. In conjunction with the PENN-Pinnacle Merger, PENN assumed the Meadows Lease from Pinnacle. The accounting for the Meadows Lease, including the lease term was not impacted by the change in tenant. Based upon similar fact patterns, the Company concluded it was not reasonably assured at lease inception that Caesars or Boyd would elect to exercise all lease renewal options under the Caesars Master Lease and the Boyd Master Lease as the earnings from these properties did not represent a meaningful portion of either tenant's business at lease inception; therefore, the Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020 and the lease term of the Boyd Master Lease is 10 years, equal to the initial term of such master lease.

The Belterra Park Lease, Morgantown Lease, Maryland Live! Lease, Tropicana Lease, Horseshoe St. Louis Lease and the Perryville Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options; as such the lease term of these leases is equal to their initial terms.

/95

Details of the Company's rental income for the year ended December 31, 2022 was as follows (in thousands):

Year Ended December 31, 2022
Building base rent (1)	$897,666
Land base rent	210,394
Percentage rent	146,266
Total cash rental income	$1,254,326
Straight-line rent adjustments	4,294
Ground rent in revenue	33,034
Accretion on financing receivables	19,442
Other rental revenue	589
Total rental income	$1,311,685

(1) Building base rent is subject to the annual rent escalators described above.

As of December 31, 2022, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2023	$1,114,814	$17,316	$11,948	$1,144,078
2024	1,053,793	49,139	11,951	1,114,883
2025	1,035,915	47,529	11,953	1,095,397
2026	969,624	43,161	11,130	1,023,915
2027	928,792	38,731	10,253	977,776
Thereafter	5,903,599	128,898	56,979	6,089,476
Total	$11,006,537	$324,774	$114,214	$11,445,525
The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. For further details on these tenant paid ground leases, refer to Note 8.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. No loans were outstanding during the year ended December 31, 2022 and 2021.
Gaming, Food, Beverage and Other Revenues
Prior to the sale of operations of the TRS Properties in 2021, gaming revenue generated by the TRS Properties mainly consisted of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue was recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also deferred a portion of the revenue received from customers (who participated in the points-based loyalty programs) at the time of play until a later period when the points were redeemed or forfeited. Other revenues at our TRS Properties were derived from our dining, retail and certain other ancillary activities. During the years ended December 31, 2021 and 2020, the Company recognized gaming, food, beverage and other revenue of $109.7 million, and $103.0 million, respectively.

/96

13.    Stock-Based Compensation
As of December 31, 2022, the Company had 2,691,433 shares available for future issuance under the Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan"). The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2022, there was $3.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.73 years. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $7.9 million, $7.2 million and $9.3 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2022, 2021 and 2020, was $12.0 million, $9.9 million and $13.7 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2022 and 2021:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	252,560	$38.72
Granted	237,492	$29.82
Released	(233,539)	$27.07
Canceled	(1,849)	$40.99
Outstanding at December 31, 2021	254,664	$41.10
Granted	238,013	$35.58
Released	(244,426)	$31.06
Canceled	(1,200)	$45.64
Outstanding at December 31, 2022	247,051	$45.68

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of December 31, 2022, there was $14.0 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.73 years.  For the years ended December 31, 2022, 2021 and 2020, the Company recognized $12.5 million, $9.6 million and $10.7 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2022, 2021, and 2020 was $18.5 million, $14.9 million, and $23.4 million respectively.

/97

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2022 and 2021:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	1,193,994	$20.72
Granted	478,000	$24.89
Released	(366,888)	$20.64
Canceled	—	$—
Outstanding at December 31, 2021	1,305,106	22.27
Granted	500,000	$30.59
Released	(380,070)	$17.85
Canceled	(30,816)	$17.85
Outstanding at December 31, 2022	1,394,220	26.55

14.    Income Taxes
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc. Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a TRS effective on the first day of the first taxable year of GLPI as a REIT. The benefits of the intended REIT conversion on the Company's tax provision and effective income tax rate are reflected in the tables below. Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. As a result of the Tax Cuts and Jobs Act, the corporate tax rate was permanently lowered from the previous maximum rate of 35% to 21%, effective for tax years including or commencing January 1, 2018. As of December 31, 2022, the Company no longer has activity in its TRS nor does it have deferred tax assets.
The components of the Company's deferred tax assets and liabilities as of December 31, 2021 are as follows:

Year ended December 31,	2021
(in thousands)
Deferred tax assets:
Property and equipment	$11
Interest expense	2,730
Net operating losses	748
Gross deferred tax assets	3,489
Less: valuation allowance	(3,489)
Net deferred tax assets	—

The carrying amounts of deferred tax assets were reduced by a valuation allowance if, based on the available evidence, it was more likely than not that such assets will not be realized. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company gave appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets.

As of December 31, 2021, the valuation allowance was associated mainly with net operating losses, disallowed interest expense carryforward, and other additional deferred tax assets. Deferred tax assets, net are included within other assets on the Consolidated Balance Sheets.
/98

The provision for income taxes charged to operations for years ended December 31, 2022, 2021 and 2020 was as follows:

Year ended December 31,	2022	2021	2020
	(in thousands)
Current tax expense
Federal	$14,653	$16,363	$1,111
State	2,402	6,653	2,315
Total current	17,055	23,016	3,426
Deferred tax (benefit) expense
Federal	—	3,534	467
State	—	1,792	(16)
Total deferred	—	5,326	451
Total provision	$17,055	$28,342	$3,877
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2022, 2021 and 2020:

Year ended December 31,	2022	2021	2020
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Deferred tax impact of TRS tax-free liquidation	—%	2.3%	—%
State and local income taxes	0.4%	0.7%	0.4%
Valuation allowance	(0.5)%	0.3%	0.3%
REIT conversion benefit	(19.2)%	(19.3)%	(21.0)%
Permanent differences	0.7%	—%	—%
Other miscellaneous items	—%	—%	0.1%
	2.4%	5.0%	0.8%

Year ended December 31,	2022	2021	2020
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$151,271	$118,110	$107,013
Deferred tax impact of TRS tax-free liquidation	—	13,036	—
State and local income taxes	2,402	3,763	1,955
Valuation allowance	(3,489)	1,758	1,731
REIT conversion benefit	(138,151)	(108,315)	(106,839)
Permanent differences	5,006	11	16
Other miscellaneous items	16	(21)	1
	$17,055	$28,342	$3,877

The Company is still subject to federal income tax examinations for its years ended December 31, 2019 and forward.

/99

15. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	252,716	235,472	218,817
Assumed conversion of restricted stock awards	159	153	76
Assumed conversion of performance-based restricted stock awards	971	606	880
Diluted weighted-average common shares outstanding	253,846	236,231	219,773

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$684,653	$534,047	$505,711
Less: Net income allocated to participating securities	(432)	(346)	(583)
Net income for earnings per share purposes	$684,221	$533,701	$505,128
Weighted-average common shares outstanding	252,716	235,472	218,817
Basic EPS	$2.71	$2.27	$2.31

Calculation of diluted EPS:
Net income attributable to common shareholders	$684,653	$534,047	$505,711
Diluted weighted-average common shares outstanding	253,846	236,231	219,773
Diluted EPS	$2.70	$2.26	$2.30

Antidilutive securities excluded from the computation of diluted earnings per share	—	70	—

16.      Equity

Common Stock

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
/100

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

During the year ended December 31, 2022, GLPI sold 5,206,499 of its common stock at an average price of $50.32 per share under the 2019 ATM Program, which generated net proceeds of approximately $260.8 million. Program commencement to date, the Company has sold 10,755,679 of its common stock at an average price of $49.67 per share, which generated net proceeds of approximately $531.5 million. In November 2022, the Company exhausted the capacity under its 2019 ATM Program and then in December 2022, entered into a new continuous equity offering under which the Company may sell up to $1 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2022 ATM Program"). As of December 31, 2022, the Company had $1.0 billion remaining for issuance under the 2022 ATM Program.

During the fourth quarter of 2021 and 2020, the Company issued 8.9 million shares at $44.24 per share and 9.2 million shares at $36.25 per share, respectively of common stock to partially finance the funding required for the Cordish and Bally's transactions, respectively. See Note 6 for further details.

In August 2022, the Company entered into a forward sale agreement (the "August 2022 Forward Sale Agreement"), for up to $105 million. No amounts have been or will be recorded on the Company's balance sheet with respect to the August 2022 Forward Sale Agreement until settlement.

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

Until settlement of the August 2022 Forward Sale Agreement, earnings per share dilution resulting from the August 2022 Forward Sale Agreement will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contract). The August 2022 Forward Sale Agreement had no dilutive impact for the year ended December 31, 2022. As described in Note 18, the Company settled the August 2022 Forward Sale Agreement in February 2023.

Noncontrolling Interests

As partial consideration for the Cordish transaction (See Note 1), the Company's operating partnership issued OP Units to affiliates of Cordish. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of December 31, 2022, the Company holds a 97.3% controlling financial interest in the operating partnership. The Company paid $20.7 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the year ended December 31, 2022.

/101

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2022, 2021 and 2020:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount (1) (2)
						(in thousands)
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519
August 31, 2022	September 16, 2022	Common Stock	$0.705	Third Quarter 2022	September 30, 2022	$181,549
November 23, 2022	December 9, 2022	Common Stock	$0.705	Fourth Quarter 2022	December 23, 2022	$183,813
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876
August 27, 2021	September 10, 2021	Common Stock	$0.67	Third Quarter 2021	September 24, 2021	$159,426
November 29, 2021	December 9, 2021	Common Stock	$0.67	Fourth Quarter 2021	December 23, 2021	$165,628
December 17, 2021	December 27, 2021	Common Stock	$0.24	Fourth Quarter 2021	January 7, 2022	$59,330
2020
February 20, 2020	March 6, 2020	Common Stock	$0.70	First Quarter 2020	March 20, 2020	$150,574
April 29, 2020	May 13, 2020	Common Stock	$0.60	Second Quarter 2020	June 26, 2020	$129,071
August 6, 2020	August 17, 2020	Common Stock	$0.60	Third Quarter 2020	September 25, 2020	$130,697
November 5, 2020	November 16, 2020	Common Stock	$0.60	Fourth Quarter 2020	December 24, 2020	$137,943

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

In addition, for the years ended December 31, 2022, 2021 and 2020, dividend payments were made to GLPI restricted stock award holders in the amount of $0.8 million, $0.7 million and $0.8 million, respectively. Dividends distributed to the Company's employees on June 26, 2020 were paid $33 thousand in cash and $153 thousand in stock (4,006 shares at $38.2643). Dividends distributed to the Company's employees on September 25, 2020 were paid $32 thousand in cash and $217 thousand in stock (5,746 shares at $37.7635). Dividends distributed to the Company's employees on December 24, 2020 were paid $34 thousand in cash and $118 thousand in stock (2,722 shares at $43.3758).

/102

A summary of the Company's taxable common stock distributions for the years ended December 31, 2022, 2021 and 2020 is as follows (unaudited):

	Year Ended December 31,
	2022	2021	2020
	(in dollars per share)
Qualified dividends	$—	$0.22552	$—
Non-qualified dividends	2.5686	2.58944	2.4517
Capital gains	0.2773	0.01199	0.0025
Non-taxable return of capital	—	0.03215	0.0458
Total distributions per common share (1)	$2.85	$2.86	$2.50

Percentage classified as qualified dividends	—%	7.89%	—%
Percentage classified as non-qualified dividends	90.26%	90.57%	98.07%
Percentage classified as capital gains	9.74%	0.42%	0.10%
Percentage classified as non-taxable return of capital	—%	1.12%	1.83%
	100.00%	100.00%	100.00%

(1) A portion of the $0.24 dividend declared on December 27, 2021 and paid on January 7, 2022 is treated as a 2022 distribution and a portion is treated as a 2021 distribution for federal income tax purposes.

17.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2022	2021	2020
	(in thousands)
Cash paid for income taxes, net of refunds received	$21,189	$17,499	$3,383
Cash paid for interest	286,043	273,482	261,127

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

As described in Note 1, during the year ended December 31, 2021, the Company sold the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge and leased the underlying real estate to third party operators. This resulted in the reclassification of $67.1 million of net assets from property, plant and equipment used in operations to real estate investments, net on the Consolidated Balance Sheets.

In 2020, the Company acquired from PENN the real property associated with the Tropicana Las Vegas in exchange for rent credits of $307.5 million and the land at PENN's development facility in Morgantown, Pennsylvania for rent credits of $30 million. For the year ended December 31, 2020, the Company also acquired the real property of Belterra Park in satisfaction of the Belterra Park Loan of $57.7 million held on the property, subject to the Belterra Park Lease and acquired the
/103

real property of Horseshoe St. Louis in satisfaction of the $246.0 million CZR loan subject to the Horseshoe St. Louis Lease. In addition, as described in Note 1, the Company entered into an Exchange Agreement pursuant to which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf for the real estate assets of Tropicana Evansville and a cash payment of $5.7 million.

As previously discussed, the Company declared a dividend on December 27, 2021, totaling $59.3 million, that was paid on January 7, 2022 and that was accrued at December 31, 2021. Finally, see Note 16 for a description of the stock dividend that was distributed in 2020. The Company did not engage in any other noncash investing and financing activities during the years ended December 31, 2022, 2021 and 2020.

18.    Subsequent Events

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's current properties. The companies have also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The transaction, including the creation of the new master lease, became effective in 2023.

Pursuant to this agreement, the current PENN master lease was amended to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada and those properties were added to a new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania and Hollywood Casino Perryville in Maryland were terminated and these properties were transferred into the new master lease (the "New Penn Master Lease"). GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the New Penn Master Lease and the amended PENN master lease are substantially similar to the current PENN master lease with the following key differences;

•The New Penn Master Lease is cross-defaulted and co-terminus with the amended PENN master lease.
•The initial term of the New Penn Master Lease expires on October 31, 2033, with three 5-year extensions at PENN’s option.
•All rent in the New Penn Master Lease is fixed with annual escalation of 1.50%, with the first escalation expected to occur for the lease year beginning on November 1, 2023.
•The rent for the New Penn Master Lease is $232.2 million in base rent. The rent for the amended PENN master lease is $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent.

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Biloxi and Bally's Tiverton for $635.0 million total consideration, inclusive of $15 million in the form of OP units. These properties were added to the Company's existing Master Lease with Bally's. The initial annual rent for the lease was increased by $48.5 million on an annual basis, subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold.

In connection with GLPI’s commitment to consummate the Bally’s acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2024 for a purchase price of $771 million and additional rent of $58.8 million.

Additionally, the Company accessed the entire $600.0 million Term Loan Credit Agreement (See Note 10 for further details) in connection with the closing.

On January 13, 2023, the Company announced that it has called for redemption all of the $500 million, 5.375% Senior Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for $507.5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption Date. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of the August
/104

2022 Forward Sale Agreement that occurred in February 2023 which resulted in the settlement of 1,284,556 shares being issued which raised net proceeds of $64.6 million.

/105

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (7)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,221	$342,393	$357,614	$189,480	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	(383)	4,936	97,996	102,932	80,679	1993/2002/ 2012	11/1/2013	30
Hollywood Casino Joliet	Joliet, IL	—	19,214	101,104	(20)	19,194	101,104	120,298	69,880	1992/2003/ 2010	11/1/2013	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	5,025	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	55,917	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	75,011	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	162,140	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	101,742	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	55,053	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	44,238	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	26,330	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	61,822	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	81,271	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	32,368	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	55,724	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	122,471	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	23,299	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	25,208	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	2,104	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	25	243,117	334,024	577,141	47,425	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	20,158	1997	4/28/2016	31
/106

Belterra Casino Resort	Florence, IN	—	63,420	172,876	—	63,420	172,876	236,296	28,307	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	17,513	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	26,981	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	16,255	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	(92)	14,739	310,877	325,616	51,403	2005	4/28/2016	31
Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	9,981	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	19,610	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	34,564	2010	4/28/2016	31
Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	47,527	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	63,458	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,784	61,550	—	48,784	61,550	110,334	12,554	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	16,813	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center (1)	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	5,886	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	(2,864)	179,598	140,440	320,038	35,078	2006	9/9/2016	31
Casino Queen	East St. Louis, IL	—	70,716	70,014	8,700	70,716	78,714	149,430	23,707	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	53,411	1981	10/1/2018	31
Tropicana Evansville (2)	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Tropicana Evansville-Bally's	Evansville, IN	—	120,473	153,130		120,473	153,130	273,603	8,082	1995	6/3/2021	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	12,249	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	2,943	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	—	11,873	52,400	64,273	8,747	1994	10/1/2018	31
Isle Casino Waterloo (2)	Waterloo, IA	—	64,263	77,958	—	64,263	77,958	142,221	5,134	2005	12/18/2020	31
Isle Casino Bettendorf (2)	Bettendorf, IA	—	29,636	85,150	—	29,636	85,150	114,786	5,608	2015	12/18/2020	31
Horseshoe St. Louis (1)	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	16,902	2005	10/1/2020	31
Hollywood Casino Morgantown (3)	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
Hollywood Casino Perryville	Perryville, MD		23,266	31,079	—	23,266	31,079	54,345	17,945	2010	07/1/2021	31
Dover Downs Hotel & Casino	Dover, DE		99,106	48,300	—	99,106	48,300	147,406	9,477	1995	06/3/2021	31
Hollywood Casino Baton Rouge	Baton Rouge, LA		7,320	40,812	29,564	7,320	70,376	77,696	25,603	1994	12/17/2021	31
Tropicana Las Vegas (6)	Las Vegas NV		226,160	—	—	226,160	—	226,160	—	1955	04/16/2020	N/A
Bally's Black Hawk	Black Hawk, CO		17,537	13,730	—	17,537	13,730	31,267	392	1991	04/01/2022	27
Bally's Quad Cities Casino & Hotel	Rock Island, IL		36,848	82,010	—	36,848	82,010	118,858	2,620	2007	04/01/2022	31
/107

		—	3,242,009	6,370,651	4,059	3,188,391	6,428,327	9,616,718	1,916,095
Headquarters Property:
GLPI Corporate Office (4)	Wyomissing, PA	—	750	8,465	85	750	8,550	9,300	1,988	2014/2015	9/19/2014	31
Other Properties
Other owned land (5)	various	—	6,798	—	(6,798)	—	—	—	—
		$—	$3,249,557	$6,379,116	$(2,654)	$3,189,141	$6,436,877	$9,626,018	$1,918,083

(1)During 2020, the Company acquired the real estate of both of these properties in satisfaction of previously outstanding loans, subject to the Belterra Park Lease and the Horseshoe St. Lease, respectively.

(2) On December 18, 2020, Caesar's elected to replace Tropicana Evansville with Isle Casino Bettendorf and Isle Casino Waterloo as allowed under the Second Amended and Restated Caesars Master Lease.

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

(5)    This includes undeveloped land the Company owns at locations other than its tenant occupied properties. The undeveloped land was sold on August 9, 2022.

(6)    On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and
Casino, Inc. This deal closed on September 26, 2022.

(7)    The aggregate cost for federal income tax purposes of the properties listed above was $9.22 billion at December 31, 2022. This amount includes the tax basis of all real property assets acquired from Pinnacle, including building assets.

/108

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Real Estate:	(in thousands)
Balance at the beginning of the period	$9,458,918	$8,698,098	$8,301,496
Acquisitions	150,126	749,671	590,971
Construction in progress	23,864	5,699	—
Capital expenditures and assets placed in service	—	8,700	—
Dispositions	(6,890)	(3,250)	(194,369)
Balance at the end of the period	$9,626,018	$9,458,918	$8,698,098
Accumulated Depreciation:
Balance at the beginning of the period	$(1,681,367)	$(1,410,940)	$(1,200,941)
Depreciation expense	(236,809)	(230,941)	(220,069)
Additions (1)	—	(39,909)	—
Dispositions	93	423	10,070
Balance at the end of the period	$(1,918,083)	$(1,681,367)	$(1,410,940)

(1) Represents accumulated depreciation on real estate assets of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which were leased to third parties during 2021. See Note 6 in the Notes to the Consolidated Financial Statements for further information.
/109

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2022, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche

New York, New York
February 23, 2023

/111

ITEM 9B.    OTHER INFORMATION
On February 21, 2023, GLP Capital entered into an amended and restated PENN Master Lease (the “A&R PENN Master Lease”) and entered into a new master lease with affiliates of PENN (the “New PENN Master Lease”), each effective as of January 1, 2023. The A&R PENN Master Lease removed PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada and these properties were added to the New PENN Master Lease. In addition, the existing Meadows Lease and Perryville Lease were terminated and these properties were also added to the New PENN Master Lease. The PENN tenant parties to the New Penn Master Lease include Penn Tenant LLC, Penn Cecil Maryland, LLC, and PNK Development 33, LLC, each of which is a wholly-owned subsidiary of PENN, directly or indirectly.

The initial term of the New Penn Master Lease will expire on October 31, 2033, with three 5-year extensions at PENN’s option. Base rent for the New Penn Master Lease will be approximately $232.2 million (fixed), with annual escalation of 1.50%, with the first escalation occurring for the lease year beginning on November 1, 2023. Rent for the A&R PENN Master Lease will be approximately $284.1 million, consisting of approximately $208.2 million of building base rent, approximately $43.0 million of land base rent, and approximately $32.9 million of percentage rent. The New Penn Master Lease is cross-defaulted, cross collateralized and co-terminus with the A&R PENN Master Lease.

The terms of the A&R PENN Master Lease and the New Penn Master Lease are otherwise materially similar to the terms of the current PENN Master Lease.

Pursuant to the terms of a development agreement with PENN, the Company has agreed to a funding mechanism to support PENN’s pursuit of relocation and development opportunities at several of the properties included in the New PENN Master Lease. Specifically, the Company has agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, to fund up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
/112

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2023 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2023 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2023 Proxy Statement.
/113

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
    2. Financial Statement Schedule:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2022
    3. Exhibits, Including Those Incorporated by Reference.
    The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.
/114

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

/115

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

/116

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

/117

10.18*	Ninth Amendment to the Master Lease Agreement, dated as of January 14, 2022, by and among GLP Capital, L.P. and Penn Tenant, LLC.

10.19*	Amended and Restated Master Lease, dated February 21, 2023, by and among GLP Capital, L.P. and Penn Tenant, LLC

10.20*	Master Lease, dated February 21, 2023, by and among GLP Capital, L.P., Penn Tenant LLC, Penn Cecil Maryland, LLC, and PNK Development 33, LLC

10.21
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.22
First Amendment to the Master Lease, dated August 29, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.23
Second Amendment to the Master Lease, dated October 25, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 22, 2017).

10.24
Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.25
Fourth Amendment to the Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.26*	Fifth Amendment to the Master Lease, dated January 14, 2022, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC.

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

10.30 #
Gaming and Leisure Properties, Inc.’s Second Amended and Restated 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 29, 2020).

10.31 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.30 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.32 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2021. (Incorporated by reference to Exhibit 10.31 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.33 #
Form of Director Restricted Stock Award with Quarterly Vesting under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.34 #
Form of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2022. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K filed on February 24, 2022).

/118

10.35 #
Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.34 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.36 #
Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2021. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.37 #
Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued in 2020. (Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.38 #
Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2021. (Incorporated by reference to Exhibit 10.37 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.39 #
Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2022. (Incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.40 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.41
Second Amended and Restated Master Lease by and among GLP Capital, L.P., as landlord, and Tropicana Entertainment, Inc., IOC Black Hawk Country, Inc. and Isle of Capri Bettendorf, L.L.C., as tenant, dated December 18, 2020. (Incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.42	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 29, 2020).

10.43
Amended and Restated Agreement of Limited Partnership of GLP Capital, L.P., dated as of December 29, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 29, 2021).

10.44
Credit Agreement dated as of May 13, 2022 by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on July 28, 2022).

10.45
Term Loan Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 8, 2022).

10.46
Amendment No. 1 to Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 8, 2022).

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Principal Executive Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

/119

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2022.

101	The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
#    Compensation plans and arrangements for executives and others.
*    Filed herewith.
/120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.
By:	/s/ PETER M. CARLINO
Peter M. Carlino Chairman of the Board and Chief Executive Officer

Dated: February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Peter M. Carlino

/s/ DESIREE A. BURKE	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 23, 2023
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 23, 2023
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 23, 2023
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 23, 2023
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 23, 2023
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 23, 2023
E. Scott Urdang

/s/ JOANNE A. EPPS	Director	February 23, 2023
Joanne A. Epps

/121