Form 10-Q
period 2023-03-31
Gaming & Leisure Properties, Inc.
filed 2023-04-27
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 21, 2023
Common Stock, par value $.01 per share	262,355,725

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and statements regarding the extent and duration of the economic disruptions related to the novel coronavirus COVID-19 (including variants thereof, "COVID-19") global pandemic on our tenants' operations and our taxable real estate investment trust ("REIT") subsidiaries' operations. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•the impact that higher inflation rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;

•the impact of recent stress in the banking sector, rising interest rates and elevated levels of inflation (which have been exacerbated by the armed conflict between Russia and Ukraine);

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$8,281,960	$7,707,935
Investment in leases, financing receivables, net	1,914,292	1,903,195
Right-of-use assets and land rights, net	867,228	834,067
Cash and cash equivalents	6,822	239,083
Other assets	45,793	246,106
Total assets	$11,116,095	$10,930,386

Liabilities
Accounts payable and accrued expenses	$6,931	$6,561
Accrued interest	78,475	82,297
Accrued salaries and wages	1,940	6,742
Operating lease liabilities	218,392	181,965
Financing lease liabilities	53,901	53,792
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,291,470	6,128,468
Deferred rental revenue	316,022	324,774
Other liabilities	30,773	27,691
Total liabilities	6,997,904	6,812,290

Commitments and Contingencies (Note 8)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 262,355,725 and 260,727,030 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	2,624	2,607
Additional paid-in capital	5,632,246	5,573,567
Accumulated deficit	(1,869,643)	(1,798,216)
Total equity attributable to Gaming and Leisure Properties	3,765,227	3,777,958
Noncontrolling interests in GLPI's Operating Partnership (7,653,326 units and 7,366,683 units outstanding at March 31, 2023 and December 31, 2022, respectively)	352,964	340,138
Total equity	4,118,191	4,118,096
Total liabilities and equity	$11,116,095	$10,930,386

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$317,968	$287,777
Interest income from investment in leases, financing receivables	37,246	27,189
Total revenues	355,214	314,966

Operating expenses
Land rights and ground lease expense	12,014	13,704
General and administrative	16,450	15,732
Gains from dispositions of property	—	(51)
Depreciation	65,554	59,129
Provision (benefit) for credit losses, net	(5,653)	26,656
Total operating expenses	88,365	115,170
Income from operations	266,849	199,796

Other income (expenses)
Interest expense	(81,360)	(77,922)
Interest income	4,255	22
Losses on debt extinguishment	(556)	—
Total other expenses	(77,661)	(77,900)

Income before income taxes	189,188	121,896
Income tax expense	518	204
Net income	$188,670	$121,692
Net income attributable to non-controlling interest in the Operating Partnership	(5,319)	(2,424)
Net income attributable to common shareholders	$183,351	$119,268

Earnings per common share:
Basic earnings attributable to common shareholders	$0.70	$0.48
Diluted earnings attributable to common shareholders	$0.70	$0.48

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income				183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(5,083)	(5,083)
Net income	—	—	—	119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Three months ended March 31,	2023	2022
Operating activities
Net income	$188,670	$121,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,844	65,119
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,501	2,771
Accretion on financing receivables	(5,444)	(3,725)
Non-cash adjustment to financing lease liabilities	109	124
Gains from dispositions of property	—	(51)
Stock-based compensation	7,807	7,600
Straight-line rent adjustments	(8,752)	(1,543)
Losses on debt extinguishment	556	—
(Benefit) Provision for credit losses, net	(5,653)	26,656
(Increase), decrease
Other assets	(2,007)	4,782
Increase, (decrease)
Accounts payable and accrued expenses	94	(1,096)
Accrued interest	(3,822)	17,379
Accrued salaries and wages	(4,802)	(4,808)
Other liabilities	3,082	(1,718)
Net cash provided by operating activities	241,183	233,182
Investing activities
Capital project expenditures	(9,744)	(2,406)
Capital maintenance expenditures	(8)	(15)
Proceeds from sales of property, net of costs	—	51
Investment in leases, financing receivables	—	(129,047)
Acquisition of real estate, net	(412,324)	—
Net cash used in investing activities	(422,076)	(131,417)
Financing activities
Dividends paid	(254,778)	(230,396)
Non-controlling interest distributions	(7,424)	(5,083)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(13,440)	(11,866)
Proceeds from issuance of common stock, net	64,329	(37)
Proceeds from issuance of long-term debt	660,000	—
Financing costs	(1)	(31)
Repayments of long-term debt	(500,037)	(422,927)
Costs paid on senior unsecured note redemption	(17)	—
Net cash used in financing activities	(51,368)	(670,340)
Net decrease in cash and cash equivalents	(232,261)	(568,575)
Cash and cash equivalents at beginning of period	239,083	724,595
Cash and cash equivalents at end of period	$6,822	$156,020

See accompanying notes to the condensed consolidated financial statements and Note 13 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.    Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen Holding Company ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, LP., the operating partnership of GLPI ("GLP Capital").

During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation (NYSE: BALY) ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital and GLPI paid a special earnings and profits dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building.

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton").

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2023, GLPI’s portfolio consisted of interests in 59 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 30.2 million square feet. As of March 31, 2023, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the "Original PENN Master Lease"). The Original PENN Master Lease is a triple-net operating lease, the term of which expires on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's current properties. The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The transaction, including the creation of the new master lease, became effective on January 1, 2023.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to a new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the new master lease (the "PENN 2023 Master Lease"). GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the PENN 2023 Master Lease and the Amended PENN Master Lease are substantially similar to the Original PENN Master Lease with the following key differences;

•The PENN 2023 Master Lease is cross-defaulted and co-terminus with the Amended PENN Master Lease.
•The rent for the PENN 2023 Master Lease is $232.2 million in base rent which is fixed with annual escalations of 1.50%, with the first escalation to occur for the lease year beginning on November 1, 2023.
•The rent for the Amended PENN Master Lease is $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent.

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

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") which has initial annual rent of $40.0 million and an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial rent for the lease was increased by $12.0 million on an annual basis.

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Biloxi and Bally's Tiverton for $635.0 million in total consideration, inclusive of $15 million in the form of OP units. These properties were added to the existing Bally's Master Lease. The initial annual rent for the lease was increased by $48.5 million on an annual basis. All rent in the Bally's Master Lease is subject to contractual escalations based on the Consumer Price Index ("CPI"), with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Condensed Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2024 for a purchase price of $771.0 million and additional rent of $58.8 million.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2022 financial information has been derived from the Company’s audited consolidated financial statements.

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

	March 31, 2023	December 31, 2022
	(in thousands)
Minimum lease payments receivable	$6,644,726	$6,676,528
Estimated residual values of lease property (unguaranteed)	940,885	940,885
Total	7,585,611	7,617,413
Less: Unearned income	(5,657,848)	(5,695,094)
Less: Allowance for credit losses	(13,471)	(19,124)
Investment in leases - financing receivables, net	$1,914,292	$1,903,195

The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2023 was $1,876.0 million and $51.8 million compared to $1,871.5 million and $50.8 million at December 31, 2022.

At March 31, 2023, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2023 (remainder of year)	$95,420
2024	129,286
2025	131,532
2026	133,816
2027	136,141
Thereafter	6,018,531
Total	$6,644,726

The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases, financing receivables, net, which do not include any unfunded commitments. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in leasesfinancing receivables, net. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of March 31, 2023 and December 31, 2022.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2022	$4,095	$15,029	$19,124
Change in allowance	(881)	(4,772)	(5,653)
Ending balance at March 31, 2023	$3,214	$10,257	$13,471

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Change in allowance	(5,621)	32,277	26,656
Ending balance at March 31, 2022	$6,605	$32,277	$38,882

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of March 31, 2023 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$698,012	$1,229,751	$1,927,763
Allowance for credit losses	(10,257)	(3,214)	(13,471)
Amortized cost basis at March 31, 2023	$687,755	$1,226,537	$1,914,292

Allowance as a percentage of outstanding financing receivable	(1.47)%	(0.26)%	(0.70)%

During the three months ended March 31, 2023, the underlying casino operations in the Pennsylvania Live! Master Lease outperformed the budgeted expectations that were utilized in the reserve calculation at December 31, 2022. This was the primary reason for the reduction in reserves at March 31, 2023 compared to December 31, 2022.

The Company recorded an initial allowance for credit losses of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. During the three months ended March 31, 2022, the Company received an updated earnings forecast from its tenant on the Maryland Live! Casino & Hotel operations for 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in the Maryland Live! Lease reserve at March 31, 2022 compared to its balance at December 31, 2021.

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

4.    Real Estate Investments

Real estate investments, net, represents investments in 59 rental properties and the corporate headquarters building and is summarized as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Land and improvements	$3,510,297	$3,189,141
Building and improvements	6,713,460	6,407,313
Construction in progress	41,370	29,564
Total real estate investments	10,265,127	9,626,018
Less accumulated depreciation	(1,983,167)	(1,918,083)
Real estate investments, net	$8,281,960	$7,707,935

5.    Lease Assets and Lease Liabilities

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2023	December 31, 2022
Right-of use assets - operating leases	$217,694	$181,243
Land rights, net	649,534	652,824
Right-of-use assets and land rights, net	$867,228	$834,067

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Land rights	$727,796	$727,796
Less accumulated amortization	(78,262)	(74,972)
Land rights, net	$649,534	$652,824

As of March 31, 2023, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$9,869
2024	13,159
2025	13,159
2026	13,159
2027	13,159
Thereafter	587,029
Total	$649,534

Operating Lease Liabilities

At March 31, 2023, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$11,395
2024	15,142
2025	15,089
2026	15,093
2027	14,622
Thereafter	657,087
Total lease payments	$728,428
Less: interest	(510,036)
Present value of lease liabilities	$218,392

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,775	$3,370
Variable lease cost	4,950	4,355
Amortization of land right assets	3,289	5,990
Total lease cost	$12,014	$13,715

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2023
Weighted average remaining lease term - operating leases	49.46 years
Weighted average discount rate - operating leases	6.25%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$405	$405

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At March 31, 2023, payments under the Company's financing lease liabilities were as follows (in thousands):

2023 (remainder of year)	$1,670
2024	2,244
2025	2,267
2026	2,289
2027	2,313
Thereafter	302,058
Total lease payments	$312,841
Less: Interest	(258,940)
Present value of finance lease liability	$53,901

6.    Long-term Debt

Long-term debt is as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Unsecured $1,750 million revolver	$60,000	$—
Term Loan Credit Facility due September 2027	600,000	—
$500 million 5.375% senior unsecured notes due November 2023	—	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
Other	546	583
Total long-term debt	6,335,546	6,175,583
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(44,076)	(47,115)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,291,470	$6,128,468

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2023 (in thousands):

2023 (remainder of year)	$112
2024	400,156
2025	850,164
2026	1,035,114
2027	600,000
Over 5 years	3,450,000
Total minimum payments	$6,335,546

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

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI.

On September 2, 2022, GLP Capital entered into an amendment to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (the Credit Agreement, as amended by such amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

Loans under the Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under the Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility under the Amended Credit Agreement. GLP Capital is required to prepay the loans under the Bridge Revolving Facility with 100% of the net cash proceeds from the issuance of Alternative Acquisition Debt that is received by GLPI, GLP Capital or any of their subsidiaries (other than any term loans under the Term Loan Credit Agreement and any loans under the Bridge Revolving Facility). Any outstanding commitments under the Bridge Revolving Facility that have not been borrowed by December 31, 2024 are automatically re-allocated to the existing revolving facility under the Amended Credit Agreement.

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

At March 31, 2023, $60.0 million was outstanding under the Amended Credit Agreement. Additionally, at March 31, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,689.6 million of available borrowing capacity under the Amended Credit Agreement as of March 31, 2023.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At March 31, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At March 31, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

On January 13, 2023, the Company announced that it called for redemption all of the $500 million, 5.375% Senior Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for $507.5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption Date, incurring a loss on the early extinguishment of debt of $0.6 million, primarily related to debt issuance write-offs. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of a forward sale agreement that occurred in February 2023 which resulted in the issuance of 1,284,556 shares which raised net proceeds of $64.6 million. See Note 11 for additional discussion.
At March 31, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

7.    Fair Value of Financial Assets and Liabilities

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

Investment in leases, financing receivables, net

The fair value of the Company's investment in leases, financing receivables, net is based on the value of the underlying real estate property the Company owns related to the Maryland Live! Lease and the Pennsylvania Live! Master Lease. The initial fair value was the price paid by the Company to acquire the real estate. The initial fair value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820. Deferred compensation plan assets are included within other assets on the condensed consolidated balance sheets.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement and Term Loan Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,822	$6,822	$239,083	$239,083
Investment in leases, financing receivables, net	1,914,292	1,823,918	1,903,195	1,900,971
Deferred compensation plan assets	29,302	29,302	27,387	27,387
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loan Credit Facility	660,000	660,000	—	—
Senior Notes	5,675,000	5,233,495	6,175,000	5,715,963

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2023 and 2022.

8.    Commitments and Contingencies

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

Funding commitments

The Company has agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease. GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates. The funding commitment expires on January 1, 2026.

9.    Revenue Recognition

Revenues from Real Estate

As of March 31, 2023, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Second Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, and Bally's under the Tropicana Las Vegas Lease.

Guarantees

The obligations under the Amended PENN Master Lease, the PENN 2023 Master Lease and Amended Pinnacle Master Lease, as well as the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Second Amended and Restated Caesars Master Lease and Bally's Master Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease and the Pennsylvania Live! Master Lease are guaranteed by the Cordish subsidiaries that operate the facilities.
Rent
The rent structure under the Amended PENN Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to PENN's opening of a competing facility) every five years to an amount equal to 4% of the average net revenues of all facilities under the Amended PENN Master Lease during the preceding five years in excess of a contractual baseline.

Similar to the Amended PENN Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted subject to certain floors (namely the Bossier City Boomtown property due to PENN's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

The PENN 2023 Master Lease that became effective on January 1, 2023 has annual rent of $232.2 million, which is fixed and subject to annual escalation of 1.50%, with the first escalation to occur for the lease year beginning on November 1, 2023. In addition to the fixed escalations, a one-time annualized increase of $1.4 million will occur on November 1, 2027. The deferred revenue from the Perryville Lease and Meadows Lease (which were terminated effective January 1, 2023 and whose underlying real estate was added to the PENN 2023 Master Lease) along with an allocation of the deferred revenue from the Original PENN Master Lease, as well as the guaranteed fixed escalations and the one time annual base rent increase are being recognized on a straight-line basis over the initial lease term which expires on October 31, 2033.

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

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Biloxi and Bally's Tiverton for $635.0 million in total consideration, inclusive of approximately $15 million in the form of OP units. These properties were added to the Bally's Master Lease. The initial annual rent for the lease was increased by $48.5 million on an annual basis, subject to the escalation clauses described above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective. Annual rent is $75.0 million which increases by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 and has annual rent of $50 million initially, increasing by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 3 for the further information including the future annual cash payments to be received under these leases.

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

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended Penn Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania which will go into effect at the next reset.

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

Lease terms

During 2022, the Original PENN Master Lease required an accounting reassessment due to a lease amendment resulting in a lease modification for accounting purposes. The Company concluded the lease term should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each. This was due to several factors that were not present at the inception of the Original PENN Master Lease. At the time of this amendment, since the formation of the Company on November 1, 2013, the Company has amended and reassessed four of its nine leases that were originated prior to 2021. All four of these reassessments were done before the completion of their initial lease terms and were the result of significant lease amendments. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company. PENN has significantly diversified its earnings stream since the inception of the Original PENN Master Lease such that the leased operations in the Original PENN Master Lease no longer represent substantially all of PENN's revenues and earnings. We believe all these factors precluded the Company from concluding all renewal periods are reasonably assured to be exercised in the Original PENN Master Lease.

The Amended PENN Master Lease and the PENN 2023 Master Lease became effective January 1, 2023. The Company concluded that the lease term for both of these leases should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each due to the factors described above and the fact that the earnings from the leased operations in these master leases do not represent substantially all of PENN's revenues and earnings. The Company concluded that each individual lease component within the Amended PENN Master Lease and the PENN 2023 Master Lease meets the definition of an operating lease. The deferred rent and contractual fixed minimum lease payments at January 1, 2023 are being recognized on a straight-line basis over the initial lease term expiration date of October 31, 2033 for both master leases.

The Casino Queen Master Lease became effective December 17, 2021 and required an accounting reassessment due to changes in the rent and lease terms. The Company concluded the lease term is limited to its initial 15 year term. This was due to several factors that were not present at the inception of the original Casino Queen Lease. In addition to the historical reassessments and the fact that Pinnacle sold its operations to PENN for fair value as described above, additional competitive threats have emerged in the regional markets for the properties in the Casino Queen Master Lease that were not present previously. In particular, land based gaming operations including Casino Queen's leased operation in the state of Illinois have experienced significant additional competitive pressures from video gaming terminals that have rapidly expanded in the state. We believe all these factors precluded the Company from concluding all renewal periods are reasonably assured to be exercised in the Casino Queen Master Lease.

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

The Company concluded it was not reasonably assured at lease inception that Caesars, Boyd or Bally's would elect to exercise all lease renewal options under the Caesars Master Lease, the Boyd Master Lease and the Bally's Master Lease as the earnings from these properties did not represent substantially all of the tenant's business at lease inception (and with respect to the Bally's Master Lease at each point when assets were added to the lease). The Company concluded that the lease term of the Amended and Restated Caesars Master Lease was its remaining initial lease term which was extended by 5 years when the Amended and Restated Caesars Master Lease became effective on July 23, 2020. The lease terms of the Boyd Master Lease and Bally's Master Lease are 10 years and 15 years, respectively, equal to the initial terms of such master leases.

The Belterra Park Lease, Morgantown Lease, Maryland Live! Lease, Horseshoe St. Louis Lease and Tropicana Las Vegas Lease are single property leases operated by large-multi-property operators and as such the Company concluded it was not reasonably assured at lease inception that the operator would elect to exercise any renewal options; as such, the lease term of these leases is equal to their initial terms. The Company also concluded that the lease term for the Pennsylvania Live! Master Lease was limited to its initial lease term given the relative size and geographic concentration of the properties in this lease.

Details of the Company's income from real estate for the three months ended March 31, 2023 was as follows (in thousands):

Three Months Ended March 31, 2023
Building base rent	$273,147
Land base rent	41,322
Percentage rent	17,887
Total cash income	$332,356
Straight-line rent adjustments	8,752
Ground rent in revenue	8,678
Accretion on financing receivables	5,444
Other rental revenue	(16)
Total income from real estate	$355,214

As of March 31, 2023, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2023 (remainder of year)	$900,391	$30,882	$10,181	$941,454
2024	1,152,256	62,283	13,577	1,228,116
2025	1,143,997	57,174	13,579	1,214,750
2026	1,086,110	49,922	12,756	1,148,788
2027	1,060,165	43,185	11,879	1,115,229
Thereafter	6,816,140	72,576	70,800	6,959,516
Total	$12,159,059	$316,022	$132,772	$12,607,853

The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. See Note 3 for the future contractual cash receipts to be received by the Company under its Investment in leases, financing receivables, net.

10.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreement as described in Note 11. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	261,791	247,531
Assumed conversion of restricted stock awards	129	120
Assumed conversion of performance-based restricted stock awards	752	390
Diluted weighted-average common shares outstanding	262,672	248,041

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$183,351	$119,268
Less: Net income allocated to participating securities	(90)	(58)
Net income for earnings per share purposes	$183,261	$119,210
Weighted-average common shares outstanding	261,791	247,531
Basic EPS	$0.70	$0.48

Calculation of diluted EPS:
Net income attributable to common shareholders	$183,351	$119,268
Diluted weighted-average common shares outstanding	262,672	248,041
Diluted EPS	$0.70	$0.48

Antidilutive securities excluded from the computation of diluted earnings per share	28	81

11.    Equity

Common stock issuance

On December 21, 2022, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $1.0 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2022 ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2022 ATM Program. The 2022 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2022 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.0 billion. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case proceeds may or may not be received or cash may be owed to the forward purchaser.

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. As of March 31, 2023, the Company had $1.0 billion remaining for issuance under the 2022 ATM Program.

In August 2022, the Company entered into a forward sale agreement under the Company's prior ATM program that was settled in February 2023 which resulted in the issuance of 1,284,556 common shares and net proceeds of $64.6 million.

Non-controlling interests

As partial consideration for the closing of the real property assets under the Bally's Master Lease that occurred on January 3, 2023, the Company's operating partnership issued 0.3 million newly-issued OP Units to affiliates of Bally's which were valued at $14.9 million. In the prior year, as partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of March 31, 2023, the Company holds a 97.2% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $7.4 million and $5.1 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three month periods ended March 31, 2023 and March 31, 2022, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2023 and 2022:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588

2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805

In addition, for the three months ended March 31, 2023 and 2022, dividend payments were made to GLPI restricted stock award holders in the amount of $0.3 million and $0.2 million, respectively. On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

12.    Stock-Based Compensation

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

As of March 31, 2023, there was $8.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 2.00 years. For the three months ended March 31, 2023, the Company recognized $4.3 million of compensation expense associated with these awards, compared to

$4.2 million for the three months ended March 31, 2022, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the three months ended March 31, 2023:

Number of Award Shares
Outstanding at December 31, 2022	247,051
Granted	240,291
Released	(186,247)
Canceled	—
Outstanding at March 31, 2023	301,095

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of March 31, 2023, there was $27.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.22 years.  For the three months ended March 31, 2023, the Company recognized $3.5 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.4 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2023:

Number of Performance-Based Award Shares
Outstanding at December 31, 2022	1,394,220
Granted	514,000
Released	(416,220)
Canceled	—
Outstanding at March 31, 2023	1,492,000

13.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for interest	$81,995	$57,076

Noncash Investing and Financing Activities

On January 3, 2023, as part of the consideration for the land and real estate assets of Bally's Biloxi and Bally's Tiverton, the Company issued approximately 0.3 million OP Units to affiliates of Bally's that were valued at $14.9 million for accounting purposes at closing. On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued approximately 3.0 million OP Units to affiliates of Cordish that were valued at $137.0 million for accounting purposes at closing and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables, net.

14.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Biloxi and Bally's Tiverton. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$321,155
Building and improvements	306,100
Total purchase price	$627,255

At closing, the Company was credited its previously funded $200 million deposit that was recorded in other assets at December 31, 2022 as well as a $9.0 million transaction fee that was recorded against the purchase price. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2024 for a purchase price of $771.0 million and additional annual rent of $58.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of PENN and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of PENN. On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off").
The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen Holding Company Inc. ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, L. P., the operating partnership ("GLP Capital").
During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the Tropicana Las Vegas Casino Hotel Resort, elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital and GLPI paid a special earnings and profit dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building.
As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton").
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2023, GLPI's portfolio consisted of interests in 59 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 2 gaming and related facilities operated by Casino Queen and the real property associated with 3 gaming and related facilities operated by Cordish. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 30.2 million square feet. As of March 31, 2023, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN Master Lease and Amended Penn Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the "Original PENN Master Lease"). The Original PENN Master Lease is a triple-net operating lease, the term of which expires on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's current properties. The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The transaction, including the creation of the new master lease, became effective on January 1, 2023.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended Penn Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original Penn Master Lease were added to a new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the new master lease (the "PENN 2023 Master Lease"). GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the PENN 2023 Master Lease and the Amended PENN Master Lease are substantially similar to the Original PENN Master Lease with the following key differences;

•The PENN 2023 Master Lease is cross-defaulted and co-terminus with the Amended PENN Master Lease.
•The rent for the PENN 2023 Master Lease is $232.2 million in base rent which is fixed with annual escalation of 1.50%, with the first escalation to occur for the lease year beginning on November 1, 2023.
•The rent for the Amended 2023 PENN Master Lease was adjusted to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. GLPI originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires on April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed the previously announced transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN for $250.0 million, exclusive of transaction fees and taxes and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park") whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate assets of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent to approximately $23.6 million and annual building base rent to approximately $62.1 million, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods, which conditions were satisfied on July 23, 2020.

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

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") which has an initial annual rent of $40 million and an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022, the Company completed the previously announced acquisition from Bally's of the land and real estate assets of Bally's three Black Hawk Casinos in Black Hawk, Colorado and Bally's Quad Cities Casino & Hotel in Rock Island, Illinois for $150 million in total consideration. These properties were added to the existing Bally's Master Lease and the initial rent for the lease was increased by $12.0 million on an annual basis.

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Hard Rock Hotel & Casino ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton") for $635.0 million in total consideration, inclusive of approximately $15 million in the form of OP units. These properties were added to the Bally's Master Lease. The initial annual rent for the lease was increased by $48.5 million on an annual basis. All rent in the Bally's Master Lease is subject to contractual escalations based on the Consumer Price Index ("CPI"), with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Condensed Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2024 for a purchase price of $771.0 million and additional rent of $58.8 million.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with initial annual rent of $10.5 million. All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $355.2 million and $266.8 million, respectively, for the three months ended March 31, 2023, compared to $315.0 million and $199.8 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:

•Total income from real estate increased by $40.2 million to $355.2 million for the three months ended March 31, 2023 compared to $315.0 million for the corresponding period in the prior year. Results for the three months ended March 31, 2023 benefited from our recent acquisitions which in the aggregate increased cash rental income by $25.8 million. The three months ended March 31, 2023 also benefited by $3.5 million compared to the corresponding period in the prior year from escalations on our leases. The Company had favorable variable rent resets of $1.2 million for the three months ended March 31, 2023 compared to the corresponding period in the prior year. The Company also recognized higher accretion of $1.7 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.2 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $0.9 million due primarily from the additions to the Bally's Master Lease.
•Total operating expenses decreased by $26.8 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year. This was primarily due to the change in the provision for credit losses, net. The three month period ended March 31, 2022 included a provision of $26.7 million which was driven primarily by the initial reserve established for the Pennsylvania Live! Master Lease which was originated on March 1, 2022. The three month period ended March 31, 2023 included a reversal of $5.7 million which was primarily attributable to improved performance at the properties underlying the Pennsylvania Live! Master Lease. The Company also had lower land rights and ground lease expense of $1.7 million for the three month period ended March 31, 2023 as the prior year included $2.7 million of accelerated land right amortization as the Company donated a portion of the land underlying a ground lease which was partially offset by the full quarter impact of a ground lease in the Pennsylvania Live! Master Lease as well as new ground leases acquired in the first quarter 2023 acquisition of the real property assets of Bally's Biloxi. Depreciation expense for the three months ended March 31, 2023 increased by $6.4 million compared to the corresponding period in the prior year due to our recent acquisitions that were added to the Bally's Master Lease as well as higher depreciation expense related to the building assets at the Company's Joliet and Aurora properties. In connection with the recent transaction with PENN, new facilities are being developed that will replace these existing locations. As a result, the Company decreased the useful life assumption of these two assets to reflect the expected opening date of the new projects. Finally, general and administrative expenses increased by $0.7 million which was attributable to higher transaction costs and stock based compensation charges.

•Other expenses decreased by $0.2 million for the three months ended March 31, 2023, due to higher interest income of $4.2 million because of higher variable market interest rates earned on our cash balances, which was partially offset by higher interest expense associated with the Company's increased borrowings that are primarily fixed in nature to fund our recent acquisitions and a debt extinguishment charge of $0.6 million associated with write-offs of deferred issuance costs associated with the $500 million senior unsecured note that was redeemed in the three months ended March 31, 2023.

•Net income increased by $67.0 million for the three months ended March 31, 2023, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three months ended March 31, 2023.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions in the past two years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties pursuant to three master leases and a single property lease and account for a significant portion of our revenue.

•The risks related to economic conditions, including recent stress in the banking sector, high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

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

The consolidated results of operations for the three months ended March 31, 2023 and 2022 are summarized below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Total revenues	$355,214	$314,966
Total operating expenses	88,365	115,170
Income from operations	266,849	199,796
Total other expenses	(77,661)	(77,900)
Income before income taxes	189,188	121,896
Income tax expense	518	204
Net income	$188,670	$121,692
Net income attributable to non-controlling interest in the Operating Partnership	(5,319)	(2,424)
Net income attributable to common shareholders	$183,351	$119,268

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; straight-line rent adjustments; losses on debt extinguishment; and (benefit) provision for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; losses on debt extinguishment; and (benefit) provision for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$188,670	$121,692
(Gains) or losses from dispositions of property, net of tax	—	(51)
Real estate depreciation	65,084	58,659
Funds from operations	$253,754	$180,300
Straight-line rent adjustments	(8,752)	(1,543)
Other depreciation	470	470
(Benefit) provision for credit losses, net	(5,653)	26,656
Amortization of land rights	3,290	5,990
Loss on debt extinguishment	556	—
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,501	2,771
Accretion on investment in leases, financing receivables	(5,444)	(3,725)
Non-cash adjustment to financing lease liabilities	109	124
Stock based compensation	7,807	7,600
Capital maintenance expenditures	(8)	(15)
Adjusted funds from operations	$248,630	$218,628
Interest, net	76,444	77,230
Income tax expense	518	204
Capital maintenance expenditures	8	15
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,501)	(2,771)
Adjusted EBITDA	$323,099	$293,306

Net income, FFO, AFFO and Adjusted EBITDA were $188.7 million, $253.8 million, $248.6 million, and $323.1 million for the three months ended March 31, 2023. This compares to net income, FFO, AFFO and Adjusted EBITDA of $121.7 million, $180.3 million, $218.6 million and $293.3 million for the corresponding period in the prior year. The increase in net income was primarily attributable to higher total revenues of $40.2 million and lower operating expenses of $26.8 million as compared to the corresponding period in the prior year.

The increase in FFO for the three months ended March 31, 2023 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above.

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2023	2022	Variance	Variance
Rental income	$317,968	$287,777	$30,191	10.5%
Interest income from real estate	37,246	27,189	10,057	37.0%
Total income from real estate	355,214	314,966	40,248	12.8%

Total income from real estate

•Total income from real estate increased by $40.2 million to $355.2 million for the three months ended March 31, 2023 compared to $315.0 million for the corresponding period in the prior year. Results for the three months ended March 31, 2023 benefited from our recent acquisitions which in the aggregate increased cash rental income by $25.8 million. The three months ended March 31, 2023 also benefited by $3.5 million compared to the corresponding period in the prior year from escalations on our leases. The Company had favorable variable rent resets of $1.2 million for the three months ended March 31, 2023 compared to the corresponding period in the prior year. The Company also recognized higher accretion of $1.7 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.2 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $0.9 million due primarily from the addition of the Bally's Master Lease.

Details of the Company's income from real estate for the three months ended March 31, 2023 was as follows (in thousands)

Three Months Ended March 31, 2023	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Amended PENN Master Lease	$52,049	$10,759	$7,685	$70,493	$(3,274)	$595	$—	$—	$67,814
PENN 2023 Master Lease	58,043	—	—	58,043	6,492	—	—	(16)	64,519
Amended Pinnacle Master Lease	59,095	17,814	7,164	84,073	1,858	2,005	—	—	87,936
PENN Morgantown Lease	—	773	—	773	—	—	—	—	773
Caesars Master Lease	15,824	5,932	—	21,756	2,394	378	—	—	24,528
Horseshoe St. Louis Lease	5,844	—	—	5,844	472	—	—	—	6,316
Boyd Master Lease	19,675	2,946	2,566	25,187	574	349	—	—	26,110
Boyd Belterra Lease	695	473	472	1,640	152	—	—	—	1,792
Bally's Master Lease	25,115	—	—	25,115	—	2,916	—	—	28,031
Maryland Live! Lease	18,750	—	—	18,750	—	2,113	3,287	—	24,150
Pennsylvania Live! Master Lease	12,500	—	—	12,500	—	322	2,157	—	14,979
Casino Queen Master Lease	5,557	—	—	5,557	84	—	—	—	5,641
Tropicana Las Vegas Lease	—	2,625	—	2,625	—	—	—	—	2,625
Total	$273,147	$41,322	$17,887	$332,356	$8,752	$8,678	$5,444	$(16)	$355,214

Three Months Ended March 31, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Original PENN Master Lease (1)	$71,249	$23,492	$23,637	$118,378	$2,232	$678	$—	$—	$121,288
Amended Pinnacle Master Lease	57,936	17,814	6,695	82,445	(4,837)	1,872	—	—	79,480
PENN Meadows Lease (1)	3,953	—	2,261	6,214	572	—	—	134	6,920
PENN Morgantown	—	762	—	762	—	—	—	—	762
PENN Perryville Lease (1)	1,457	486	—	1,943	60	—	—	—	2,003
Caesars Master Lease	15,629	5,932	—	21,561	2,589	378	—	—	24,528
Horseshoe St. Louis Lease	5,772	—	—	5,772	544	—	—	—	6,316
Boyd Master Lease	19,289	2,946	2,461	24,696	574	432	—	—	25,702
Boyd Belterra Lease	682	473	454	1,609	(303)	—	—	—	1,306
Bally's Master Lease	10,000	—	—	10,000	—	2,178	—	—	12,178
Maryland Live! Lease	18,750	—	—	18,750	—	2,094	3,059	—	23,903
Pennsylvania Live! Master Lease	4,167	—	—	4,167	—	106	666	—	4,939
Casino Queen Master Lease	5,529	—	—	5,529	112	—	—	—	5,641
Total	$214,413	$51,905	$35,508	$301,826	$1,543	$7,738	$3,725	$134	$314,966

(1) As previously discussed, these three leases were amended and or terminated effective January 1, 2023 with the underlying real estate assets placed into the PENN 2023 Master Lease.

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

Operating expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	$12,014	$13,704	$(1,690)	(12.3)%
General and administrative	16,450	15,732	718	4.6%
Gains from dispositions	—	(51)	51	(100.0)%
Depreciation	65,554	59,129	6,425	10.9%
Provision for credit losses	(5,653)	26,656	(32,309)	(121.2)%
Total operating expenses	$88,365	$115,170	$(26,805)	(23.3)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $1.7 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease is the result of a $2.7 million accelerated write-off due to a partial donation of leased land which occurred during the three month period ended March 31, 2022. Partially offsetting this decrease was the full quarter impact of a ground lease in the Pennsylvania Live! Master Lease as well as new ground leases acquired in the first quarter 2023 acquisition of the real property assets of Bally's Biloxi.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $0.7 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year. The reason for the decline for the three months ended March 31, 2023 was primarily due to increased transaction costs and higher stock based compensation expense.

Depreciation

Depreciation expense increased by $6.4 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year due to the Company's additions to the Bally's Master Lease as well as higher depreciation expense due to shortening the useful life assumptions at our properties at Joliet and Aurora as mentioned previously.

(Benefit) Provision for credit losses

The Company recorded a benefit for credit losses of $5.7 million for the three months ended March 31, 2023. As described in Note 4, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net.

During the three months ended March 31, 2023, the underlying casino operations in the Pennsylvania Live! Master Lease outperformed the budgeted expectations that were utilized in the reserve calculation at December 31, 2022. This resulted in an improved rent coverage ratio in its reserve calculation which led to a reduction in the Pennsylvania Live! Master Lease reserve at March 31, 2023 compared to its balance at December 31, 2022. This was the primary reason for the reduction in reserves at March 31, 2023 compared to December 31, 2022.

During the three months ended March 31, 2022, the Company recorded provisions of $26.7 million on the Investment in leases, financing receivables, net, which was primarily for the initial recognition of reserves for the Pennsylvania Live! Master Lease as the lease was originated on March 1, 2022.

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
Other income (expenses)

Other income (expenses) for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(81,360)	$(77,922)	$(3,438)	4.4%
Interest income	4,255	22	4,233	19,240.9%
Losses on debt extinguishment	(556)	—	(556)	N/A
Total other expenses	$(77,661)	$(77,900)	$239	(0.3)%

Interest expense

Interest expense increased by $3.4 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $4.2 million for the three months ended March 31, 2023 as compared to the corresponding period in the prior year due to higher market interest rates earned on cash deposits.

Losses on debt extinguishment

The Company redeemed its $500 million, 5.375% Senior Notes that were scheduled to mature in November 2023 during the three months ended March 31, 2023. In connection with this transaction the Company wrote-off deferred issuance costs of $0.6 million.

Net income attributable to noncontrolling interest in the Operating Partnership

As partial consideration for the acquisition of certain real estate assets, the Company's operating partnership issued OP Units to affiliates of Cordish and Bally's. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. The operating partnership is a variable interest entity ("VIE") in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheets and allocates the proportion of net income to the noncontrolling interests on the Condensed Consolidated Statements of Income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $241.2 million and $233.2 million during the three months ended March 31, 2023 and 2022, respectively. The increase in net cash provided by operating activities of $8.0 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $30.4 million along with a decrease in cash paid to employees of $0.3 million partially offset by increases in amounts paid for operating expenses of $2.0 million and in cash paid for interest of $24.9 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions as well as escalations and favorable variable rent resets on our tenant leases.

Investing activities used cash of $422.1 million and $131.4 million during the three months ended March 31, 2023 and 2022, respectively.  Net cash used in investing activities during the three months ended March 31, 2023 consisted primarily of $412.3 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, and capital expenditures of $9.8 million. The net cash used in investing activities for the three months ended March 31, 2022 consisted primarily of $129.0 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables and capital expenditures of $2.4 million.

Financing activities used cash of $51.4 million and $670.3 million during the three months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities during the three months ended March 31, 2023 was driven by the repayment of long term debt of $500.0 million, dividend payments of $254.8 million, non-controlling interest distributions of $7.4 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million which were partially offset by proceeds from the issuance of long term debt, net of costs, of $660.0 million and proceeds from the issuance of common stock, net of costs, totaling $64.3 million. Cash used in financing activities during the three months ended March 31, 2022 was driven primarily by the repayment of long term debt of $422.9 million relating to the acquisition of the real estate assets contained with the Pennsylvania Live! Master Lease, dividend payments of $230.4 million, noncontrolling interest distributions of $5.1 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million.

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

During the three months ended March 31, 2023 and 2022, we spent approximately $9.8 million and $2.4 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a land side development project at Hollywood Casino Baton Rouge.

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

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI.

On September 2, 2022, GLP Capital entered into an amendment to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by such amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

Loans under the Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under the Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility under the Amended Credit Agreement. GLP Capital is required to prepay the loans under the Bridge Revolving Facility with 100% of the net cash proceeds from the issuance of Alternative Acquisition Debt that is received by GLPI, GLP Capital or any of their subsidiaries (other than any term loans under the Term Loan Credit Agreement and any loans under the Bridge Revolving Facility). Any outstanding commitments under the Bridge Revolving Facility that have not been borrowed by December 31, 2024 are automatically re-allocated to the existing revolving facility under the Amended Credit Agreement.

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

At March 31, 2023, $60.0 million was outstanding under the Amended Credit Agreement. Additionally, at March 31, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,689.6 million of available borrowing capacity under the Amended Credit Agreement as of March 31, 2023.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At March 31, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At March 31, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

On January 13, 2023, the Company announced that it called for redemption all of the $500 million, 5.375% Senior Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for $507.5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption Date, incurring a loss on the early extinguishment of debt of $0.6 million, primarily related to debt issuance write-offs. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of a forward sale agreement that occurred in February 2023 which resulted in the issuance of 1,284,556 shares which raised net proceeds of $64.6 million.
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
At March 31, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Revolver and potential sales of common shares, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program), issuance of additional operating partnership units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,335.5 million at March 31, 2023. Furthermore, $5,675.0 million of our obligations at March 31, 2023 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately one year to nine years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2023 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at March 31, 2023.

	4/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	Thereafter	Total	Fair Value at 3/31/2023
	(in thousands)
Long-term debt:
Fixed rate	$—	$400,000	$850,000	$975,000	$—	$3,450,000	$5,675,000	$5,233,495
Average interest rate		3.35%	5.25%	5.38%	—%	4.36%

Variable rate	$—	$—	$—	$60,000	$600,000	$—	$660,000	$660,000
Average interest rate				4.30%	4.38%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
10.1
Amended and Restated Master Lease, dated February 21, 2023, by and among GLP Capital, L.P. and Penn Tenant, LLC (Incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.2
Master Lease, dated February 21, 2023, by and among GLP Capital, L.P., Penn Tenant LLC, Penn Cecil Maryland, LLC, and PNK Development 33, LLC (Incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.3
Fifth Amendment to the Master Lease, dated January 14, 2022, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K filed on February 23, 2023).

22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 27, 2023	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)