Form 10-Q
period 2023-06-30
Gaming & Leisure Properties, Inc.
filed 2023-07-27
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 21, 2023
Common Stock, par value $.01 per share	262,640,178

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

•the current and uncertain future impact of the coronavirus COVID-19 outbreak or a new pandemic, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could continue to impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$8,238,398	$7,707,935
Investment in leases, financing receivables, net	1,891,789	1,903,195
Right-of-use assets and land rights, net	844,627	834,067
Cash and cash equivalents	9,450	239,083
Other assets	47,673	246,106
Total assets	$11,031,937	$10,930,386

Liabilities
Accounts payable and accrued expenses	$5,084	$6,561
Accrued interest	80,651	82,297
Accrued salaries and wages	3,795	6,742
Operating lease liabilities	199,060	181,965
Financing lease liabilities	54,017	53,792
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,248,838	6,128,468
Deferred rental revenue	307,271	324,774
Other liabilities	30,347	27,691
Total liabilities	6,929,063	6,812,290

Commitments and Contingencies (Note 8)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 262,640,178 and 260,727,030 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	2,626	2,607
Additional paid-in capital	5,651,612	5,573,567
Accumulated deficit	(1,903,326)	(1,798,216)
Total equity attributable to Gaming and Leisure Properties	3,750,912	3,777,958
Noncontrolling interests in GLPI's Operating Partnership (7,653,326 units and 7,366,683 units outstanding at June 30, 2023 and December 31, 2022, respectively)	351,962	340,138
Total equity	4,102,874	4,118,096
Total liabilities and equity	$11,031,937	$10,930,386

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$319,236	$289,574	$637,204	$577,351
Interest income from investment in leases, financing receivables	37,353	36,939	74,599	64,128
Total income from real estate	356,589	326,513	711,803	641,479

Operating expenses
Land rights and ground lease expense	11,892	11,720	23,906	25,424
General and administrative	12,639	12,212	29,089	27,944
Losses (gains) from dispositions of property	—	—	—	(51)
Impairment charge on land	—	3,298	—	3,298
Depreciation	65,731	59,964	131,285	119,093
Provision (benefit) for credit losses, net	28,052	2,222	22,399	28,878
Total operating expenses	118,314	89,416	206,679	204,586
Income from operations	238,275	237,097	505,124	436,893

Other income (expenses)
Interest expense	(79,371)	(78,257)	(160,731)	(156,179)
Interest income	1,273	102	5,528	124
Losses on debt extinguishment	—	(2,189)	(556)	(2,189)
Total other expenses	(78,098)	(80,344)	(155,759)	(158,244)

Income before income taxes	160,177	156,753	349,365	278,649
Income tax expense	40	966	558	1,170
Net income	$160,137	$155,787	$348,807	$277,479
Net income attributable to non-controlling interest in the Operating Partnership	(4,507)	(4,473)	(9,826)	(6,897)
Net income attributable to common shareholders	$155,630	$151,314	$338,981	$270,582

Earnings per common share:
Basic earnings attributable to common shareholders	$0.59	$0.61	$1.29	$1.09
Diluted earnings attributable to common shareholders	$0.59	$0.61	$1.29	$1.09

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income	—	—	—	183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191
Issuance of common stock, net of costs	284,453	2	14,353	—	—	14,355
Restricted stock activity	—	—	5,013	—	—	5,013
Dividends paid ( $0.72 per common share)	—	—	—	(189,313)	—	(189,313)
Distributions to non-controlling interest	—	—	—	—	(5,509)	(5,509)
Net income	—	—	—	155,630	4,507	160,137
Balance, June 30, 2023	262,640,178	$2,626	$5,651,612	$(1,903,326)	$351,962	$4,102,874

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(5,083)	(5,083)
Net income	—	—	—	119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485
Issuance of common stock, net of costs	—	—	—	—	—	—
Restricted stock activity	—	—	4,308	—	—	4,308
Dividends paid ( $0.705 per common share)	—	—	—	(174,724)	—	(174,724)
Distributions to non-controlling interest	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	151,314	4,473	155,787
Balance, June 30, 2022	247,544,343	$2,475	$4,953,946	$(1,846,549)	$338,790	$3,448,662

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Six months ended June 30,	2023	2022

Operating activities
Net income	$348,807	$277,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,864	128,373
Amortization of debt issuance costs, bond premiums and original issuance discounts	4,906	5,250
Accretion on financing receivables	(10,993)	(8,865)
Non-cash adjustment to financing lease liabilities	225	239
Gains from dispositions of property	—	(51)
Stock-based compensation	12,820	11,908
Straight-line rent adjustments	(17,503)	1,523
Impairment charge on land	—	3,298
Losses on debt extinguishment	556	2,189
Provision for credit losses, net	22,399	28,878
(Increase), decrease
Other assets	(3,905)	9,231
Increase, (decrease)
Accounts payable and accrued expenses	(123)	3,851
Accrued interest	(1,646)	13,250
Accrued salaries and wages	(2,947)	(3,231)
Other liabilities	2,656	(14,860)
Net cash provided by operating activities	493,116	458,462
Investing activities
Capital project expenditures	(26,860)	(9,918)
Capital maintenance expenditures	(8)	(36)
Proceeds from sales of property, net of costs	—	51
Investment in leases, financing receivables	—	(129,047)
Acquisition of real estate, net	(419,009)	(150,126)
Net cash used in investing activities	(445,877)	(289,076)
Financing activities
Dividends paid	(444,091)	(405,120)
Non-controlling interest distributions	(12,933)	(10,277)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(13,440)	(11,865)
Proceeds from issuance of common stock, net	78,684	(37)
Proceeds from issuance of long-term debt	675,000	424,000
Financing costs	(1)	(7,415)
Repayments of long-term debt	(560,074)	(876,981)
Costs paid on senior unsecured note redemption	(17)	—
Net cash used in financing activities	(276,872)	(887,695)
Net decrease in cash and cash equivalents	(229,633)	(718,309)
Cash and cash equivalents at beginning of period	239,083	724,595
Cash and cash equivalents at end of period	$9,450	$6,286

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company, Inc., ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, LP., the operating partnership of GLPI ("GLP Capital").

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2023, GLPI’s portfolio consisted of interests in 59 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 2 gaming and related facilities operated by Casino Queen. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 30.2 million square feet. As of June 30, 2023, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars entered into an amendment to the Amended and Restated Caesars Master Lease (as amended, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land base rent was increased.

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

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022 and January 3, 2023, the Company completed additional acquisitions of various land and real estate assets of Bally's casinos, namely Bally's Biloxi, Bally's Tiverton, Bally's Black Hawk and Bally's Quad Cities. These properties were added to the existing Bally's Master Lease with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Condensed Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $771.0 million and additional rent of $58.8 million.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

On May 13, 2023 the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball (“MLB”) team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium (including, without limitation, a food, beverage and retail entrance plaza and structured parking). The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, the approval of the MLB owners to relocate the Team on or before December 1, 2023, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. On the opening date and on each anniversary thereafter rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5%for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company anticipates the current landside development project will be completed in late August 2023 and the rent under the Casino Queen Master Lease will be adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs which are anticipated to approximate $78 million. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2022 financial information has been derived from the Company’s audited consolidated financial statements.

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

	June 30, 2023	December 31, 2022
	(in thousands)
Minimum lease payments receivable	$6,612,922	$6,676,528
Estimated residual values of lease property (unguaranteed)	940,885	940,885
Total	7,553,807	7,617,413
Less: Unearned income	(5,620,495)	(5,695,094)
Less: Allowance for credit losses	(41,523)	(19,124)
Investment in leases - financing receivables, net	$1,891,789	$1,903,195

The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2023 was $1,880.5 million and $52.8 million compared to $1,871.5 million and $50.8 million at December 31, 2022.

At June 30, 2023, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2023 (remainder of year)	$63,616
2024	129,286
2025	131,532
2026	133,816
2027	136,141
Thereafter	6,018,531
Total	$6,612,922
The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases, financing receivables, net. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment in lease balance.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our Investment in leases financing receivables, net. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the leases and real estate loans. The PD and LGD estimates for the lease term were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's financing receivables and real estate loans. Management will monitor the credit risk related to its financing receivable by obtaining the rent coverage on the lease on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of June 30, 2023 and December 31, 2022.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2022	$4,095	$15,029	$19,124
Change in allowance	(881)	(4,772)	(5,653)
Ending balance at March 31, 2023	$3,214	$10,257	$13,471
Change in allowance	8,142	19,910	28,052
Ending balance at June 30, 2023	$11,356	$30,167	$41,523

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Change in allowance	(5,621)	32,277	26,656
Ending balance at March 31, 2022	$6,605	$32,277	$38,882
Change in allowance	1,783	439	2,222
Ending balance at June 30, 2022	$8,388	$32,716	$41,104

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of June 30, 2023 (in thousands):

	Origination year
	2022	2021	Total
Investment in leases, financing receivables	$700,216	$1,233,096	$1,933,312
Allowance for credit losses	(30,167)	(11,356)	(41,523)
Amortized cost basis at June 30, 2023	$670,049	$1,221,740	$1,891,789

Allowance as a percentage of outstanding financing receivable	(4.31)%	(0.92)%	(2.15)%

During the three months ended June 30, 2023, a significant provision for credit losses was recorded on both the Maryland Live! Lease and Pennsylvania Live! Master Lease as the result of a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of June 30, 2023 declined and are anticipated to remain at depressed levels for several quarters based on the third party economic forecast the Company's utilizes to calculate its reserve for credit losses.

During the six months ended June 30, 2022, the Company recorded a provision for credit losses, net of $28.9 million This was primarily due to an initial allowance for credit losses of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. This was partially offset by a benefit recorded on the Maryland Live! Lease due to improved performance at that facility compared to previous expectations. This resulted in an improved rent coverage ratio in the Company's reserve calculation which led to a reduction in the Maryland Live! Lease reserve at June 30, 2022 compared to December 31, 2021.

The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease. Future changes in economic probability factors, changes in the estimated value of our real estate property leased to Cordish and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

4.    Real Estate Investments

Real estate investments, net, represents investments in 59 rental properties and the corporate headquarters building and is summarized as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Land and improvements	$3,516,982	$3,189,141
Building and improvements	6,713,460	6,407,313
Construction in progress	56,378	29,564
Total real estate investments	10,286,820	9,626,018
Less accumulated depreciation	(2,048,422)	(1,918,083)
Real estate investments, net	$8,238,398	$7,707,935

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	June 30, 2023	December 31, 2022
Right-of use assets - operating leases	$198,382	$181,243
Land rights, net	646,245	652,824
Right-of-use assets and land rights, net	$844,627	$834,067

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Land rights	$727,796	$727,796
Less accumulated amortization	(81,551)	(74,972)
Land rights, net	$646,245	$652,824

As of June 30, 2023, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$6,579
2024	13,159
2025	13,159
2026	13,159
2027	13,159
Thereafter	587,030
Total	$646,245

Operating Lease Liabilities

At June 30, 2023, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$7,407
2024	14,761
2025	14,708
2026	14,712
2027	14,241
Thereafter	657,607
Total lease payments	$723,436
Less: interest	(524,376)
Present value of lease liabilities	$199,060

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,744	$3,370	$7,518	$6,740
Variable lease cost	4,858	5,072	9,808	9,427
Amortization of land right assets	3,290	3,290	6,579	9,280
Total lease cost	$11,892	$11,732	$23,905	$25,447

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2023
Weighted average remaining lease term - operating leases	50.91 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$405	$404	$809	$809

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At June 30, 2023, payments under the Company's financing lease liabilities were as follows (in thousands):

2023 (remainder of year)	$1,116
2024	2,244
2025	2,267
2026	2,289
2027	2,313
Thereafter	302,058
Total lease payments	$312,287
Less: Interest	(258,270)
Present value of finance lease liability	$54,017

6.    Long-term Debt

Long-term debt is as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Unsecured $1,750 million revolver	$15,000	$—
Term Loan Credit Facility due September 2027	600,000	—
$500 million 5.375% senior unsecured notes due November 2023	—	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
Other	509	583
Total long-term debt	6,290,509	6,175,583
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(41,671)	(47,115)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,248,838	$6,128,468

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2023 (in thousands):

2023 (remainder of year)	$75
2024	400,156
2025	850,164
2026	990,114
2027	600,000
Over 5 years	3,450,000
Total minimum payments	$6,290,509

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

At June 30, 2023, $15.0 million was outstanding under the Amended Credit Agreement. Additionally, at June 30, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,734.6 million of available borrowing capacity under the Amended Credit Agreement as of June 30, 2023.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At June 30, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At June 30, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At June 30, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,450	$9,450	$239,083	$239,083
Investment in leases, financing receivables, net	1,891,789	1,850,396	1,903,195	1,900,971
Deferred compensation plan assets	30,879	30,879	27,387	27,387
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loan Credit Facility	615,000	615,000	—	—
Senior Notes	5,675,000	5,238,668	6,175,000	5,715,963

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the six months ended June 30, 2022, the Company entered into an agreement to sell excess land for approximately $3.5 million (that we determined is a level 2 input), which had a carrying amount of $6.8 million and, as such, the Company recorded an impairment charge for the three months ended June 30, 2022. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2023 and 2022.

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

See Note 1 for a discussion on the potential future funding commitments the Company may have in connection with the possible future transaction with Bally's and the Athletics at the Tropicana Site.

9.    Revenue Recognition

Revenues from Real Estate

As of June 30, 2023, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Second Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 2 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, and Bally's under the Tropicana Las Vegas Lease.

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

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under PENN's gaming facility and the initial rent on the opening date and on each anniversary thereafter shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years, and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Hollywood Casino Morgantown opened on December 22, 2021.

The initial rent under the Casino Queen Master Lease increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. The Company will also complete the current landside development project that is anticipated to open in late August 2023 and rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% on GLPI's project costs which are anticipated to approximate $78 million.

The Bally's Master Lease became effective on June 3, 2021 with the annual rent subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. On April 1, 2022 and January 3, 2023, the Company completed additional acquisitions from Bally's of various land and real estate assets of Bally's casinos. These properties were added to the existing Bally's Master Lease with annual rent increases subject to the escalation clauses described above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective. Annual rent increases by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 and annual rent increases by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 3 for the further information including the future annual cash payments to be received under these leases.

On September 26, 2022, the Tropicana Las Vegas Lease became effective. Commencing on the first anniversary and on each anniversary thereafter, if the CPI increase is at least 0.5% for any lease year, the rent shall increase by the greater of 1% of the rent in effect for the preceding lease year and the CPI increase, capped at 2%. If the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

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

Details of the Company's income from real estate for the three and six months ended June 30, 2023 was as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Building base rent	$274,629	$547,776
Land base rent	41,323	82,645
Percentage rent	17,852	35,739
Total cash income	$333,804	$666,160
Straight-line rent adjustments	8,751	17,503
Ground rent in revenue	8,549	17,227
Accretion on financing receivables	5,549	10,993
Other rental revenue	(64)	(80)
Total income from real estate	$356,589	$711,803

As of June 30, 2023, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2023 (remainder of year)	$602,911	$22,131	$6,598	$631,640
2024	1,160,644	62,283	13,197	1,236,124
2025	1,152,385	57,174	13,198	1,222,757
2026	1,093,412	49,922	12,374	1,155,708
2027	1,066,923	43,185	11,498	1,121,606
Thereafter	6,848,991	72,576	67,559	6,989,126
Total	$11,925,266	$307,271	$124,424	$12,356,961

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

10.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreement. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	262,490	247,544	262,142	247,538
Assumed conversion of restricted stock awards	147	144	138	131
Assumed conversion of performance-based restricted stock awards	763	673	749	653
Diluted weighted-average common shares outstanding	263,400	248,361	263,029	248,322

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$155,630	$151,314	$338,981	$270,582
Less: Net income allocated to participating securities	(87)	(88)	(178)	(143)
Net income for earnings per share purposes	$155,543	$151,226	$338,803	$270,439
Weighted-average common shares outstanding	262,490	247,544	262,142	247,538
Basic EPS	$0.59	$0.61	$1.29	$1.09

Calculation of diluted EPS:
Net income attributable to common shareholders	$155,630	$151,314	$338,981	$270,582
Diluted weighted-average common shares outstanding	263,400	248,361	263,029	248,322
Diluted EPS	$0.59	$0.61	$1.29	$1.09

Antidilutive securities excluded from the computation of diluted earnings per share	111	43	116	58

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the six months ended June 30, 2023, the Company sold 0.3 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $14.1 million. As of June 30, 2023, the Company had $985.5 million remaining for issuance under the 2022 ATM Program.

In August 2022, the Company entered into a forward sale agreement under the Company's prior ATM program that was settled in February 2023 which resulted in the issuance of 1,284,556 common shares and net proceeds of $64.6 million.

Non-controlling interests

As partial consideration for the closing of the real property assets under the Bally's Master Lease that occurred on January 3, 2023, the Company's operating partnership issued 286,643 newly-issued OP Units to affiliates of Bally's which were valued at $14.9 million. In the prior year, as partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of June 30, 2023, the Company holds a 97.2% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $5.5 million and $12.9 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2023, respectively. The Company paid $5.2 million and $10.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2022.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2023 and 2022:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095

2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519

In addition, for the three and six months ended June 30, 2023, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.5 million, respectively. In addition, for the three and six months ended June 30, 2022, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million, respectively. On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

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

As of June 30, 2023, there was $7.0 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.85 years. For the three and six months ended June 30, 2023, the Company recognized $1.4 million and $5.7 million of compensation expense associated with these awards, compared to $1.3 million and $5.5 million for the three and six months ended June 30, 2022, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the six months ended June 30, 2023:

Number of Award Shares
Outstanding at December 31, 2022	247,051
Granted	240,291
Released	(186,247)
Outstanding at June 30, 2023	301,095

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of June 30, 2023, there was $23.5 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.02 years.  For the three and six months ended June 30, 2023, the Company recognized $3.6 million and $7.1 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.0 million and $6.4 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2023:

Number of Performance-Based Award Shares
Outstanding at December 31, 2022	1,394,220
Granted	514,000
Released	(416,220)
Canceled	—
Outstanding at June 30, 2023	1,492,000

13.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,086	$7,179	$979	$7,179
Cash paid for interest	$74,093	$79,215	$156,088	$136,291

Noncash Investing and Financing Activities

On January 3, 2023, as part of the consideration for the land and real estate assets of Bally's Biloxi and Bally's Tiverton, the Company issued 286,643 OP Units to affiliates of Bally's that were valued at $14.9 million for accounting purposes at closing. On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued 3,017,909 OP Units to affiliates of Cordish that were valued at $137.0 million for accounting purposes at closing and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables, net.

14.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the land and real estate assets of Bally's Biloxi and Bally's Tiverton. The properties were added to the Bally's Master Lease and annual rent was increased by $48.5 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$321,155
Building and improvements	306,100
Total purchase price	$627,255

At closing, the Company was credited its previously funded $200 million deposit that was recorded in other assets at December 31, 2022 as well as a $9.0 million transaction fee that was recorded against the purchase price. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2026 for a purchase price of $771.0 million and additional annual rent of $58.8 million.

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
The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company, Inc., ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, as a result of the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital, L. P., the operating partnership ("GLP Capital").
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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2023, GLPI's portfolio consisted of interests in 59 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 2 gaming and related facilities operated by Casino Queen and the real property associated with 3 gaming and related facilities operated by Cordish. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 30.2 million square feet. As of June 30, 2023, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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
.
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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Tropicana Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods, which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars entered into an amendment to the Amended and Restated Caesars Master Lease (as amended, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and annual land base rent was increased.

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

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022 and January 3, 2023, the Company completed additional acquisitions from Bally's of various land and real estate assets of Bally's casinos, namely Bally's Biloxi, Bally's Tiverton, Bally's Black Hawk and Bally's Quad Cities. These properties were added to the existing Bally's Master Lease with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, it also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022 and recorded in Other assets on the Condensed Consolidated Balance Sheet at December 31, 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort prior to December 31, 2026 for a purchase price of $771.0 million and additional rent of $58.8 million.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

On May 13, 2023 the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball (“MLB”) team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium (including, without limitation, a food, beverage and retail entrance plaza and structured parking). The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, the approval of the MLB owners to relocate the Team on or before December 1, 2023, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease
On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. On the opening date and on each anniversary thereafter rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company will complete the current landside development project that is in process which is expected to be completed in late August 2023 and the rent under the Casino Queen Master Lease will be adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs which are anticipated to approximate $78 million. The Company will also have a right of first refusal with Casino Queen for other sale leaseback transactions up to $50 million until December 2023.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $356.6 million and $238.3 million, respectively, for the three months ended June 30, 2023, compared to $326.5 million and $237.1 million, respectively, for the corresponding period in the prior year. For the six months ended June 30, 2023, we reported total revenues and income from operations of $711.8 million and $505.1 million, respectively, compared to $641.5 million and $436.9 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, were as follows:

•Total income from real estate increased by $30.1 million to $356.6 million for the three months ended June 30, 2023 compared to $326.5 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $14.8 million for the three months ended June 30, 2023. Additionally, the three months ended June 30, 2023 benefited by $3.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $0.4 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $11.8 million compared to the corresponding period in the prior year. The Company had higher ground rent income of $0.3 million due primarily from the additions to the Bally's Master Lease. Finally, the Company had unfavorable variable rents of $0.7 million for the three months ended June 30, 2023 compared to the corresponding period in the prior year.

•Total income from real estate increased by $70.3 million for the six months ended June 30, 2023 compared to the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $40.6 million for the six months ended June 30, 2023. Additionally, the six months ended June 30, 2023 benefited by $7.3 million compared to the corresponding period in the prior year from escalations on our leases. The Company had favorable variable rent of $0.4 million for the six months ended June 30, 2023 compared to the corresponding period in the prior year. The Company also recognized higher accretion of $2.1 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $19.0 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $1.2 million due primarily from the additions to the Bally's Master Lease.
•Total operating expenses increased by $28.9 million for the three months ended June 30, 2023 as compared to the corresponding period in the prior year. This was primarily due to the change in the provision for credit losses, net, which increased by $25.8 million during the three months ended June 30, 2023 to $28.1 million. The provision increase was the result of a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of June 30, 2023, declined and are anticipated to remain at depressed levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve. Depreciation expense for the three months ended June 30, 2023 increased by $5.8 million compared to the corresponding period in the prior year due to our recent acquisitions that were added to the Bally's Master Lease as well as higher depreciation expense related to the building assets at the Company's Joliet and Aurora properties. In connection with the recent transaction with PENN, new facilities are expected to be developed that would replace these existing locations. As a result, the Company decreased the useful life assumption of these two assets to reflect the expected opening date of the new projects. Partially offsetting these increases was an impairment charge of $3.3 million for the three months ended June 30, 2022 that was related to an agreement to sell excess land at a price less than its carrying value.

•Total operating expenses increased by $2.1 million for the six months ended June 30, 2023 as compared to the corresponding period in the prior year. Depreciation expense for the six months ended June 30, 2023 increased by $12.2 million compared to the corresponding period in the prior year due to our recent acquisitions that were added to the Bally's Master Lease as well as higher depreciation expense related to the building assets at the Company's Joliet and Aurora properties. In connection with the recent transaction with PENN, new facilities are expected to be developed that would replace these existing locations. As a result, the Company decreased the useful life assumption of these two assets to reflect the expected opening date of the new projects. The provision for credit losses, net, decreased by $6.5 million for the six months ended June 30, 2023 as compared to the corresponding period in the prior year. The six months ended June 30, 2022 provision of $28.9 million was driven primarily by the initial reserve established for the Pennsylvania Live! Master Lease which was originated on March 1, 2022. Although the three months ended June 30, 2023 included a significant provision as explained above, the first quarter of 2023 included a benefit of $5.7 million which was primarily attributable to improved performance at the properties underlying the Pennsylvania Live! Master Lease. The Company also had lower land rights and ground lease expense of $1.5 million for the six months ended June 30, 2023 as the prior year included $2.7 million of accelerated land right amortization as the Company donated a portion of the land underlying a ground lease which was partially offset by the full quarter impact of a ground lease in the Pennsylvania Live! Master Lease which became effective March 1, 2022, as well as new ground leases acquired in the first quarter 2023 acquisition of the real property assets of Bally's Biloxi. Finally, general and administrative expenses increased by $1.1 million which is primarily attributable to higher stock based compensation charges and the six months ended June 30, 2022 included an impairment charge of $3.3 million related to an agreement to sell excess land at a price less than its carrying value.

•Other expenses decreased by $2.2 million and $2.5 million for the three and six months ended June 30, 2023, due to higher interest income of $1.2 million and $5.4 million because of higher variable market interest rates earned on our cash balances, which was partially offset by higher interest expense of $1.1 million and $4.6 million, respectively, associated with the Company's increased borrowings that are primarily fixed in nature to fund our recent acquisitions. Finally, debt extinguishment charges of $0.6 million were recorded during the six months ended June 30, 2023 compared with charges of $2.2 million for the three and six months ended June 30, 2022.

•Net income increased by $4.4 million and $71.3 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, primarily due to the variances explained above as well as changes in income tax expense resulting from provision to return adjustments recorded in the prior year.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2023.

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

The consolidated results of operations for the three and six months ended June 30, 2023 and 2022 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenues	$356,589	$326,513	$711,803	$641,479
Total operating expenses	118,314	89,416	206,679	204,586
Income from operations	238,275	237,097	505,124	436,893
Total other expenses	(78,098)	(80,344)	(155,759)	(158,244)
Income before income taxes	160,177	156,753	349,365	278,649
Income tax expense	40	966	558	1,170
Net income	$160,137	$155,787	$348,807	$277,479
Net income attributable to non-controlling interest in the Operating Partnership	(4,507)	(4,473)	(9,826)	(6,897)
Net income attributable to common shareholders	$155,630	$151,314	$338,981	$270,582

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; straight-line rent adjustments; losses on debt extinguishment; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; impairment charges; losses on debt extinguishment; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$160,137	$155,787	$348,807	$277,479
(Gains) or losses from dispositions of property, net of tax	—	—	—	(51)
Real estate depreciation	65,255	59,494	130,339	118,153
Funds from operations	$225,392	$215,281	$479,146	$395,581
Straight-line rent adjustments	(8,751)	3,066	(17,503)	1,523
Other depreciation	476	470	946	940
Provision (benefit) for credit losses, net	28,052	2,222	22,399	28,878
Amortization of land rights	3,289	3,290	6,579	9,280
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,405	2,479	4,906	5,250
Accretion on investment in leases, financing receivables	(5,549)	(5,140)	(10,993)	(8,865)
Non-cash adjustment to financing lease liabilities	116	115	225	239
Stock based compensation	5,013	4,308	12,820	11,908
Losses on debt extinguishment	—	2,189	556	2,189
Impairment charge on land	—	3,298	—	3,298
Capital maintenance expenditures	—	(21)	(8)	(36)
Adjusted funds from operations	$250,443	$231,557	$499,073	$450,185
Interest, net	77,428	77,490	153,872	154,720
Income tax expense	40	966	558	1,170
Capital maintenance expenditures	—	21	8	36
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,405)	(2,479)	(4,906)	(5,250)
Adjusted EBITDA	$325,506	$307,555	$648,605	$600,861

Net income, FFO, AFFO and Adjusted EBITDA were $160.1 million, $225.4 million, $250.4 million, and $325.5 million for the three months ended June 30, 2023. This compares to net income, FFO, AFFO and Adjusted EBITDA of $155.8 million, $215.3 million, $231.6 million and $307.6 million for the corresponding period in the prior year. The increase in net income was primarily attributable to the previously explained variances in total revenues which increased by $30.1 million, lower other expenses of $2.2 million, partially offset by higher operating expenses of $28.9 million as compared to the corresponding period in the prior year.

Net income, FFO, AFFO and Adjusted EBITDA were $348.8 million, $479.1 million, $499.1 million, and $648.6 million for the six months ended June 30, 2023. This compares to net income, FFO, AFFO and Adjusted EBITDA of $277.5 million, $395.6 million, $450.2 million and $600.9 million for the corresponding period in the prior year. The increase in net income was primarily attributable to the previously explained variances in total revenues which increased by $70.3 million and lower other expenses of $2.5 million, partially offset by higher operating expenses of $2.1 million as compared to the corresponding period in the prior year.
The increases in FFO for the three and six months ended June 30, 2023 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Rental income	$319,236	$289,574	$29,662	10.2%
Interest income from real estate	37,353	36,939	414	1.1%
Total income from real estate	356,589	326,513	30,076	9.2%

	Six Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Rental income	$637,204	$577,351	$59,853	10.4%
Interest income from real estate	74,599	64,128	10,471	16.3%
Total income from real estate	711,803	641,479	70,324	11.0%

Total income from real estate

•Total income from real estate increased by $30.1 million to $356.6 million for the three months ended June 30, 2023 compared to $326.5 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $14.8 million for the three months ended June 30, 2023. Additionally, the three months ended June 30, 2023 benefited by $3.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $0.4 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $11.8 million compared to the corresponding period in the prior year. The Company had higher ground rent income of $0.3 million due primarily from the additions to the Bally's Master Lease. Finally, the Company had unfavorable variable rent of $0.7 million for the three months ended June 30, 2023 compared to the corresponding period in the prior year. The Company anticipates that annual percentage rent will decline by approximately $5 million to $6 million and annual building base rent will increase by $4.2 million on the Amended Penn Master Lease effective November 1, 2023, resulting in an overall reduction in 2023 rental income of between $0.1 million to $0.3 million.

•Total income from real estate increased by $70.3 million for the six months ended June 30, 2023. The reason for the increase was due primarily to our recent acquisitions which in the aggregate increased cash rental income by $40.6 million for the six months ended June 30, 2023. Additionally, the six months ended June 30, 2023 benefited by $7.3 million compared to the corresponding period in the prior year from escalations on our leases. The Company had favorable variable rent of $0.4 million for the six months ended June 30, 2023 compared to the corresponding period in the prior year. The Company also recognized higher accretion of $2.1 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $19.0 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $1.2 million due primarily from the additions to the Bally's Master Lease.

Details of the Company's income from real estate for the three and six months ended June 30, 2023 was as follows (in thousands)

Three Months Ended June 30, 2023	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Amended PENN Master Lease	$52,048	$10,759	$7,651	$70,458	$(3,273)	$583	$—	$—	$67,768
PENN 2023 Master Lease	58,042	—	—	58,042	6,492	—	—	(64)	64,470
Amended Pinnacle Master Lease	59,883	17,814	7,164	84,861	1,858	2,020	—	—	88,739
PENN Morgantown Lease	—	772	—	772	—	—	—	—	772
Caesars Master Lease	15,824	5,932	—	21,756	2,394	378	—	—	24,528
Horseshoe St. Louis Lease	5,845	—	—	5,845	471	—	—	—	6,316
Boyd Master Lease	19,937	2,947	2,565	25,449	574	432	—	—	26,455
Boyd Belterra Lease	705	474	472	1,651	151	—	—	—	1,802
Bally's Master Lease	25,538	—	—	25,538	—	2,698	—	—	28,236
Maryland Live! Lease	18,750	—	—	18,750	—	2,127	3,345	—	24,222
Pennsylvania Live! Master Lease	12,500	—	—	12,500	—	311	2,204	—	15,015
Casino Queen Master Lease	5,557	—	—	5,557	84	—	—	—	5,641
Tropicana Las Vegas Lease	—	2,625	—	2,625	—	—	—	—	2,625
Total	$274,629	$41,323	$17,852	$333,804	$8,751	$8,549	$5,549	$(64)	$356,589

Six Months Ended June 30, 2023	Building base rent	Land base rent	Percentage rent	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
Amended PENN Master Lease	$104,097	$21,518	$15,336	$140,951	$(6,547)	$1,178	$—	$—	$135,582
PENN 2023 Master Lease	116,085	—	—	116,085	12,984	—	—	(80)	128,989
Amended Pinnacle Master Lease	118,978	35,628	14,328	168,934	3,716	4,025	—	—	176,675
PENN Morgantown Lease	—	1,545	—	1,545	—	—	—	—	1,545
Caesars Master Lease	31,648	11,864	—	43,512	4,788	756	—	—	49,056
Horseshoe St. Louis Lease	11,689	—	—	11,689	943	—	—	—	12,632
Boyd Master Lease	39,612	5,893	5,131	50,636	1,148	781	—	—	52,565
Boyd Belterra Lease	1,400	947	944	3,291	303	—	—	—	3,594
Bally's Master Lease	50,653	—	—	50,653	—	5,614	—	—	56,267
Maryland Live! Lease	37,500	—	—	37,500	—	4,240	6,632	—	48,372
Pennsylvania Live! Master Lease	25,000	—	—	25,000	—	633	4,361	—	29,994
Casino Queen Master Lease	11,114	—	—	11,114	168	—	—	—	11,282
Tropicana Las Vegas Lease	—	5,250	—	5,250	—	—	—	—	5,250
Total	$547,776	$82,645	$35,739	$666,160	$17,503	$17,227	$10,993	$(80)	$711,803

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

Operating expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	$11,892	$11,720	$172	1.5%
General and administrative	12,639	12,212	427	3.5%
Depreciation	65,731	59,964	5,767	9.6%
Provision for credit losses	28,052	2,222	25,830	1,162.5%
Total operating expenses	$118,314	$89,416	$28,898	32.3%

	Six Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	23,906	25,424	(1,518)	(6.0)%
General and administrative	29,089	27,944	1,145	4.1%
Gains from dispositions	—	(51)	51	(100.0)%
Depreciation	131,285	119,093	12,192	10.2%
Impairment charge on land	—	3,298	(3,298)	(100.0)
Provision for credit losses	22,399	28,878	(6,479)	(22.4)%
Total operating expenses	$206,679	$204,586	$2,093	1.0%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.2 million and decreased by $1.5 million for the three and six months ended June 30, 2023, as compared to the corresponding period in the prior year. The decrease for the six months ended June 30, 2023 is the result of a $2.7 million accelerated write-off due to a partial donation of leased land which occurred during the three month period ended March 31, 2022. Partially offsetting this decrease was the full quarter impact of a ground lease in the Pennsylvania Live! Master Lease that became effective on March 1, 2022 as well as new ground leases acquired in connection with the January 3, 2023 acquisition of the real property assets of Bally's Biloxi.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $0.4 million and $1.1 million for the three and six months ended June 30, 2023 as compared to the corresponding period in the prior year. The reason for the increases was primarily due to higher stock based compensation expense for the three and six months ended June 30, 2023 of $0.7 million and $0.9 million, respectively.

Impairment charge on land

During the three months ended June 30, 2022, the Company entered into an agreement to sell excess land and incurred a loss of $3.3 million as the anticipated proceeds that were received in the third quarter of 2022 were less than the carrying value of the asset.

Depreciation

Depreciation expense increased by $5.8 million and $12.2 million for the three and six months ended June 30, 2023 as compared to the corresponding period in the prior year due to the Company's additions to the Bally's Master Lease as well as higher depreciation expense due to shortening the useful life assumptions at our properties at Joliet and Aurora as mentioned previously.

Provision for credit losses

The Company recorded a provision for credit losses of $28.1 million for the three months ended June 30, 2023 compared to $2.2 million for the corresponding period in the prior year. As described in Note 4, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net.

The primary reason for the increased provision during the three months ended June 30, 2023, was a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which as of June 30, 2023 declined and are anticipated to remain at depressed levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve.

During the six months ended June 30, 2023, the Company recorded a provision of $22.4 million compared to $28.9 million for the corresponding period in the prior year. The six months ended June 30, 2023 included the aforementioned provisions recorded in the three month period ended June 30, 2023; however, the first quarter of 2023 included a benefit of $5.7 million which was primarily attributable to improved performance at the properties underlying the Pennsylvania Live! Master Lease. The six months ended June 30, 2022 included the initial reserve established for the Pennsylvania Live! Master Lease which was partially offset by reductions in reserve for the Maryland Live! Lease due to improved property performance.

The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease. Future changes in economic probability factors, changes in the estimated value of our real estate property leased to Cordish and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.
Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(79,371)	$(78,257)	$(1,114)	1.4%
Interest income	1,273	102	1,171	1,148.0%
Losses on debt extinguishment	—	(2,189)	2,189	N/A
Total other expenses	$(78,098)	$(80,344)	$2,246	(2.8)%

	Six Months Ended June 30,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(160,731)	$(156,179)	$(4,552)	2.9%
Interest income	5,528	124	5,404	4,358.1%
Losses on debt extinguishment	(556)	(2,189)	1,633	(74.6)%
Total other expenses	$(155,759)	$(158,244)	$2,485	(1.6)%

Interest expense

Interest expense increased by $1.1 million and $4.6 million for the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year. The increases were due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $1.2 million and $5.4 million for the three and six months ended June 30, 2023 as compared to the corresponding periods in the prior year due to higher market interest rates earned on cash deposits.

Losses on debt extinguishment

The Company redeemed its $500 million, 5.375% Senior Notes that were scheduled to mature in November 2023 during the six months ended June 30, 2023. In connection with this transaction the Company wrote-off deferred issuance costs of $0.6 million. During the three months ended June 30, 2022, the Company terminated its existing credit facility and entered into a new credit agreement which resulted in a debt extinguishment loss of $2.2 million.

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

Net cash provided by operating activities was $493.1 million and $458.5 million during the six months ended June 30, 2023 and 2022, respectively. The increase in net cash provided by operating activities of $34.7 million for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $48.0 million along with decreases in cash paid to employees and cash paid for taxes of $0.6 million and $6.2 million, respectively, and an increase in interest income of $5.4 million. This was partially offset by increases in amounts paid for operating expenses of $5.8 million and cash paid for interest of $19.8 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions as well as escalations.

Investing activities used cash of $445.9 million and $289.1 million during the six months ended June 30, 2023 and 2022, respectively.  Net cash used in investing activities during the six months ended June 30, 2023 consisted primarily of $419.0 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, and capital expenditures of $26.9 million. The net cash used in investing activities for the six months ended June 30, 2022 consisted primarily of $279.2 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables and capital expenditures of $10.0 million.

Financing activities used cash of $276.9 million and $887.7 million during the six months ended June 30, 2023 and 2022, respectively. Net cash used in financing activities during the six months ended June 30, 2023 was driven by the repayment of long term debt of $560.1 million, dividend payments of $444.1 million, non-controlling interest distributions of $12.9 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million which were partially offset by proceeds from the issuance of long term debt, net of costs, of $675.0 million and proceeds from the issuance of common stock, net of costs, totaling $78.7 million. Cash used in financing activities during the six months ended June 30, 2022 was driven primarily by the repayment of long term debt of $877.0 million relating to the acquisition of the real estate assets contained with the Pennsylvania Live! Master Lease, dividend payments of $405.1 million, noncontrolling interest distributions of $10.3 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million, partially offset by proceeds from the issuance of long term debt, net of costs, of $416.6 million.

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

During the six months ended June 30, 2023 and 2022, we spent approximately $26.9 million and $10.0 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a land side development project at Hollywood Casino Baton Rouge.

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

At June 30, 2023, $15.0 million was outstanding under the Amended Credit Agreement. Additionally, at June 30, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,734.6 million of available borrowing capacity under the Amended Credit Agreement as of June 30, 2023.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At June 30, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At June 30, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At June 30, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our "at the market" offering program relating to our common stock, issuance of additional operating partnership units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,290.5 million at June 30, 2023. Furthermore, $5,675.0 million of our obligations at June 30, 2023 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately one year to eight and a half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2023 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at June 30, 2023.

	7/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	Thereafter	Total	Fair Value at 6/30/2023
	(in thousands)
Long-term debt:
Fixed rate	$—	$400,000	$850,000	$975,000	$—	$3,450,000	$5,675,000	$5,238,668
Average interest rate		3.35%	5.25%	5.38%	—	4.36%

Variable rate	$—	$—	$—	$15,000	$600,000	$—	$615,000	$615,000
Average interest rate (1)				4.74%	4.66%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 27, 2023	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)