Form 10-Q
period 2023-09-30
Gaming & Leisure Properties, Inc.
filed 2023-10-26
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 18, 2023
Common Stock, par value $.01 per share	267,015,730

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

•the impact of stress in the banking sector, rising interest rates and elevated levels of inflation (which have been exacerbated by the armed conflict between Russia and Ukraine and may be further impacted by recent events in the Middle East);

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

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war (including the current conflict between Russia and Ukraine and recent conflicts in the Middle East) or political instability;

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate investments, net	$8,226,303	$7,707,935
Investment in leases, financing receivables, net	1,998,551	1,903,195
Real estate loans, net	39,291	—
Right-of-use assets and land rights, net	839,295	834,067
Cash and cash equivalents	81,149	239,083
Other assets	51,032	246,106
Total assets	$11,235,621	$10,930,386

Liabilities
Accounts payable and accrued expenses	$14,433	$6,561
Accrued interest	78,203	82,297
Accrued salaries and wages	5,525	6,742
Operating lease liabilities	197,373	181,965
Financing lease liabilities	54,139	53,792
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,246,206	6,128,468
Deferred rental revenue	298,329	324,774
Other liabilities	31,203	27,691
Total liabilities	6,925,411	6,812,290

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 267,015,730 and 260,727,030 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	2,670	2,607
Additional paid-in capital	5,867,491	5,573,567
Accumulated deficit	(1,911,623)	(1,798,216)
Total equity attributable to Gaming and Leisure Properties	3,958,538	3,777,958
Noncontrolling interests in GLPI's Operating Partnership (7,653,326 units and 7,366,683 units outstanding at September 30, 2023 and December 31, 2022, respectively)	351,672	340,138
Total equity	4,310,210	4,118,096
Total liabilities and equity	$11,235,621	$10,930,386

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$321,206	$296,779	$958,410	$874,130
Interest income from investment in leases, financing receivables	38,332	37,039	112,931	101,167
Interest income from real estate loans	22	—	22	—
Total income from real estate	359,560	333,818	1,071,363	975,297

Operating expenses
Land rights and ground lease expense	12,406	11,754	36,312	37,178
General and administrative	13,600	12,060	42,689	40,004
Gains from dispositions of property	(22)	(67,430)	(22)	(67,481)
Property transfer tax recovery and impairment charge	(2,187)	—	(2,187)	3,298
Depreciation	65,846	59,887	197,131	178,980
Provision (benefit) for credit losses, net	1,613	(19)	24,012	28,859
Total operating expenses	91,256	16,252	297,935	220,838
Income from operations	268,304	317,566	773,428	754,459

Other income (expenses)
Interest expense	(79,788)	(76,574)	(240,519)	(232,753)
Interest income	1,273	488	6,801	612
Losses on debt extinguishment	—	—	(556)	(2,189)
Total other expenses	(78,515)	(76,086)	(234,274)	(234,330)

Income before income taxes	189,789	241,480	539,154	520,129
Income tax expense	482	15,261	1,040	16,431
Net income	$189,307	$226,219	$538,114	$503,698
Net income attributable to non-controlling interest in the Operating Partnership	(5,297)	(6,265)	(15,123)	(13,162)
Net income attributable to common shareholders	$184,010	$219,954	$522,991	$490,536

Earnings per common share:
Basic earnings attributable to common shareholders	$0.70	$0.86	$1.99	$1.96
Diluted earnings attributable to common shareholders	$0.70	$0.85	$1.99	$1.95

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income	—	—	—	183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191
Issuance of common stock, net of costs	284,453	2	14,353	—	—	14,355
Restricted stock activity	—	—	5,013	—	—	5,013
Dividends paid ( $0.72 per common share)	—	—	—	(189,313)	—	(189,313)
Distributions to non-controlling interest	—	—	—	—	(5,509)	(5,509)
Net income	—	—	—	155,630	4,507	160,137
Balance, June 30, 2023	262,640,178	$2,626	$5,651,612	$(1,903,326)	$351,962	$4,102,874
Issuance of common stock, net of costs	4,371,624	44	210,743	—	—	210,787
Restricted stock activity	3,928	—	5,136	—	—	5,136
Dividends paid ($0.73 per common share)	—	—	—	(192,307)	—	(192,307)
Distributions to non-controlling interest	—	—	—	—	(5,587)	(5,587)
Net income	—	—	—	184,010	5,297	189,307
Balance, September 30, 2023	267,015,730	$2,670	$5,867,491	$(1,911,623)	$351,672	$4,310,210

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	$205,127	$3,390,140
Issuance of common stock, net of costs	—	—	(37)	—	—	(37)
Restricted stock activity	337,406	3	(4,268)	—	—	(4,265)
Dividends paid ($0.69 per common share)	—	—	—	(171,005)	—	(171,005)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(5,083)	(5,083)
Net income	—	—	—	119,268	2,424	121,692
Balance, March 31, 2022	247,544,343	$2,475	$4,949,638	$(1,823,139)	$339,511	$3,468,485
Restricted stock activity	—	—	4,308	—	—	4,308
Dividends paid ( $0.705 per common share)	—	—	—	(174,724)	—	(174,724)
Distributions to non-controlling interest	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	151,314	4,473	155,787
Balance, June 30, 2022	247,544,343	$2,475	$4,953,946	$(1,846,549)	$338,790	$3,448,662
Issuance of common stock, net of costs	9,969,723	100	455,033	—	—	455,133
Restricted stock activity	2,859	—	4,277			4,277
Dividends paid ( $0.705 per common share)	—	—	—	(181,751)	—	(181,751)
Distributions to non-controlling interest	—	—	—	—	(5,193)	(5,193)
Net income	—	—	—	219,954	6,265	226,219
Balance, September 30, 2022	257,516,925	$2,575	$5,413,256	$(1,808,346)	$339,862	$3,947,347

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Nine months ended September 30,	2023	2022

Operating activities
Net income	$538,114	$503,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,409	191,550
Amortization of debt issuance costs, bond premiums and original issuance discounts	7,312	7,598
Accretion on financing receivables	(16,806)	(14,103)
Non-cash adjustment to financing lease liabilities	347	360
Gains from dispositions of property	(22)	(67,481)
Stock-based compensation	17,959	16,244
Straight-line rent adjustments	(26,445)	(1,522)
Impairment charge	—	3,298
Losses on debt extinguishment	556	2,189
Provision for credit losses, net	24,012	28,859
(Increase), decrease
Other assets	(2,153)	14,610
Increase, (decrease)
Accounts payable and accrued expenses	(457)	562
Accrued interest	(4,094)	14,847
Accrued salaries and wages	(1,217)	(1,520)
Other liabilities	1,861	277
Net cash provided by operating activities	746,376	699,466
Investing activities
Capital project expenditures	(39,534)	(16,393)
Capital maintenance expenditures	—	(102)
Proceeds from sales of property, net of costs	—	148,709
Investment in leases, financing receivables	(100,202)	(129,047)
Acquisition of real estate, net	(455,556)	(350,126)
Originations of real estate loans	(40,000)	—
Net cash used in investing activities	(635,292)	(346,959)
Financing activities
Dividends paid	(636,398)	(586,871)
Non-controlling interest distributions	(18,520)	(15,470)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(13,442)	(11,926)
Proceeds from issuance of common stock, net	289,471	455,098
Proceeds from issuance of long-term debt	685,000	424,000
Financing costs	(1)	(11,890)
Repayments of long-term debt	(575,111)	(1,271,017)
Costs paid on senior unsecured note redemption	(17)	—
Net cash used in financing activities	(269,018)	(1,018,076)
Net decrease in cash and cash equivalents	(157,934)	(665,569)
Cash and cash equivalents at beginning of period	239,083	724,595
Cash and cash equivalents at end of period	$81,149	$59,026

See accompanying notes to the condensed consolidated financial statements and Note 14 for supplemental cash flow information and noncash investing and financing activities.

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

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2023, GLPI’s portfolio consisted of interests in 61 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 3 gaming and related facilities operated by Casino Queen and 1 gaming facility under construction that upon opening is intended to be managed by Hard Rock. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 28.7 million square feet. As of September 30, 2023, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent on the Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette that is expected to be completed by December 31, 2024. The rent under the Casino Queen Master Lease will be adjusted to reflect a yield of 8.25% for the funded project costs for this project.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment, LLC (together, "815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of September 30, 2023, $40 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2022 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other than what is described below.

Real Estate Loans

The Company may periodically loan funds to casino owner-operators for the purchase or construction of gaming related real estate. Loans for the construction or purchase of real estate assets of gaming related properties are classified as real estate loans on the Company's Condensed Consolidated Balance Sheets. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's Condensed Consolidated Statements of Income in the period earned.

3.    Investment in leases, financing receivables, net

In connection with the Maryland Live! Lease that became effective on December 29, 2021, the Pennsylvania Live! Master Lease that became effective March 1, 2022 and the Rockford Lease that became effective on August 29, 2023, the Company recorded an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks. The following is a summary of the balances of the Company's Investment in leases, financing receivables, net.

	September 30, 2023	December 31, 2022
	(in thousands)
Minimum lease payments receivable	$9,021,485	$6,676,528
Estimated residual values of lease property (unguaranteed)	1,041,087	940,885
Total	10,062,572	7,617,413
Less: Unearned income	(8,023,245)	(5,695,094)
Less: Allowance for credit losses	(40,776)	(19,124)
Investment in leases - financing receivables, net	$1,998,551	$1,903,195

The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2023 was $1,985.5 million and $53.8 million compared to $1,871.5 million and $50.8 million at December 31, 2022.

At September 30, 2023, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2023 (remainder of year)	$33,808
2024	137,339
2025	139,746
2026	142,195
2027	144,687
Thereafter	8,423,710
Total	$9,021,485
The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases, financing receivables, net, as well as the Company's Real estate loans which are discussed in Note 5. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of September 30, 2023 and December 31, 2022.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Rockford Lease	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2022	$—	$4,095	$15,029	$19,124
Change in allowance	—	(881)	(4,772)	(5,653)
Ending balance at March 31, 2023	$—	$3,214	$10,257	$13,471
Change in allowance	—	8,142	19,910	28,052
Ending balance at June 30, 2023	$—	$11,356	$30,167	$41,523
Change in allowance	3,867	(789)	(3,825)	(747)
Ending balance at September 30, 2023	$3,867	$10,567	$26,342	$40,776

	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$12,226	$—	$12,226
Change in allowance	(5,621)	32,277	26,656
Ending balance at March 31, 2022	$6,605	$32,277	$38,882
Change in allowance	1,783	439	2,222
Ending balance at June 30, 2022	$8,388	$32,716	$41,104
Change in allowance	(187)	168	(19)
Ending balance at September 30, 2022	$8,201	$32,884	$41,085

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of September 30, 2023 (in thousands):

	Origination year
	2023	2022	2021	Total
Investment in leases, financing receivables	$100,361	$702,466	$1,236,500	$2,039,327
Allowance for credit losses	(3,867)	(26,342)	(10,567)	(40,776)
Amortized cost basis at September 30, 2023	$96,494	$676,124	$1,225,933	$1,998,551

Allowance as a percentage of outstanding financing receivable	(3.85)%	(3.75)%	(0.85)%	(2.00)%

During the three months ended September 30, 2023, a provision for credit losses, net of $1.6 million was recorded. This was a result of the initial establishment of $6.2 million of reserves on the Rockford Lease and Rockford Loan (See Note 5) which was partially offset by a benefit of $4.6 million on the Maryland Live! Lease and Pennsylvania Live! Master Lease as the result of an improved Commercial Real Estate Price Index forecast compared to the forecast utilized as of June 30, 2023.

During the nine months ended September 30, 2023, the Company recorded a provision for credit losses, net of $24.0 million. This was primarily due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of September 30, 2023, have declined relative to December 31, 2022. Commercial real estate prices are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses.

During the nine months ended September 30, 2022, the Company recorded a provision for credit losses, net of $28.9 million. This was primarily due to an initial allowance for credit losses of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. This was partially offset by a benefit recorded on the Maryland Live! Lease due to improved performance at that facility compared to previous expectations. This resulted in an improved rent coverage ratio in the Company's reserve calculation which led to a reduction in the Maryland Live! Lease reserve at September 30, 2022 compared to December 31, 2021.

The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Rockford Lease and Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease and the expected coverage ratio on the Rockford Lease. Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

4.    Real Estate Investments

Real estate investments, net, represents investments in rental properties and the corporate headquarters building and is summarized as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Land and improvements	$3,552,221	$3,189,141
Building and improvements	6,787,659	6,407,313
Construction in progress	—	29,564
Total real estate investments	10,339,880	9,626,018
Less accumulated depreciation	(2,113,577)	(1,918,083)
Real estate investments, net	$8,226,303	$7,707,935

The Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023. The Company also acquired the land and certain real estate assets of Bally's Biloxi, Bally's Tiverton and Casino Queen Marquette in 2023. See Note 15 for details.

5.    Real estate loans, net

As discussed in Note 1, the Company entered into the Rockford Loan during the three months ended September 30, 2023 and $40 million of the $150 million commitment was drawn as of September 30, 2023. The Rockford Loan has a 10% interest rate and a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The following is a summary of the balances of the Company's Real estate loans, net.

	September 30, 2023	December 31, 2022
	(in thousands)
Real estate loans	$40,000	$—
Less: Allowance for credit losses	$(709)	—
Real estate loans, net	$39,291	$—

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

Rockford Loan
Balance at December 31, 2022	$—
Change in allowance	(709)
Ending balance at September 30, 2023	$(709)

The Rockford Loan is subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $0.7 million and $1.6 million on the Rockford Loan and the associated $110 million unfunded loan commitment, respectively, for the three month period ended September 30, 2023. The reserve for the unfunded loan commitment was recorded in other liabilities on the Condensed Consolidated Balance Sheets. The borrower is current on its loan obligation as of September 30, 2023.

6.    Lease Assets and Lease Liabilities

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2023	December 31, 2022
Right-of use assets - operating leases (1)	$196,749	$181,243
Land rights, net	642,546	652,824
Right-of-use assets and land rights, net	$839,295	$834,067

(1)     During the three month period ended September 30, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded right-of use assets and related accumulated amortization associated with the ground leases at this property totaling $0.4 million were written off.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Land rights (2)	$727,114	$727,796
Less accumulated amortization (2)	(84,568)	(74,972)
Land rights, net	$642,546	$652,824

(2)     During the three month period ended September 30, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded land rights and related accumulated amortization associated with the ground leases at this property totaling $0.7 million were written off.

As of September 30, 2023, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$3,276
2024	13,104
2025	13,104
2026	13,104
2027	13,104
Thereafter	586,854
Total	$642,546

Operating Lease Liabilities

At September 30, 2023, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023 (remainder of year)	$3,654
2024	14,566
2025	14,510
2026	14,512
2027	14,038
Thereafter	655,942
Total lease payments	$717,222
Less: interest	(519,849)
Present value of lease liabilities	$197,373

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$3,657	$3,367	$11,175	$10,108
Variable lease cost	5,050	5,106	14,859	14,533
Short-term lease cost	—	2	—	2
Amortization of land right assets	3,699	3,290	10,278	12,570
Total lease cost	$12,406	$11,765	$36,312	$37,213

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2023
Weighted average remaining lease term - operating leases	50.89 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$406	$404	$1,215	$1,213

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At September 30, 2023, payments under the Company's financing lease liabilities were as follows (in thousands):

2023 (remainder of year)	$558
2024	2,244
2025	2,267
2026	2,289
2027	2,313
Thereafter	302,058
Total lease payments	$311,729
Less: Interest	(257,590)
Present value of finance lease liability	$54,139

7.    Long-term Debt

Long-term debt is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Unsecured $1,750 million revolver	$10,000	$—
Term Loan Credit Facility due September 2027	600,000	—
$500 million 5.375% senior unsecured notes due November 2023	—	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
Other	472	583
Total long-term debt	6,285,472	6,175,583
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(39,266)	(47,115)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,246,206	$6,128,468

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2023 (in thousands):

2023 (remainder of year)	$38
2024	400,156
2025	850,164
2026	985,114
2027	600,000
Over 5 years	3,450,000
Total minimum payments	$6,285,472

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at September 30, 2023 was 6.73% .

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

At September 30, 2023, $10.0 million was outstanding under the Amended Credit Agreement. Additionally, at September 30, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,739.6 million of available borrowing capacity under the Amended Credit Agreement as of September 30, 2023.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. The weighted average interest rate under the Revolver at September 30, 2023 was 6.73%

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At September 30, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At September 30, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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

On January 13, 2023, the Company announced that it called for redemption all of the $500 million, 5.375% Senior Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for $507.5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption Date, incurring a loss on the early extinguishment of debt of $0.6 million, primarily related to debt issuance write-offs. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of a forward sale agreement that occurred in February 2023 which resulted in the issuance of 1,284,556 shares which raised net proceeds of $64.6 million. See Note 12 for additional discussion.
At September 30, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

8.    Fair Value of Financial Assets and Liabilities

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

Investment in leases, financing receivables, net

The fair value of the Company's investment in leases, financing receivables, net is based on the value of the underlying real estate property the Company owns related to the Maryland Live! Lease, the Pennsylvania Live! Master Lease, and the Rockford Lease. The initial fair value was the price paid by the Company to acquire the real estate. The initial fair value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820. Deferred compensation plan assets are included within other assets on the condensed consolidated balance sheets.

Real Estate Loans, net

The fair value of the real estate loans approximates the gross carrying value of the Company's real estate loans, as collection on the outstanding loan balance is reasonably assured and the loan was recently originated on market based terms. The fair value measurement of the real estate loans is considered a Level 3 measurement as defined in ASC 820.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement and Term Loan Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$81,149	$81,149	$239,083	$239,083
Investment in leases, financing receivables, net	1,998,551	1,960,791	1,903,195	1,900,971
Real estate loans, net	39,291	40,000	—	—
Deferred compensation plan assets	29,604	29,604	27,387	27,387
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	610,000	610,000	—	—
Senior Notes	5,675,000	5,137,660	6,175,000	5,715,963

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the nine months ended September 30, 2022, the Company entered into an agreement to sell excess land for approximately $3.5 million (that we determined is a level 2 input), which had a carrying amount of $6.8 million and, as such, the Company recorded an impairment charge during the second quarter of 2022. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023 and 2022.

9.    Commitments and Contingencies

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

As discussed in Note 1, the Company has also committed to providing up to $150 million (of which $40 million was funded as of September 30, 2023) of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions.

Finally, the Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette that is expected to be completed by December 31, 2024 for an amount not to exceed $12.5 million.

10.    Revenue Recognition

Revenues from Real Estate

As of September 30, 2023, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 6 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Second Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, and 3 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Casino Queen Master Lease. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, and Bally's under the Tropicana Las Vegas Lease and a facility under construction that is intended to be managed by Hard Rock under the Rockford Lease.

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

The initial rent under the Casino Queen Master Lease increases annually by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. The Company also completed the landside development project that opened in late August 2023 and rent under the Casino Queen Master Lease was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. Additionally, on September 6, 2023, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million. The annual rent on the Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette that is expected to be completed by December 31, 2024 in an amount not to exceed $12.5 million.

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

On August 29, 2023, the Company acquired the land associated with the Hard Rock Casino development project in Rockford, IL from 815 Entertainment for $100 million. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease which has a 99 year term and initial annual rent of $8 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

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

Lease terms

During 2022, the Original PENN Master Lease required an accounting reassessment due to a lease amendment resulting in a lease modification for accounting purposes. The Company concluded the lease term should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each. This was due to several factors that were not present at the inception of the Original PENN Master Lease. At the time of this amendment, since the formation of the Company on November 1, 2013, the Company had amended and reassessed four of its nine leases that were originated prior to 2021. All four of these reassessments were done before the completion of their initial lease terms and were the result of significant lease amendments. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company. PENN has significantly diversified its earnings stream since the inception of the Original PENN Master Lease such that the leased operations in the Original PENN Master Lease no longer represent substantially all of PENN's revenues and earnings. We believe all these factors precluded the Company from concluding all renewal periods are reasonably assured to be exercised in the Original PENN Master Lease.

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

Details of the Company's income from real estate for the three and nine months ended September 30, 2023 was as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Building base rent	$276,374	$824,150
Land base rent	42,035	124,680
Percentage rent and other rental revenue	17,790	53,449
Interest income on real estate loans	22	22
Total cash income	$336,221	$1,002,301
Straight-line rent adjustments	8,942	26,445
Ground rent in revenue	8,584	25,811
Accretion on financing receivables	5,813	16,806
Total income from real estate	$359,560	$1,071,363

As of September 30, 2023, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2023 (remainder of year)	$301,483	$13,409	$3,250	$318,142
2024	1,170,043	62,389	13,001	1,245,433
2025	1,161,830	57,267	13,001	1,232,098
2026	1,102,903	50,001	12,174	1,165,078
2027	1,076,461	43,245	11,296	1,131,002
Thereafter	6,942,697	72,018	67,154	7,081,869
Total	$11,755,417	$298,329	$119,876	$12,173,622

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

11.    Earnings Per Share

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	263,238	256,558	262,512	250,577
Assumed conversion of restricted stock awards	169	178	148	148
Assumed conversion of performance-based restricted stock awards	800	784	765	728
Dilution attributable to equity forward contract	—	10	—	—
Diluted weighted-average common shares outstanding	264,207	257,530	263,425	251,453

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$184,010	$219,954	$522,991	$490,536
Less: Net income allocated to participating securities	(117)	(153)	(294)	(290)
Net income for earnings per share purposes	$183,893	$219,801	$522,697	$490,246
Weighted-average common shares outstanding	263,238	256,558	262,512	250,577
Basic EPS	$0.70	$0.86	$1.99	$1.96

Calculation of diluted EPS:
Net income attributable to common shareholders	$184,010	$219,954	$522,991	$490,536
Diluted weighted-average common shares outstanding	264,207	257,530	263,425	251,453
Diluted EPS	$0.70	$0.85	$1.99	$1.95

Antidilutive securities excluded from the computation of diluted earnings per share	55	—	69	36

12.    Equity

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the three and nine months ended September 30, 2023, the Company sold 4.4 million and 4.7 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $210.8 million and $224.9 million, respectively. As of September 30, 2023, the Company had $774.0 million remaining for issuance under the 2022 ATM Program.

In August 2022, the Company entered into a forward sale agreement under the Company's prior ATM program that was settled in February 2023 which resulted in the issuance of 1,284,556 common shares and net proceeds of $64.6 million. The issuance was under the prior ATM program.

Non-controlling interests

As partial consideration for the closing of the real property assets under the Bally's Master Lease that occurred on January 3, 2023, the Company's operating partnership issued 286,643 newly-issued OP Units to affiliates of Bally's which were valued at $14.9 million. In the prior year, as partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of September 30, 2023, the Company holds a 97.2% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $5.6 million and $18.5 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2023, respectively. The Company paid $5.2 million and $15.5 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2022.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2023 and 2022:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095
August 30, 2023	September 15, 2023	Common Stock	$0.73	Third Quarter 2023	September 29, 2023	$192,085

2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519
August 31, 2022	September 16, 2022	Common Stock	$0.705	Third Quarter 2022	September 30, 2022	$181,549

In addition, for the three and nine months ended September 30, 2023, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.7 million, respectively. In addition, for the three and nine months ended September 30, 2022, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million, respectively. On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

13.    Stock-Based Compensation

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

As of September 30, 2023, there was $5.6 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.75 years. For the three and nine months ended September 30, 2023, the Company recognized $1.5 million and $7.2 million of compensation expense associated with these awards, compared to $1.3 million and $6.8 million for the three and nine months ended September 30, 2022, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2023:

Number of Award Shares
Outstanding at December 31, 2022	247,051
Granted	243,291
Released	(190,221)
Outstanding at September 30, 2023	300,121

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. The triple-net measurement group includes publicly traded REITs, which the Company believes derive at least 75% of revenues from triple-net leases. As of September 30, 2023, there was $19.9 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.84 years.  For the three and nine months ended September 30, 2023, the Company recognized $3.7 million and $10.8 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.1 million and $9.5 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2023:

Number of Performance-Based Award Shares
Outstanding at December 31, 2022	1,394,220
Granted	514,000
Released	(416,220)
Canceled	—
Outstanding at September 30, 2023	1,492,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for income taxes, net of refunds received	$448	$(977)	$1,427	$6,202
Cash paid for interest	$79,126	$71,931	$235,214	$208,222

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

15.    Acquisitions

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price was allocated to Investment in leases, financing receivables in the amount of $100.2 million.

On September 6, 2023, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million. The property was added to the Casino Queen Master Lease and annual rent was increased by $2.7 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$32,032
Building and improvements	690
Total purchase price	$32,722

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
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2023, GLPI's portfolio consisted of interests in 61 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 7 gaming and related facilities operated by Caesars Entertainment Corporation ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Casino Queen, the real property associated with 3 gaming and related facilities operated by Cordish and 1 facility under development that is intended to be managed by Hard Rock. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 28.7 million square feet. As of September 30, 2023, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of our Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility ("Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million on September 6, 2023. The annual rent on the Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette that is expected to be completed by December 31, 2024 for an amount not to exceed $12.5 million.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with the Hard Rock Casino development project in Rockford, IL from an affiliate of 815 Entertainment, LLC (together, "815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 years term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The term loan has a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of September 30, 2023, $40 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $359.6 million and $268.3 million, respectively, for the three months ended September 30, 2023, compared to $333.8 million and $317.6 million, respectively, for the corresponding period in the prior year. For the nine months ended September 30, 2023, we reported total revenues and income from operations of $1,071.4 million and $773.4 million, respectively, compared to $975.3 million and $754.5 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were as follows:

•Total income from real estate increased by $25.7 million to $359.6 million for the three months ended September 30, 2023 compared to $333.8 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $16.2 million for the three months ended September 30, 2023. Additionally, the three months ended September 30, 2023 benefited by $3.8 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $0.6 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $5.9 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rents of $0.8 million for the three months ended September 30, 2023 compared to the corresponding period in the prior year.

•Total income from real estate increased by $96.1 million for the nine months ended September 30, 2023 compared to the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $56.8 million for the nine months ended September 30, 2023. Additionally, the nine months ended September 30, 2023 benefited by $11.1 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $2.7 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $24.9 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $1.4 million due primarily from the additions to the Bally's Master Lease. Partially offsetting these favorable variances was lower variable rent of $0.7 million for the nine months ended September 30, 2023 compared to the corresponding period in the prior year.
•Total operating expenses increased by $75.0 million for the three months ended September 30, 2023 as compared to the corresponding period in the prior year. This was primarily due to the prior year sale of the Tropicana Las Vegas building asset to Bally's that closed on September 26, 2022 which resulted in a pre-tax gain of $67.4 million. Additionally, the provision for credit losses, net, increased by $1.6 million during the three months ended September 30, 2023. The provision increase was the result of the origination of the Rockford Loan and Rockford

Lease during the third quarter of 2023, partially offset by a reversals associated with reserves associated with the Maryland Live! Lease and the Pennsylvania Live! Master Lease. The benefit recorded on these two leases was the result of an improvement in the long term projections of the Commercial Real Estate Price Index as of September 30, 2023, compared to June 30, 2023 which lowered their expected losses. Depreciation expense for the three months ended September 30, 2023 increased by $6.0 million compared to the corresponding period in the prior year due to our recent acquisitions that were added to the Bally's Master Lease and Casino Queen Master Lease as well as higher depreciation expense related to the building assets at the Company's Joliet and Aurora properties and Casino Queen Baton Rouge which opened in late August 2023. In connection with the recent transaction with PENN, new facilities are expected to be developed that would replace these existing locations. As a result, the Company decreased the useful life assumption of these two assets to reflect the expected opening date of the new projects. Partially offsetting these increases was a property transfer tax recovery of $2.2 million for the three months ended September 30, 2023 related to the Pennsylvania Live! Master Lease.

•Total operating expenses increased by $77.1 million for the nine months ended September 30, 2023 as compared to the corresponding period in the prior year. This was primarily due to the prior year sale of the Tropicana Las Vegas building asset to Bally's that closed on September 26, 2022 which resulted in a pre-tax gain of $67.4 million. Depreciation expense for the nine months ended September 30, 2023 increased by $18.2 million compared to the corresponding period in the prior year due to our recent acquisitions that were added to the Bally's Master Lease as well as higher depreciation expense related to the building assets at the Company's Joliet and Aurora properties as explained above. The provision for credit losses, net, decreased by $4.8 million for the nine months ended September 30, 2023 as compared to the corresponding period in the prior year. The nine months ended September 30, 2022 provision of $28.9 million was driven primarily by the initial reserve established for the Pennsylvania Live! Master Lease which was originated on March 1, 2022. The nine months ended September 30, 2023 included the previously mentioned property transfer tax recovery of $2.2 million whereas the corresponding period in the prior year included an impairment charge of $3.3 million related to the sale of excess land.

•Other expenses increased by $2.4 million and $0.1 million for the three and nine months ended September 30, 2023, due to higher interest expense of $3.2 million and $7.8 million, respectively, associated with the Company's increased borrowings to fund our recent acquisitions, partially offset by higher interest income of $0.8 million and $6.2 million because of higher variable market interest rates earned on our cash balances. Finally, debt extinguishment charges of $0.6 million were recorded during the nine months ended September 30, 2023 compared with charges of $2.2 million for the nine months ended September 30, 2022.

•Income tax expense decreased by $14.8 million and $15.4 million for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year primarily from the tax provision related to the Tropicana building asset sale to Bally's in the prior year.

•Net income decreased by $36.9 million and increased by $34.4 million for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2023.

Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions recently and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties pursuant to three master leases and a single property lease and account for a significant portion of our revenue.

•The risks related to economic conditions, including recent stress in the banking sector, high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine and may be further impacted by recent events in the Middle East) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

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

The consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenues	$359,560	$333,818	$1,071,363	$975,297
Total operating expenses	91,256	16,252	297,935	220,838
Income from operations	268,304	317,566	773,428	754,459
Total other expenses	(78,515)	(76,086)	(234,274)	(234,330)
Income before income taxes	189,789	241,480	539,154	520,129
Income tax expense	482	15,261	1,040	16,431
Net income	$189,307	$226,219	$538,114	$503,698
Net income attributable to non-controlling interest in the Operating Partnership	(5,297)	(6,265)	(15,123)	(13,162)
Net income attributable to common shareholders	$184,010	$219,954	$522,991	$490,536

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries; impairment charges; straight-line rent adjustments; losses on debt extinguishment; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries; impairment charges; losses on debt extinguishment; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$189,307	$226,219	$538,114	$503,698
Gains from dispositions of property, net of tax	(22)	(52,793)	(22)	(52,844)
Real estate depreciation	65,155	59,416	195,494	177,569
Funds from operations	$254,440	$232,842	$733,586	$628,423
Straight-line rent adjustments	(8,942)	(3,045)	(26,445)	(1,522)
Other depreciation	691	471	1,637	1,411
Provision (benefit) for credit losses, net	1,613	(19)	24,012	28,859
Amortization of land rights	3,699	3,290	10,278	12,570
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,406	2,348	7,312	7,598
Accretion on investment in leases, financing receivables	(5,813)	(5,238)	(16,806)	(14,103)
Non-cash adjustment to financing lease liabilities	122	121	347	360
Stock based compensation	5,139	4,336	17,959	16,244
Losses on debt extinguishment	—	—	556	2,189
Recovery of property transfer tax and impairment charge	(2,187)	—	(2,187)	3,298
Capital maintenance expenditures	(17)	(66)	(25)	(102)
Adjusted funds from operations	$251,151	$235,040	$750,224	$685,225
Interest, net	77,835	75,413	231,707	230,133
Income tax expense	482	624	1,040	1,794
Capital maintenance expenditures	17	66	25	102
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,406)	(2,348)	(7,312)	(7,598)
Adjusted EBITDA	$327,079	$308,795	$975,684	$909,656

Net income, FFO, AFFO and Adjusted EBITDA were $189.3 million, $254.4 million, $251.2 million, and $327.1 million for the three months ended September 30, 2023. This compares to net income, FFO, AFFO and Adjusted EBITDA of $226.2 million, $232.8 million, $235.0 million and $308.8 million for the corresponding period in the prior year. The decrease in net income of $36.9 million was primarily attributable to the previously explained variances which increased operating expenses by $75.0 million and higher other expenses of $2.4 million, partially offset by the increase in total revenues of $25.7 million and lower income taxes of $14.8 million.

Net income, FFO, AFFO and Adjusted EBITDA were $538.1 million, $733.6 million, $750.2 million, and $975.7 million for the nine months ended September 30, 2023. This compares to net income, FFO, AFFO and Adjusted EBITDA of $503.7 million, $628.4 million, $685.2 million and $909.7 million for the corresponding period in the prior year. The increase in net income of $34.4 million was primarily attributable to the previously explained variances in total revenues which increased by $96.1 million and lower income taxes of $15.4 million, partially offset by higher operating expenses of $77.1 million as compared to the corresponding period in the prior year.
The increases in FFO for the three and nine months ended September 30, 2023 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Rental income	$321,206	$296,779	$24,427	8.2%
Interest income from real estate	38,332	37,039	1,293	3.5%
Interest income from real estate loans	22	—	22	N/A
Total income from real estate	$359,560	$333,818	$25,742	7.7%

	Nine Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Rental income	$958,410	$874,130	$84,280	9.6%
Interest income from real estate	112,931	101,167	11,764	11.6%
Interest income from real estate loans	22	—	22	N/A
Total income from real estate	$1,071,363	$975,297	$96,066	9.8%

Total income from real estate

•Total income from real estate increased by $25.7 million to $359.6 million for the three months ended September 30, 2023 compared to $333.8 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $16.2 million for the three months ended September 30, 2023. Additionally, the three months ended September 30, 2023 benefited by $3.8 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $0.6 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $5.9 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $0.8 million for the three months ended September 30, 2023 compared to the corresponding period in the prior year.

•Total income from real estate increased by $96.1 million for the nine months ended September 30, 2023. The reason for the increase was due primarily to our recent acquisitions which in the aggregate increased cash rental income by $56.8 million for the nine months ended September 30, 2023. Additionally, the nine months ended September 30, 2023 benefited by $11.1 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $2.7 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $24.9 million compared to the corresponding period in the prior year. Finally, the Company had higher ground rent income of $1.4 million due primarily from the additions to the Bally's Master Lease. Partially offsetting these favorable variances was lower variable rent of $0.7 million for the nine months ended September 30, 2023 compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three and nine months ended September 30, 2023 was as follows (in thousands)

Three Months Ended September 30, 2023	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$52,049	$10,758	$7,705	$—	$70,512	$(3,273)	$557	$—	$67,796
PENN 2023 Master Lease	58,042	—	(118)	—	57,924	6,492	—	—	64,416
Amended Pinnacle Master Lease	60,277	17,814	7,164	—	85,255	1,858	2,061	—	89,174
PENN Morgantown Lease	—	773	—	—	773	—	—	—	773
Caesars Master Lease	15,824	5,932	—	—	21,756	2,394	362	—	24,512
Horseshoe St. Louis Lease	5,844	—	—	—	5,844	472	—	—	6,316
Boyd Master Lease	20,068	2,946	2,566	—	25,580	574	516	—	26,670
Boyd Belterra Lease	710	473	473	—	1,656	151	—	—	1,807
Bally's Master Lease	25,893	—	—	—	25,893	—	2,723	—	28,616
Maryland Live! Lease	18,750	—	—	—	18,750	—	2,067	3,404	24,221
Pennsylvania Live! Master Lease	12,500	—	—	—	12,500	—	298	2,250	15,048
Casino Queen Master Lease	6,417	—	—	—	6,417	274	—	—	6,691
Tropicana Las Vegas Lease	—	2,628	—	—	2,628	—	—	—	2,628
Rockford Lease	—	711	—	—	711	—	—	159	870
Rockford Loan	—	—	—	22	22	—	—	—	22
Total	$276,374	$42,035	$17,790	$22	$336,221	$8,942	$8,584	$5,813	$359,560

Nine Months Ended September 30, 2023	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$156,146	$32,276	$23,041	$—	$211,463	$(9,820)	$1,735	$—	$203,378
PENN 2023 Master Lease	174,127	—	(198)	—	173,929	19,476	—	—	193,405
Amended Pinnacle Master Lease	179,255	53,442	21,492	—	254,189	5,574	6,086	—	265,849
PENN Morgantown Lease	—	2,318	—	—	2,318	—	—	—	2,318
Caesars Master Lease	47,472	17,796	—	—	65,268	7,182	1,118	—	73,568
Horseshoe St. Louis Lease	17,533	—	—	—	17,533	1,415	—	—	18,948
Boyd Master Lease	59,680	8,839	7,697	—	76,216	1,722	1,297	—	79,235
Boyd Belterra Lease	2,110	1,420	1,417	—	4,947	454	—	—	5,401
Bally's Master Lease	76,546	—	—	—	76,546	—	8,337	—	84,883
Maryland Live! Lease	56,250	—	—	—	56,250	—	6,307	10,036	72,593
Pennsylvania Live! Master Lease	37,500	—	—	—	37,500	—	931	6,611	45,042
Casino Queen Master Lease	17,531	—	—	—	17,531	442	—	—	17,973
Tropicana Las Vegas Lease	—	7,878	—	—	7,878	—	—	—	7,878
Rockford Lease	—	711	—	—	711	—	—	159	870
Rockford Loan	—	—	—	22	22	—	—	—	22
Total	$824,150	$124,680	$53,449	$22	$1,002,301	$26,445	$25,811	$16,806	$1,071,363

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

Operating expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	$12,406	$11,754	$652	5.5%
General and administrative	13,600	12,060	1,540	12.8%
Gains from dispositions	(22)	(67,430)	67,408	(100.0)%
Depreciation	65,846	59,887	5,959	10.0%
Property transfer tax recovery	(2,187)	—	(2,187)	N/A
Provision for credit losses	1,613	(19)	1,632	(8,589.5)%
Total operating expenses	$91,256	$16,252	$75,004	461.5%

	Nine Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	36,312	37,178	(866)	(2.3)%
General and administrative	42,689	40,004	2,685	6.7%
Gains from dispositions	(22)	(67,481)	67,459	(100.0)%
Depreciation	197,131	178,980	18,151	10.1%
Property transfer tax recovery and impairment charge	(2,187)	3,298	(5,485)	(166.3)
Provision for credit losses	24,012	28,859	(4,847)	(16.8)%
Total operating expenses	$297,935	$220,838	$77,097	34.9%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.7 million and decreased by $0.9 million for the three and nine months ended September 30, 2023, as compared to the corresponding period in the prior year. The increase for the three month period ended September 30, 2023 was the result of new ground leases acquired in connection with the January 3, 2023 acquisition of the real property assets of Bally's Biloxi. The decrease for the nine months ended September 30, 2023 was the result of a $2.7 million accelerated write-off due to a partial donation of leased land which occurred during the nine month period ended September 30, 2022. Partially offsetting this decrease was the full quarter impact of a ground lease in the Pennsylvania Live! Master Lease that became effective on March 1, 2022 as well as new ground leases acquired in connection with the January 3, 2023 acquisition of the real property assets of Bally's Biloxi.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $1.5 million and $2.7 million for the three and nine months ended September 30, 2023 as compared to the corresponding periods in the prior year. The reason for the increases was primarily due to higher stock based compensation expense for the three and nine months ended September 30, 2023 of $0.8 million and $1.7 million, respectively. Results for the nine months ended September 30, 2023 also included higher transaction related costs as compared to the corresponding period in the prior year.

Gains from dispositions

The three and nine months ended September 30, 2022, included a pre-tax gain of $67.4 million on the sale of the Tropicana Las Vegas building to Bally's.

Property transfer tax recovery and impairment charge

During the three and nine months ended September 30, 2023, the Company recorded a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant. During the nine months ended September 30, 2022, the Company entered into an agreement to sell excess land and incurred an impairment charge of $3.3 million as the proceeds that were received were less than the carrying value of the asset.

Depreciation

Depreciation expense increased by $6.0 million and $18.2 million for the three and nine months ended September 30, 2023 as compared to the corresponding periods in the prior year due to the Company's additions to the Bally's Master Lease as well as higher depreciation expense due to the opening of Casino Queen Baton Rouge in August 2023 and shortening the useful life assumptions at our properties at the Company's Joliet and Aurora properties as mentioned previously.

Provision for credit losses

The Company recorded a provision for credit losses of $1.6 million for the three months ended September 30, 2023 compared to an immaterial amount for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net.

The primary reason for the increased provision during the three months ended September 30, 2023, was the result of the origination of the Rockford Loan and Rockford Lease during the third quarter of 2023, partially offset by reversals of reserves associated with the Maryland Live! Lease and the Pennsylvania Live! Master Lease. The benefit recorded on these two leases was the result of an improvement in the long term projections of the Commercial Real Estate Price Index as of September 30, 2023, compared to June 30, 2023 which lowered their expected losses.

During the nine months ended September 30, 2023, the Company recorded a provision of $24.0 million compared to $28.9 million for the corresponding period in the prior year. The nine months ended September 30, 2023 included the aforementioned provisions recorded in the three month period ended September 30, 2023, as well as increased reserves on the Maryland Live! Lease and the Pennsylvania Live! Master Lease due to declines in the Commercial Price Index since December 31, 2023. See Note 3 for additional information. The nine months ended September 30, 2022 included the initial reserves established for the Pennsylvania Live! Master Lease which was partially offset by reductions in reserves for the Maryland Live! Lease due to improved property performance.

The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Rockford Lease and the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live! Master Lease and the expected coverage ratio on the Rockford Lease. Future changes in economic probability factors, changes in the estimated value of our real estate property leased to Cordish and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(79,788)	$(76,574)	$(3,214)	4.2%
Interest income	1,273	488	785	160.9%
Total other expenses	$(78,515)	$(76,086)	$(2,429)	3.2%

	Nine Months Ended September 30,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(240,519)	$(232,753)	$(7,766)	3.3%
Interest income	6,801	612	6,189	1,011.3%
Losses on debt extinguishment	(556)	(2,189)	1,633	(74.6)%
Total other expenses	$(234,274)	$(234,330)	$56	—%

Interest expense

Interest expense increased by $3.2 million and $7.8 million for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year. The increases were due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $0.8 million and $6.2 million for the three and nine months ended September 30, 2023 as compared to the corresponding periods in the prior year due to higher market interest rates earned on cash deposits.

Losses on debt extinguishment

The Company redeemed its $500 million, 5.375% Senior Notes that were scheduled to mature in November 2023 during the nine months ended September 30, 2023. In connection with this transaction, the Company wrote-off deferred issuance costs of $0.6 million. During the nine months ended September 30, 2022, the Company terminated its existing credit facility and entered into a new credit agreement which resulted in a debt extinguishment loss of $2.2 million.

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

Net cash provided by operating activities was $746.4 million and $699.5 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in net cash provided by operating activities of $46.9 million for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $67.1 million along with decreases in cash paid to employees and cash paid for taxes of $0.6 million and $4.8 million, respectively, and an increase in interest income of $6.1 million. This was partially offset by increases in amounts paid for operating expenses of $4.7 million and cash paid for interest of $27.0 million. The increase in cash receipts collected from our customers for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions as well as escalations while the increase in interest expense was due to increased borrowings to partially fund our recent acquisitions.

Investing activities used cash of $635.3 million and $347.0 million during the nine months ended September 30, 2023 and 2022, respectively.  Net cash used in investing activities during the nine months ended September 30, 2023 consisted primarily of $455.6 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, $100.2 million for the Rockford Lease which was accounted for as an Investment in leases, financing receivables, $40.0 million for fundings for the Rockford Loan and capital expenditures of $39.5 million. The net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of $479.2 million for the acquisition of the real estate assets contained within the Pennsylvania Live! Master Lease which was accounted for as an Investment in leases, financing receivables and capital expenditures of $16.5 million, partially offset by proceeds of $145.2 million from the sale of the Company's building at Tropicana Las Vegas and the sale of excess land for $3.5 million.

Financing activities used cash of $269.0 million and $1,018.1 million during the nine months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities during the nine months ended September 30, 2023 was driven primarily by the repayment of long term debt of $575.1 million, dividend payments of $636.4 million, non-controlling interest distributions of $18.5 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million which were partially offset by proceeds from the issuance of long term debt of $685.0 million and proceeds from the issuance of common stock, net of costs, totaling $289.5 million. Cash used in financing activities during the nine months ended September 30, 2022 was driven primarily by the repayment of long term debt of $1,271.0 million, dividend payments of $586.9 million, noncontrolling interest distributions of $15.5 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million, partially offset by proceeds from the issuance of long term debt, net of costs of $412.1 million and proceeds from the issuance of common stock, net of costs of $455.1 million

Capital Expenditures

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

During the nine months ended September 30, 2023 and 2022, we spent approximately $39.5 million and $16.5 million, respectively, for capital expenditures. The majority of the capital expenditures were related to a land side development project at Hollywood Casino Baton Rouge.

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

At September 30, 2023, $10.0 million was outstanding under the Amended Credit Agreement. Additionally, at September 30, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,739.6 million of available borrowing capacity under the Amended Credit Agreement as of September 30, 2023.

The interest rates payable on the loans borrowed under the Revolver are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to interim amortization except with respect to the Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity except as set forth above with respect to the Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. The weighted average interest rate under the Revolver at September 30, 2023 was 6.73%.

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At September 30, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At September 30, 2023, the Company had $5,675.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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
At September 30, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,285.5 million at September 30, 2023. Furthermore, $5,675.0 million of our obligations at September 30, 2023 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately one year to eight and a half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2023 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at September 30, 2023.

	10/01/23- 12/31/23	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	Thereafter	Total	Fair Value at 9/30/2023
	(in thousands)
Long-term debt:
Fixed rate	$—	$400,000	$850,000	$975,000	$—	$3,450,000	$5,675,000	$5,137,660
Average interest rate		3.35%	5.25%	5.38%	—	4.36%

Variable rate	$—	$—	$—	$10,000	$600,000	$—	$610,000	$610,000
Average interest rate (1)				5.36%	5.50%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On September 15, 2023, Matthew Demchyk, the Company's Chief Investment Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Demchyk Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Demchyk Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Demchyk Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 4, 2024 and June 28, 2024. The aggregate number of shares of common stock that will be available for sale under the Demchyk Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax witholding on vested shares is 57,800.

The Demchyk Rule 10b5-1 Plan includes a representation from Mr. Demchyk to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Demchyk Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Demchyk Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Demchyk Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Demchyk was unaware, or with respect to any material nonpublic information acquired by Mr. Demchyk or the Company after the date of the representation.

On September 12, 2023, Brandon Moore, the Company's Chief Operating Officer, General Counsel and Secretary, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Moore Rule 10b5-1 Plan”) under the

Exchange Act for the sale of shares of the Company’s common stock. The Moore Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moore Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between December 11, 2023 and March 28, 2024. The aggregate number of shares of common stock that will be available for sale under the Moore Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 74,834.

The Moore Rule 10b5-1 Plan includes a representation from Mr. Moore to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Moore Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Moore Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Moore Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Moore was unaware, or with respect to any material nonpublic information acquired by Mr. Moore or the Company after the date of the representation.

On August 7, 2023, Desiree Burke, the Company's Chief Financial Officer and Treasurer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Burke Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Burke Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Burke Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 4, 2024 and December 31, 2024. The aggregate number of shares of common stock that will be available for sale under the Burke Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the maximum number of shares of common stock available for sale prior to tax withholding on vested shares is 80,666.

The Burke Rule 10b5-1 Plan includes a representation from Ms. Burke to the broker administering the plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Burke Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Burke Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Burke Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Burke was unaware, or with respect to any material nonpublic information acquired by Ms. Burke or the Company after the date of the representation.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101	The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 26, 2023	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)