Form 10-K
period 2023-12-31
Gaming & Leisure Properties, Inc.
filed 2024-02-27
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2023.

The number of shares of the registrant's common stock outstanding as of February 14, 2024 was 271,500,090.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2024 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements in this document are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Gaming and Leisure Properties, Inc. ("GLPI") and its subsidiaries (collectively with GLPI, the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include information concerning the Company's business strategy, plans, goals and objectives.
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

•unforeseen consequences related to United States ("U.S.") government monetary policies and stimulus packages on inflation rates and economic growth;

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

•the impact of elevated interest rates and higher levels of inflation (which have been exacerbated by the armed conflict between Russia and Ukraine and may be further impacted by recent events in the Middle East);

•the potential of a new pandemic, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•the ability of our tenants to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract customers;

•the ability to generate sufficient cash flows to service our outstanding indebtedness;

/1

•our ability to access capital through debt and equity markets in amounts and at rates and costs acceptable to GLPI, including for acquisitions or refinancings due to maturities;

•adverse changes in our credit rating;

•the availability of qualified personnel and our ability to retain our key management personnel;

•changes in the U.S. tax law and other federal, state or local laws, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war (including the current conflict between Russia and Ukraine and recent conflicts in the Middle East) or political instability;

•the risk that the historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future;

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
PART I

ITEM 1.    BUSINESS
Overview
GLPI is a self-administered and self-managed Pennsylvania REIT. The Company was formed from the 2013 tax-free spin-off of the real estate assets of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN") and was incorporated in Pennsylvania on February 13, 2013, as a wholly-owned subsidiary of PENN. On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").
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
On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company, Inc., ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of the TRS Properties, GLP Holdings, Inc. was merged into GLP Capital, L.P., the operating partnership ("GLP Capital").
During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital. GLPI paid a special earnings and profit dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building to Bally's.
As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc., jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). There were 7,653,326 OP Units outstanding as of December 31, 2023.

/3

GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2023, GLPI's portfolio consisted of interests in 61 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's"), the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen and 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock"). These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 28.7 million square feet. As of December 31, 2023, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
Leases
PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the initial form of such lease, the "Original PENN Master Lease"). The Original PENN Master Lease was a triple-net lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's properties (the "PENN 2023 Master Lease"). The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to a new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the new master lease (the "PENN 2023 Master Lease"). Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino Columbus, and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the PENN 2023 Master Lease and the Amended PENN Master Lease are substantially similar to the Original PENN Master Lease with the following key differences:

•The PENN 2023 Master Lease is cross-defaulted and co-terminus with the Amended PENN Master Lease.
•The rent for the PENN 2023 Master Lease is $232.2 million in base rent with fixed annual escalation of 1.50%, with the first escalation occurring on November 1, 2023.
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
/4

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

Third Amended and Restated Caesars Master Lease

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars amended and restated the Amended and Restated Caesars Master Lease (as amended and restated, the "Second Amended and Restated Caesars Master Lease") in connection with the completion
/5

of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land base rent were increased.

On November 13, 2023, the Company and Caesars amended and restated the Second Amended and Restated Caesars Master Lease (as amended and restated, the "Third Amended and Restated Caesars Master Lease") in connection with Caesars selling its interest in the Belle of Baton Rouge to Casino Queen with no change in rent obligation to the Company. See Note 12 for further discussion.
Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022 and January 3, 2023, the Company completed the acquisitions of the real estate assets of Bally's Black Hawk, Bally's Quad Cities, Bally's Biloxi, and Bally's Tiverton. These properties were added to the existing Bally's Master Lease with annual rent increases that are subject to the escalation clauses described above.

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
/6

meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

On May 13, 2023 the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball (“MLB”) team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. On the opening date of the gaming facility and on each anniversary thereafter rent shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens) for each of the following three lease years and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into an amended triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. Pursuant to an amendment to the Second Amended and Restated Casino Queen Master Lease, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Queen Master Lease was subsequently amended and restated on November 13, 2023 (the "Third Amended and Restated Casino Queen Master Lease").

/7

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99-year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of December 31, 2023, $40 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Guarantees
The obligations under the PENN Master Lease, Amended Pinnacle Master Lease, and the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Third Amended and Restated Casino Queen Master Lease and the Bally's Master Lease are jointly and severally guaranteed by the corporate parent and the parent's subsidiaries that occupy and operate the facilities leased under the Third Amended and Restated Caesars Master Lease, the Third Amended and Restated Casino Queen Master Lease and Bally's Master Lease, respectively. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. Similarly, the obligations under the Maryland Live! Lease and Pennsylvania Live! Master Lease are jointly and severally guaranteed by the Cordish subsidiaries that occupy and operate the facilities leased under the respective leases and the obligations under the Rockford Lease are jointly and severally guaranteed by the subsidiaries of 815 Entertainment, LLC that occupy and operate the facility under the Rockford Lease.

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

/8

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

The PENN 2023 Master Lease that became effective on January 1, 2023 has annual rent of $232.2 million, which is fixed and subject to annual escalation of 1.50%, with the first escalation for the lease year beginning on November 1, 2023. In addition to the fixed escalations, a one-time annualized increase of $1.4 million is scheduled to occur on November 1, 2027. The prepaid rent and deferred revenue from the Perryville Lease and Meadows Lease (which were terminated effective January 1, 2023 and whose underlying real estate was added to the PENN 2023 Master Lease) along with an allocation of the deferred revenue from the Original PENN Master Lease, as well as the guaranteed fixed escalations and the one-time annual base rent increase, are being recognized on a straight-line basis over the initial lease term, which expires on October 31, 2033.

The Third Amended and Restated Caesars Master Lease building base rent escalates at 1.25% during the fifth and sixth lease years. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter.

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

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under PENN's gaming facility and the rent for lease year two and three was increased by 1.5% annually (and on a prorated basis for the remainder of the lease year in which the gaming facility opened) and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Hollywood Casino Morgantown opened on December 22, 2021.

The rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% for lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year, then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, then rent will remain unchanged for such lease year. The Company also completed a landside development project that opened in late August 2023 and rent under the Third Amended and Restated Casino Queen Master Lease was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. Additionally, on September 6, 2023, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million. The annual rent on the Third Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Finally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette in an amount not to exceed $12.5 million.

The Bally's Master Lease became effective on June 3, 2021 with the annual rent subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. On April 1, 2022 and January 3, 2023, the Company completed additional acquisitions from Bally's of various real estate assets of Bally's casinos. These properties were added to the existing Bally's Master Lease with annual rent increases subject to the escalation clauses described
/9

above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective. Annual rent increases by 1.75% annually commencing upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 and annual rent increases by 1.75% commencing upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 7 for the further information including the future annual cash payments to be received under these leases.

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

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease, the rent of which is subject to fixed 2% annual escalations.

Furthermore, the Company's leases with percentage rent provide for a floor on such percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended Penn Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania, which went into effect on November 1, 2023, the date of the latest reset.

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
/10

Property Features
The following table summarizes certain features of our properties as of December 31, 2023:

	Location	Tenant/Lease Agreement	Approx. Property Square Footage (1)	Owned Acreage	Leased Acreage (2)	Hotel Rooms
Tenant Occupied Properties
Hollywood Casino Lawrenceburg (3)	Lawrenceburg, IN	PENN/Amended PENN Master Lease	634,000	73.1	32.1	295
Argosy Casino Alton	Alton, IL	PENN/Amended PENN Master Lease	124,569	0.2	3.6	—
Hollywood Casino at Charles Town Races	Charles Town, WV	PENN/Amended PENN Master Lease	511,249	298.6	—	153
Hollywood Casino at Penn National Race Course	Grantville, PA	PENN/Amended PENN Master Lease	451,758	573.7	—	—
Hollywood Casino Bangor	Bangor, ME	PENN/Amended PENN Master Lease	257,085	6.4	37.9	152
Zia Park Casino (3)	Hobbs, NM	PENN/Amended PENN Master Lease	109,067	317.4	—	—
Hollywood Casino Gulf Coast	Bay St. Louis, MS	PENN/Amended PENN Master Lease	425,920	578.7	—	291
Argosy Casino Riverside	Riverside, MO	PENN/Amended PENN Master Lease	450,397	37.9	—	258
Hollywood Casino Tunica	Tunica, MS	PENN/Amended PENN Master Lease	315,831	—	67.7	494
Boomtown Biloxi	Biloxi, MS	PENN/Amended PENN Master Lease	134,800	1.5	1.0	—
Hollywood Casino St. Louis	Maryland Heights, MO	PENN/Amended PENN Master Lease	645,270	220.8	—	502
Hollywood Gaming at Dayton Raceway	Dayton, OH	PENN/Amended PENN Master Lease	191,037	119.7	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	PENN/Amended PENN Master Lease	177,448	193.4	—	—
1st Jackpot Casino	Tunica, MS	PENN/Amended PENN Master Lease	78,941	52.9	93.8	—
Hollywood Casino Toledo	Toledo, OH	PENN/PENN Master Lease - New	285,335	42.3	—	—
Hollywood Casino Columbus	Columbus, OH	PENN/PENN Master Lease - New	354,075	116.2	—	—
The Meadows Racetrack and Casino (3)	Washington, PA	PENN/PENN Master Lease - New	417,921	155.5	—	—
Hollywood Casino Perryville	Perryville, MD	PENN/PENN Master Lease - New	97,961	36.3	—	—
Hollywood Casino Aurora	Aurora, IL	PENN/PENN Master Lease - New	222,189	0.4	1.7	—
Hollywood Casino Joliet	Joliet, IL	PENN/PENN Master Lease - New	322,446	275.6	—	100
M Resort	Henderson, NV	PENN/PENN Master Lease - New	910,173	83.5	—	390
Ameristar Black Hawk	Black Hawk, CO	PENN/Amended Pinnacle Master Lease	775,744	105.2	—	536
Ameristar East Chicago	East Chicago, IN	PENN/Amended Pinnacle Master Lease	509,867	—	21.6	288
Ameristar Council Bluffs (3)	Council Bluffs, IA	PENN/Amended Pinnacle Master Lease	312,047	36.2	22.6	160
L'Auberge Baton Rouge	Baton Rouge, LA	PENN/Amended Pinnacle Master Lease	436,461	99.1	—	205
Boomtown Bossier City	Bossier City, LA	PENN/Amended Pinnacle Master Lease	281,747	21.8	—	187
L'Auberge Lake Charles	Lake Charles, LA	PENN/Amended Pinnacle Master Lease	1,014,497	—	234.5	995
Boomtown New Orleans	New Orleans, LA	PENN/Amended Pinnacle Master Lease	278,227	53.6	—	150
Ameristar Vicksburg	Vicksburg, MS	PENN/Amended Pinnacle Master Lease	298,006	74.1	—	148
River City Casino and Hotel	St. Louis, MO	PENN/Amended Pinnacle Master Lease	431,226	—	83.4	200
Jackpot Properties (4)	Jackpot, NV	PENN/Amended Pinnacle Master Lease	419,800	79.5	—	416
Plainridge Park Casino	Plainville, MA	PENN/Amended Pinnacle Master Lease	196,473	87.9	—	—
Hollywood Casino Morgantown	Morgantown, PA	PENN/Morgantown Lease	—	36.0	—	—
Draft Kings at Casino Queen	East St. Louis, IL	Casino Queen/Amended Casino Queen Master Lease	330,502	67.2	—	157
The Queen Baton Rouge	Baton Rouge, LA	Casino Queen/Amended Casino Queen Master Lease	103,990	25.1	—	—
Casino Queen Marquette	Marquette, IA	Casino Queen/Amended Casino Queen Master Lease	22,000	10.4	—	—
Belle of Baton Rouge	Baton Rouge, LA	Casino Queen/Amended Casino Queen Master Lease	442,070	13.9	—	288
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease	782,393	167.1	148.5	662
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease	763,939	224.5	31.4	184
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease	1,272,938	241.2	—	397
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease	372,650	160.0	—	—
Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease	4,232,018	18.3	—	2,364
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease	936,453	93.6	—	1,487
/11

Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease	738,905	24.6	—	509
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease	287,436	52.6	—	194
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease	94,017	—	7.4	—
Horseshoe St. Louis	St. Louis, MO	Caesars/Horseshoe St. Louis Lease	807,407	18.5	—	494
Bally's Dover Casino Resort	Dover, DE	Bally's Master Lease	212,500	69.6	—	500
Tropicana Evansville	Evansville, IN	Bally's Master Lease	754,833	18.4	10.2	338
Bally's Black Hawk (5)	Black Hawk, CO	Bally's Master Lease	118,552	3.2	—	—
Bally's Quad Cities Casino & Hotel	Rock Island, IL	Bally's Master Lease	390,285	119.9	—	205
Hard Rock Hotel & Casino Biloxi	Biloxi, MS	Bally's Master Lease	736,180	8.6	—	479
Bally's Tiverton Hotel & Casino	Tiverton, RI	Bally's Master Lease	139,773	46.6	—	84
Tropicana Las Vegas	Las Vegas, NV	Bally's/ Tropicana Las Vegas Lease	—	35.1	—	—
Live! Casino & Hotel Maryland (6)	Hanover, MD	Cordish / Maryland Live! Lease	2,280,591	—	36.4	310
Live! Casino Pittsburgh (6)	Greensburg, PA	Cordish/Pennsylvania Live! Master Lease	129,552	—	1.8	—
Live! Casino and Hotel Philadelphia (6)	Philadelphia, PA	Cordish/Pennsylvania Live! Master Lease	685,000	9.6	—	208
Hard Rock Casino Rockford (6)	Rockford, IL	815 Entertainment/Rockford Lease	—	26.4	—	—
			28,705,551	5,231.9	835.6	14,780
Other Properties
Other owned buildings and land (7)	various	N/A	23,400	24.5	—	—
Total			28,728,951	5,256.4	835.6	14,780

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

Competition
We compete for additional real property investments with other REITs, including a publicly traded gaming focused REIT, VICI Properties Inc., investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have, making it more challenging for us to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
In addition, percentage rent revenues that apply to certain of our leases are dependent on the ability of our gaming tenants to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming
/12

jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other parties may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.

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
Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	77	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	49	Chief Operating Officer, General Counsel and Secretary
Desiree A. Burke	58	Chief Financial Officer and Treasurer
Matthew R. Demchyk	42	Senior Vice President, Chief Investment Officer
Steven L. Ladany	43	Senior Vice President, Chief Development Officer
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
Desiree A. Burke. Ms. Burke is our Chief Financial Officer and Treasurer. She was promoted to Chief Financial Officer in October 2022 and joined the Company in April 2014 as our Senior Vice President and Chief Accounting Officer. Previously, Ms. Burke served as PENN's Vice President and Chief Accounting Officer from November 2009. Additionally, she served as PENN's Vice President and Corporate Controller from November 2005 to October 2009. Prior to her time at PENN, Ms. Burke was the Executive Vice President/Director of Financial Reporting and Control for MBNA America Bank, N.A. She joined MBNA in 1994 and held positions of ascending responsibility in the finance department during her tenure. Ms. Burke is a CPA.
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
/13

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

/14

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
/15

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
/16

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

We do not anticipate receiving rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of gross receipts or sales consistent with the rules described above). Our former parent, PENN, received a private letter ruling from the IRS prior to the Spin-Off that concluded certain rental formulas under the PENN Master Lease will not cause any amounts received under the PENN Master Lease to be treated as other than rents from real property. While we do not expect to seek similar rulings for additional leases we enter into that have substantially similar terms as the PENN Master Lease, we intend to treat amounts received under those leases consistent with the conclusions in the ruling, though there can be no assurance that the IRS will not challenge such treatment. We also do not anticipate receiving more than a de minimis amount of rents from any Related Party Tenant or rents attributable to personal property leased in connection with real property that will exceed 15% of the total rents received with respect to such real property. We may receive certain types of income that will not qualify under the 75% or 95% gross income tests. In particular, dividends received from a TRS will not qualify under the 75% test. We believe, however, that the aggregate amount of such items and other non-qualifying income in any taxable year will not cause GLPI to exceed the limits on non-qualifying income under either the 75% or 95% gross income tests.
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
Asset Tests
At the close of each calendar quarter, we must also satisfy five tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include interests in real property (such as land, buildings, leasehold interest in real property and, for taxable years that began on or after January 1, 2016, personal property leased with real property if the rents attributable to the personal property would be rents from real property under the income tests discussed above), interests in mortgages on real property or
/17

on interests in real property, shares in other qualifying REITs, and stock or debt instruments held for less than one year purchased with the proceeds from an offering of shares of our stock or certain debt and, for tax years that began on or after January 1, 2016, debt instruments issued by publicly offered REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.
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

/18

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

/19

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2023. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2024 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
2021 GLP Holdings Inc. Operating Asset Sales, TRS Merger, and E&P Purging Distribution
On December 17, 2021, we completed our sale of the membership interests of Louisiana Casino Cruises, LLC to a third-party operator and tenant, which was preceded by its conversion from a C corporation and transfer of the real property assets to GLP Holdings, Inc. We completed a similar transaction with PENN involving the membership interests of Penn Cecil Maryland, LLC in July 2021. On December 23, 2021, GLP Holdings, Inc. was merged with and into GLP Capital, L.P. in a transaction which was intended to be treated as a tax-free liquidation of GLP Holdings, Inc., a TRS, into the REIT. The result of such transaction was intended to wind up GLP Holdings, Inc. after its taxable sale of the operating assets and have the REIT receive the real property assets in a carryover basis transaction for income tax purposes prior to the completion of the UPREIT Transaction discussed below. As a result of the tax-free nature of the transaction, the REIT inherited all of GLP Holdings, Inc.'s C corporation earnings and profits earned while it was a TRS. Under Section 857 of the Code, as of the close of the taxable year, a REIT must not have earnings and profits which were accumulated in any non-REIT year, so the REIT was required to distribute any GLP Holdings, Inc. earnings and profits which had accumulated prior to its merger with GLP Capital, L.P. The Company’s Board of Directors declared a special earnings and profits cash dividend of $0.24 per share of its common stock payable on January 7, 2022 to shareholders of record on December 27, 2021. We believe that in accordance with Code Section 857(b)(9), such dividend will be treated as having been paid by the REIT and received by the REIT shareholders on or prior to December 31, 2021 to the extent it was treated as satisfying the REIT’s requirements to purge any earnings and profits from a non-REIT year.
2021 UPREIT Transaction
On December 29, 2021, we completed a transaction with Cordish whereby they contributed certain real property assets into GLP Capital (our operating partnership, or the “OP”) in exchange for newly issued partnership interests in the OP. As a result of the contribution, the UPREIT Transaction was consummated. Prior to the UPREIT Transaction, the OP was owned by the REIT and another entity wholly owned by the REIT and disregarded for income tax purposes, making the OP disregarded as separate from the REIT. The structure of the transaction is intended to allow the REIT to still receive rents from real property on a passthrough basis from the OP, and it will continue to own an interest in real property through its ownership of the OP partnership interests as its sole asset, as discussed below. Based on this, we believe that the UPREIT Transaction will not impact our ability to meet the requirements of the REIT asset, income, and distribution tests described above.
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
/20

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
/21

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
/22

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
/23

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under FIRPTA.

Regulation

The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry, including landlords and other suppliers of products and services to gaming operators, meet certain standards of character and suitability to hold a gaming license. In addition, gaming laws require gaming industry participants to:

•ensure that unsuitable individuals and organizations have no role in asset ownership and/or the operations of gaming assets, and in those jurisdictions that require landowner licensure, ownership of the real property;

•ensure transparency through periodic reporting around certain events, including levels of ownership and control, and licensure for those deemed necessary by the regulators;

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

These regulations impact our business insomuch as the gaming and racing regulatory agencies in the jurisdictions in which we own real estate and our gaming tenants operate require GLPI and its affiliates to maintain a license or finding of suitability as a key business entity, principal affiliate, business entity, qualifier, operator or supplier because of its status as landlord. We are presently licensed by gaming and racing regulatory agencies in the following jurisdictions: Colorado, Delaware, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, Ohio, Rhode Island and Pennsylvania.
Our businesses and those operated by our tenants are subject to various federal, state and local laws and regulations including gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Insurance
We maintain comprehensive general liability, commercial property, fiduciary, directors and officers liability, and business interruption insurance covering our business. In regards to our properties subject to triple-net leases, those lease agreements require our tenants to procure and maintain their own comprehensive general liability, commercial property and business interruption coverage, including all insurance mandated by law, including protection for our insurable interests as the landlord.
/24

Environmental Matters
Our properties are subject to U.S. federal, state and local environmental laws governing and regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes, and required actions and response efforts. Certain of the properties we own utilize or have utilized above or underground storage tanks to store oil and certain fuels for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Certain of the real estate assets owned by GLPI were developed and constructed on remediated former commercial and industrial sites. In connection with the ownership of our real property assets, we could be found legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.

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

As part of the Company's due diligence process prior to acquiring real estate assets we routinely commission environmental assessments to assess the potential for such liability. We are not aware of any environmental issues, potential litigation or recognized environmental conditions that are expected to have a material impact on the operations of any of our properties or that would materially impact our ownership of those real estate assets.

Corporate Responsibility and Environmental, Social, Governance (ESG)

We believe that corporate responsibility, including environmental and community stewardship, is an integral component of being a responsible corporate citizen. With this in mind, we continue to integrate ESG practices and implement social and sustainability strategies and initiatives into our overall business strategies intended to create long-term value for our shareholders, employees and other stakeholders.

ESG opportunities, risks and strategy are developed and managed by the Company’s management team collaboratively with the Company's cross-functional ESG Steering Committee. The Company’s Nominating and Corporate Governance Committee oversees Company matters relating to ESG, including oversight of the Company’s policies and strategies relating to human capital management, corporate culture, and diversity, equity, and inclusion, which are discussed thoughtfully by the Committee and reported to our Board of Directors. The ESG Steering Committee meets regularly and reports to the Nominating and Corporate Governance Committee on a quarterly basis and more frequently, as needed.

Environmental Sustainability

We are committed to conducting our business in an environmentally conscious manner. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long-term success of the Company. We promote sustainable practices and environmental stewardship throughout the organization, with a particular emphasis on energy efficiency, recycling, indoor environmental quality, and environmental awareness.

With the exception of our corporate headquarters, our properties are leased to gaming operators pursuant to triple-net lease agreements, meaning each operator is responsible for business operations, maintenance, insurance, taxes, utilities, and
/25

other property-related expenses, including with respect to all ESG strategies. The oversight and control of all energy and water usage and consumption and operations-related sustainability strategies related thereto is the sole responsibility of our tenants. Consequently, fostering a strong channel of communication with our tenants is an important component in the evolution of the environmental sustainability of our properties and establishing long-term, successful relationships is critical to the success of our business. Through our formalized Tenant Partnership Program, we discussed the importance of collecting and sharing utility data. To reinforce our level of commitment and support to tenants in these areas, we provided them with accessibility and use, at no charge, to a third-party platform to aid in the aggregation and compilation and reporting of utility data to encourage enhanced transparency and to aid in determining greenhouse gas emissions at our properties. As of December 31, 2023, we had 100% agreement from our tenants to provide utility data for those properties. We are committed to offering continued support to our tenants in the area of data sharing and sustainability. We also implemented certain green lease provisions, which include data collection obligations in many of our leases.

We are evaluating climate-related risks and opportunities to include in our near and long-term environmental strategies. We published our first standalone ESG Tearsheet in 2022 and expect to publish our inaugural standalone Corporate Responsibility Report with updated metrics and environmental data in the first quarter of 2024. We also refined our process for Scope 1 and 2 emissions data collection and reporting through the engagement of a third-party vendor.

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

Recognizing that sustainability is a journey, we are committed to continuous improvement and will endeavor to engage and communicate with our key stakeholders regarding our ESG stewardship. Further, we are committed to developing initiatives to address and mitigate those environmental risks within our control and supporting our tenants to do the same. In 2023, we completed portfolio wide inspections of all of the leased real estate owned by the Company, which also included a comprehensive ESG and climate assessment component.

Human Capital Management

As of December 31, 2023, we had 18 full-time employees. Our employees are a valued asset and integral to the success of the Company. We strive to prioritize our employees’ education, development, growth, and well-being. We are passionate about developing our talent. We provide tuition reimbursement, professional development reimbursement, and performance appraisals. We are committed to continuing to develop strategies focused on employee growth, development and well-being.

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

We offer competitive and balanced benefits, including a flexible work policy designed to ensure a healthy work-life balance as well as flexible summer hours. Our array of other well-being and benefits packages includes a 401(k) plan with employer match, family leave, a health and fitness facility at the corporate campus and an employee assistance plan (EAP), among other non-salary benefits. The Company also offers paid time off for volunteering and community involvement.

Our view of human capital management extends beyond our employees to our vendors and other third parties with whom we do business. Our adoption of our Vendor Code of Conduct was designed to ensure that we engage individuals and businesses that are committed to the health and well-being of their employees as well.

/26

Diversity, Equity, and Inclusion (DEI)

GLPI is focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to the workplace. We value diverse representation, backgrounds and viewpoints and believe that they serve to strengthen our business proposition for the long-term horizon.

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

As of December 31, 2023, 50% of our employees identify as female.

Tenant Engagement

Since the formalization of our Tenant Partnership Program, we have continued to engage with our tenants, at least annually, but more frequently as deemed necessary, to address and discuss ESG related matters such as environmental data collection, sustainability strategies and community engagement opportunities. We are proud to report 100% tenant participation in response to our engagement efforts again in 2023. We continue to foster these relationships and identify community engagement partnership opportunities. We believe that aligning, sharing and committing to similar sustainability goals will continue to allow our Company and our tenant stakeholders to make a greater collective impact, while fostering long-term, successful relationships in the communities in which we own real estate and conduct business.

Community Engagement
We take an active role in supporting our communities by partnering with local and national organizations to administer charitable contributions, provide community service, and organize the donation of goods to assist local families in need. We endeavor to broaden our outreach and maximize our impact year over year. Our employees volunteer at food banks and participate in other charitable events. We completed our second Annual Day of Service to support the Berks County branch of Helping Harvest in fighting hunger. 89% of our employees participated in this initiative focused on helping our local community. The Company also contributed to the construction of a women's and children's shelter in Berks County, Pennsylvania and committed to a multi-year donation. The Company proudly further expanded its local community involvement efforts nationally partnering with certain tenants in those states where we own real estate. For example, in 2023, the Company partnered with its tenant to sponsor the St. Charles County Mayor's Charity Ball which benefited deserving charities in the St. Charles, Missouri area. Other notable partnerships and community outreach and involvement include Angel Tree, Trees for Troops, Salvation Army and Habitat for Humanity.

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

/27

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
/28

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
Certain of our tenants operate and manage facilities that are located in areas that experience extreme weather conditions and are more sensitive to the adverse effects of climate change.
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
The Company cannot predict the impact that changing climate conditions will have on the Company’s business, financial condition, results of operations or cash flows. Indirect weather-related impacts may affect the number of visitors to our tenants’ facilities in various ways, such as blocked access due to flooding, restricted access due to property damage, or decreased destination attractiveness of our tenants’ facilities. These facilities could be impacted by damage to their infrastructure or disruptions in their operations. The Company considers the potential impact of weather and climate change in acquiring properties and assessing portfolio risk.
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
/29

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

Rent coverage ratios under our leases exceed that of pre-COVID-19 levels and business and social life have mostly returned to normal. However, the ultimate impact of COVID-19 and its variants on us is uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the continued emergence of new strains of COVID-19, the effectiveness of vaccines and therapeutics over time against current and future strains of COVID-19, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others.
Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.
/30

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
Our charter and bylaws, in addition to Pennsylvania law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Our charter and bylaws, among other things (i) permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock; (ii) establish certain advance notice procedures for shareholder proposals, and require all director candidates to be recommended by the nominating and corporate governance committee of the Board of Directors following the affirmative determination by the nominating and corporate governance committee that such nominee is likely to meet the applicable suitability requirements of any federal, state or local regulatory body having jurisdiction over us; (iii) provide that a director may only be removed by shareholders for cause and upon the vote of 75% of the shares entitled to vote; (iv) require shareholders or shareholder groups to own 3% or more of our outstanding common stock in order to recommend a person for direct nomination for election to the Board of Directors and inclusion in our proxy materials; (v) require shareholders to have beneficially owned at least 1% of our outstanding common stock in order to recommend a person for nomination for election to the Board of Directors, or to present a shareholder proposal, for action at a shareholders' meeting; and (vi) provide for super majority approval requirements for amending or repealing certain provisions in our charter and in order to approve an amendment or repeal of any provision of our bylaws that has not been proposed by our Board of Directors.
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
/31

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
In addition, even if damage to our properties is covered by insurance, a disruption of our or our tenant's business caused by a casualty event may result in the loss of business or tenants. The business interruption insurance our tenants carry may not fully compensate us for the loss of business of our tenants due to an interruption caused by a casualty event.
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

/32

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
The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminate net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limit the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer, but do not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally. In addition, future changes in tax laws, including the proposed tax agenda presented by the Biden administration, or tax rulings, could affect our effective tax rate, the tax rate of shareholders of our stock, and overall benefit of maintaining our status as a REIT. For example, the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act could be reduced or rescinded, individual tax rates may increase, and the §199A deduction for REIT dividends could be phased out.
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
/33

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
/34

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

/35

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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, or pay dividends in the form of taxable in-kind distributions of property, including potentially, shares of our common stock, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock. Restrictions on our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares of our common stock outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of PENN to make rental payments under its leases would materially impair our ability to make distributions. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.
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

/36

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
As of December 31, 2023, we had approximately $6.6 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$6,075.0 million of outstanding senior unsecured notes;

•$600.0 million of term loans, and

•approximately $0.4 million of finance lease liabilities related to certain assets.
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

/37

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Amended Credit Facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness or access new indebtedness will depend on the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms may have an adverse effect, which could be material to our business, financial position or results of operations.
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
/38

Further, the dividend yield on our common stock, as a percentage of the price of such common stock, may influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which may adversely affect the market price of our common stock.
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under our $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") and our Term Loan Credit Facility. These debt instruments are indexed to a Secured Overnight Financing Rate ("SOFR"). Our total variable rate debt approximated 9% of our total debt at December 31, 2023.
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

As is customary for a public company target in a merger and acquisition transaction, Tropicana has no obligation to indemnify us or Caesars for any breaches of its representations and warranties or covenants included in the Tropicana Merger Agreement and the Amended Real Estate Purchase Agreement, or for any pre-closing liabilities or claims. While we have certain arrangements in place with Caesars in connection with certain limited pre-closing liabilities, if any issues arise post-closing (other than as provided for in the Third Amended and Restated Caesars Master Lease), we may not be entitled to sufficient, or any, indemnification or recourse from Tropicana or Caesars, which could have a materially adverse impact on our business and results of operations.
PENN has contractual obligations to indemnify us for certain liabilities, including liabilities as successor in interest to Pinnacle. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that PENN's ability to satisfy its and Pinnacle's indemnification obligations will not be impaired in the future.
PENN has contractual obligations to indemnify us for certain liabilities, including liabilities as successor in interest to Pinnacle. However, third parties could seek to hold us responsible for any of the liabilities that PENN and Pinnacle agreed to retain, and there can be no assurance that PENN will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from PENN any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from PENN and such recovery could have a material adverse impact on PENN's financial condition and ability to pay rent due under the PENN 2023 Master Lease, the Amended PENN Master Lease and/or the Amended Pinnacle Master Lease.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

The Company maintains a cyber risk program as a part of its enterprise risk management program that is designed to identify, assess, mitigate and manage cyber risks. The Company’s Vice President of Information Technology is responsible for managing the Company’s cyber risk program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising third parties assisting in these efforts. The Company's Vice President of Information Technology has two decades of experience in the Information Technology industry, with a strong emphasis on cybersecurity whose professional experience is distinguished by a Bachelor's degree in Network Operation and
/39

Security and enriched by practical, hands on experience in the field. The Vice President's long standing career in Information Technology reflects a deep seated expertise in safeguarding digital infrastructures in today's dynamic cyber environment.

The Company has policies and procedures concerning cybersecurity matters, which include policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. All Company employees are required to complete annual cybersecurity training programs.

The Company engages third party vendors to periodically test, monitor and maintain the performance and effectiveness of the Company’s cyber risk program. In addition, in 2023 the Company participated in a comprehensive third-party cyber risk review as part of its annual insurance renewal process and consideration of cyber risk coverage.

The Audit and Compliance Committee of the Board of Directors oversees the Company’s cybersecurity risk program and the process employed to monitor and mitigate cybersecurity risks. Members of the management team provide periodic updates to the Audit and Compliance Committee on the status of the Company’s cyber risk management program. In addition, cybersecurity risks are reviewed by the Board of Directors as part of the Company’s ongoing enterprise risk management program.

As a triple net REIT with no significant consumer facing infrastructure or exposure, the Company faces a limited number of cybersecurity risks in connection with the operation of the business. Risks from cybersecurity threats have not materially affected the Company to date and are not reasonably likely to materially affect the Company, including the Company's business strategy, results of operations or financial condition. Other than widespread threats generally affecting businesses, the Company has not experienced threats to or breaches of its data or systems, including malware and computer virus attacks. For more information about the cybersecurity risks faced by the Company, see the risk factor entitled “We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems” in Item 1A- Risk Factors.
/40

ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2023, the Company had 61 rental properties, consisting of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 3 gaming and related facilities operated by the Cordish Companies, the real property associated with 4 gaming and related facilities operated by Casino Queen, 9 gaming and related facilities operated by Bally's and 1 gaming facility under construction that upon opening is intended to be managed by Hard Rock. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
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

/41

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 14, 2024, there were approximately 687 holders of record of our common stock.
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
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a TRS effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.
On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital.
During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the Tropicana Las Vegas, elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged
/42

into GLP Capital. GLPI paid a special earnings and profit dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building to Bally's.
In connection with the UPREIT Transaction with Cordish, GLP Capital issued 7,366,683 newly-issued OP Units to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish. In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Biloxi and Bally's Tiverton. There were 7,653,326 OP Units outstanding as of December 31, 2023.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2023, GLPI's portfolio consisted of interests in 61 gaming and related facilities, which was comprised of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish and the real property associated with 4 gaming and related facilities operated by Casino Queen and 1 gaming facility under construction that upon opening is intended to be managed by Hard Rock. These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 28.7 million square feet. As of December 31, 2023, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
PENN 2023 Master Lease and Amended PENN Master Lease
As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to the Original PENN Master Lease. The Original PENN Master Lease was a triple-net operating lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On October 10, 2022, the Company announced that it agreed to create the PENN 2023 Master Lease for seven of PENN's properties. The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The PENN 2023 Master Lease became effective on January 1, 2023.

Pursuant to this agreement, the Amended PENN Master Lease was also created to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original Penn Master Lease were added to the PENN 2023 Master Lease. In addition, the Meadows Lease and the Perryville Lease were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino Columbus, and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the PENN 2023 Master Lease and the Amended PENN Master Lease are substantially similar to the Original PENN Master Lease with the following key differences:

•The PENN 2023 Master Lease is cross-defaulted and co-terminus with the Amended PENN Master Lease.
•The rent for the PENN 2023 Master Lease is $232.2 million in base rent with fixed annual escalation of 1.50%, with the first escalation occurring on November 1, 2023.
/43

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

Third Amended and Restated Caesars Master Lease

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

On June 15, 2020, the Company entered into the Amended and Restated Caesars Master Lease to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Waterloo, Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Tropicana Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020.

/44

On December 18, 2020, the Company and Caesars entered into the Second Amended and Restated Caesars Master Lease in connection with the completion of the Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land component were increased.

On November 13, 2023, the Company and Caesars entered into the Third Amended and Restated Caesars Master Lease in connection with Caesars selling its interest in the Belle of Baton Rouge to Casino Queen with no change in rent obligation to the Company. See Note 12 for further discussion.

Horseshoe St. Louis Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Horseshoe St. Louis, whereby the Company extended funds to Caesars under the CZR loan. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to the Bally's Master Lease which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold.

On April 1, 2022 and January 3, 2023, the Company completed the acquisitions of real estate assets of Bally's Biloxi, Bally's Tiverton, Bally's Black Hawk, and Bally's Quad Cities. These properties were added to the existing Bally's Master Lease with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, a deposit of $200.0 million funded by GLPI in September 2022 was returned to the Company along with a $9.0 million transaction fee that was recorded against the purchase price of the assets acquired. Concurrent with the closing, GLPI borrowed $600 million under its previously structured delayed draw term loan. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort prior to December 31, 2026 for a purchase price of $771.0 million and additional rent of $58.8 million.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020.
On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with rent subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI
/45

meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease.
On May 13, 2023 the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics, which owns the Team, entered into the LOI setting forth the terms for developing the Stadium. The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre Tropicana Site, owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN pursuant to the Morgantown Lease for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. In lease years two and three, rent increased by 1.5% annually (and on a prorated basis for the remainder of the lease year in which the gaming facility opened) for each of the following three lease years and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Hollywood Casino Morgantown opened on December 22, 2021.

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement with respect to the HCBR transaction. The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Second Amended and Restated Casino Queen Master Lease. The lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant on the same terms and conditions. See Note 12 for a discussion regarding such renewal options. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million on September 6, 2023. The annual rent on the Second Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Company entered into the Third Amended and Restated Casino Queen Master Lease on November 13, 2023.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it had agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground
/46

leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs, at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, GLPI closed the acquisition of the Live! Casino & Hotel Maryland and GLPI entered into the Maryland Live! Lease. On March 1, 2022, GLPI closed the acquisition of the Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to the Pennsylvania Live! Master Lease. The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with maximum terms of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease with 815 Entertainment. The initial annual rent for the Rockford Lease is subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of December 31, 2023, $40 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.
The majority of our earnings are the result of revenues we receive from our triple-net master leases with PENN, Boyd, Bally's, Cordish, Casino Queen and Caesars. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2023, our portfolio consisted of 61 gaming and related facilities. Our portfolio, including our corporate headquarters building, comprises approximately 28.7 million square feet and approximately 5,200 acres of land and is broadly diversified by location across 18 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.
/47

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
Resilient Regional Gaming Characteristics
We believe that the recession resulting from the COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being forced to close during mid-March 2020, the Company collected all contractual rents, inclusive of rent credits, due in 2020. Furthermore, our tenants' results since they have reopened has been strong and in some cases better than prior to COVID-19, due to their increased focus on cost efficiencies and decreasing and/or eliminating lower margin amenities. For instance, the rent coverage ratios on all of our leases have increased compared to pre-COVID-19 levels at December 31, 2019. Although we are unable to predict whether these results will continue, we believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
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
Segment Information

Due to the sale of the operations of the TRS Properties, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. As such, as of January 1, 2022, the Company has one reportable segment. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements by the Chief Executive Officer, who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting).

/48

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,440.4 million and $1,068.7 million, respectively, for the year ended December 31, 2023, compared to $1,311.7 million and $1,029.9 million, respectively, for the year ended December 31, 2022.  The major factors affecting our results for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were as follows:

•Total income from real estate was $1,440.4 million and $1,311.7 million for the years ended December 31, 2023 and 2022, respectively. Total income from real estate increased by $128.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Current results benefited from the additions to, and/or the full year impact of the Bally's Master Lease, the Pennsylvania Live! Master Lease, the Tropicana Lease, the Third Amended and Restated Casino Queen Master Lease, and the Rockford Lease and Rockford Loan, which in the aggregate increased cash income by $74.2 million. Current year results also benefited by $15.3 million from escalations on our leases. The Company also recognized favorable straight line rent adjustments of $35.6 million compared to the corresponding period in the prior year, as well as higher accretion of $3.6 million on its Investment in leases, financing receivables. Finally, the Company had higher ground rent income of $1.3 million due primarily to the additions to the Bally's Master Lease. Partially offsetting these favorable variances, was a $1.3 million decline in percentage rent.

•Total operating expenses increased by $89.9 million for the year ended December 31, 2023, as compared to the prior year. The reason for the increase was due to a decline in gains from dispositions of property of $67.5 million compared to the prior year due to the sale of the Tropicana Las Vegas building to Bally's in 2022, a $24.2 million increase in depreciation expense due to our recent acquisitions and a $5.1 million increase in general and administrative expenses due primarily from transaction related costs that did not qualify for capitalization as well as higher stock based compensation charges due to higher valuations on the Company's equity awards. Partially offsetting these increases was a property transfer tax recovery of $2.2 million in the current year compared to an impairment charge of $3.3 million in 2022, as well as lower land rights and ground lease expense of $0.9 million and lower provision for credit losses of $0.4 million.

•Other expenses, net increased by $1.8 million for the year ended December 31, 2023, as compared to the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions, partially offset by an increase in interest income.

•Income tax expense decreased by $15.1 million for the year ended December 31, 2023 as compared to the prior year The reason for the decrease was primarily due to the taxes incurred on the gain on the sale of the building at Tropicana Las Vegas in 2022.

•Net income increased by $52.1 million for the year ended December 31, 2023, as compared to the prior year, primarily due to the variances explained above.

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
/49

Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with PENN, Caesars, Bally's, Boyd, Cordish and Casino Queen. We also have separate single property leases with PENN, Caesars, Boyd, Cordish and 815 Entertainment. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

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

The tests outlined above, as well as the resulting calculations, require subjective judgments, such as determining, at lease inception, the fair value of the underlying leased assets, the residual value of the assets at the end of the lease term, the likelihood a tenant will exercise some or all renewal options (in order to determine the lease term), the estimated remaining economic life of the leased assets, and an allocation of rental income received under our Master Leases to the underlying leased assets. A slight change in estimate or judgment can result in a materially different financial statement presentation and income recognition method.

Investment in Leases, Financing Receivables, net

In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable
/50

under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. We have concluded that certain of our leases are required to be accounted for as an Investment in leases - financing receivable on our Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
Allowance for credit losses
The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables, net as well as the Company's real estate loans.
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
/51

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

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties and account for a significant portion of our revenue.

•The risks related to economic conditions, including stress in the banking sector, high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine as well as conflicts in the Middle East) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

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

•Our leases contain variable rent that resets on varying schedules depending on the lease. The Company's percentage rent which is subject to adjustment was 5.3% of total cash rent in 2023 compared to 11.7% in 2022.

/52

The consolidated results of operations for the years ended December 31, 2023 and 2022 are summarized below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total revenues	$1,440,392	$1,311,685
Total operating expenses	371,688	281,770
Income from operations	1,068,704	1,029,915
Total other expenses	(311,337)	(309,575)
Income before income taxes	757,367	720,340
Income tax expense	1,997	17,055
Net income	755,370	703,285
Net income attributable to non-controlling interest in the Operating Partnership	(21,087)	(18,632)
Net income attributable to common shareholders	$734,283	$684,653

The Company has omitted the discussion comparing its operating results for the year ended December 31, 2022 to its operating results for the year ended December 31, 2021 from its Annual Report on Form 10-K for the year ended December 31, 2023. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for these disclosures.

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs; bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries and impairment charges; straight-line rent adjustments; losses on debt extinguishment; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries; impairment charges; losses on debt extinguishment; and provision (benefit) for credit losses, net.

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

/53

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income	$755,370	$703,285
(Gains) or losses from dispositions of property, net of tax	(22)	(52,844)
Real estate depreciation	260,440	236,809
Funds from operations	$1,015,788	$887,250
Straight-line rent adjustments	(39,881)	(4,294)
Other depreciation	2,430	1,879
Amortization of land rights	13,554	15,859
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	9,857	9,975
Accretion on investment in leases, financing receivables	(23,056)	(19,442)
Non-cash adjustment to financing lease liabilities	469	483
Stock based compensation	22,873	20,427
Losses on debt extinguishment	556	2,189
Property transfer tax recoveries and impairment charges	(2,187)	3,298
Provision for credit losses, net	6,461	6,898
Capital maintenance expenditures	(67)	(159)
Adjusted funds from operations	$1,006,797	$924,363
Interest, net (2)	308,090	304,703
Income tax expense	1,997	2,418
Capital maintenance expenditures	67	159
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(9,857)	(9,975)
Adjusted EBITDA	$1,307,094	$1,221,668

(1)    Such amortization is a non-cash component included in interest, net.
(2)    Amounts exclude the non-cash interest expense gross up related to the ground lease for the Maryland Live! property.

Net income, FFO, AFFO, and Adjusted EBITDA were $755.4 million, $1,015.8 million, $1,006.8 million and $1,307.1 million, respectively, for the year ended December 31, 2023. This compared to net income, FFO, AFFO, and Adjusted EBITDA, of $703.3 million, $887.3 million, $924.4 million and $1,221.7 million, respectively, for the year ended December 31, 2022. The increase in net income was primarily driven by a $128.7 million increase in income from real estate as explained below. This was partially offset by higher operating expenses of $89.9 million that are also discussed below. The Company also incurred lower income tax expense of $15.1 million for the year ended December 31, 2023 due primarily from the sale of the Tropicana Las Vegas building to Bally's in 2022.

The increases in FFO for the year ended December 31, 2023 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above.

/54

Revenues

Revenues for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2023	2022	Variance	Variance
Rental income	$1,286,358	$1,173,376	$112,982	9.6%
Income from Investment in leases, financing receivables	152,990	138,309	14,681	10.6%
Interest income from real estate loans	1,044	—	1,044	N/A
Total income from real estate	1,440,392	1,311,685	128,707	9.8%

Total income from real estate

Total income from real estate increased $128.7 million, or 9.8%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Current results benefited from the additions to, and/or the full year impact of the the Bally's Master Lease, the Pennsylvania Live! Master Lease, the Tropicana Lease, the Third Amended and Restated Casino Queen Master Lease, and the Rockford Lease and Rockford Loan which in the aggregate increased cash income by $74.2 million. Current year results also benefited by $15.3 million from escalations on our leases. The Company also recognized favorable straight line rent adjustments of $35.6 million compared to the corresponding period in the prior year, as well as higher accretion of $3.6 million on its Investment in leases, financing receivables. Finally, the Company had higher ground rent income of $1.3 million due primarily to the additions to the Bally's Master Lease. Partially offsetting these favorable variances was a $1.3 million decline in percentage rent.

/55

Details of the Company's income from real estate for the year ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

Year Ended December 31, 2023	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended Penn Master Lease	$208,889	$43,035	$29,977	$—	$281,901	$(7,610)	$2,304	$—	$276,595
PENN 2023 Master Lease	232,750	—	(312)	—	232,438	25,388	—	—	257,826
Amended Pinnacle Master Lease	239,532	71,256	28,655	—	339,443	7,432	8,255	—	355,130
PENN Morgantown Lease	—	3,092	—	—	3,092	—	—	—	3,092
Caesars Master Lease	63,493	23,729	—	—	87,222	9,378	1,449	—	98,049
Horseshoe St. Louis Lease	23,451	—	—	—	23,451	1,813	—	—	25,264
Boyd Master Lease	79,748	11,786	10,263	—	101,797	2,296	1,729	—	105,822
Boyd Belterra Lease	2,819	1,894	1,889	—	6,602	605	—	—	7,207
Bally's Master Lease	102,438	—	—	—	102,438	—	10,964	—	113,402
Maryland Live! Lease	75,000	—	—	—	75,000	—	8,450	13,503	96,953
Pennsylvania Live! Master Lease	50,000	—	—	—	50,000	—	1,237	8,908	60,145
Casino Queen Master Lease	25,373	—	—	—	25,373	579	—	—	25,952
Tropicana Las Vegas Lease	—	10,555	—	—	10,555	—	—	—	10,555
Rockford Lease	—	2,711	—	—	2,711	—	—	645	3,356
Rockford Loan	—	—	—	1,044	1,044	—	—	—	1,044
Total	$1,103,493	$168,058	$70,472	$1,044	$1,343,067	$39,881	$34,388	$23,056	$1,440,392

Year Ended December 31, 2022	Building base rent	Land base rent	Percentage rent	Total cash income	Straight line rent	Ground rent in revenue	Accretion on financing leases	Other rental revenue	Total income from real estate
PENN Master Lease	$285,944	$93,969	$97,423	$477,336	$(11,700)	$2,495	$—	$—	$468,131
Amended Pinnacle Master Lease	234,835	71,256	28,030	334,121	(1,494)	8,173	—	—	340,800
PENN Meadows Lease	15,811	—	8,824	24,635	2,289	—	—	589	27,513
PENN Morgantown Lease	—	3,047	—	3,047	—	—	—	—	3,047
PENN Perryville Lease	5,871	1,943	—	7,814	196	—	—	—	8,010
Caesars Master Lease	62,709	23,729	—	86,438	10,162	1,512	—	—	98,112
Horseshoe St. Louis Lease	23,161	—	—	23,161	2,103	—	—	—	25,264
Boyd Master Lease	78,184	11,785	10,124	100,093	2,296	1,729	—	—	104,118
Boyd Belterra Lease	2,764	1,894	1,865	6,523	—	—	—	—	6,523
Bally's Master Lease	49,598	—	—	49,598	—	9,603	—	—	59,201
Maryland Live! Lease	75,000	—	—	75,000	—	8,521	12,569	—	96,090
Pennsylvania Live! Master Lease	41,667	—	—	41,667	—	1,001	6,873	—	49,541
Casino Queen Master Lease	22,122	—	—	22,122	442	—	—	—	22,564
Tropicana Las Vegas Lease	—	2,771	—	2,771	—	—	—	—	2,771
Total	$897,666	$210,394	$146,266	$1,254,326	$4,294	$33,034	$19,442	$589	$1,311,685

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

/56

The Company recognizes earnings on Investment in leases, financing receivables, based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on financing leases represent earnings recognized in excess of cash received during the period.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2023	2022	Variance	Variance
Land rights and ground lease expense	$48,116	$49,048	$(932)	(1.9)%
General and administrative	56,450	51,319	5,131	10.0%
Gains from disposition of properties	(22)	(67,481)	67,459	(100.0)%
Property transfer tax recovery and impairment charge	(2,187)	3,298	(5,485)	(166.3)%
Depreciation	262,870	238,688	24,182	10.1%
Provision for credit losses, net	6,461	6,898	(437)	(6.3)%
Total operating expenses	$371,688	$281,770	$89,918	31.9%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $0.9 million, or 1.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The year ended December 31, 2022 had a $2.7 million accelerated write-off due to a partial donation of leased land which was partially offset by higher rent expense due to the acquisition of additional real estate assets that have ground leases.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses increased by $5.1 million, or 10.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The reason for the increase was due primarily from transaction related costs that did not qualify for capitalization as well as higher stock based compensation charges due to higher valuations on the Company's equity awards.

Gains from dispositions of property

Gains from dispositions of property totaled $67.5 million for the year ended December 31, 2022 which was a result of the $67.4 million pre-tax gain on the sale of the Tropicana Las Vegas building to Bally's.

Property transfer tax recovery and impairment charge

For the year ended December 31, 2023, the Company recorded a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant. During the corresponding period in the prior year, the Company completed the sale of excess land for approximately $3.5 million that had a carrying value of $6.8 million and as such the Company recorded an impairment charge for the year ended December 31, 2022.

Depreciation expense

Depreciation expense increased by $24.2 million, or 10.1%, to $262.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the Company's acquisitions over the past year.

Provision for credit losses, net

For the year ended December 31, 2023, the Company recorded a $6.5 million provision for credit losses as compared to a $6.9 million provision in the corresponding period in the prior year. The primary reason for the current year provision was related to the initial provision of $6.2 million on the Rockford Lease and the Rockford Loan and related loan commitment. During 2022, the Company recorded an initial provision of $32.3 million on the Pennsylvania Live! Master Lease which was
/57

originated on March 1, 2022. However, this initial provision was partially offset due to improved performance and updated earnings forecast from its tenant for the properties comprising both the Maryland Live! Lease and the Pennsylvania Live! Master Lease. This resulted in improved rent coverage ratios in its reserve calculation which led to a reduction in the required reserves for both financing receivables. See Note 7 for additional information.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2023	2022	Variance	Variance
Interest expense	$(323,388)	$(309,291)	$(14,097)	4.6%
Interest income	12,607	1,905	10,702	561.8%
Losses on debt extinguishment	(556)	(2,189)	1,633	(74.6)%
Total other expenses	$(311,337)	$(309,575)	$(1,762)	0.6%

Interest expense

For the year ended December 31, 2023, the Company's interest expense increased by $14.1 million as compared to the corresponding period in the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions. See Note 10 for additional information.

Interest income

Interest income for the year ended December 31, 2023 increased by $10.7 million due to higher cash balances and market interest rates in the current year.

Taxes

Our income tax expense decreased $15.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. During the year ended December 31, 2023, we had income tax expense of approximately $2.0 million, compared to income tax expense of $17.1 million during the year ended December 31, 2022. The reason for the decrease was primarily due to the taxes incurred on the gain on the sale of the building at Tropicana Las Vegas in 2022.

Net income attributable to noncontrolling interest in the Operating Partnership

As partial consideration for certain real estate acquisitions, the Company's operating partnership has issued OP Units. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. The operating partnership is a variable interest entity ("VIE") in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Consolidated Balance Sheets and allocates the proportion of net income to the noncontrolling interests on the Consolidated Statements of Income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $1,009.4 million and $920.1 million during the years ended December 31, 2023 and 2022, respectively. The increase in net cash provided by operating activities of $89.2 million for the year ended December 31, 2023 as compared to the prior year was primarily due to an increase in cash receipts from customers of $88.1 million along with decreases in cash paid for taxes of $19.3 million and an increase in interest income of $10.7 million, partially offset by increases in cash paid for interest and cash paid for operating expenses of $23.9 million and $5.5 million, respectively. The increase in cash receipts collected from our customers for the year ended December 31, 2023, as compared to the corresponding period in the prior year, was due to the additions to and/or the full year impact of the Bally's Master Lease,
/58

the Third Amended and Restated Casino Queen Master Lease, the Pennsylvania Live! Master Lease, the Rockford Lease and Rockford Loan and the Tropicana Lease as well as escalations incurred on our leases.

Investing activities used net cash of $650.8 million and $354.5 million during the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities during the year ended December 31, 2023 consisted primarily of $412.3 million for the acquisition of the real estate assets of Bally's Tiverton, RI and Hard Rock Biloxi, MS properties (which was net of the $200 million deposit paid in the prior year) which were added to the Bally's Master Lease, $32.7 million and $1.8 million for the acquisition of the real estate assets of the Casino Queen Marquette, IA and two building assets at the Belle of Baton Rouge properties, respectively, which were added to the Third Amended and Restated Casino Queen Master Lease, and $7.6 million and $8.7 million for land in Joliet, IL and Aurora, IL, respectively. The Company also incurred capital expenditures equal to $47.4 million for the development project at Hollywood Casino Baton Rouge. The Company also acquired land for $100.2 million associated with the Rockford Lease which was accounted for as an Investment in lease, financing receivables and $40.0 million in fundings for the Rockford Loan. Net cash used in investing activities during the year ended December 31, 2022 consisted primarily of $129.0 million for the acquisition of the real estate assets included in the Pennsylvania Live! Master Lease which was accounted for as an Investment in lease, financing receivables, $200 million for a deposit payment for the Bally's Tiverton, RI and Hard Rock Biloxi, MS real estate acquisitions previously discussed, $150.1 million for the acquisition of the real estate assets of Bally's Black Hawk, CO and Rock Island, IL properties which were added to the Bally's Master Lease, and capital expenditures equal to $24.0 million, partially offset by the proceeds of $145.2 million from the sale of the Company's building at Tropicana Las Vegas and the sale of excess land for $3.5 million.

Financing activities provided net cash of $86.4 million during the year ended December 31, 2023 and used net cash of $1,051.2 million during the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 was driven by $1,077.8 million of proceeds from the issuance of long-term debt and $469.2 million of net proceeds from the issuance of common stock. This was offset by repayments of long term debt of $585.1 million, dividend payments of $834.0 million, non-controlling interest distributions of $24.1 million, financing costs of $4.0 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million. Net cash used in financing activities for the year ended December 31, 2022 was driven by the repayment of long term debt of $1,271.1 million, dividend payments of $770.9 million, non-controlling interest distributions of $20.7 million, financing costs of $11.9 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $11.9 million. These items were partially offset by $424.0 million of proceeds from the issuance of long-term debt and $611.3 million of net proceeds from the issuance of common stock.

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

During the years ended December 31, 2023 and 2022 we spent approximately $0.1 million and $0.2 million respectively, for capital maintenance expenditures. Our tenants are responsible for capital maintenance expenditures at our leased properties. However, during the years ended December 31, 2023 and 2022, we incurred $47.4 million and $23.9 million, respectively, on capital project expenditures related to a landside development project at Hollywood Casino Baton Rouge.

As described in Note 11, the Company has various funding commitments over the next several years with PENN, Bally's and Casino Queen to develop new casino projects or enhance existing facilities leased by these tenants. The exact amounts and timing of these commitments can not be precisely determined, however the Company expects to fund up to $575 million to develop or enhance facilities leased to PENN under the PENN 2023 Master Lease, consisting of $225 million for the relocation of PENN's riverboat in Aurora, Illinois at a 7.75% cap rate and, if requested by PENN, up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates if the funding is requested by PENN. Additionally, the Company is expected to commit up to $175 million of funding for hard construction costs related to the development of a potential casino resort redevelopment envisioned at the Tropicana Site where the Stadium is intended to be constructed for the Athletics. The Company has also committed to provide up to $150 million (of which $40 million was funded as of December 31, 2023) of development funding via the Rockford Loan. Finally, the Company committed funding for certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million.

/59

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

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is required to prepay outstanding term loans with 100% of the net cash proceeds from the issuance of other debt that is unconditionally guaranteed by GLPI and conditionally guaranteed by Bally’s (“Alternative Acquisition Debt”) that is received by GLPI, GLP Capital or any of their subsidiaries after the funding date of the Term Loan Facility (other than any incremental term loans under the Term Loan Credit Agreement and loans under the Bridge Revolving Facility (as defined below)) except to the extent such net cash proceeds are applied to repaying outstanding loans under the Bridge Revolving Facility. GLP Capital is not otherwise required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders, and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminated on August 31, 2023.

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
/60

material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder.

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for the Initial Revolving Credit Facility maturing in May 2026, plus two six-month extensions at GLP Capital's option. GLP Capital is the primary obligor under the Credit Agreement, which was guaranteed by GLPI.

On September 2, 2022, GLP Capital entered into an amendment No. 1 (the “Amendment”) to the Credit Agreement (as amended, the "Amended Credit Agreement") among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by such amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

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

At December 31, 2023, no amounts were outstanding under the Amended Credit Agreement. Additionally, at December 31, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of December 31, 2023.

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

/61

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

    At December 31, 2023, the Company had an outstanding balance of $6,075.0 million of senior unsecured notes (the "Senior Notes").

On November 22, 2023, the Company issued $400 million of 6.75% senior unsecured notes due December 2033 at an issue price equal to 98.196% of the principal amount. The Company plans to use the net proceeds for working capital and general corporate purposes, which may include the acquisition, development and improvement of properties, the repayment of indebtedness, capital expenditures and other general business purposes.
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
The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements. GLPI is not subject to any material or significant restrictions on its ability to obtain funds from its subsidiaries through dividends or loans or to transfer assets from such subsidiaries, except as provided by applicable law and the covenants listed below.
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

/62

At December 31, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement of $1.75 billion and our ability to raise equity proceeds, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of December 31, 2023, the Company had $593.6 million remaining for issuance under the 2022 ATM Program.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program), issuance of additional OP Units, and/or debt offerings. In addition, the Company intends to redeem its 3.350% Notes which are due in September 2024. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,675.4 million at December 31, 2023. Furthermore, $6,075.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from less than one year to ten years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2023 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at December 31, 2023.

/63

	1/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	Thereafter	Total	Fair Value at 12/31/2023
	(in thousands)
Long-term debt:
Fixed rate	$400,000	$850,000	$975,000	$—	$500,000	$3,350,000	$6,075,000	$5,816,919
Average interest rate	3.35%	5.25%	5.38%	—%	5.75%	4.44%

Variable rate	$—	$—	$—	$600,000	$—	$—	$600,000	$600,000
Average interest rate (1)				4.56%

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
/64

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company performs a lease classification test upon the entry into any new tenant lease or amendment or modification of an existing tenant lease to determine if the lease will be accounted for as an operating lease, sales-type lease, or direct financing lease. The accounting guidance under ASC 842 is complex and requires the use of judgements and assumptions by management to determine the proper accounting treatment of a lease. The lease classification tests, and the resulting calculations require subjective judgments, such as determining the likelihood a tenant will exercise all renewal options, in order to determine the lease term. A slight change in an estimate or judgment can result in a material difference in the financial statement presentation.

/65

Given the significant judgements made by management to determine the expected lease term, we performed audit procedures to assess the reasonableness of such judgments, which required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgements surrounding the determination of the lease term for any new, modified, or amended lease included the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the likelihood a tenant would exercise all renewal options.
•We evaluated the significant judgements made by management to determine the expected lease term by:
◦Assessing the significance of the leased assets to the tenant’s operations by examining available information, including the tenant’s financial statements, if available.

◦Evaluating the Company’s historical pattern of tenant lease amendments and modifications by examining both confirming and contradictory evidence.

◦Reviewing lease agreements to examine material lease provisions considered by management in their analysis.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2024

We have served as the Company's auditor since 2016.

/66

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022

Assets
Real estate investments, net	$8,168,792	$7,707,935
Investment in leases, financing receivables, net	2,023,606	1,903,195
Real estate loans, net	39,036	—
Right-of-use assets and land rights	835,524	834,067
Cash and cash equivalents	683,983	239,083
Other assets	55,717	246,106
Total assets	$11,806,658	$10,930,386

Liabilities
Accounts payable and accrued expenses	$7,011	$6,561
Accrued interest	83,112	82,297
Accrued salaries and wages	7,452	6,742
Operating lease liabilities	196,853	181,965
Financing lease liability	54,261	53,792
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,627,550	6,128,468
Deferred rental revenue	284,893	324,774
Other liabilities	36,572	27,691
Total liabilities	7,297,704	6,812,290

Commitments and Contingencies (Note 11)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 270,922,719 and 260,727,030 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	2,709	2,607
Additional paid-in capital	6,052,109	5,573,567
Accumulated deficit	(1,897,913)	(1,798,216)
Total equity attributable to Gaming and Leisure Properties	4,156,905	3,777,958
Non-controlling interests in GLPI's Operating Partnership (7,653,326 units and 7,366,683 units outstanding at December 31, 2023 and December 31, 2022, respectively	352,049	340,138
Total equity	4,508,954	4,118,096
Total liabilities and equity	$11,806,658	$10,930,386

See accompanying Notes to the Consolidated Financial Statements.

/67

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2023	2022	2021

Revenues
Rental income	$1,286,358	$1,173,376	$1,106,658
Income from investment in leases, financing receivables	152,990	138,309	—
Interest income from real estate loans	1,044	—	—
Total income from real estate	1,440,392	1,311,685	1,106,658
Gaming, food, beverage and other, net	—	—	109,693
Total revenues	1,440,392	1,311,685	1,216,351

Operating expenses
Gaming, food, beverage and other	—	—	53,039
Land rights and ground lease expense	48,116	49,048	37,390
General and administrative	56,450	51,319	61,245
Gains from dispositions of property	(22)	(67,481)	(21,751)
Property transfer tax recovery and impairment charge	(2,187)	3,298	—
Depreciation	262,870	238,688	236,434
Provision for credit losses, net	6,461	6,898	8,226
Total operating expenses	371,688	281,770	374,583
Income from operations	1,068,704	1,029,915	841,768

Other income (expenses)
Interest expense	(323,388)	(309,291)	(283,037)
Interest income	12,607	1,905	197
Insurance proceeds	—	—	3,500
Losses on debt extinguishment	(556)	(2,189)	—
Total other expenses	(311,337)	(309,575)	(279,340)

Income before income taxes	757,367	720,340	562,428
Income tax expense	1,997	17,055	28,342
Net income	$755,370	$703,285	$534,086
Net income attributable to non-controlling interest in the Operating Partnership	(21,087)	(18,632)	(39)
Net income attributable to common shareholders	$734,283	$684,653	$534,047

Earnings per common share:
Basic earnings attributable to common shareholders	$2.78	$2.71	$2.27
Diluted earnings attributable to common shareholders	$2.77	$2.70	$2.26

See accompanying Notes to the Consolidated Financial Statements.

/68

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2020	232,452,220	$2,325	$4,284,789	$(1,612,096)	—	$2,675,018
Issuance of common stock, net of costs	14,394,709	144	662,194	—	—	662,338
Restricted stock activity	360,008	3	6,960	—	—	6,963
Dividends paid ($2.900 per common share)	—	—	—	(693,353)	—	(693,353)
Issuance of operating partnership units	—	—	—	—	205,088	205,088
Net income	—	—	—	534,047	39	534,086
Balance, December 31, 2021	247,206,937	2,472	4,953,943	(1,771,402)	205,127	3,390,140
Issuance of common stock, net of costs	13,141,499	131	611,125	—	—	611,256
Restricted stock activity	378,594	4	8,499	—	—	8,503
Dividends paid ($2.805 per common share)	—	—	—	(711,467)	—	(711,467)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—		(20,664)	(20,664)
Net income	—	—	—	684,653	18,632	703,285
Balance, December 31, 2022	260,727,030	2,607	5,573,567	(1,798,216)	340,138	4,118,096
Issuance of common stock, net of costs	9,817,430	98	469,115	—	—	469,213
Restricted stock activity	378,259	4	9,427	—	—	9,431
Dividends paid ($3.150 per common share)	—	—	—	(833,980)	—	(833,980)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(24,107)	(24,107)
Net income	—	—	—	734,283	21,087	755,370
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954

See accompanying Notes to the Consolidated Financial Statements.

/69

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2023	2022	2021
Operating activities
Net income	$755,370	$703,285	$534,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,424	254,547	252,049
Amortization of debt issuance costs, premiums and discounts	9,857	9,975	9,929
Accretion on financing receivables and adjustments to lease liabilities	(22,587)	(18,959)	—
Gains on dispositions of property	(22)	(67,481)	(21,751)
Deferred income taxes	—	—	5,326
Stock-based compensation	22,873	20,427	16,831
Straight-line rent adjustments	(39,881)	(4,294)	(3,993)
Impairment charges and losses on debt extinguishment	556	5,487	—
Provision for credit losses, net	6,461	6,898	8,226
(Increase) decrease,
Other assets	(7,947)	11,777	1,903
(Decrease), increase
Dividend and accounts payable, accrued salaries, wages and expenses	1,222	(251)	(3,412)
Accrued interest	815	10,487	(475)
Other liabilities	6,231	(11,772)	5,059
Net cash provided by operating activities	1,009,372	920,126	803,778
Investing activities
Capital project expenditures	(47,370)	(23,865)	(13,926)
Capital maintenance expenditures	(67)	(159)	(2,270)
Proceeds from assets held for sale and property and equipment, net of costs	—	148,709	2,087
Proceeds from sale of operations, net of transaction costs	—	—	58,993
Loan loss recovery	—	—	4,000
Acquisition of real estate assets and deposit payments	(463,186)	(350,126)	(487,475)
Originations of real estate loans	(40,000)	—	—
Investment in leases, financing receivables	(100,202)	(129,047)	(592,243)
Net cash used in investing activities	(650,825)	(354,488)	(1,030,834)
Financing activities
Dividends paid	(833,980)	(770,858)	(633,901)
Non-controlling interest distributions	(24,107)	(20,664)	—
Taxes paid related to shares withheld for taxes on stock award vestings	(13,442)	(11,924)	(9,867)
Proceeds from issuance of common stock, net	469,213	611,256	662,338
Proceeds from issuance of long-term debt, net of senior note discounts	1,077,784	424,000	795,008
Financing costs and costs paid on tender of senior unsecured notes	(3,966)	(11,907)	(7,118)
Repayments of long-term debt	(585,149)	(1,271,053)	(363,391)
Net cash provided by (used in) financing activities	86,353	(1,051,150)	443,069
Net increase in cash and cash equivalents, including cash classified within assets held for sale	444,900	(485,512)	216,013
Decrease in cash classified within assets held for sale	—	—	22,131
Net increase in cash and cash equivalents	444,900	(485,512)	238,144
Cash and cash equivalents at beginning of period	239,083	724,595	486,451
Cash and cash equivalents at end of period	$683,983	$239,083	$724,595

See accompanying Notes to the Consolidated Financial Statements and Note 17 for supplemental cash flow information and noncash investing and financing activities.
/70

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

On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Second Amended and Restated Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of the TRS Properties, GLP Holdings, Inc. was merged into GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital").

During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation (NYSE: BALY) ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital. GLPI paid a special earnings and profit dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building to Bally's.
As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc., jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). There were 7,653,326 OP Units outstanding as of December 31, 2023.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2023, GLPI’s portfolio consisted of interests in 61 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated
/71

with 4 gaming and related facilities operated by Casino Queen and 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock"). These facilities, including our corporate headquarters building, are geographically diversified across 18 states and contain approximately 28.7 million square feet. As of December 31, 2023, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the initial form of such lease the "Original PENN Master Lease"). The Original PENN Master Lease was a triple-net lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's properties (the "PENN 2023 Master Lease"). The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the new master lease. The PENN 2023 Master Lease became effective on January 1, 2023.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to a new master lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, the term of which expires on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino Columbus, and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

The terms of the PENN 2023 Master Lease and the Amended PENN Master Lease are substantially similar to the Original PENN Master Lease with the following key differences:

•The PENN 2023 Master Lease is cross-defaulted and co-terminus with the Amended PENN Master Lease.
•The rent for the PENN 2023 Master Lease is $232.2 million in base rent with fixed annual escalation of 1.50%, with the first escalation occurring on November 1, 2023.
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
/72

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

Third Amended and Restated Caesars Master Lease

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

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars amended and restated the Amended and Restated Caesars Master Lease (as amended and restated, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Tropicana Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land base rent were increased.

On November 13, 2023, the Company and Caesars amended and restated the Second Amended and Restated Caesars Master Lease (as amended and restated "the "Third Amended and Restated Caesars Master Lease") in connection with Caesars selling its interest in the Belle of Baton Rouge to Casino Queen with no change in rent obligation to the Company. See Note 12 for further discussion.
/73

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis ("Horseshoe St. Louis"), whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Tropicana Evansville and the Company reacquired the real property assets of Tropicana Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On April 1, 2022 and January 3, 2023, the Company completed the acquisitions of the real estate assets of Bally's Black Hawk, Bally's Quad Cities, Bally's Biloxi, and Bally's Tiverton. These properties were added to the existing Bally's Master Lease with annual rent increases that are subject to the escalation clauses described above.

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
/74

On May 13, 2023 the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball (“MLB”) team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. In lease years two and three rent increased by 1.5% annually (and on a prorated basis for the remainder of the lease year in which the gaming facility opened) and commencing on the fourth anniversary of the opening date and for each anniversary thereafter (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. Also pursuant to an amendment to the Second Amended and Restated Casino Queen Master Lease, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Master Lease was subsequently amended and restated on November 13, 2023 (the "Third Amended and Restated Casino Queen Master Lease").

/75

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment, LLC (together, "815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of December 31, 2023, $40.0 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

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

/76

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
Investment in Leases - Financing receivables
In accordance with ASC 842 - Leases ("ASC 842"), for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to the Company. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. The Company recognizes interest income on Investment in leases - financing receivables under the effective yield method. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. Certain of the Company's leases were required to be accounted for as Investment in leases - financing receivable on the Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of each of the leases.
Real Estate Loans
The Company may periodically loan funds to casino owner-operators for the purchase or construction of gaming related real estate. Loans for the construction or purchase of real estate assets of gaming related properties are classified as real estate loans on the Company's Consolidated Balance Sheets. Interest income related to real estate loans is recorded as interest income from real estate loans within the Company's Consolidated Statements of Income in the period earned. Generally, we would recognize interest income to the extent the loan is not more than 90 days delinquent.
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
/77

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
/78

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
Gaming revenue generated by the TRS Properties mainly consisted of revenue from slot machines and to a lesser extent, table game and poker revenue. Gaming revenue from slot machines is the aggregate net difference between gaming wins and losses with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Table game gaming revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens, outstanding counter checks (markers), and front money that are removed from the live gaming tables. Gaming revenue is recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606 - Revenues from Contracts with Customers. The Company also defers a portion of the revenue received from customers (who participate in the points-based loyalty programs) at the time of play until a later period when the points are redeemed or forfeited. Other revenues at the TRS Properties are derived from the properties' dining, retail and certain other ancillary activities and revenue for these activities is recognized as services are performed. As of December 31, 2021, the Company no longer operates gaming assets and therefore gaming revenue is no longer recorded.

/79

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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our investments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant or borrower. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants and borrowers are current on all of their obligations as of December 31, 2023.

The CECL allowance is recorded as a reduction to our net Investments in leases - financing receivables and real estate loans, on our Consolidated Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the provision for credit losses, net, in the Consolidated Statement of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, the Company will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. See Note 7 for further information.

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
Income Taxes
The Company's TRS were able to engage in activities resulting in income that would not be qualifying income for a REIT. As a result, certain activities of the Company which occured within its TRS are subject to federal and state income taxes.
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
/80

is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the deferred tax assets is evaluated by assessing the valuation allowance and by adjusting the amount of the allowance, if any, as necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income.
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2023.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the Consolidated Balance Sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the Consolidated Statements of Income. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no penalties and interest, net of deferred income taxes.
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
Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings Per Share. Basic EPS is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreement as described in Note 16. The effect of the conversion of the Operating Partnership ("OP") units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the Noncontrolling interest holders are recorded as income attributable to non-controlling interests, thus it is excluded from net income available to common shareholders. See Note 15 for further details on the Company's earnings per share calculations.

Segment Information

As described in Note 1, due to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge in 2021, the Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. As such, as of January 1, 2022, the Company has one reportable segment. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements, by the Company's chief executive officer who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting).
/81

Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2023, substantially all of the Company's real estate properties were leased to PENN, Cordish, Caesars, Bally's and Boyd. During the year ended December 31, 2023, approximately 62%, 11%, 9%, 9% and 8% of the Company's collective income from real estate was derived from tenant leases with PENN, Cordish, Caesars, Bally's and Boyd respectively. PENN, Caesars, Bally's and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to PENN,Caesars, Bally's and Boyd respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2023, the Company's portfolio of 61 properties is diversified by location across 18 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, Investment in leases, financing receivables and real estate loans. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

3.    New Accounting Pronouncements

Pending Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting" - Improvements to Reportable Segment Disclosures." ASU 2023-07 improves disclosure about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to all public entities, even those with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company continues to evaluate the impact of the guidance, but does not expect the adoption of ASU 2023-07 to have a material impact on the Company's financial statements and disclosures.

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

/82

4.    Real Estate Investments

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables that are described in Notes 5 and 6, respectively) and is summarized as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Land and improvements	$3,559,851	$3,189,141
Building and improvements	6,787,464	6,407,313
Construction in progress	—	29,564
Total real estate investments	10,347,315	9,626,018
Less accumulated depreciation	(2,178,523)	(1,918,083)
Real estate investments, net	$8,168,792	$7,707,935

The Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023. The Company also acquired land and certain real estate assets of Bally's Biloxi, Bally's Tiverton and Casino Queen Marquette in 2023, as well as land in Joliet and Aurora, Illinois for PENN's development projects.
.
During 2022, the Company entered into an agreement and completed the sale of excess land for approximately $3.5 million that had a carrying value of $6.8 million and as such the Company recorded an impairment charge of $3.3 million for the year ended December 31, 2022.

5. Real estate loans, net

    As discussed in Note 1, the Company entered into the Rockford Loan during the year ended December 31, 2023 and $40.0 million of the $150 million commitment was drawn as of December 31, 2023. The Rockford Loan has a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The following is a summary of the balances of the Company's Real estate loans, net.

December 31, 2023
(in thousands)
Real estate loans	$40,000
Less: Allowance for credit losses	(964)
Real estate loans, net	$39,036

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

Rockford Loan
Balance at December 31, 2022	$—
Change in allowance	(964)
Ending balance at December 31, 2023	$(964)

The Rockford Loan is subject to CECL, which is described in Note 7. The Company recorded provision for credit losses of $1.0 million and $2.6 million on the Rockford Loan and the associated $110 million unfunded loan commitment, respectively, for the year ended December 31, 2023. The reserve for the unfunded loan commitment was recorded in other liabilities on the Consolidated Balance Sheets. The borrower is current on its loan obligation as of December 31, 2023.

/83

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, that upon opening is intended to be managed by Hard Rock, from an affiliate of 815 Entertainment, LLC. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price was allocated to Investment in leases, financing receivables in the amount of $100.2 million.

On September 6, 2023, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.72 million. The property was added to the Third Amended and Restated Casino Queen Master Lease and annual rent was increased by $2.7 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$32,032
Building and improvements	690
Total purchase price	$32,722

Prior year acquisitions

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

/84

The purchase price for the acquisition of the real estate assets of Black Hawk and Rock Island were as follows (in thousands):

Land	$54,386
Building and improvements	95,740
Real estate investments, net	$150,126

7. Investment in leases, financing receivables, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks due to the leases significant initial lease terms. The following is a summary of the balances of the Company's investment in leases, financing receivables (in thousands).

	December 31, 2023	December 31, 2022
Minimum lease payments receivable	$9,088,298	$6,676,528
Estimated residual values of lease property (unguaranteed)	1,041,087	940,885
Gross investment in leases, financing receivables	10,129,385	7,617,413
Less: Unearned income	(8,083,808)	(5,695,094)
Less: Allowance for credit losses	(21,971)	(19,124)
Net Investment in leases, financing receivables	$2,023,606	$1,903,195

The present value of the net investment in the lease payment receivable and unguaranteed residual value at December 31, 2023 was $1,991.4 million and $54.2 million, respectively compared to $1,871.5 million and $50.8 million, respectively at December 31, 2022.

At December 31, 2023, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2024	$137,339
2025	139,746
2026	142,195
2027	144,687
2028	147,223
Thereafter	8,377,107
Total	$9,088,298

/85

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Rockford Lease	Maryland Live! Lease	Pennsylvania Live! Master Lease	Total
Balance at December 31, 2021	$—	$12,226	$—	$12,226
Initial allowance from current period investments	—	—	32,277	32,277
Current period change in credit allowance	—	(8,131)	(17,248)	$(25,379)
Ending balance at December 31, 2022	$—	$4,095	$15,029	$19,124
Initial allowance from current period investments	3,867	—	—	3,867
Current period change in credit allowance	(1,193)	1,566	(1,393)	(1,020)
Ending balance at December 31, 2023	$2,674	$5,661	$13,636	$21,971

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of December 31, 2023 (in thousands):

	Origination year
	2023	2022	2021	Total
Investment in leases, financing receivables	$100,847	$704,763	$1,239,967	$2,045,577
Allowance for credit losses	(2,674)	(13,636)	(5,661)	(21,971)
Amortized cost basis at December 31, 2023	$98,173	$691,127	$1,234,306	$2,023,606

Allowance as a percentage of outstanding financing receivable	(2.65)%	(1.93)%	(0.46)%	(1.07)%

During the year ended December 31, 2023, the Company recorded a provision for credit losses, net of $6.5 million.
The primary reason for the current year provision was related to the Rockford Lease and the Rockford Loan and related loan commitment (See Note 5 for further discussion).

During the year ended December 31, 2022, the Company recorded a provision for credit losses, net of $6.9 million.
This was due to an initial allowance for credit losses of $32.3 million on the Pennsylvania Live! Master Lease which was originated on March 1, 2022. However, this initial provision was partially offset due to improved performance and an updated earnings forecast from its tenant at the properties comprising both the Maryland Live! Lease and the Pennsylvania Live! Master Lease. This resulted in improved rent coverage ratios in the reserve calculation which led to a reduction in the required reserves for both financing receivables.

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
/86

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets - operating leases (1)	$196,254	$181,243
Land rights, net	639,270	652,824
Right-of-use assets and land rights, net	$835,524	$834,067

(1)    During the year ended December 31, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded right-of-use assets and related accumulated amortization associated with the ground leases at this property totaling $0.4 million were written off.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Land rights (2)	$727,114	$727,796
Less accumulated amortization (2)	(87,844)	(74,972)
Land rights, net	$639,270	$652,824

(2)    During the year ended December 31, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded land rights and related accumulated amortization associated with the ground leases at this property totaling $0.7 million were written off.

/87

During the year ended December 31, 2022, the Company recorded $2.7 million of accelerated land right amortization as it donated a portion of the land underlying a ground lease.

As of December 31, 2023, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2024	$13,104
2025	13,104
2026	13,104
2027	13,104
2028	13,104
Thereafter	573,750
Total	$639,270

Operating Lease Liabilities

At December 31, 2023, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2024	$14,566
2025	14,510
2026	14,512
2027	14,038
2028	13,920
Thereafter	642,022
Total lease payments	$713,568
Less: interest	(516,715)
Present value of lease liabilities	$196,853
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

The components of lease expense were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Operating lease cost	$14,805	$13,477
Variable lease cost	19,757	19,755
Short-term lease cost	—	2
Amortization of land right assets	13,554	15,859
Total lease cost	$48,116	$49,093

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
/88

Supplemental Disclosures Related to Operating Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2023
Weighted average remaining lease term - operating leases	50.71 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,618	$1,617

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At December 31, 2023, maturities of this finance lease were as follows (in thousands):

Year ending December 31,
2024	$2,244
2025	2,267
2026	2,289
2027	2,313
2028	2,335
Thereafter	299,723
Total lease payments	$311,171
Less: Interest	(256,910)
Present value of finance lease liability	$54,261

9. Fair Value of Financial Assets and Liabilities

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:
/89

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

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such are Level 1 measurements as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$683,983	$683,983	$239,083	$239,083
Investment in leases, financing receivables, net	2,023,606	1,969,326	1,903,195	1,900,971
Real estate loans, net	39,036	40,299	—	—
Deferred compensation plan assets	32,894	32,894	27,387	27,387
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loan Credit Facility	600,000	600,000	—	—
Senior unsecured notes	6,075,000	5,816,919	6,175,000	5,715,963

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022.

/90

10.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Unsecured $1,750 million revolver	$—	$—
Term Loan Credit Facility due September 2027	600,000	—
$500 million 5.375% senior unsecured notes due November 2023	—	500,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	—
Other	434	583
Total long-term debt	$6,675,434	$6,175,583
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(47,884)	(47,115)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,627,550	$6,128,468

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2023 (in thousands):

2024	$400,156
2025	850,164
2026	975,114
2027	600,000
2028	500,000
Over 5 years	3,350,000
Total minimum payments	$6,675,434

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
/91

aggregate principal amount of all term loans outstanding under the Term Loan Credit Facility does not exceed $1.2 billion plus up to $60 million of transaction fees and costs incurred in connection with the Acquisition. There is currently no commitment in respect of such incremental loans and commitments.

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at December 31, 2023 was 6.76%.

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is required to prepay outstanding term loans with 100% of the net cash proceeds from the issuance of other debt that is unconditionally guaranteed by GLPI and conditionally guaranteed by Bally’s (“Alternative Acquisition Debt”) that is received by GLPI, GLP Capital or any of their subsidiaries after the funding date of the Term Loan Facility (other than any incremental term loans under the Term Loan Credit Agreement and loans under the Bridge Revolving Facility (as defined below)) except to the extent such net cash proceeds are applied to repaying outstanding loans under the Bridge Revolving Facility. GLP Capital is not otherwise required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders, and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminated on August 31, 2023.

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

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026, plus two six-month extensions at GLP Capital's option. The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under the Initial Revolving Credit Facility and our Term Loan Credit Agreement. GLP Capital is the primary obligor under the Credit Agreement, which was guaranteed by GLPI.

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

/92

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

At December 31, 2023, no amounts were outstanding under the Amended Credit Agreement. Additionally, at December 31, 2023, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of December 31, 2023.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2023, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

    At December 31, 2023, the Company had $6,075.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

On November 22, 2023, the Company issued $400 million of 6.75% senior unsecured notes due December 2033 at an issue price equal to 98.196% of the principal amount. The Company plans to use the net proceeds for working capital and
/93

general corporate purposes, which may include the acquisition, development and improvement of properties, the repayment of indebtedness, capital expenditures and other general business purposes.
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
The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.
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

On January 13, 2023, the Company announced that it called for redemption all of the $500.0 million, 5.375% Senior
Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for
$507.5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption
Date, incurring a loss on the early extinguishment of debt of $0.6 million, primarily related to debt issuance write-offs. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of a forward sale agreement that occurred in February 2023 which resulted in the issuance of 1,284,556 shares which raised net proceeds of $64.6 million.
See Note 16 for additional discussion.

At December 31, 2023, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Funding commitments

The Company has agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease. GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to
$350 million for the relocation of the Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino
Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. The funding commitment expires on January 1, 2026.

See Note 1 for a discussion on the potential future funding commitments the Company may have in connection with the possible future transaction with Bally's and the Athletics at the Tropicana Site.
/94

As discussed in Note 1, the Company has also committed to providing up to $150 million (of which $40 million was funded as of December 31, 2023) of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions.

Finally, the Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. Prior to January 1, 2023, the Company made a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. On January 1, 2023, the Company amended its defined contribution plan to be a Nonelective Safe Harbor Plan as defined by the Internal Revenue Code. Commencing January 1, 2023, the Company makes safe harbor nonelective contributions equal to 3% of each participant's compensation and such contributions are fully vested and nonforfeitable at all times. The matching contributions for the defined contribution plan were $0.1 million for the years ended December 31, 2023, and 2022 and $0.3 million for the year ended December 31, 2021.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for each of the years ended December 31, 2023, 2022 and 2021 were $0.5 million. The Company's deferred compensation liability, which was included in other liabilities within the Consolidated Balance Sheets, was $32.9 million and $25.8 million at December 31, 2023 and 2022, respectively. Assets held in the Trust were $31.8 million and $27.4 million at December 31, 2023 and 2022, respectively, and are included in other assets within the Consolidated Balance Sheets.
12. Revenue Recognition

Revenues from Real Estate

As of December 31, 2023, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Third Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease and 4 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Third Amended and Restated Casino Queen Master Lease. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Bally's under the Tropicana Lease and Cordish under the Maryland Live! Lease and 815 Entertainment under the Rockford Lease.

Guarantees
The obligations under the Amended PENN Master Lease, PENN 2023 Master Lease, Amended Pinnacle Master Lease and Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Third Amended and Restated Casino Queen Master Lease and Bally's Master Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The
/95

obligations under the Boyd Master Lease, the Maryland Live! Lease, the Pennsylvania Live! Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
Rent
Rent under the PENN 2023 Master Lease is fixed with annual escalations on the entirety of rent increasing by 1.5% annually on November 1. The rent structure under the Amended PENN Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the revenues of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to PENN's opening of a competing facility) every five years to an amount equal to 4% of the average net revenues of all facilities under the Amended PENN Master Lease during the preceding five years in excess of a contractual baseline.

Similar to the Amended PENN Master Lease, the Amended Pinnacle Master Lease also includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the revenues of the facilities, which is prospectively adjusted, subject to certain floors (namely the Bossier City Boomtown property due to PENN's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

On December 18, 2020 and November 13, 2023, amendments became effective to the Amended and Restated Caesars Master Lease and Second Amended and Restated Master Lease, respectively, as described more fully in Note 1. These modifications were each accounted for as a new lease which the Company concluded continued to meet the criteria for operating lease treatment. As a result, the existing deferred revenue at the time of the amendments are being recognized over the Amended and Restated Caesars Master Lease's new initial lease term, which expires in September 2038. The Company concluded the renewal options of up to an additional 20 years at the tenants' option are not reasonably certain of being exercised as failure to renew would not result in a significant penalty to the tenant. In the fifth and sixth lease years the building base rent escalates at 1.25%. In the seventh and eighth lease years it escalates at 1.75% and then escalates at 2% in the ninth lease year and each lease year thereafter. In addition, the guaranteed fixed escalations in the new initial lease term are recognized on a straight line basis.

The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the revenues of the facilities, which is adjusted, every two years to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the revenues of the facilities which is adjusted, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

On September 29, 2020, the Company acquired the real estate of Horseshoe St. Louis in satisfaction of the CZR loan, subject to the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033, with 4 separate renewal options of 5 years each, exercisable at the tenants' option. The Horseshoe St. Louis Lease's rent terms were adjusted on December 1, 2021 such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

The Meadows Lease contained a fixed component, subject to annual escalators, and a component that was based on the revenues of the facility, which was reset every two years to an amount determined by multiplying (i) 4% by (ii) the average annual net revenues of the facility for the trailing two-year period. The Meadows Lease contained an annual escalator provision for up to 5% of the base rent, if certain rent coverage ratio thresholds were met, which remained at 5% until the earlier of ten years or the year in which total rent was $31.0 million, at which point the escalator was to be reduced to 2% annually thereafter. The Meadows Lease was terminated during 2023 and the real estate associated with the property became part of the PENN 2023 Master Lease.

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under PENN's gaming facility under construction for an initial cash rent of $3.0 million, provided, however, that (i) in lease years two and three rent increased by 1.5% annually (and on a prorated basis for the remainder of the lease year in which the gaming facility
/96

opened) and (ii) commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

Rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent on the Third Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette that is expected to be completed by December 31, 2024. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs.

The Perryville Lease that became effective on July 1, 2021 was subject to escalation provisions beginning in the second lease year through the fourth lease year and increasing by 1.50% during such period and then increasing by 1.25% for the remaining lease term. The escalation provisions beginning in the fifth lease year were subject to the CPI being at least 0.5% for the preceding lease year. The Perryville Lease was terminated during 2023, and the real estate associated with the property became part of the PENN 2023 Master Lease.

The Bally's Master Lease became effective on June 3, 2021 and rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. On April 1, 2022 and January 3, 2023, the Company completed acquisitions of the real estate assets of Bally's Biloxi, Bally's Tiverton, Bally's Black Hawk, and Bally's Quad Cities. These properties were added to the existing Bally's Master Lease with annual rent increases subject to the escalation clauses described above.

On December 29, 2021, the Maryland Live! Lease with Cordish became effective, with annual rent increasing by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 with annual rent also increasing by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 7 for the further information including the future annual cash payments to be received under these leases.

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease which has a 99 year term and the initial annual rent is subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

Furthermore, the Company's master leases that contain variable rent provide for a floor on such rent, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on the Amended Pinnacle Master Lease on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended PENN Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania, which went into effect at the November 1, 2023 reset.

Costs

In addition to rent, as triple-net lessees, all of the Company's tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties
/97

(other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Lease terms

Under ASC 842, the Company is required at lease inception (and if applicable at a lease reassessment date) to determine the term of the lease. This requires concluding whether it is reasonably assured that our tenants will exercise their renewal options contained within the lease. The initial lease term is a key judgment that is utilized in the lease classification test to determine whether the lease is an operating lease, sales type lease or direct financing lease. We currently have not included tenant renewal options in our determination of the initial lease term. We assess whether to include tenant renewal options in our calculation of the lease term based on several factors, including but not limited to, whether our tenants' leases represent substantially all of the tenants' earnings and revenues, the ability of our tenants to sell their leased operations for fair value and whether the initial term of our leases is for a significant period of time. Since the formation of the Company on November 1, 2013, the Company has amended or reassessed seven of its fourteen current leases. All of these reassessments were the result of significant lease amendments and were completed during the initial lease terms and prior to any renewal options. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company. Described below are our lease term assessments in connection with recent lease reassessment events or at lease inception for certain of the Company's tenant leases.

The Amended PENN Master Lease and the PENN 2023 Master Lease became effective January 1, 2023. The Company concluded that the lease term for both of these leases should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each due to the factors described above. The Company concluded that each individual lease component within the Amended PENN Master Lease and the PENN 2023 Master Lease meets the definition of an operating lease. The deferred rent and contractual fixed minimum lease payments at January 1, 2023 are being recognized on a straight-line basis over the initial lease term expiration date of October 31, 2033 for both master leases.

In addition, during 2022, the Original PENN Master Lease required an accounting reassessment due to a lease amendment resulting in a lease modification for accounting purposes. The Company concluded the lease term should end at the current lease expiration date of October 31, 2033 and not include any of the three remaining renewal terms of 5 years each. This was due to the factors described above, and the fact that PENN has significantly diversified its earnings stream since the inception of the Original PENN Master Lease such that the leased operations in the Original PENN Master Lease no longer represented substantially all of PENN's revenues and earnings. We believe all these factors precluded the Company from concluding all renewal periods were reasonably assured to be exercised in the Original PENN Master Lease. It should be noted that several of these factors were not present in 2013 when this lease began and, therefore, resulted in a change in the determination of the lease term.

The Second Amended and Restated Casino Queen Master Lease became effective December 17, 2021 and required an accounting reassessment due to changes in the rent and lease terms. The Company concluded the lease term is limited to its initial 15 year term. This was due to the factors discussed above as well as due to additional competitive threats that have emerged in the regional markets for the properties in the lease that were not present previously, particularly in the state of Illinois with respect to additional competitive pressures from video gaming terminals that took market share from land-based casinos. It should be noted that several of these factors were not present in 2013 when this lease began and, therefore, resulted in a change in the determination of the lease term.
/98

Details of the Company's rental income for the year ended December 31, 2023 was as follows (in thousands):

Year Ended December 31, 2023
Building base rent	1,103,493
Land base rent	168,058
Percentage rent and other rental revenue	70,472
Interest income on real estate loans	1,044
Total cash income	$1,343,067
Straight-line rent adjustments	39,881
Ground rent in revenue	34,388
Accretion on financing receivables	23,056
Total income from real estate	$1,440,392

(1) Building base rent is subject to the annual rent escalators described above.

As of December 31, 2023, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2024	$1,202,763	$62,493	$13,001	$1,278,257
2025	1,194,550	57,338	13,001	1,264,889
2026	1,135,624	50,039	12,174	1,197,837
2027	1,109,182	43,250	11,296	1,163,728
2028	1,111,327	36,361	11,178	1,158,866
Thereafter	5,880,255	35,412	55,976	5,971,643
Total	$11,633,701	$284,893	$116,626	$12,035,220
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
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. See Note 5 for further details.
Gaming, Food, Beverage and Other Revenues
Prior to the sale of operations of the TRS Properties in 2021, gaming revenue generated by the TRS Properties mainly consisted of revenue from slot machines, and to a lesser extent, table game and poker revenue. Gaming revenue was recognized net of certain sales incentives, including promotional allowances in accordance with ASC 606. The Company also deferred a portion of the revenue received from customers (who participated in the points-based loyalty programs) at the time of play until a later period when the points were redeemed or forfeited. Other revenues at our TRS Properties were derived from our dining, retail and certain other ancillary activities. During the year ended December 31, 2021, the Company recognized gaming, food, beverage and other revenue of $109.7 million.

/99

13.    Stock-Based Compensation
As of December 31, 2023, the Company had 1,934,142 shares available for future issuance under the Amended 2013 Long Term Incentive Compensation Plan (the "2013 Plan"). The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2023, there was $4.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.69 years. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $8.5 million, $7.9 million and $7.2 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2023, 2022 and 2021, was $11.3 million, $12.0 million and $9.9 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2023 and 2022:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	254,664	$41.10
Granted	238,013	$35.58
Released	(244,426)	$31.06
Canceled	(1,200)	$45.64
Outstanding at December 31, 2022	247,051	$45.68
Granted	243,291	$38.01
Released	(220,413)	$32.54
Outstanding at December 31, 2023	269,929	$49.49

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of December 31, 2023, there was $16.2 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.69 years.  For the years ended December 31, 2023, 2022 and 2021, the Company recognized $14.4 million, $12.5 million and $9.6 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2023, 2022, and 2021 was $21.7 million, $18.5 million, and $14.9 million respectively.

/100

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2023 and 2022:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2021	1,305,106	$22.27
Granted	500,000	$30.59
Released	(380,070)	$17.85
Canceled	(30,816)	$17.85
Outstanding at December 31, 2022	1,394,220	26.55
Granted	514,000	$32.32
Released	(416,220)	$23.62
Outstanding at December 31, 2023	1,492,000	29.36

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
The provision for income taxes charged to operations for years ended December 31, 2023, 2022 and 2021 was as follows:

Year ended December 31,	2023	2022	2021
	(in thousands)
Current tax expense
Federal	$—	$14,653	$16,363
State	1,997	2,402	6,653
Total current	1,997	17,055	23,016
Deferred tax (benefit) expense
Federal	—	—	3,534
State	—	—	1,792
Total deferred	—	—	5,326
Total provision	$1,997	$17,055	$28,342
/101

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2023, 2022 and 2021:

Year ended December 31,	2023	2022	2021
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Deferred tax impact of TRS tax-free liquidation	—%	—%	2.3%
State and local income taxes	0.3%	0.4%	0.7%
Valuation allowance	—%	(0.5)%	0.3%
REIT conversion benefit	(21.0)%	(19.2)%	(19.3)%
Permanent differences	—%	0.7%	—%
Other miscellaneous items	—%	—%	—%
	0.3%	2.4%	5.0%

Year ended December 31,	2023	2022	2021
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$159,047	$151,271	$118,110
Deferred tax impact of TRS tax-free liquidation	—	—	13,036
State and local income taxes	1,997	2,402	3,763
Valuation allowance	—	(3,489)	1,758
REIT conversion benefit	(159,047)	(138,151)	(108,315)
Permanent differences	—	5,006	11
Other miscellaneous items	—	16	(21)
	$1,997	$17,055	$28,342

The Company is still subject to federal income tax examinations for its years ended December 31, 2020 and forward.

15. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	264,053	252,716	235,472
Assumed conversion of restricted stock awards	156	159	153
Assumed conversion of performance-based restricted stock awards	784	971	606
Diluted weighted-average common shares outstanding	264,993	253,846	236,231

/102

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$734,283	$684,653	$534,047
Less: Net income allocated to participating securities	(434)	(432)	(346)
Net income for earnings per share purposes	$733,849	$684,221	$533,701
Weighted-average common shares outstanding	264,053	252,716	235,472
Basic EPS	$2.78	$2.71	$2.27

Calculation of diluted EPS:
Net income attributable to common shareholders	$734,283	$684,653	$534,047
Diluted weighted-average common shares outstanding	264,993	253,846	236,231
Diluted EPS	$2.77	$2.70	$2.26

Antidilutive securities excluded from the computation of diluted earnings per share	103	—	70

16.      Equity

Common Stock

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the year ended December 31, 2023, the Company sold 8.5 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $404.7 million. As of December 31, 2023, the Company had $593.6 million remaining for issuance under the 2022 ATM Program.

On August 14, 2019, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $600 million of its common stock from time to time through a sales agent in "at the market" offerings (the "2019 ATM Program").

In August 2022, the Company entered into a forward sale agreement under the Company's 2019 ATM program that was settled in February 2023 which resulted in the issuance of 1,284,556 common shares and net proceeds of $64.6 million.

During the year ended December 31, 2022, GLPI sold 5,206,499 of its common stock at an average price of $50.32 per share under the 2019 ATM Program, which generated net proceeds of approximately $260.8 million. In November 2022, the Company exhausted the capacity under its 2019 ATM Program..

/103

On July 1, 2022, the Company issued 7,935,000 shares of its common stock, generating net proceeds of approximately
$350.8 million.

During the fourth quarter of 2021, the Company issued 8.9 million shares at $44.24 per share of common stock to partially finance the funding required for the Cordish transactions. See Note 6 for further details.

Noncontrolling Interests

As partial consideration for the closing of the real property assets under the Bally's Master Lease that occurred on January 3, 2023, the Company's operating partnership issued 286,643 newly-issued OP Units to affiliates of Bally's which were valued at $14.9 million. In the prior year, as partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of December 31, 2023, the Company holds a 97.3% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $24.1 million and $20.7 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the year ended December 31, 2023 and December 31, 2022, respectively.

/104

Dividends

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2023, 2022 and 2021:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023 (1)	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095
August 30, 2023	September 15, 2023	Common Stock	$0.73	Third Quarter 2023	September 29, 2023	$192,085
November 22, 2023	December 8, 2023	Common Stock	$0.73	Fourth Quarter 2023	December 22, 2023	$197,384
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519
August 31, 2022	September 16, 2022	Common Stock	$0.705	Third Quarter 2022	September 30, 2022	$181,549
November 23, 2022	December 9, 2022	Common Stock	$0.705	Fourth Quarter 2022	December 23, 2022	$183,813
2021
February 22, 2021	March 9, 2021	Common Stock	$0.65	First Quarter 2021	March 23, 2021	$151,308
May 20, 2021	June 11, 2021	Common Stock	$0.67	Second Quarter 2021	June 25, 2021	$156,876
August 27, 2021	September 10, 2021	Common Stock	$0.67	Third Quarter 2021	September 24, 2021	$159,426
November 29, 2021	December 9, 2021	Common Stock	$0.67	Fourth Quarter 2021	December 23, 2021	$165,628
December 17, 2021	December 27, 2021	Common Stock	$0.24	Fourth Quarter 2021	January 7, 2022 (2)	$59,330

(1) On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

(2) On December 17, 2021, the Company declared a special earnings and profits dividend related to the sale of the operations at Hollywood Casino Perryville and Hollywood Casino Baton Rouge of $0.24 per share on the Company's common stock. The dividend was accrued in 2021 and paid on January 7, 2022. In addition, dividend payments of $61 thousand were made to GLPI restricted stock award holders.

In addition, for the years ended December 31, 2023, 2022 and 2021, dividend payments were made to GLPI restricted stock award holders in the amount of, $0.9 million, $0.8 million and $0.7 million, respectively.

/105

A summary of the Company's taxable common stock distributions for the years ended December 31, 2023, 2022 and 2021 is as follows (unaudited):

	Year Ended December 31,
	2023	2022	2021
	(in dollars per share)
Qualified dividends	$—	$—	$0.22552
Non-qualified dividends	3.0215	2.5686	2.58944
Capital gains	0.0004	0.2773	0.01199
Non-taxable return of capital	0.1281	—	0.03215
Total distributions per common share (1)	$3.15	$2.85	$2.86

Percentage classified as qualified dividends	—%	—%	7.89%
Percentage classified as non-qualified dividends	95.92%	90.26%	90.57%
Percentage classified as capital gains	0.01%	9.74%	0.42%
Percentage classified as non-taxable return of capital	4.07%	—%	1.12%
	100.00%	100.00%	100.00%

(1) A portion of the $0.24 dividend declared on December 27, 2021 and paid on January 7, 2022 is treated as a 2022 distribution and a portion is treated as a 2021 distribution for federal income tax purposes.

17.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2023	2022	2021
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,845	$21,189	$17,499
Cash paid for interest	309,924	286,043	273,482

Noncash Investing and Financing Activities

On January 3, 2023, as part of the consideration for the land and real estate assets of Bally's Biloxi and Bally's
Tiverton, the Company issued 286,643 OP Units to affiliates of Bally's that were valued at $14.9 million for accounting purposes at closing. The Company also recognized a right of use asset and liability of $37.1 million on a ground lease which was subsequently remeasured due to a renegotiation and reduced the right of use asset and lease liability to $18.4 million for the year ended December 31, 2023. On March 1, 2022, as part of the consideration for the real estate assets acquired pursuant to the Pennsylvania Live! Master Lease, the Company issued 3,017,909 OP Units that were valued at $137.0 million and assumed debt of $422.9 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables, net.

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
/106

As previously discussed, the Company declared a dividend on December 27, 2021, totaling $59.3 million, that was paid on January 7, 2022 and that was accrued at December 31, 2021. Finally, see Note 16 for a description of the stock dividend that was distributed in 2020. The Company did not engage in any other noncash investing and financing activities during the years ended December 31, 2023, 2022 and 2021.

18.    Subsequent Events

On February 6, 2024, the Company announced it had acquired the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") in Nichols, NY from American Racing & Entertainment, LLC ("American Racing") for $175.0 million. Simultaneous with the acquisition, GLPI and American Racing entered into a triple-net master lease agreement for an initial 30 year term. The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its term. The initial annualized rent coverage ratio for the lease is expected to be over 2.3x.

Tioga Downs features a 32,600 square foot gaming floor with 895 slots and 29 table games, a 2,500 square foot FanDuel sports book, a 160 room hotel, 5/8-mile harness horse track, 7 food and beverage locations, and a separate 18-hole championship golf course. The property underwent a $130 million expansion beginning in 2016 after it was awarded a Class III casino license by the State of New York.

/107

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (8)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,221	$342,393	$357,614	$202,387	1997/2009	11/1/2013	31
Hollywood Casino Aurora (1)	Aurora, IL	—	4,937	98,378	8,311	13,630	97,996	111,626	87,848	1993/2002/ 2012	11/1/2013	22
Hollywood Casino Joliet (1)	Joliet, IL	—	19,214	101,104	7,610	26,824	101,104	127,928	84,585	1992/2003/ 2010	11/1/2013	20
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	5,167	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	61,186	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	82,386	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	169,725	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	107,120	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	59,320	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	47,148	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	27,653	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	64,284	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	85,742	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	33,496	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	56,507	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	134,225	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	26,082	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	28,256	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	2,478	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	25	243,117	334,024	577,141	58,694	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	24,784	1997	4/28/2016	31
Belterra Casino Resort	Florence, IN	—	63,420	172,876	—	63,420	172,876	236,296	34,388	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	21,430	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	33,392	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	19,785	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	(92)	14,739	310,877	325,616	62,244	2005	4/28/2016	31
/108

Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	12,259	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	24,270	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	42,777	2010	4/28/2016	31
Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	58,709	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	78,537	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,784	61,550	—	48,784	61,550	110,334	14,648	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	20,808	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center (2)	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	8,128	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	(2,864)	179,598	140,440	320,038	40,388	2006	9/9/2016	31
DraftKings at Casino Queen	East St. Louis, IL	—	70,716	70,014	8,700	70,716	78,714	149,430	26,255	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	—	166,974	392,923	559,897	66,086	1981	10/1/2018	31
Tropicana Evansville (3)	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Tropicana Evansville-Bally's	Evansville, IN	—	120,473	153,130	—	120,473	153,130	273,603	13,135	1995	6/3/2021	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	—	20,671	80,530	101,201	15,160	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	3,642	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	1,819	13,072	53,020	66,092	10,396	1994	10/1/2018	31
Isle Casino Waterloo (3)	Waterloo, IA	—	64,263	77,958	—	64,263	77,958	142,221	7,649	2005	12/18/2020	31
Isle Casino Bettendorf (3)	Bettendorf, IA	—	29,636	85,150	—	29,636	85,150	114,786	8,355	2015	12/18/2020	31
Horseshoe St. Louis (2)	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	24,277	2005	10/1/2020	31
Hollywood Casino Morgantown (4)	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
Hollywood Casino Perryville	Perryville, MD	—	23,266	31,079	—	23,266	31,079	54,345	19,403	2010	07/1/2021	31
Bally's Dover Casino Resort	Dover, DE	—	99,106	48,300	—	99,106	48,300	147,406	15,625	1995	06/3/2021	31
Casino Queen Baton Rouge	Baton Rouge, LA	—	7,320	40,812	72,683	7,320	113,495	120,815	27,820	1994	12/17/2021	31
Tropicana Las Vegas (7)	Las Vegas NV	—	226,160	—	—	226,160	—	226,160	—	1955	04/16/2020	N/A
Bally's Black Hawk	Black Hawk, CO	—	17,537	13,730	—	17,537	13,730	31,267	915	1991	04/01/2022	27
Bally's Quad Cities Casino & Hotel	Rock Island, IL	—	36,848	82,010	—	36,848	82,010	118,858	6,113	2007	04/01/2022	31
Hard Rock Hotel & Casino	Biloxi, MS	—	204,533	195,950	—	204,533	195,950	400,483	6,461	2005	01/03/2023	31
Bally's Tiverton Hotel & Casino	Tiverton, RI	—	116,622	110,150	—	116,622	110,150	226,772	4,073	2017	01/03/2023	31
Casino Queen Marquette	Marquette, IA	—	32,032	690	—	32,032	690	32,722	56	2000	09/06/2023	6
		—	3,595,196	6,677,441	65,321	3,559,101	6,778,856	10,337,957	2,176,257
Headquarters Property:
GLPI Corporate Office (5)	Wyomissing, PA	—	750	8,465	142	750	8,608	9,358	2,266	2014/2015	9/19/2014	31
Other Properties
Other owned land (6)	various	—	6,798	—	(6,798)	—	—	—	—
		$—	$3,602,744	$6,685,906	$58,665	$3,559,851	$6,787,464	$10,347,315	$2,178,523

(1)    In connection with the funding agreement with PENN, new facilities are being developed for the relocation of PENN's riverboat casino in Aurora and PENN is also in the process of relocating its Hollywood Casino Joliet operations. The Company accelerated the lives of its depreciable assets at the two existing locations to coincide with the expected opening dates of the new facilities.

(2)     During 2020, the Company acquired the real estate of both of these properties in satisfaction of previously outstanding loans, subject to the Belterra Park Lease and the Horseshoe St. Louis Lease, respectively.
/109

(3) On December 18, 2020, Caesar's elected to replace Tropicana Evansville with Isle Casino Bettendorf and Isle Casino Waterloo as allowed under the Third Amended and Restated Caesars Master Lease.

(4) On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits which were fully utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN pursuant to the Morgantown Lease for an initial annual rent of $3.0 million, subject to escalation provisions following the opening of the property.

(5)    The Company's corporate headquarters building was completed in October 2015. The land was purchased on September 19, 2014 and construction on the building occurred through October 2015.

(6)    This includes undeveloped land the Company owns at locations other than its tenant occupied properties. The undeveloped land was sold on August 9, 2022.

(7)    On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and
Casino, Inc. This deal closed on September 26, 2022.

(8)    The aggregate cost for federal income tax purposes of the properties listed above was $9.90 billion at December 31, 2023. This amount does not include the real estate part of Investment in Financing Lease, net.

/110

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Real Estate:	(in thousands)
Balance at the beginning of the period	$9,626,018	$9,458,918	$8,698,098
Acquisitions	678,130	150,126	749,671
Construction in progress	—	23,864	5,699
Capital expenditures and assets placed in service	43,167	—	8,700
Dispositions	—	(6,890)	(3,250)
Balance at the end of the period	$10,347,315	$9,626,018	$9,458,918
Accumulated Depreciation:
Balance at the beginning of the period	$(1,918,083)	$(1,681,367)	$(1,410,940)
Depreciation expense	(260,440)	(236,809)	(230,941)
Additions (1)	—	—	(39,909)
Dispositions	—	93	423
Balance at the end of the period	$(2,178,523)	$(1,918,083)	$(1,681,367)

(1) Represents accumulated depreciation on real estate assets of Hollywood Casino Perryville and Hollywood Casino Baton Rouge which were leased to third parties during 2021. See Note 6 in the Notes to the Consolidated Financial Statements for further information.
/111

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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
February 27, 2024

/113

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
/114

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2024 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2024 Proxy Statement.
/115

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
    2. Financial Statement Schedule:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2023
    3. Exhibits, Including Those Incorporated by Reference.
    The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.
/116

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

3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on June 15, 2018).

3.2	Second Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on December 13, 2023).

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

/117

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

4.13
Twelfth Supplemental Indenture, dated as of November 22, 2023, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K filed on November 28, 2023).

4.14	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.15	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.16	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.17	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.18	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.19	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.20	Form of 2031 Note (Incorporated by reference to Exhibit 4.11 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 18, 2020).

4.21	Form of 2032 Note (Incorporated by reference to Exhibit 4.12 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on December 17, 2021).

4.22	Form of 2033 Note (Incorporated by reference to Exhibit 4.13 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on November 28, 2023).

4.23*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

/118

10.3
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

10.4
Amendment No. 2, dated as of May 21, 2018, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 22, 2018).

10.5
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

10.6
Amendment No. 5, dated as of March 30, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the various other parties thereto (Incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed on May 1, 2020).

10.7
Amendment No. 6, dated as of June 25, 2020, to the Credit Agreement dated as of October 28, 2013 among GLP Capital, L.P., the several banks and other financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, as further amended (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 1, 2020).

10.8
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

10.10
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.11
Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.12
Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.13
Fifth Amendment to the Master Lease Agreement, dated as of June 19, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed on August 1, 2018).

10.14
Sixth Amendment to the Master Lease Agreement, dated as of August 8, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 1, 2018).

10.15
Seventh Amendment to the Master Lease Agreement, dated as of October 31, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.16
Eighth Amendment to the Master Lease Agreement, dated as of November 20, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K filed on February 13, 2019).

/119

10.17
Ninth Amendment to the Master Lease Agreement, dated as of January 14, 2022, by and among GLP Capital, L.P. and Penn Tenant, LLC (Incorporated by reference to Exhibit 10.18 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.18
Amended and Restated Master Lease, dated February 21, 2023, by and among GLP Capital, L.P. and Penn Tenant, LLC (Incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.19
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

10.26
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

10.30 #
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

/120

10.33 #
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

10.39*	Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2023.

10.40 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

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

19.1*	Gaming and Leisure Properties, Inc. Policy Statement on Trading in Company Securities

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/121

31.1*	Principal Executive Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2022.

97.1*	Gaming and Leisure Properties, Inc. Policy Regarding the Mandatory Recovery of Compensation

101
The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
#    Compensation plans and arrangements for executives and others.
*    Filed herewith.
/122

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.
By:	/s/ PETER M. CARLINO
Peter M. Carlino Chairman of the Board and Chief Executive Officer

Dated: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Peter M. Carlino

/s/ DESIREE A. BURKE	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 27, 2024
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 27, 2024
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 27, 2024
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 27, 2024
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 27, 2024
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 27, 2024
E. Scott Urdang

/123