Form 10-Q
period 2024-03-31
Gaming & Leisure Properties, Inc.
filed 2024-04-25
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 19, 2024
Common Stock, par value $.01 per share	271,500,584

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

•the impact of elevated interest rates and higher levels of inflation (which have been exacerbated by the armed conflict between Russia and Ukraine and may be further impacted by events in the Middle East);

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

•the ability of our tenants to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including, without limitation, to satisfy obligations under their existing credit facilities and other indebtedness;

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

•changes in accounting standards;

•the impact of weather or climate events or conditions, natural disasters, acts of terrorism and other international hostilities, war (including the current conflict between Russia and Ukraine and conflicts in the Middle East) or political instability;

•the risk that the historical financial statements included herein do not reflect what the business, financial position or results of operations of GLPI may be in the future;

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$8,103,928	$8,168,792
Investment in leases, financing receivables, net	2,185,707	2,023,606
Real estate loans, net	52,307	39,036
Right-of-use assets and land rights, net	831,922	835,524
Cash and cash equivalents	211,533	683,983
Held to maturity investment securities	343,244	—
Other assets	55,380	55,717
Total assets	$11,784,021	$11,806,658

Liabilities
Accounts payable and accrued expenses	$4,692	$7,011
Accrued interest	87,394	83,112
Accrued salaries and wages	1,760	7,452
Operating lease liabilities	196,496	196,853
Financing lease liabilities	54,378	54,261
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,630,196	6,627,550
Deferred rental revenue	269,032	284,893
Other liabilities	42,256	36,572
Total liabilities	7,286,204	7,297,704

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and December 31, 2023)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 271,500,584 and 270,922,719 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	2,715	2,709
Additional paid-in capital	6,054,530	6,052,109
Accumulated deficit	(1,930,027)	(1,897,913)
Total equity attributable to Gaming and Leisure Properties	4,127,218	4,156,905
Noncontrolling interests in GLPI's Operating Partnership (8,087,630 units and 7,653,326 units outstanding at March 31, 2024 and December 31, 2023, respectively)	370,599	352,049
Total equity	4,497,817	4,508,954
Total liabilities and equity	$11,784,021	$11,806,658

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$330,582	$317,968
Income from investment in leases, financing receivables	44,305	37,246
Interest income from real estate loans	1,077	—
Total income from real estate	375,964	355,214

Operating expenses
Land rights and ground lease expense	11,818	12,014
General and administrative	17,886	16,450
Depreciation	65,360	65,554
Provision (benefit) for credit losses, net	23,294	(5,653)
Total operating expenses	118,358	88,365
Income from operations	257,606	266,849

Other income (expenses)
Interest expense	(86,675)	(81,360)
Interest income	9,232	4,255
Losses on debt extinguishment	—	(556)
Total other expenses	(77,443)	(77,661)

Income before income taxes	180,163	189,188
Income tax expense	637	518
Net income	$179,526	$188,670
Net income attributable to non-controlling interest in the Operating Partnership	(5,062)	(5,319)
Net income attributable to common shareholders	$174,464	$183,351

Earnings per common share:
Basic earnings attributable to common shareholders	$0.64	$0.70
Diluted earnings attributable to common shareholders	$0.64	$0.70

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income	—	—	—	183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Three months ended March 31,	2024	2023

Operating activities
Net income	$179,526	$188,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,636	68,844
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,684	2,501
Accretion on financing receivables	(7,884)	(5,444)
Accretion on held to maturity investment securities	(2,269)	—
Non-cash adjustment to financing lease liabilities	117	109
Stock-based compensation	8,122	7,807
Straight-line rent adjustments and tenant improvement amortization	(15,790)	(8,752)
Losses on debt extinguishment	—	556
Provision (benefit) for credit losses, net	23,294	(5,653)
(Increase), decrease
Other assets	(1,968)	(2,007)
Increase, (decrease)
Accounts payable and accrued expenses	(509)	94
Accrued interest	4,282	(3,822)
Accrued salaries and wages	(5,692)	(4,802)
Other liabilities	5,323	3,082
Net cash provided by operating activities	257,872	241,183
Investing activities
Capital project expenditures	(13)	(9,744)
Capital maintenance expenditures	(90)	(8)
Investment in leases, financing receivables	(93,323)	—
Acquisition of real estate, net	—	(412,324)
Originations of real estate loans	(14,000)	—
Acquisition of held to maturity investment securities	(340,975)	—
Net cash used in investing activities	(448,401)	(422,076)
Financing activities
Dividends paid	(206,578)	(254,778)
Non-controlling interest distributions	(6,147)	(7,424)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,711)	(13,440)
Proceeds from issuance of common stock, net	9,016	64,329
Proceeds from issuance of long-term debt	—	660,000
Financing costs	—	(1)
Repayments of long-term debt	(63,501)	(500,037)
Costs paid on senior unsecured note redemption	—	(17)
Net cash used in financing activities	(281,921)	(51,368)
Net decrease in cash and cash equivalents	(472,450)	(232,261)
Cash and cash equivalents at beginning of period	683,983	239,083
Cash and cash equivalents at end of period	$211,533	$6,822

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

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of March 31, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2024, GLPI’s portfolio consisted of interests in 62 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 19 states and contain approximately 29.0 million square feet. As of March 31, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

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

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $771.0 million and additional rent of $58.8 million.

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

On May 13, 2023, the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. On the opening date of the gaming facility and on each anniversary thereafter for each of the following three lease years rent increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opened) and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease, in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Queen Master Lease was subsequently amended and restated on November 13, 2023 (the "Third Amended and Restated Casino Queen Master Lease").

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of March 31, 2024, $54 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months. The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term (the "Tioga Downs Lease").

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2023 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other that what is described below.

Held to maturity investment securities

During the three months ended March 31, 2024, the Company purchased zero coupon United States Treasury Bills which upon maturity in August 2024 will total $350 million. The Company has classified these debt securities as held to maturity in accordance with ASC 320, Investments- Debt Securities since these are fixed income investments that the Company has the intent and ability to hold until maturity. The securities are recorded at amortized cost on the balance sheet which approximated its fair value at March 31, 2024.

3.    Investment in leases, financing receivables, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks due to the leases' significant initial lease terms. The following is a summary of the balances of the Company's Investment in leases, financing receivables, net.

	March 31, 2024	December 31, 2023
	(in thousands)
Minimum lease payments receivable	$9,627,073	$9,088,298
Estimated residual values of lease property (unguaranteed)	1,184,192	1,041,087
Total	10,811,265	10,129,385
Less: Unearned income	(8,581,383)	(8,083,808)
Less: Allowance for credit losses	(44,175)	(21,971)
Investment in leases - financing receivables, net	$2,185,707	$2,023,606

The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2024 was $2,166.3 million and $63.6 million compared to $1,991.4 million and $54.2 million at December 31, 2023.

At March 31, 2024, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2024 (remainder of year)	$114,024
2025	154,483
2026	157,190
2027	159,945
2028	162,748
Thereafter	8,878,683
Total	$9,627,073
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of March 31, 2024 and December 31, 2023.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Balance at December 31, 2023	Change in Allowance	Ending Balance at March 31, 2024
Maryland Live! Lease	$5,661	$7,094	$12,755
Pennsylvania Live! Master Lease	13,636	12,949	26,585
Rockford Lease	2,674	582	3,256
Tioga Downs Lease	—	1,579	1,579
Totals	$21,971	$22,204	$44,175

	Balance at December 31, 2022	Change in Allowance	Ending Balance at March 31, 2023
Maryland Live! Lease	$4,095	$(881)	$3,214
Pennsylvania Live! Master Lease	15,029	(4,772)	10,257
Totals	$19,124	$(5,653)	$13,471

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of March 31, 2024 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at March 31, 2024	Allowance as a percentage of outstanding financing receivable

2024	$177,004	$(1,579)	$175,425	(0.89)%
2023	101,345	(3,256)	$98,089	(3.21)%
2022	707,037	(26,585)	$680,452	(3.76)%
2021	1,244,496	(12,755)	$1,231,741	(1.02)%
Total	2,229,882	(44,175)	2,185,707	(1.98)%

During the three months ended March 31, 2024, the Company recorded a provision for credit losses, net of $22.2 million on the Investment in leases, financing receivables. This was primarily due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on the actual and long term projections of the Commercial Real Estate Price Index which, as of March 31, 2024 have declined relative to December 31, 2023. Commercial real estate prices are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses. Additionally, a provision for credit losses of $1.1 million was recorded during the three months ended March 31, 2024 on the Company's real estate loans and related loan commitment (See Note 5 for further details).

During the three months ended March 31, 2023, the Company recorded a benefit for credit losses, net of $5.7 million. The majority of this benefit was the result of the underlying casino operations in the Pennsylvania Live! Master Lease outperforming the budgeted expectations that were utilized in the reserve calculation at December 31, 2022.

The reason for the higher allowance for credit losses as a percentage of the outstanding investment in leases for the Rockford Lease and the Pennsylvania Live! Master Lease compared to the Maryland Live! Lease and the Tioga Downs Lease is primarily due to the significantly higher rent coverage ratio on the Maryland Live! Lease compared to the Pennsylvania Live!

Master Lease and the expected coverage ratio on the Rockford Lease. The lower reserve need on the Tioga Downs Lease is due to the lower loan to value ratio on this lease compared to the Pennsylvania Live! Master Lease and the Rockford Lease. Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables that are described in Notes 5 and 6, respectively) and is summarized as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Land and improvements	$3,559,851	$3,559,851
Building and improvements	6,787,477	6,787,464
Total real estate investments	10,347,328	10,347,315
Less accumulated depreciation	(2,243,400)	(2,178,523)
Real estate investments, net	$8,103,928	$8,168,792

5.    Real estate loans, net

As discussed in Note 1, the Company entered into the Rockford Loan during 2023 and $54 million of the $150 million commitment was drawn as of March 31, 2024. The Rockford Loan has a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The following is a summary of the balances of the Company's Real estate loans, net.

	March 31, 2024	December 31, 2023
	(in thousands)
Real estate loans	$54,000	$40,000
Less: Allowance for credit losses	$(1,693)	$(964)
Real estate loans, net	$52,307	$39,036

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

Rockford Loan
Balance at December 31, 2023	$(964)
Change in allowance	(729)
Ending balance at March 31,2024	$(1,693)

The Rockford Loan is subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $0.7 million for the three month period ended March 31, 2024 on the Rockford Loan. Additionally, the Company recorded a provision of $0.4 million during the three month period ended March 31, 2024 on the Rockford Loan for the associated $96 million unfunded loan commitment. The reserve for the unfunded loan commitment was recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $3.0 million at March 31, 2024. The borrower is current on its loan obligation as of March 31, 2024.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2024	December 31, 2023
Right-of use assets - operating leases	$195,928	$196,254
Land rights, net	635,994	639,270
Right-of-use assets and land rights, net	$831,922	$835,524

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Land rights	$727,114	$727,114
Less accumulated amortization	(91,120)	(87,844)
Land rights, net	$635,994	$639,270

As of March 31, 2024, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$9,828
2025	13,104
2026	13,104
2027	13,104
2028	13,104
Thereafter	573,750
Total	$635,994

Operating Lease Liabilities

At March 31, 2024, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$10,942
2025	14,552
2026	14,554
2027	14,044
2028	13,926
Thereafter	642,545
Total lease payments	$710,563
Less: interest	(514,067)
Present value of lease liabilities	$196,496

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$3,629	$3,775
Variable lease cost	4,913	4,950
Amortization of land right assets	3,276	3,289
Total lease cost	$11,818	$12,014

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2024
Weighted average remaining lease term - operating leases	50.54 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$414	$405

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of the real property assets of Live! Casino & Hotel Maryland, the Company acquired the rights to land subject to a long-term ground lease which expires on June 6, 2111. As the Maryland Live! Lease was accounted for as an Investment in lease, financing receivable, the underlying ground lease was accounted for as a financing lease obligation within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The ground lease contains variable lease payments based on a percentage of gaming revenues generated by the facility and has fixed minimum annual payments. The Company discounted the fixed minimum annual payments at 5.0% to arrive at the initial lease obligation. At March 31, 2024, payments under the Company's financing lease liabilities were as follows (in thousands):

2024 (remainder of year)	$1,687
2025	2,267
2026	2,289
2027	2,312
2028	2,335
Thereafter	299,723
Total lease payments	$310,613
Less: Interest	(256,235)
Present value of finance lease liability	$54,378

7.    Long-term Debt

Long-term debt is as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Unsecured $1,750 million revolver	$—	$—
Term Loan Credit Facility due September 2027	600,000	600,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
Other	396	434
Total long-term debt	6,675,396	6,675,434
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(45,200)	(47,884)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,630,196	$6,627,550

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2024 (in thousands):

2024 (remainder of year)	$400,118
2025	850,164
2026	975,114
2027	600,000
2028	500,000
Over 5 years	3,350,000
Total minimum payments	$6,675,396

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at March 31, 2024 was 6.72% .

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At March 31, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

At March 31, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at March 31, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of March 31, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At March 31, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At March 31, 2024, the Company had $6,075.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At March 31, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Investment securities held to maturity

As discussed in Note 2, during the three month period ended March 31, 2023, the Company purchased U.S. Treasury Bills that will mature in August 2024. The fair value of the investment (which approximated its carrying value) is disclosed below and is based on quoted prices in active markets and as such is a Level 1 measurement as defined in ASC 820.

Investment in leases, financing receivables, net

The fair value of the Company's investment in leases, financing receivables, net is based on the estimated value of the underlying real estate property the Company owns related to the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Rockford Lease, and the Tioga Downs Lease. The initial fair value was the price paid by the Company to acquire the real estate. The initial fair value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

Deferred Compensation Plan Assets

The Company's deferred compensation plan assets consist of open-ended mutual funds and as such the fair value measurement of the assets is considered a Level 1 measurement as defined under ASC 820. Deferred compensation plan assets are included within other assets on the condensed consolidated balance sheets.

Real Estate Loans, net

The Company's real estate loans bear interest at a fixed rate. The fair value disclosed in the table below is estimated based on the present value of the loans' future cash flows using a discounted cash flow analysis. The fair value of the loans is subject to fluctuations from changes in market interest rates at each reporting period and the fair value measurement is considered a Level 3 measurement as defined in ASC 820.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement and Term Loan Credit Facility is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$211,533	$211,533	$683,983	$683,983
Investment securities held to maturity	343,244	343,246	—	—
Investment in leases, financing receivables, net	2,185,707	1,947,235	2,023,606	1,969,326
Real estate loans, net	52,307	53,893	39,036	40,299
Deferred compensation plan assets	35,498	35,498	32,894	32,894
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	600,000	600,000	600,000	600,000
Senior Notes	6,075,000	5,800,865	6,075,000	5,816,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2024 and 2023.

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

Funding commitments

The Company has agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease. GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. The funding commitment expires on January 1, 2026.

See Note 1 for a discussion on the potential future funding commitments the Company may have in connection with the possible future transaction with Bally's and the Athletics at the Tropicana Site.

As discussed in Note 1, the Company has also committed to providing up to $150 million (of which $54 million was funded as of March 31, 2024) of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions.

Finally, the Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million.

10.    Revenue Recognition

Revenues from Real Estate

As of March 31, 2024, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Third Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, and 4 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Third Amended and Restated Casino Queen Master Lease. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, Bally's under the Tropicana Las Vegas Lease, American Racing under the Tioga Downs Lease and 815 Entertainment under the Rockford Lease.

Guarantees

The obligations under the Amended PENN Master Lease, the PENN 2023 Master Lease and Amended Pinnacle Master Lease, as well as the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Third Amended and Restated Casino Queen Master Lease, the Bally's Master

Lease and the Tioga Downs Lease are jointly and severally guaranteed by the parent company and by the subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease, the Pennsylvania Live! Master Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
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

The Morgantown Lease became effective on October 1, 2020 whereby the Company is leasing the land under PENN's gaming facility and the initial rent on the opening date and on each anniversary thereafter for each of the following three lease years shall be increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opens), and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (a) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (b) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Hollywood Casino Morgantown opened on December 22, 2021.

Rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% for lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent on the Third Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette.

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

On December 29, 2021, the Maryland Live! Lease with Cordish became effective, with annual rent increasing by 1.75% upon the second anniversary of the lease commencement. The Pennsylvania Live! Master Lease with Cordish became effective March 1, 2022 with annual rent increasing by 1.75% upon the second anniversary of the lease commencement. These leases were accounted for as an Investment in leases, financing receivables. See Note 3 for the further information including the future annual cash payments to be received under these leases.

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease which has a 99 year term and initial annual rent is subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

On February 6, 2024, the Company announced it had acquired the real estate assets of Tioga Downs. Simultaneously with the acquisition, GLPI entered into the Tioga Downs Lease which has an initial lease term of 30 years and initial annual rent that is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

Furthermore, the Company's master leases provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on the Amended Pinnacle Master Lease on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended PENN Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania which went into effect at the November 1, 2023 reset.

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

Lease terms

Under ASC 842, the Company is required at lease inception (and if applicable at a lease reassessment date) to determine the term of the lease. This requires concluding whether it is reasonably assured that our tenants will exercise their renewal options contained within the lease. The initial lease term is a key judgment that is utilized in the lease classification test to determine whether the lease is an operating lease, sales type lease or direct financing lease. The Company currently has not included tenant renewal options in its determination of the initial lease term. The Company assesses whether to include tenant renewal options in its calculation of the lease term based on several factors, including but not limited to, whether its tenants' leases represent substantially all of the tenants' earnings and revenues, the ability of its tenants to sell their leased operations for fair value and whether the initial term of its leases is for a significant period of time. Since the formation of the Company on November 1, 2013, the Company has amended or reassessed seven of its fifteen current leases. All of these reassessments were the result of significant lease amendments and were completed during the initial lease terms and prior to any renewal options. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company.

Details of the Company's income from real estate for the three months ended March 31, 2024 was as follows (in thousands):

Three Months Ended March 31, 2024
Building base rent	$282,658
Land base rent	43,386
Percentage rent and other rental revenue	16,614
Interest income on real estate loans	1,077
Total cash income	$343,735
Straight-line rent adjustments	15,790
Ground rent in revenue	8,555
Accretion on financing receivables	7,884
Total income from real estate	$375,964

As of March 31, 2024, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2024 (remainder of year)	$895,508	$46,420	$9,755	$951,683
2025	1,194,550	57,055	13,007	1,264,612
2026	1,135,624	49,756	12,180	1,197,560
2027	1,109,182	42,967	11,302	1,163,451
2028	1,111,327	36,079	11,184	1,158,590
Thereafter	5,880,256	33,149	56,127	5,969,532
Total	$11,326,447	$265,426	$113,555	$11,705,428
(1)    Includes a $3.6 million tenant improvement allowance that is being amortized over the life of a tenant lease.
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

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, and unvested performance-based restricted shares. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	271,490	261,791
Assumed conversion of restricted stock awards	117	129
Assumed conversion of performance-based restricted stock awards	419	752
Diluted weighted-average common shares outstanding	272,026	262,672

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$174,464	$183,351
Less: Net income allocated to participating securities	(75)	(90)
Net income for earnings per share purposes	$174,389	$183,261
Weighted-average common shares outstanding	271,490	261,791
Basic EPS	$0.64	$0.70

Calculation of diluted EPS:
Net income attributable to common shareholders	$174,464	$183,351
Diluted weighted-average common shares outstanding	272,026	262,672
Diluted EPS	$0.64	$0.70

Antidilutive securities excluded from the computation of diluted earnings per share	198	28

12.    Equity

Common stock issuance

On December 21, 2022, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $1.0 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2022 ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2022 ATM Program. The 2022 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2022 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.0 billion. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser.

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the three months ended March 31, 2024, the Company sold 0.2 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $9.0 million. As of March 31, 2024, the Company had $584.6 million remaining for issuance under the 2022 ATM Program.

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As of March 31, 2024, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.1 million and $7.4 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three month periods ended March 31, 2024 and March 31, 2023, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2024 and 2023:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340

2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588

In addition, for the three months ended March 31, 2024 and March 31, 2023, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.3 million, respectively. On February 22, 2023, the Company the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

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

As of March 31, 2024, there was $8.7 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.96 years. For the three months ended March 31, 2024, the Company recognized $4.2 million of compensation expense associated with these awards, compared to $4.3 million for the three months ended March 31, 2023, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the three months ended March 31, 2024:

Number of Award Shares
Outstanding at December 31, 2023	269,929
Granted	260,095
Released	(215,685)
Outstanding at March 31, 2024	314,339

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of March 31, 2024, there was $27.3 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 2.13 years.  For the three months ended March 31, 2024, the Company recognized $3.9 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.5 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2024:

Number of Performance-Based Award Shares
Outstanding at December 31, 2023	1,492,000
Granted	523,000
Released	(478,000)
Canceled	—
Outstanding at March 31, 2024	1,537,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for interest	$79,034	$81,995

Noncash Investing and Financing Activities

On February 6, 2024, as partial consideration for the closing of the real property assets under the Tioga Downs Lease, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million for accounting purposes at closing and assumed debt of $63.5 million that was repaid after closing with the offsetting increase to Investment in leases, financing receivables, net.

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

Current year acquisitions

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs, in Nichols, NY from American Racing for $175.0 million which comprised of cash, assumed debt that was repaid after closing, and OP Units. Simultaneously with the acquisition, GLPI entered into the Tioga Downs Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price, along with incremental transaction costs, was allocated to Investment in leases, financing receivables in the amount of $176.4 million.

Prior year acquisitions

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, that upon opening is intended to be managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price was allocated to Investment in leases, financing receivables in the amount of $100.2 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a taxable REIT subsidiary ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

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

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of March 31, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of March 31, 2024, GLPI’s portfolio consisted of interests in 62 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with

3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 19 states and contain approximately 29.0 million square feet. As of March 31, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

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

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $771.0 million and additional rent of $58.8 million.

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
On May 13, 2023, the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania in exchange for $30.0 million in rent credits that were utilized by PENN in the fourth quarter of 2020. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years, followed by six 5-year renewal options exercisable by the tenant. On the opening date of the gaming facility and on each anniversary thereafter for each of the following three lease years rent increased by 1.5% annually (on a prorated basis for the remainder of the lease year in which the gaming facility opened) and commencing on the fourth anniversary of the opening date and for each anniversary thereafter, (i) if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and (ii) if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year (the "Morgantown Lease"). Hollywood Casino Morgantown opened on December 22, 2021.

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease, in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Queen Master Lease was subsequently amended and restated on November 13, 2023 (the "Third Amended and Restated Casino Queen Master Lease").

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which is expected in September 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of March 31, 2024, $54 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months. The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term (the "Tioga Downs Lease").
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $376.0 million and $257.6 million, respectively, for the three months ended March 31, 2024, compared to $355.2 million and $266.8 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:

•Total income from real estate increased by $20.8 million to $376.0 million for the three months ended March 31, 2024 compared to $355.2 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $7.9 million for the three months ended March 31, 2024. Additionally, the three months ended March 31, 2024 benefited by $4.8 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $2.4 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.0 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rents of $1.3 million for the three months ended March 31, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5 year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.
•Total operating expenses increased by $30.0 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year. The provision for credit losses, net, increased by $28.9 million during the three months ended March 31, 2024. The provision increase was due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and to a lesser extent the Company's real estate loans and related loan commitment (See Note 3 and Note 5 for further discussion). Additionally, the prior year period benefited from the underlying casino operations in the Pennsylvania Live! Master Lease outperforming the budgeted expectations that were utilized in the reserve calculation at December 31, 2022. Additionally, general and administrative expenses increased by $1.4 million due primarily to transaction related costs of $0.6 million, higher payroll and benefits costs of $0.4 million and higher stock based compensation costs of $0.3 million.

•Other expenses decreased by $0.2 million for the three months ended March 31, 2024, primarily due to higher interest income of $5.0 million as compared to the corresponding period in the prior year because of higher variable market interest rates earned on our cash balances and debt extinguishment charges of $0.6 million. These items were partially offset by higher interest expense of $5.3 million associated with the Company's increased borrowings to fund our recent acquisitions.

•Net income decreased by $9.1 million for the three months ended March 31, 2024, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three months ended March 31, 2024.

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

The consolidated results of operations for the three months ended March 31, 2024 and 2023 are summarized below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total revenues	$375,964	$355,214
Total operating expenses	118,358	88,365
Income from operations	257,606	266,849
Total other expenses	(77,443)	(77,661)
Income before income taxes	180,163	189,188
Income tax expense	637	518
Net income	$179,526	$188,670
Net income attributable to non-controlling interest in the Operating Partnership	(5,062)	(5,319)
Net income attributable to common shareholders	$174,464	$183,351

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$179,526	$188,670
Gains from dispositions of property, net of tax	—	—
Real estate depreciation	64,877	65,084
Funds from operations	$244,403	$253,754
Straight-line rent adjustments (1)	(15,790)	(8,752)
Other depreciation	483	470
Provision (benefit) for credit losses, net	23,294	(5,653)
Amortization of land rights	3,276	3,290
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,684	2,501
Stock based compensation	8,122	7,807
Losses on debt extinguishment	—	556
Accretion on investment in leases, financing receivables	(7,884)	(5,444)
Non-cash adjustment to financing lease liabilities	117	109
Capital maintenance expenditures	(90)	(8)
Adjusted funds from operations	$258,615	$248,630
Interest, net	76,768	76,444
Income tax expense	637	518
Capital maintenance expenditures	90	8
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,684)	(2,501)
Adjusted EBITDA	$333,426	$323,099

(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

Net income, FFO, AFFO and Adjusted EBITDA were $179.5 million, $244.4 million, $258.6 million, and $333.4 million for the three months ended March 31, 2024, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $188.7 million, $253.8 million, $248.6 million and $323.1 million for the corresponding period in the prior year. The decrease in net income of $9.1 million was primarily attributable to increased operating expenses by $30.0 million (which was driven by the increase in provision for credit losses of $28.9 million) partially offset by an increase in total revenues of $20.8 million and lower other expenses of $0.2 million.
The decrease in FFO for the three months ended March 31, 2024 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Variance	Variance
Rental income	$330,582	$317,968	$12,614	4.0%
Interest income from real estate	44,305	37,246	7,059	19.0%
Interest income from real estate loans	1,077	—	1,077	N/A
Total income from real estate	$375,964	$355,214	$20,750	5.8%

Total income from real estate

•Total income from real estate increased by $20.8 million to $376.0 million for the three months ended March 31, 2024 compared to $355.2 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $7.9 million for the three months ended March 31, 2024. Additionally, the three months ended March 31, 2024 benefited by $4.8 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $2.4 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.0 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $1.3 million for the three months ended March 31, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5 year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.

Details of the Company's income from real estate for the three months ended March 31, 2024 was as follows (in thousands)

Three Months Ended March 31, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$53,090	$10,759	$6,519	$—	$70,368	$4,952	$569	$—	$75,889
PENN 2023 Master Lease	58,913	—	(107)	—	58,806	5,622	—	—	64,428
Amended Pinnacle Master Lease	60,277	17,814	7,164	—	85,255	1,858	2,063	—	89,176
PENN Morgantown Lease	—	784	—	—	784	—	—	—	784
Caesars Master Lease	16,022	5,932	—	—	21,954	2,196	330	—	24,480
Horseshoe St. Louis Lease	5,918	—	—	—	5,918	399	—	—	6,317
Boyd Master Lease	20,068	2,946	2,566	—	25,580	574	432	—	26,586
Boyd Belterra Lease	709	473	472	—	1,654	151	—	—	1,805
Bally's Master Lease	25,893	—	—	—	25,893	—	2,689	—	28,582
Maryland Live! Lease	19,078	—	—	—	19,078	—	2,160	4,529	25,767
Pennsylvania Live! Master Lease	12,573	—	—	—	12,573	—	311	2,273	15,157
Casino Queen Master Lease	7,905	—	—	—	7,905	38	—	—	7,943
Tropicana Las Vegas Lease	—	2,678	—	—	2,678	—	—	—	2,678
Rockford Lease	—	2,000	—	—	2,000	—	—	498	2,498
Rockford Loan	—	—	—	1,077	1,077	—	—	—	1,077
Tioga Downs Lease	2,212	—	—	—	2,212	—	1	584	2,797
Total	$282,658	$43,386	$16,614	$1,077	$343,735	$15,790	$8,555	$7,884	$375,964

(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

Three Months Ended March 31, 2023	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$52,049	$10,759	$7,685	$—	$70,493	$(3,274)	$595	$—	$67,814
PENN 2023 Master Lease	58,043	—	(16)	—	58,027	6,492	—	—	64,519
Amended Pinnacle Master Lease	59,095	17,814	7,164	—	84,073	1,858	2,005	—	87,936
PENN Morgantown Lease	—	773	—	—	773	—	—	—	773
Caesars Master Lease	15,824	5,932	—	—	21,756	2,394	378	—	24,528
Horseshoe St. Louis Lease	5,844	—	—	—	5,844	472	—	—	6,316
Boyd Master Lease	19,675	2,946	2,566	—	25,187	574	349	—	26,110
Boyd Belterra Lease	695	473	472	—	1,640	152	—	—	1,792
Bally's Master Lease	25,115	—	—	—	25,115	—	2,916	—	28,031
Maryland Live! Lease	18,750	—	—	—	18,750	—	2,113	3,287	24,150
Pennsylvania Live! Master Lease	12,500	—	—	—	12,500	—	322	2,157	14,979
Casino Queen Master Lease	5,557	—	—	—	5,557	84	—	—	5,641
Tropicana Las Vegas Lease	—	2,625	—	—	2,625	—	—	—	2,625
Total	$273,147	$41,322	$17,871	$—	$332,340	$8,752	$8,678	$5,444	$355,214

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

Operating expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	$11,818	$12,014	$(196)	(1.6)%
General and administrative	17,886	16,450	1,436	8.7%
Depreciation	65,360	65,554	(194)	(0.3)%
Provision for credit losses	23,294	(5,653)	28,947	(512.1)%
Total operating expenses	$118,358	$88,365	$29,993	33.9%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $0.2 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $1.4 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year. The reason for the increase for the three months ended March 31, 2024 was primarily due to higher transaction related costs, higher payroll and benefit costs and higher stock based compensation expense.

Depreciation

Depreciation expense decreased by $0.2 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year.

Provision for credit losses

The Company recorded a provision for credit losses of $23.3 million for the three months ended March 31, 2024 compared to a benefit of $5.7 million for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net as well as the Company's real estate loans and related loan commitment.

The reason for the increased provision during the three months ended March 31, 2024 was due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and related loan commitment. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of March 31, 2024, have declined relative to December 31, 2023. Commercial real estate prices are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses.

During the three months ended March 31, 2023, the Company recorded a benefit for credit losses, net of $5.7 million. The majority of this benefit was the result of the underlying casino operations in the Pennsylvania Live! Master Lease outperforming the budgeted expectations that were utilized in the reserve calculation at December 31, 2022.

Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2024	2023	Variance	Variance
Interest expense	$(86,675)	$(81,360)	$(5,315)	6.5%
Interest income	9,232	4,255	4,977	117.0%
Losses on debt extinguishment	—	(556)	556	N/A
Total other expenses	$(77,443)	$(77,661)	$218	(0.3)%

Interest expense

Interest expense increased by $5.3 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $5.0 million for the three months ended March 31, 2024 as compared to the corresponding period in the prior year due to higher average cash deposits year over year.

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

Net cash provided by operating activities was $257.9 million and $241.2 million during the three months ended March 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities of $16.7 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $11.4 million along with decreases in cash paid for operating expenses and cash paid for interest of $0.8 million and $3.0 million, respectively, and an increase in interest income of $2.7 million. This was partially offset by increases in cash paid for employees of $1.2 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations. The increase in interest income was due to higher average cash deposits in the current year.

Investing activities used cash of $448.4 million and $422.1 million during the three months ended March 31, 2024 and 2023, respectively.  Net cash used in investing activities during the three months ended March 31, 2024 primarily consisted of $93.3 million for the acquisition of the real estate assets contained within the Tioga Downs Lease which was accounted for as an Investment in leases, financing receivables, Rockford Loan fundings of $14.0 million, the purchase of zero coupon U.S. Treasury Bills totaling $341.0 million, and capital expenditures of $0.1 million. The net cash used in investing activities for the three months ended March 31, 2023 consisted primarily of $412.3 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, and capital expenditures of $9.8 million.

Financing activities used cash of $281.9 million and $51.4 million during the three months ended March 31, 2024 and 2023, respectively. Net cash used in financing activities during the three months ended March 31, 2024 was driven by the repayment of long term debt of $63.5 million, dividend payments of $206.6 million, non-controlling interest distributions of $6.1 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million which were partially offset by proceeds from the issuance of common stock, net of costs, totaling $9.0 million. Cash used in financing activities during the three months ended March 31, 2023 was driven by the repayment of long term debt of $500.0 million, dividend payments of $254.8 million, noncontrolling interest distributions of $7.4 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million, partially offset by proceeds from the issuance of long term debt, net of costs of $660.0 million and proceeds from the issuance of common stock, net of costs of $64.3 million.

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

During the three months ended March 31, 2024 and 2023, we spent approximately $0.1 million and $9.8 million, respectively, for capital expenditures. The majority of the capital expenditures in 2023 were related to a land side development project at Hollywood Casino Baton Rouge that was completed in August 2023.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at March 31, 2024 was 6.72%.

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At March 31, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

On September 2, 2022, GLP Capital entered into an amendment No.1 (the "Amendment") to the Credit Agreement (as amended, the "Amended Credit Agreement") among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by such amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

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

At March 31, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at March 31, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of March 31, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At March 31, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At March 31, 2024, the Company had $6,075.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At March 31, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of March 31, 2024, the Company had $584.6 million remaining for issuance under the 2022 ATM Program.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program), issuance of additional OP Units, and/or debt offerings. In addition, the Company intends to redeem its 3.350% Notes which are due in September 2024. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,675.4 million at March 31, 2024. Furthermore, $6,075.0 million of our obligations at March 31, 2024 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately six months to nine and three quarters years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2024 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at March 31, 2024.

	04/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	Thereafter	Total	Fair Value at 3/31/2024
	(in thousands)
Long-term debt:
Fixed rate	$400,000	$850,000	$975,000	$—	$500,000	$3,350,000	$6,075,000	$5,800,865
Average interest rate	3.35%	5.25%	5.38%		5.75%	4.44%

Variable rate	$—	$—	$—	$600,000	$—	$—	$600,000	$600,000
Average interest rate (1)				5.00%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On March 15, 2024, Steven Ladany, the Company's Chief Development Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Ladany Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Ladany Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ladany Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 2, 2025 and February 4, 2025. The aggregate number of shares of common stock that will be available for sale under the Ladany Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 75,000.

The Ladany Rule 10b5-1 Plan includes a representation from Mr. Ladany to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Ladany Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Ladany Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Ladany Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Ladany was unaware, or with respect to any material nonpublic information acquired by Mr. Ladany or the Company after the date of the representation.

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
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 25, 2024	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)