Form 10-Q
period 2024-06-30
Gaming & Leisure Properties, Inc.
filed 2024-07-25
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 22, 2024
Common Stock, par value $.01 per share	274,391,465

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

•our ability to successfully consummate the announced transactions with Bally's Corporation (Bally's), including the ability of the parties to satisfy the various conditions to funding, including receipt of all required approvals and consents, or other delays or impediments to completing the proposed transactions;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), in our Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report and Quarterly Reports on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$8,045,884	$8,168,792
Investment in leases, financing receivables, net	2,312,021	2,023,606
Real estate loans, net	90,372	39,036
Right-of-use assets and land rights, net	828,098	835,524
Cash and cash equivalents	94,494	683,983
Held to maturity investment securities	347,782	—
Other assets	58,517	55,717
Total assets	$11,777,168	$11,806,658

Liabilities
Accounts payable and accrued expenses	$4,455	$7,011
Accrued interest	82,091	83,112
Accrued salaries and wages	3,621	7,452
Operating lease liabilities	195,918	196,853
Financing lease liabilities	60,561	54,261
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,632,842	6,627,550
Deferred rental revenue	253,171	284,893
Other liabilities	39,584	36,572
Total liabilities	7,272,243	7,297,704

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and December 31, 2023)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 271,500,584 and 270,922,719 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	2,715	2,709
Additional paid-in capital	6,059,956	6,052,109
Accumulated deficit	(1,928,360)	(1,897,913)
Total equity attributable to Gaming and Leisure Properties	4,134,311	4,156,905
Noncontrolling interests in GLPI's Operating Partnership (8,087,630 units and 7,653,326 units outstanding at June 30, 2024 and December 31, 2023, respectively)	370,614	352,049
Total equity	4,504,925	4,508,954
Total liabilities and equity	$11,777,168	$11,806,658

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$332,815	$319,236	$663,397	$637,204
Income from investment in leases, financing receivables	45,974	37,353	90,279	74,599
Interest income from real estate loans	1,837	—	2,914	—
Total income from real estate	380,626	356,589	756,590	711,803

Operating expenses
Land rights and ground lease expense	11,870	11,892	23,688	23,906
General and administrative	13,851	12,639	31,737	29,089
Depreciation	65,262	65,731	130,622	131,285
Provision (benefit) for credit losses, net	(3,786)	28,052	19,508	22,399
Total operating expenses	87,197	118,314	205,555	206,679
Income from operations	293,429	238,275	551,035	505,124

Other income (expenses)
Interest expense	(86,670)	(79,371)	(173,345)	(160,731)
Interest income	8,065	1,273	17,297	5,528
Losses on debt extinguishment	—	—	—	(556)
Total other expenses	(78,605)	(78,098)	(156,048)	(155,759)

Income before income taxes	214,824	160,177	394,987	349,365
Income tax expense	412	40	1,049	558
Net income	$214,412	$160,137	$393,938	$348,807
Net income attributable to non-controlling interest in the Operating Partnership	(6,162)	(4,507)	(11,224)	(9,826)
Net income attributable to common shareholders	$208,250	$155,630	$382,714	$338,981

Earnings per common share:
Basic earnings attributable to common shareholders	$0.77	$0.59	$1.41	$1.29
Diluted earnings attributable to common shareholders	$0.77	$0.59	$1.41	$1.29

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817
Restricted stock activity	—	—	5,426	—	—	5,426
Dividends paid ( $0.76 per common share)	—	—	—	(206,583)	—	(206,583)
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	208,250	6,162	214,412
Balance, June 30, 2024	271,500,584	$2,715	$6,059,956	$(1,928,360)	$370,614	$4,504,925

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income	—	—	—	183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191
Issuance of common stock, net of costs	284,453	2	14,353	—	—	14,355
Restricted stock activity	—	—	5,013	—	—	5,013
Dividends paid ( $0.72 per common share)	—	—	—	(189,313)	—	(189,313)
Distributions to non-controlling interest	—	—	—	—	(5,509)	(5,509)
Net income	—	—	—	155,630	4,507	160,137
Balance, June 30, 2023	262,640,178	$2,626	$5,651,612	$(1,903,326)	$351,962	$4,102,874

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Six months ended June 30,	2024	2023

Operating activities
Net income	$393,938	$348,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,174	137,864
Amortization of debt issuance costs, bond premiums and original issuance discounts	5,369	4,906
Accretion on financing receivables	(14,660)	(10,993)
Accretion on held to maturity investment securities	(6,807)	—
Non-cash adjustment to financing lease liabilities	246	225
Stock-based compensation	13,547	12,820
Straight-line rent adjustments and tenant improvement amortization	(31,580)	(17,503)
Losses on debt extinguishment	—	556
Provision (benefit) for credit losses, net	19,508	22,399
(Increase), decrease
Other assets	(4,895)	(3,905)
Increase, (decrease)
Accounts payable and accrued expenses	(1,082)	(123)
Accrued interest	(1,021)	(1,646)
Accrued salaries and wages	(3,831)	(2,947)
Other liabilities	4,051	2,656
Net cash provided by operating activities	509,957	493,116
Investing activities
Capital project expenditures	(7,064)	(26,860)
Capital maintenance expenditures	(552)	(8)
Return of contingent consideration from previous acquisition	1,798	—
Investment in leases, financing receivables	(203,486)	—
Acquisition of real estate, net	(1,478)	(419,009)
Originations of real estate loans	(53,000)	—
Acquisition of held to maturity investment securities	(340,975)	—
Net cash used in investing activities	(604,757)	(445,877)
Financing activities
Dividends paid	(413,161)	(444,091)
Non-controlling interest distributions	(12,294)	(12,933)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,710)	(13,440)
Proceeds from issuance of common stock, net	9,016	78,684
Proceeds from issuance of long-term debt	—	675,000
Financing costs	—	(1)
Repayments of long-term debt	(63,540)	(560,074)
Costs paid on senior unsecured note redemption	—	(17)
Net cash used in financing activities	(494,689)	(276,872)
Net decrease in cash and cash equivalents	(589,489)	(229,633)
Cash and cash equivalents at beginning of period	683,983	239,083
Cash and cash equivalents at end of period	$94,494	$9,450

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

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of June 30, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2024, GLPI’s portfolio consisted of interests in 65 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and contain approximately 29.3 million square feet. As of June 30, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the initial form of such lease the "Original PENN Master Lease"). The Original PENN Master Lease was a triple-net lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's properties (the "PENN 2023 Master Lease"). The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

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

Third Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge ("The Belle") (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in The Belle and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

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

On November 13, 2023, the Company and Caesars amended and restated the Second Amended and Restated Caesars Master Lease (as amended and restated, the "Third Amended and Restated Caesars Master Lease") in connection with Caesars selling its interest in The Belle to Casino Queen with no change in rent obligation to the Company.

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with an affiliate of Caesars

(the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease was amended on December 1, 2021 to adjust the rent terms such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

The Company completed the acquisitions of the real estate assets of Bally's Black Hawk and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The existing Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million, which has been reduced from $771.0 million and additional rent of $58.8 million.

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

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI has committed to provide up to approximately $111 million of funding for the project ($7.0 million of which has been funded as of June 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate for the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, an affiliate of GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL ("Hard Rock Casino Rockford") , which is expected in late August 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of June 30, 2024, $93 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, an affiliate of GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months. The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term (the "Tioga Downs Lease").

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") for $105 million, plus an additional $5 million that was funded at closing to reimburse Strategic for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The initial aggregate annual cash rent for the new leases is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5% (the "Strategic Gaming Leases").

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2023 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other that what is described below.

Held to maturity investment securities

In February 2024, the Company purchased zero coupon United States Treasury Bills which upon maturity in August 2024, will total $350 million. The Company has classified these debt securities as held to maturity in accordance with ASC 320, Investments-Debt Securities since these are fixed income investments that the Company has the intent and ability to hold until maturity. The securities are recorded at amortized cost on the balance sheet which approximated its fair value at June 30, 2024.

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

	June 30, 2024	December 31, 2023
	(in thousands)
Minimum lease payments receivable	$9,887,845	$9,088,298
Estimated residual values of lease property (unguaranteed)	1,275,915	1,041,087
Total	11,163,760	10,129,385
Less: Unearned income	(8,810,886)	(8,083,808)
Less: Allowance for credit losses	(40,853)	(21,971)
Investment in leases - financing receivables, net	$2,312,021	$2,023,606

The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2024 was $2,278.9 million and $74.0 million compared to $1,991.4 million and $54.2 million at December 31, 2023.

At June 30, 2024, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments
2024 (remainder of year)	$80,846
2025	164,103
2026	166,917
2027	169,858
2028	172,851
Thereafter	9,133,270
Total	$9,887,845
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of June 30, 2024 and December 31, 2023.

The change in the allowance for credit losses for the Company's financing receivables is illustrated below (in thousands):

	Balance at December 31, 2023	Change in Allowance	Ending Balance at March 31, 2024	Change in Allowance	Ending Balance at June 30, 2024
Maryland Live! Lease	$5,661	$7,094	$12,755	$(1,871)	$10,884
Pennsylvania Live! Master Lease	13,636	12,949	26,585	(1,854)	24,731
Rockford Lease	2,674	582	3,256	(303)	2,953
Tioga Downs Lease	—	1,579	1,579	(150)	1,429
Strategic Gaming Leases	—	$—	—	856	856
Totals	$21,971	$22,204	$44,175	$(3,322)	$40,853

	Balance at December 31, 2022	Change in Allowance	Ending Balance at March 31, 2023	Change in Allowance	Ending Balance at June 30, 2023
Maryland Live! Lease	$4,095	$(881)	$3,214	$8,142	$11,356
Pennsylvania Live! Master Lease	15,029	(4,772)	10,257	19,910	30,167
Totals	$19,124	$(5,653)	$13,471	$28,052	$41,523

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of June 30, 2024 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at June 30, 2024	Allowance as a percentage of outstanding financing receivable

2024	$293,890	$(2,285)	$291,605	(0.78)%
2023	101,856	(2,953)	98,903	(2.90)%
2022	709,211	(24,731)	684,480	(3.49)%
2021	1,247,917	(10,884)	1,237,033	(0.87)%
Total	$2,352,874	$(40,853)	$2,312,021	(1.74)%

During the three and six months ended June 30, 2024, the Company recorded a benefit for credit losses, net and a provision for credit losses, net of $3.8 million and $19.5 million , respectively (inclusive of the reserve for real estate loans and reserves on the unfunded loan commitment, see Note 5 for details). The benefit in the three month period ended June 30, 2024 was due to probability weighting changes in economic forecast scenarios that we utilize from a third party. The provision for the six months ended June 30, 2024 was primarily due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and related loan commitment. These values are estimated based on the actual and long term projections of the Commercial Real Estate Price Index which, as of June 30, 2024 have declined relative to December 31, 2023. Commercial real estate prices are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses.

During the three and six months ended June 30, 2023, the Company recorded a provision for credit losses, net of $28.1 million and $22.4 million, respectively. The significant provision for credit losses recorded for the three months ended June 30, 2023 was the result of a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of June 30, 2023, declined and were anticipated to remain at depressed levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses.

The reason for differences in the allowance as a percentage of outstanding financing receivable for leases originated in each calendar year in the table above depends on various factors for the leases such as expected rent coverage ratios and loan to value ratios. Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables that are described in Notes 5 and 3, respectively) and is summarized as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Land and improvements	$3,558,053	$3,559,851
Building and improvements	6,788,956	6,787,464
Construction in progress	7,052	—
Total real estate investments	10,354,061	10,347,315
Less accumulated depreciation	(2,308,177)	(2,178,523)
Real estate investments, net	$8,045,884	$8,168,792

Construction in progress primarily represents development funding on The Belle. See Note 1 for details on this project.

5.    Real estate loans, net

As discussed in Note 1, the Company entered into the Rockford Loan during 2023 and $93 million of the $150 million commitment was drawn as of June 30, 2024. The Rockford Loan has a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The following is a summary of the balances of the Company's Real estate loans, net.

	June 30, 2024	December 31, 2023
	(in thousands)
Real estate loans	$93,000	$40,000
Less: Allowance for credit losses	$(2,628)	$(964)
Real estate loans, net	$90,372	$39,036

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

Rockford Loan
Balance at December 31, 2023	$(964)
Change in allowance	(729)
Ending balance at March 31,2024	$(1,693)
Change in allowance	$(935)
Ending Balance at June 30, 2024	$(2,628)

The Rockford Loan is subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $0.9 million and $1.7 million for the three month and six months ended June 30, 2024 on the Rockford Loan. Additionally, the Company recorded a benefit of $1.4 million and $1.0 million during the three month and six month period ended June 30, 2024 on the unfunded loan commitment for the Rockford Loan. The reserve for the unfunded loan commitment was recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $1.6 million at June 30, 2024. The borrower is current on its loan obligation as of June 30, 2024.

6.    Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the CPI, and have maturity dates ranging from 2038 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its condensed consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its condensed consolidated balance sheets to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its condensed consolidated balance sheets in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the condensed consolidated balance sheets.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	June 30, 2024	December 31, 2023
Right-of use assets - operating leases	$195,380	$196,254
Land rights, net	632,718	639,270
Right-of-use assets and land rights, net	$828,098	$835,524

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 20 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Land rights	$727,114	$727,114
Less accumulated amortization	(94,396)	(87,844)
Land rights, net	$632,718	$639,270

As of June 30, 2024, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$6,552
2025	13,104
2026	13,104
2027	13,104
2028	13,104
Thereafter	573,750
Total	$632,718

Operating Lease Liabilities

At June 30, 2024, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$7,276
2025	14,552
2026	14,554
2027	14,044
2028	13,926
Thereafter	642,545
Total lease payments	$706,897
Less: interest	(510,979)
Present value of lease liabilities	$195,918

Lease Expense

Operating lease costs represent the entire amount of expense recognized for operating leases that are recorded on the condensed consolidated balance sheets. Variable lease costs are not included in the measurement of the lease liability and include both lease payments tied to a property's performance and changes in an index (such as the CPI) that are not determinable at lease commencement, while short-term lease costs are costs for those operating leases with a term of 12 months or less.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$3,635	$3,744	$7,264	$7,518
Variable lease cost	4,958	4,858	9,872	9,808
Amortization of land right assets	3,276	3,290	6,552	6,579
Total lease cost	$11,869	$11,892	$23,688	$23,905

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2024
Weighted average remaining lease term - operating leases	50.37 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$414	$405	$829	$809

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to a long-term ground lease which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as financing lease obligations within Lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.14% to arrive at the initial lease obligations.

At June 30, 2024, payments under the Company's financing lease liabilities were as follows (in thousands):

2024 (remainder of year)	$1,338
2025	2,690
2026	2,712
2027	2,735
2028	2,758
Thereafter	313,823
Total lease payments	$326,056
Less: Interest	(265,495)
Present value of finance lease liabilities	$60,561

7.    Long-term Debt

Long-term debt is as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Unsecured $1,750 million revolver	$—	$—
Term Loan Credit Facility due September 2027	600,000	600,000
$400 million 3.350% senior unsecured notes due September 2024	400,000	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
Other	357	434
Total long-term debt	6,675,357	6,675,434
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(42,515)	(47,884)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,632,842	$6,627,550

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2024 (in thousands):

2024 (remainder of year)	$400,079
2025	850,164
2026	975,114
2027	600,000
2028	500,000
Over 5 years	3,350,000
Total minimum payments	$6,675,357

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at June 30, 2024 was 6.73% .

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At June 30, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

At June 30, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at June 30, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of June 30, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At June 30, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At June 30, 2024, the Company had $6,075.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At June 30, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Investment securities held to maturity

As discussed in Note 2, in February 2024, the Company purchased U.S. Treasury Bills that will mature in August 2024. The fair value of the investment (which approximated its carrying value) is disclosed below and is based on quoted prices in active markets and as such is a Level 1 measurement as defined in ASC 820.

Investment in leases, financing receivables, net

The fair value of the Company's investment in leases, financing receivables, net is based on the estimated value of the underlying real estate property the Company owns related to the applicable leases. The initial fair value was the price paid by the Company to acquire the real estate. This value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$94,494	$94,494	$683,983	$683,983
Investment securities held to maturity	347,782	347,715	—	—
Investment in leases, financing receivables, net	2,312,021	2,053,036	2,023,606	1,969,326
Real estate loans, net	90,372	94,407	39,036	40,299
Deferred compensation plan assets	36,373	36,373	32,894	32,894
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	600,000	600,000	600,000	600,000
Senior Notes	6,075,000	5,803,095	6,075,000	5,816,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2024 and 2023.

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

As discussed in Note 1, the Company has also committed to providing up to $150 million (of which $93 million was funded as of June 30, 2024) of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a draw period of up to 1 year and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino Rockford which is expected in late August 2024. The Rockford Loan advances are subject to customary construction lending terms and conditions.

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI has committed to provide up to approximately $111 million of funding for the project (of which $7 million has been funded as of June 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024.

Finally, the Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million.

10.    Revenue Recognition

Revenues from Real Estate

As of June 30, 2024, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Third Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, 4 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Third Amended and Restated Casino Queen Master Lease and 3 of the Company's real estate investment properties were leased to subsidiaries of Strategic under the Strategic Gaming Leases. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, Bally's under the Tropicana Las Vegas Lease, American Racing under the Tioga Downs Lease and 815 Entertainment under the Rockford Lease.

Guarantees

The obligations under the Amended PENN Master Lease, the PENN 2023 Master Lease and Amended Pinnacle Master Lease, as well as the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Third Amended and Restated Casino Queen Master Lease, the Bally's Master Lease, the Strategic Gaming Leases and the Tioga Downs Lease are each jointly and severally guaranteed by the applicable parent company and subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Belterra Park Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
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

The Bally's Master Lease became effective on June 3, 2021 and rent is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Company completed the acquisitions of the real estate assets of Bally's Biloxi and Bally's Tiverton on January 3, 2023 and Bally's Black Hawk and Bally's Quad Cities on April 1, 2022. The existing Bally's Master Lease was amended to add these properties with annual rent increases subject to the escalation clauses described above.

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

On May 16, 2024, the Company acquired the real estate assets of Silverado, DMG, and Baldini's. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into the Strategic Gaming Leases. The rent is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5%.

Furthermore, the Company's master leases with percentage rent provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on the Amended Pinnacle Master Lease on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended PENN Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania which went into effect at the November 1, 2023 reset.

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

Lease terms

Under ASC 842, the Company is required at lease inception (and if applicable at a lease reassessment date) to determine the term of the lease. This requires concluding whether it is reasonably assured that our tenants will exercise their renewal options contained within the lease. The initial lease term is a key judgment that is utilized in the lease classification test to determine whether the lease is an operating lease, sales type lease or direct financing lease. The Company currently has not included tenant renewal options in its determination of the initial lease term. The Company assesses whether to include tenant renewal options in its calculation of the lease term based on several factors, including but not limited to, whether its tenants' leases represent substantially all of the tenants' earnings and revenues, the ability of its tenants to sell their leased operations for fair value and whether the initial term of its leases is for a significant period of time. Since the formation of the Company on November 1, 2013, the Company has amended or reassessed seven of its current leases. All of these reassessments were the result of significant lease amendments and were completed during the initial lease terms and prior to any renewal options. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company.

Details of the Company's income from real estate for the three and six months ended June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Building base rent	$286,638	$569,296
Land base rent	43,387	86,773
Percentage rent and other rental revenue	17,564	34,178
Interest income on real estate loans	1,837	2,914
Total cash income	$349,426	$693,161
Straight-line rent adjustments	15,790	31,580
Ground rent in revenue	8,634	17,189
Accretion on financing receivables	6,776	14,660
Total income from real estate	$380,626	$756,590

As of June 30, 2024, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2024 (remainder of year)	$625,347	$30,630	$6,506	$662,483
2025	1,249,780	57,055	13,007	1,319,842
2026	1,158,629	49,756	12,180	1,220,565
2027	1,116,076	42,967	11,302	1,170,345
2028	1,118,221	36,079	11,184	1,165,484
Thereafter	5,906,870	33,149	56,127	5,996,146
Total	$11,174,923	$249,636	$110,306	$11,534,865
(1)    Includes a $3.6 million tenant improvement allowance that is being amortized over the life of a tenant lease.
The table above presents the cash rent the Company expects to receive from its tenants, including adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. See Note 3 for the future contractual cash receipts to be received by the Company under its Investment in leases, financing receivables, net.
The Company may periodically loan funds to casino operators for the purchase or development of real estate. Interest income related to real estate loans is recorded as income from real estate within the Company's consolidated statements of income in the period earned. See Note 5 for further details.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	271,501	262,490	271,496	262,142
Assumed conversion of restricted stock awards	133	147	123	138
Assumed conversion of performance-based restricted stock awards	431	763	423	749
Diluted weighted-average common shares outstanding	272,065	263,400	272,042	263,029

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$208,250	$155,630	$382,714	$338,981
Less: Net income allocated to participating securities	(103)	(87)	(174)	(178)
Net income for earnings per share purposes	$208,147	$155,543	$382,540	$338,803
Weighted-average common shares outstanding	271,501	262,490	271,496	262,142
Basic EPS	$0.77	$0.59	$1.41	$1.29

Calculation of diluted EPS:
Net income attributable to common shareholders	$208,250	$155,630	$382,714	$338,981
Diluted weighted-average common shares outstanding	272,065	263,400	272,042	263,029
Diluted EPS	$0.77	$0.59	$1.41	$1.29

Antidilutive securities excluded from the computation of diluted earnings per share	90	111	106	116

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the six months ended June 30, 2024, the Company sold 0.2 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $9.0 million. As of June 30, 2024, the Company had $584.6 million remaining for issuance under the 2022 ATM Program. Subsequent to June 30, 2024, the Company sold 2.9 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $139.4 million.

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As of June 30, 2024, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.2 million and $12.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2024, respectively. The Company paid $5.5 million and $12.9 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2023, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2024 and 2023:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340

2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095

In addition, for the three and six months ended June 30, 2024 dividend payments were made to GLPI restricted stock award holders in the amount of $0.3 million and $0.5 million, respectively. In addition, for the three and six months ended June 30, 2023, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.5 million, respectively. On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

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

As of June 30, 2024, there was $7.3 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.80 years. For the three and six months ended June 30, 2024, the Company recognized $1.6 million and $5.8 million of compensation expense associated with these awards, compared to $1.4 million and $5.7 million for the three and six months ended June 30, 2023, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the six months ended June 30, 2024:

Number of Award Shares
Outstanding at December 31, 2023	269,929
Granted	263,328
Released	(215,685)
Outstanding at June 30, 2024	317,572

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of June 30, 2024, there was $23.5 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.94 years.  For the three and six months ended June 30, 2024, the Company recognized $3.9 million and $7.8 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.6 million and $7.1 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2024:

Number of Performance-Based Award Shares
Outstanding at December 31, 2023	1,492,000
Granted	523,000
Released	(478,000)
Outstanding at June 30, 2024	1,537,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for income taxes, net of refunds received	$2,399	$1,086	$2,399	$979
Cash paid for interest	$88,592	$74,093	$167,626	$156,088

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

Current year acquisitions

On May 16, 2024, the Company acquired the real estate assets of Silverado, the DMG Casino, and Baldini's for $105 million, plus an additional $5 million that was funded at closing to reimburse the tenant for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The transaction was accounted for as a failed sale leaseback and the purchase price allocation of these assets and liabilities based on their respective fair values at the acquisition date are summarized below (in thousands).

Investment in leases, financing receivables	116,217
Financing lease liabilities	(6,054)
Total purchase price	110,163
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

At closing, the Company was credited its previously funded $200 million deposit that was recorded in other assets at December 31, 2022 as well as a $9.0 million transaction fee that was recorded against the purchase price. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2026 for a purchase price of $771.0 million (subsequently updated to $735 million as discussed in Note 16) and additional annual rent of $58.8 million.

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

On September 6, 2023, the Company acquired the land and certain improvements at Casino Queen Marquette for $32.7 million. The property was added to the Casino Queen Master Lease and annual rent was increased by $2.7 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$32,032
Building and improvements	690
Total purchase price	$32,722

16.    Subsequent Events

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company intends to acquire the real property assets of Bally’s Kansas City Casino (“Bally’s Kansas City”) and Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”) as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion, which would represent a blended 8.3% initial cash yield. In addition, GLPI secured adjustments to improve the purchase price and related cap rate related to the existing, previously announced, contingent purchase option for Bally’s Lincoln, as well as the addition of a right for GLPI to call the asset beginning on October 1, 2026. The term sheet represents a binding agreement between GLPI and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail. No assurance can be given that the contemplated transactions will be completed on the proposed terms and/or timeline or at all.

GLPI intends to fund construction hard costs of up to $940.0 million at an 8.5% initial cash yield with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur from August 2024 through December 2026. GLPI would own all funded improvements, which would be leased to Bally’s with rent commencing at a rate of 8.5% as advances are made.

In addition to the development funding of hard costs, GLPI also intends to acquire the Chicago land for approximately $250 million before development begins. Upon GLPI’s purchase of the Chicago land GLPI expects that rent will commence under a new lease carrying a 15 year initial term with an initial cash yield of 8.0%. The new lease will be cross-defaulted with the construction development funding agreement. Upon completion of the improvements and acquisition of the land, GLPI expects to own substantially all of the real estate land and improvements related to the Chicago casino and hotel for a total investment of $1.19 billion and blended initial cash investment yield of 8.4%.

GLPI intends to purchase the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of $395 million. The two properties would be in a new Bally’s Master Lease that would be cross-defaulted with the existing Bally’s Master Lease with initial cash rent pursuant to the agreement for the two new properties of $32.2 million, representing an 8.2% initial cash capitalization rate. The Company expects to close on the proposed Bally’s Kansas City and Bally’s Shreveport sale leaseback transactions as early as the fourth quarter of 2024, subject to customary regulatory and other approvals.

In total, the Chicago, Kansas City, and Shreveport transactions represent a blended 8.3% yield and are expected to be funded on a staggered basis with cash on hand, retained operational cash flow, availability from the Revolver, and proceeds from potential capital markets activity.

The transactions are subject to several conditions as well as certain third-party consents and regulatory approvals. Key conditions include but are not limited to: (a) valid assignment of the current ground lease to GLPI or acquisition by GLPI of the fee interest in Chicago; (b) the final structure and pro forma capitalization of Bally’s following the proposed acquisition of Bally's by Standard General, or similar transaction, in the event any agreement is reached with the board of directors of Bally’s; (c) completion of customary due diligence on the Chicago site; and (d) receipt of all necessary gaming regulatory and other third party approvals.

GLPI and Bally’s have further agreed to adjust GLPI’s existing contingent purchase option for Bally’s Lincoln to reflect a purchase price of $735 million, which has been reduced from $771 million. The purchase price adjustment results in the initial cash yield’s favorable adjustment from 7.6% to 8.0% based on $58.8 million initial cash rent. GLPI has also been granted a call right, subject only to regulatory approval, beginning on October 1, 2026 to ensure that GLPI has the opportunity to acquire the property prior to the expiration of the current option period.

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

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of June 30, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of June 30, 2024, GLPI’s portfolio consisted of interests in 65 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment, Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility under construction that upon opening is intended to be managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and contain approximately 29.3 million square feet. As of June 30, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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

PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, GLPI owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the initial form of such lease the "Original PENN Master Lease"). The Original PENN Master Lease was a triple-net lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

On October 10, 2022, the Company announced that it agreed to create a new master lease with PENN for seven of PENN's properties (the "PENN 2023 Master Lease"). The companies also agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease.

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

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

Third Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Tropicana Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge ("The Belle") (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Tropicana Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Tropicana Evansville or Tropicana Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in The Belle and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

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

On November 13, 2023, the Company and Caesars amended and restated the Second Amended and Restated Caesars Master Lease (as amended and restated, the "Third Amended and Restated Caesars Master Lease") in connection with Caesars selling its interest in The Belle to Casino Queen with no change in rent obligation to the Company.

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Lumière Place Casino, now known as Horseshoe St. Louis, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with an affiliate of Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease was amended on December 1, 2021 to adjust the rent terms such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

The Company completed the acquisitions of the real estate assets of Bally's Black Hawk and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The existing Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million, which has been reduced from $771.0 million and additional rent of $58.8 million. See Note 16 in the Notes to the Financial Statements for other developments with Bally's.

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

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI has committed to provide up to approximately $111 million of funding for the project (of which $7 million has been funded as of June 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate for the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that upon opening is intended to be managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, an affiliate of GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL ("Hard Rock Casino Rockford"), which is expected in late August 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of June 30, 2024, $93 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, an affiliate of GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months. The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term (the "Tioga Downs Lease").

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") for $105 million, plus an additional $5 million that was funded at closing for reimbursement for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The initial aggregate annual cash rent for the new leases is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5% (the "Strategic Gaming Leases").

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $380.6 million and $293.4 million, respectively, for the three months ended June 30, 2024, compared to $356.6 million and $238.3 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $756.6 million and $551.0 million, respectively, for the six months ended June 30, 2024, compared to $711.8 million and $505.1 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, were as follows:

•Total income from real estate increased by $24.0 million to $380.6 million for the three months ended June 30, 2024 compared to $356.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $11.0 million for the three months ended June 30, 2024. Additionally, the three months ended June 30, 2024 benefited by $5.0 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $1.2 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.0 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rents of $0.2 million for the three months ended June 30, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5 year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.

•Total income from real estate increased by $44.8 million to $756.6 million for the six months ended June 30, 2024 compared to the corresponding period in the prior year. The reason for the increase was due to our recent acquisitions which in the aggregate increased cash rental income by $18.8 million for the six months ended June 30, 2024. Additionally, the six months ended June 30, 2024 benefited by $9.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $3.7 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $14.1 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $1.5 million for the six months ended June 30, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5 year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.
•Total operating expenses decreased by $31.1 million for the three months ended June 30, 2024 as compared to the corresponding period in the prior year. The provision for credit losses, net, decreased by $31.8 million during the three months ended June 30, 2024. The provision decreased due to probability weighting changes in economic forecast scenarios that we utilize from a third party to calculate our reserves and a decline in the commercial real estate price index in the second quarter of 2023 which is utilized to estimate the value of our real estate in our Investment in leases, financing receivables. Additionally, general and administrative expenses increased by $1.2 million due primarily to higher franchise taxes and stock based compensation costs. Finally, depreciation expense decreased by $0.5 million for the three months ended June 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated.

•Total operating expenses decreased by $1.1 million for the six months ended June 30, 2024 as compared to the corresponding period in the prior year. The provision for credit losses, net, decreased by $2.9 million during the six months ended June 30, 2024. The provision decreased due to probability weighting changes in economic forecast scenarios that we utilize from a third party to calculate our reserves. Additionally, general and administrative expenses increased by $2.6 million due primarily to higher franchise taxes, stock based compensation costs and transaction costs. Finally, depreciation expense decreased by $0.7 million for the six months ended June 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated.

•Other expenses increased by $0.5 million for the three months ended June 30, 2024, primarily due to higher interest expense of $7.3 million associated with the Company's increased borrowings to fund our recent acquisitions. These items were partially offset by higher interest income of $6.8 million as compared to the corresponding period in the prior year because of higher variable market interest rates earned on our cash balances.

•Other expenses increased by $0.3 million for the six months ended June 30, 2024, primarily due to higher interest expense of $12.6 million associated with the Company's increased borrowings to fund our recent acquisitions. These items were partially offset by higher interest income of $11.8 million as compared to the corresponding period in the prior year because of higher variable market interest rate earned on our cash balances. The six months ended June 30, 2023 also included debt extinguishment charges of $0.6 million.

•Net income increased by $54.3 million and $45.1 million for the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2024.

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

The consolidated results of operations for the three and six months ended June 30, 2024 and 2023 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total revenues	$380,626	$356,589	$756,590	$711,803
Total operating expenses	87,197	118,314	205,555	206,679
Income from operations	293,429	238,275	551,035	505,124
Total other expenses	(78,605)	(78,098)	(156,048)	(155,759)
Income before income taxes	214,824	160,177	394,987	349,365
Income tax expense	412	40	1,049	558
Net income	$214,412	$160,137	$393,938	$348,807
Net income attributable to non-controlling interest in the Operating Partnership	(6,162)	(4,507)	(11,224)	(9,826)
Net income attributable to common shareholders	$208,250	$155,630	$382,714	$338,981

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$214,412	$160,137	$393,938	$348,807
Real estate depreciation	64,777	65,255	129,654	130,339
Funds from operations	$279,189	$225,392	$523,592	$479,146
Straight-line rent adjustments (1)	(15,790)	(8,751)	(31,580)	(17,503)
Other depreciation	485	476	968	946
Provision (benefit) for credit losses, net	(3,786)	28,052	19,508	22,399
Amortization of land rights	3,276	3,289	6,552	6,579
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,685	2,405	5,369	4,906
Stock based compensation	5,425	5,013	13,547	12,820
Losses on debt extinguishment	—	—	—	556
Accretion on investment in leases, financing receivables	(6,776)	(5,549)	(14,660)	(10,993)
Non-cash adjustment to financing lease liabilities	129	116	246	225
Capital maintenance expenditures	(462)	—	(552)	(8)
Adjusted funds from operations	$264,375	$250,443	$522,990	$499,073
Interest, net	77,882	77,428	154,650	153,872
Income tax expense	412	40	1,049	558
Capital maintenance expenditures	462	—	552	8
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,685)	(2,405)	(5,369)	(4,906)
Adjusted EBITDA	$340,446	$325,506	$673,872	$648,605

(1) Current year amount includes $0.1 million for the three months and six months ended June 30, 2024, respectively, of tenant improvement allowance amortization.

Net income, FFO, AFFO and Adjusted EBITDA were $214.4 million, $279.2 million, $264.4 million, and $340.4 million for the three months ended June 30, 2024, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $160.1 million, $225.4 million, $250.4 million and $325.5 million for the corresponding period in the prior year. The increase in net income of $54.3 million was primarily attributable to decreased operating expenses of $31.1 million (which was driven by the decrease in provision for credit losses of $31.8 million) and an increase in total revenues of $24.0 million partially offset by higher other expenses of $0.5 million.

Net income, FFO, AFFO and Adjusted EBITDA were $393.9 million, $523.6 million, $523.0 million, and $673.9 million for the six months ended June 30, 2024, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $348.8 million, $479.1 million, $499.1 million and $648.6 million for the corresponding period in the prior year. The increase in net income of $45.1 million was primarily attributable to an increase in total revenues of $44.8 million.

The increases in FFO for the three months and six months ended June 30, 2024 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Rental income	$332,815	$319,236	$13,579	4.3%
Interest income from real estate	45,974	37,353	8,621	23.1%
Interest income from real estate loans	1,837	—	1,837	N/A
Total income from real estate	$380,626	$356,589	$24,037	6.7%

	Six Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Rental income	$663,397	$637,204	$26,193	4.1%
Interest income from real estate	90,279	74,599	15,680	21.0%
Interest income from real estate loans	2,914	—	2,914	N/A
Total income from real estate	$756,590	$711,803	44,787	6.3%

Total income from real estate

•Total income from real estate increased by $24.0 million to $380.6 million for the three months ended June 30, 2024 compared to $356.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $11.0 million for the three months ended June 30, 2024. Additionally, the three months ended June 30, 2024 benefited by $5.0 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $1.2 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $7.0 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $0.2 million for the three months ended June 30, 2024 compared to the corresponding period in the prior year.

•Total income from real estate increased by $44.8 million to $756.6 million for the six months ended June 30, 2024 compared to $711.8 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $18.8 million for the six months ended June 30, 2024. Additionally, the six months ended June 30, 2024 benefited by $9.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $3.7 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $14.1 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $1.5 million for the six months ended June 30, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5 year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.

Details of the Company's income from real estate for the three and six months ended June 30, 2024 was as follows (in thousands)

Three Months Ended June 30, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$53,090	$10,759	$6,500	$—	$70,349	$4,952	$612	$—	$75,913
PENN 2023 Master Lease	58,913	—	(115)	—	58,798	5,621	—	—	64,419
Amended Pinnacle Master Lease	61,081	17,814	7,802	—	86,697	1,858	2,055	—	90,610
PENN Morgantown Lease	—	784	—	—	784	—	—	—	784
Caesars Master Lease	16,021	5,932	—	—	21,953	2,196	330	—	24,479
Horseshoe St. Louis Lease	5,917	—	—	—	5,917	398	—	—	6,315
Boyd Master Lease	20,336	2,947	2,886	—	26,169	574	433	—	27,176
Boyd Belterra Lease	719	474	491	—	1,684	152	—	—	1,836
Bally's Master Lease	26,054	—	—	—	26,054	—	2,642	—	28,696
Maryland Live! Lease	19,078	—	—	—	19,078	—	2,206	3,422	24,706
Pennsylvania Live! Master Lease	12,719	—	—	—	12,719	—	320	2,174	15,213
Casino Queen Master Lease	7,904	—	—	—	7,904	39	—	—	7,943
Tropicana Las Vegas Lease	—	2,677	—	—	2,677	—	—	—	2,677
Rockford Lease	—	2,000	—	—	2,000	—	—	511	2,511
Rockford Loan	—	—	—	1,837	1,837	—	—	—	1,837
Tioga Downs Lease	3,631	—	—	—	3,631	—	1	573	4,205
Strategic Gaming Leases	1,175	—	—	—	1,175	—	35	96	1,306
Total	$286,638	$43,387	$17,564	$1,837	$349,426	$15,790	$8,634	$6,776	$380,626
(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

Six Months Ended June 30, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$106,180	$21,518	$13,019	$—	$140,717	$9,904	$1,181	$—	$151,802
PENN 2023 Master Lease	117,826	—	(222)	—	117,604	11,243	—	—	128,847
Amended Pinnacle Master Lease	121,358	35,628	14,966	—	171,952	3,716	4,118	—	179,786
PENN Morgantown Lease	—	1,568	—	—	1,568	—	—	—	1,568
Caesars Master Lease	32,043	11,864	—	—	43,907	4,392	660	—	48,959
Horseshoe St. Louis Lease	11,835	—	—	—	11,835	797	—	—	12,632
Boyd Master Lease	40,404	5,893	5,452	—	51,749	1,148	865	—	53,762
Boyd Belterra Lease	1,428	947	963	—	3,338	303	—	—	3,641
Bally's Master Lease	51,947	—	—	—	51,947	—	5,331	—	57,278
Maryland Live! Lease	38,156	—	—	—	38,156	—	4,366	7,951	50,473
Pennsylvania Live! Master Lease	25,292	—	—	—	25,292	—	631	4,447	30,370
Casino Queen Master Lease	15,809	—	—	—	15,809	77	—	—	15,886
Tropicana Las Vegas Lease	—	5,355	—	—	5,355	—	—	—	5,355
Rockford Lease	—	4,000	—	—	4,000	—	—	1,009	5,009
Rockford Loan	—	—	—	2,914	2,914	—	—	—	2,914
Tioga Lease	5,843	—	—	—	5,843	—	2	1,157	7,002
Strategic Gaming Leases	1,175	—	—	—	1,175	—	35	96	1,306
Total	$569,296	$86,773	$34,178	$2,914	$693,161	$31,580	$17,189	$14,660	$756,590
(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

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

Operating expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	$11,870	$11,892	$(22)	(0.2)%
General and administrative	13,851	12,639	1,212	9.6%
Depreciation	65,262	65,731	(469)	(0.7)%
Provision for credit losses	(3,786)	28,052	(31,838)	(113.5)%
Total operating expenses	$87,197	$118,314	$(31,117)	(26.3)%

	Six Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	23,688	23,906	(218)	(0.9)%
General and administrative	31,737	29,089	2,648	9.1%
Depreciation	130,622	131,285	(663)	(0.5)%
Provision for credit losses	19,508	22,399	(2,891)	(12.9)%
Total operating expenses	205,555	206,679	$(1,124)	(0.5)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense was relatively consistent for the three and six months ended June 30, 2024, as compared to the corresponding period in the prior year as illustrated in the table above.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $1.2 million and $2.6 million for the three and six months ended June 30, 2024 as compared to the corresponding period in the prior year. The reason for the increases was primarily due to higher franchise taxes, stock based compensation costs and transaction costs.

Depreciation

Depreciation expense decreased by $0.5 million and $0.7 million for the three and six months ended June 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated.

Provision for credit losses

The Company recorded a benefit for credit losses of $3.8 million for the three months ended June 30, 2024 compared to a provision for credit losses of $28.1 million for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net as well as the Company's real estate loans and related loan commitment.

The reason for the benefit during the three months ended June 30, 2024 was due to probability weighting changes from our third party forecast. The significant provision for the corresponding period in the prior year was due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and related loan commitment. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of June 30, 2024, have declined relative to December 31, 2023. Commercial real estate prices are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve for credit losses.

During the six months ended June 30, 2024, the Company recorded a provision of $19.5 million compared to $22.4 million for the corresponding period in the prior year. The primary reason for these provisions was due to declines in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of June 30, 2024 and June 30, 2023, have declined compared to the year end levels at December 31, 2023 and December 31, 2022, respectively, and are anticipated to remain at low levels for several quarters based on the third party economic forecast the Company utilizes to calculate its reserve.

Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Interest expense	$(86,670)	$(79,371)	$(7,299)	9.2%
Interest income	8,065	1,273	6,792	533.5%
Total other expenses	$(78,605)	$(78,098)	$(507)	0.6%

	Six Months Ended June 30,			Percentage
	2024	2023	Variance	Variance
Interest expense	(173,345)	(160,731)	$(12,614)	7.8%
Interest income	17,297	5,528	11,769	212.9%
Losses on debt extinguishment	—	(556)	556	(100.0)%
Total other expenses	$(156,048)	$(155,759)	$(289)	0.2%

Interest expense

Interest expense increased by $7.3 million and $12.6 million for the three and six months ended June 30, 2024, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $6.8 million and $11.8 million for the three and six months ended June 30, 2024 as compared to the corresponding period in the prior year due to higher average cash deposits year over year.

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

Net cash provided by operating activities was $510.0 million and $493.1 million during the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities of $16.8 million for the six months ended June 30, 2024, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $27.1 million and an increase in interest income of $4.9 million. This was partially offset by increases in cash paid for employees of $1.5 million, cash paid for interest of $11.5 million, cash paid for operating expenses of $0.8 million and cash paid for taxes of $1.4 million The increase in cash receipts collected from our customers for the six months ended June 30, 2024, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations. The increase in interest income was due to higher average cash deposits in the current year.

Investing activities used cash of $604.8 million and $445.9 million during the six months ended June 30, 2024 and 2023, respectively.  Net cash used in investing activities during the six months ended June 30, 2024 primarily consisted of $1.5 million for the acquisition of the real estate for The Belle landside development project, the acquisition of the real estate assets contained within the Tioga Downs Lease and Strategic Gaming Leases which totaled $203.5 million and were accounted for as Investment in leases, financing receivables, Rockford Loan fundings of $53.0 million, the purchase of zero coupon U.S. Treasury Bills totaling $341.0 million, and capital expenditures of $7.6 million, partially offset by the proceeds from a tax refund related to a previous acquisition of $1.8 million. The net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of $419.0 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, and capital expenditures of $26.9 million.

Financing activities used cash of $494.7 million and $276.9 million during the six months ended June 30, 2024 and 2023, respectively. Net cash used in financing activities during the six months ended June 30, 2024 was driven by the repayment of long term debt of $63.5 million, dividend payments of $413.2 million, non-controlling interest distributions of $12.3 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million which were partially offset by proceeds from the issuance of common stock, net of costs, totaling $9.0 million. Cash used in financing activities during the six months ended June 30, 2023 was driven by the repayment of long term debt of $560.1 million, dividend payments of $444.1 million, noncontrolling interest distributions of $12.9 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million, partially offset by proceeds from the issuance of long term debt, net of costs of $675.0 million and proceeds from the issuance of common stock, net of costs of $78.7 million.

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

During the six months ended June 30, 2024 and 2023, we spent approximately $7.6 million and $26.9 million, respectively, for capital expenditures. The majority of the capital expenditures in 2024 were related to a landside development project at The Belle and in 2023 the expenditures were related to a landside development project at Hollywood Casino Baton Rouge that was completed in August 2023.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at June 30, 2024 was 6.73%.

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At June 30, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

On September 2, 2022, GLP Capital entered into an amendment No. 1 (the "Amendment") to the Credit Agreement (as amended, the "Amended Credit Agreement") among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by such amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

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

At June 30, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at June 30, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of June 30, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At June 30, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At June 30, 2024, the Company had $6,075.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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
At June 30, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of June 30, 2024, the Company had $584.6 million remaining for issuance under the 2022 ATM Program.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program), issuance of additional OP Units, and/or debt offerings. In addition, the Company intends to redeem its 3.350% senior unsecured notes which are due in September 2024. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,675.4 million at June 30, 2024. Furthermore, $6,075.0 million of our obligations at June 30, 2024 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately two months to nine and a half years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2024 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at June 30, 2024.

	07/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	Thereafter	Total	Fair Value at 6/30/2024
	(in thousands)
Long-term debt:
Fixed rate	$400,000	$850,000	$975,000	$—	$500,000	$3,350,000	$6,075,000	$5,803,095
Average interest rate	3.35%	5.25%	5.38%		5.75%	4.44%

Variable rate	$—	$—	$—	$600,000	$—	$—	$600,000	$600,000
Average interest rate (1)				5.06%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On May 20, 2024, Desiree Burke, the Company's Chief Financial Officer and Treasurer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Burke Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Burke Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Burke Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 2, 2025 and January 31, 2025. The aggregate number of shares of common stock that will be available for sale under the Burke Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 81,333.

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

On May 24, 2024, Brandon Moore, the Company's Chief Operating Officer, General Counsel and Secretary, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Moore Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Moore Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moore Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between August 22, 2024 and December 31, 2024. The aggregate number of shares of common stock that will be available for sale under the Moore Rule 10b5-1 Plan is not yet determinable because the awards will be net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 30,900.

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
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 25, 2024	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)