Form 10-Q
period 2024-09-30
Gaming & Leisure Properties, Inc.
filed 2024-10-24
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 22, 2024
Common Stock, par value $.01 per share	274,391,553

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•our ability to successfully consummate the announced transactions with Bally's Corporation ("Bally's"), including the ability of the parties to satisfy the various conditions to funding, including receipt of all required approvals and consents, or other delays or impediments to completing the proposed transactions;

•the impact that higher inflation and interest rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;

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

•the ability to generate sufficient cash flows to service and comply with financial covenants under our outstanding indebtedness;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate investments, net	$8,014,976	$8,168,792
Investment in leases, financing receivables, net	2,313,775	2,023,606
Investment in leases, sales-type, net	257,207	—
Real estate loans, net	158,854	39,036
Right-of-use assets and land rights, net	825,367	835,524
Cash and cash equivalents	494,135	683,983
Held to maturity investment securities	554,106	—
Other assets	62,577	55,717
Total assets	$12,680,997	$11,806,658

Liabilities
Accounts payable and accrued expenses	$5,488	$7,011
Accrued interest	95,657	83,112
Accrued salaries and wages	5,174	7,452
Operating lease liabilities	196,432	196,853
Financing lease liabilities	60,673	54,261
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	7,413,012	6,627,550
Deferred rental revenue	238,419	284,893
Other liabilities	41,390	36,572
Total liabilities	8,056,245	7,297,704

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and December 31, 2023)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 274,391,553 and 270,922,719 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	2,744	2,709
Additional paid-in capital	6,204,578	6,052,109
Accumulated deficit	(1,952,445)	(1,897,913)
Total equity attributable to Gaming and Leisure Properties	4,254,877	4,156,905
Noncontrolling interests in GLPI's Operating Partnership (8,087,630 units and 7,653,326 units outstanding at September 30, 2024 and December 31, 2023, respectively)	369,875	352,049
Total equity	4,624,752	4,508,954
Total liabilities and equity	$12,680,997	$11,806,658

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$333,244	$321,206	$996,641	$958,410
Income from investment in leases, financing receivables	47,503	38,332	137,782	112,931
Income from sales-type leases	1,240	—	1,240	—
Interest income from real estate loans	3,354	22	6,268	22
Total income from real estate	385,341	359,560	1,141,931	1,071,363

Operating expenses
Land rights and ground lease expense	11,758	12,406	35,446	36,312
General and administrative	13,472	13,600	45,209	42,689
Gains from dispositions of property	(3,790)	(22)	(3,790)	(22)
Property transfer tax recovery	—	(2,187)	—	(2,187)
Depreciation	64,771	65,846	195,393	197,131
Provision for credit losses, net	27,686	1,613	47,194	24,012
Total operating expenses	113,897	91,256	319,452	297,935
Income from operations	271,444	268,304	822,479	773,428

Other income (expenses)
Interest expense	(95,705)	(79,788)	(269,050)	(240,519)
Interest income	14,876	1,273	32,173	6,801
Losses on debt extinguishment	—	—	—	(556)
Total other expenses	(80,829)	(78,515)	(236,877)	(234,274)

Income before income taxes	190,615	189,789	585,602	539,154
Income tax expense	515	482	1,564	1,040
Net income	$190,100	$189,307	$584,038	$538,114
Net income attributable to non-controlling interest in the Operating Partnership	(5,406)	(5,297)	(16,630)	(15,123)
Net income attributable to common shareholders	$184,694	$184,010	$567,408	$522,991

Earnings per common share:
Basic earnings attributable to common shareholders	$0.67	$0.70	$2.08	$1.99
Diluted earnings attributable to common shareholders	$0.67	$0.70	$2.08	$1.99

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817
Restricted stock activity	—	—	5,426	—	—	5,426
Dividends paid ($0.76 per common share)	—	—	—	(206,583)	—	(206,583)
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	208,250	6,162	214,412
Balance, June 30, 2024	271,500,584	$2,715	$6,059,956	$(1,928,360)	$370,614	$4,504,925
Issuance of common stock, net of costs	2,890,166	29	139,175	—	—	139,204
Restricted stock activity	803	—	5,447	—	—	5,447
Dividends paid ($0.76 per common share)	—	—	—	(208,779)	—	(208,779)
Distributions to non-controlling interest	—	—	—	—	(6,145)	(6,145)
Net income	—	—	—	184,694	5,406	190,100
Balance, September 30, 2024	274,391,553	$2,744	$6,204,578	$(1,952,445)	$369,875	$4,624,752

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$340,138	$4,118,096
Issuance of common stock, net of costs	1,284,556	13	64,316	—	—	64,329
Restricted stock activity	344,139	4	(5,637)	—	—	(5,633)
Dividends paid ($0.97 per common share)	—	—	—	(254,778)	—	(254,778)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(7,424)	(7,424)
Net income	—	—	—	183,351	5,319	188,670
Balance, March 31, 2023	262,355,725	$2,624	$5,632,246	$(1,869,643)	$352,964	$4,118,191
Issuance of common stock, net of costs	284,453	2	14,353	—	—	14,355
Restricted stock activity	—	—	5,013	—	—	5,013
Dividends paid ($0.72 per common share)	—	—	—	(189,313)	—	(189,313)
Distributions to non-controlling interest	—	—	—	—	(5,509)	(5,509)
Net income	—	—	—	155,630	4,507	160,137
Balance, June 30, 2023	262,640,178	$2,626	$5,651,612	$(1,903,326)	$351,962	$4,102,874
Issuance of common stock, net of costs	4,371,624	44	210,743	—		210,787
Restricted stock activity	3,928	—	5,136	—		5,136
Dividends paid ($0.73 per common share)	—	—	—	(192,307)	—	(192,307)
Distributions to non-controlling interest	—	—	—	—	(5,587)	(5,587)
Net income	—	—	—	184,010	5,297	189,307
Balance, September 30, 2023	267,015,730	$2,670	$5,867,491	$(1,911,623)	$351,672	$4,310,210

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Nine months ended September 30,	2024	2023

Operating activities
Net income	$584,038	$538,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,221	207,409
Amortization of debt issuance costs, bond premiums and original issuance discounts	8,172	7,312
Accretion on financing receivables	(21,753)	(16,806)
Net accretion on held to maturity investment securities	(4,111)	—
Non-cash adjustment to financing lease liabilities	358	347
Gains from dispositions of property	(3,790)	(22)
Stock-based compensation	19,010	17,959
Deferred rent and tenant improvement amortization	(46,262)	(26,445)
Losses on debt extinguishment	—	556
Provision (benefit) for credit losses, net	47,194	24,012
Change in operating assets and liabilities
Other assets	(24,404)	(2,153)
Accounts payable and accrued expenses	(636)	(457)
Accrued interest	12,545	(4,094)
Accrued salaries and wages	(2,278)	(1,217)
Other liabilities	7,053	1,861
Net cash provided by operating activities	780,357	746,376
Investing activities
Capital project and maintenance expenditures	(15,935)	(39,534)
Return of contingent consideration from previous acquisition	1,798	—
Investment in leases, financing receivables	(203,486)	(100,202)
Acquisition of real estate, net	(237,249)	(455,556)
Fundings for the Tropicana Las Vegas Lease	(48,550)	—
Originations of real estate loans	(123,730)	(40,000)
Acquisition of held to maturity investment securities	(890,970)	—
Maturities of held to maturity investment securities	340,975	—
Net cash used in investing activities	(1,177,147)	(635,292)
Financing activities
Dividends paid	(621,940)	(636,398)
Non-controlling interest distributions	(18,439)	(18,520)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,726)	(13,442)
Proceeds from issuance of common stock, net	148,220	289,471
Proceeds from issuance of long-term debt	1,189,484	685,000
Financing costs	(12,078)	(1)
Repayments of long-term debt	(463,579)	(575,128)
Net cash provided by (used) in financing activities	206,942	(269,018)
Net decrease in cash and cash equivalents	(189,848)	(157,934)
Cash and cash equivalents at beginning of period	683,983	239,083
Cash and cash equivalents at end of period	$494,135	$81,149

See accompanying notes to the condensed consolidated financial statements and Note 14 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.    Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to the Company, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

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

During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that held the real estate of the former Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation (NYSE: BALY) ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital. GLPI paid a special earnings and profits dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building assets to Bally's.

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of September 30, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2024, GLPI’s portfolio consisted of interests in 66 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's, and 1 facility under development for Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and contain approximately 29.3 million square feet. As of September 30, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. The Company originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master

Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

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

Bally's Master Lease and Bally's Chicago Land Lease

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

The Company completed the acquisitions of the real estate assets of Bally's Black Hawk and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million and additional rent of $58.8 million. The Company has also been granted a call right, subject only to regulatory approval, beginning on October 1, 2026 to ensure that the Company has the opportunity to acquire the property prior to the expiration of the current option period.

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company intends to acquire the real property assets of Bally’s Kansas City Casino (“Bally’s Kansas City”) and Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”) as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion. The term sheet represents a binding agreement between the Company and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail.

The Company intends to fund construction hard costs of up to $940.0 million for Bally's Chicago, with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur through December 2026. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made.

On September 11, 2024, the Company assumed the ground lease between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million (the "Bally's Chicago Land Lease"). The Bally's Chicago Land Lease is cross-defaulted with the construction development funding agreement. The parties anticipate entering into a new Bally's Chicago Land Lease to conform certain lease terms to be consistent with what was agreed upon between the Company and Bally's that were disclosed in the binding term sheet mentioned above. Upon completion of the improvements, the Company expects to own substantially all of the real estate land and improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

The Company intends to purchase the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of $395 million. The two properties would be in a new Bally’s Master Lease that would be cross-defaulted with the existing Bally’s Master Lease with initial cash rent pursuant to the agreement for the two new properties of $32.2 million. The Company expects to close on the proposed Bally’s Kansas City and Bally’s Shreveport sale leaseback transactions as early as the fourth quarter of 2024, subject to customary regulatory and other approvals.

The contemplated transactions are subject to several conditions as well as certain third-party consents and regulatory approvals. Key conditions include but are not limited to: (a) the final structure and pro forma capitalization of Bally’s following the proposed acquisition of Bally's by Standard General, or similar transaction, in the event any agreement is reached with the board of directors of Bally’s; (b) completion of customary due diligence; and (c) receipt of all necessary gaming regulatory and other third party approvals.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the former Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both the Company’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").

On May 13, 2023, the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential casino resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by the Company to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by the Company of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the Tropicana Las Vegas Lease, and that to the extent the Company has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and the Company agreed to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. The Company is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. The Company may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

In late August 2024, the Company funded $48.5 million to Bally's that was used to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event. The lease is now classified as a sales type lease which resulted in a $3.8 million gain that was recorded in gains from dispositions of property on the Condensed Consolidated Statement of Operations.

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

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease, in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Queen Master Lease was subsequently amended and restated on November 13, 2023 to include the real estate assets at The Belle (the "Third Amended and Restated Casino Queen Master Lease").

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI has committed to provide up to approximately $111 million of funding for the project ($15.0 million of which has been funded as of September 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024 and rent will be deferred until the project is substantially complete and ready for its intended use.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that opened in late August 2024 and is managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, an affiliate of GLPI entered into a ground lease with 815 Entertainment for a 99-year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan are subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL ("Hard Rock Casino Rockford"), which occurred in late August 2024. As of September 30, 2024, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them.

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

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic for $105 million, plus an additional $5 million that was funded at closing to reimburse Strategic for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The initial aggregate annual cash rent for the new leases is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5% (the "Strategic Gaming Leases").

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians ("Ione") (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission approving the transaction documents, including the long-term lease. As of September 30, 2024, $13.7 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, on the Condensed Consolidated Statement of Cash Flows, the prior period amount for costs paid on unsecured note redemption was combined with repayments of long-term debt.

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2023 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other that what is described below.

Held to maturity investment securities

In February 2024, the Company purchased zero coupon United States Treasury Bills of approximately $341 million which matured in August 2024 for $350 million. In August 2024, the Company purchased zero coupon United States Treasury Bills which upon maturity in January 2025, will total $563 million. The Company classified these debt securities as held to maturity in accordance with ASC 320, Investments-Debt Securities since these are fixed income investments that the Company has the intent and ability to hold until maturity. The securities are recorded at amortized cost on the Condensed Consolidated Balance Sheet which approximated their fair value.

3.    Investment in leases, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale leaseback transactions were accounted for as failed sale leasebacks due to the leases' significant initial lease terms. Additionally, as described in Note 1, the Company reassessed the Tropicana Las Vegas Lease during the three months ended September 30, 2024 which resulted in the lease being classified as an investment in lease, sales type, net. The following is a summary of the balances of the Company's Investment in leases.

	September 30, 2024	September 30, 2024	December 31, 2023
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, financing receivables
		(in thousands)
Minimum lease payments receivable	$712,165	$9,847,435	$9,088,298
Estimated residual values of lease property (unguaranteed)	278,500	1,276,675	1,041,087
Total	990,665	11,124,110	10,129,385
Less: Unearned income	(712,165)	(8,764,141)	(8,083,808)
Less: Allowance for credit losses	(21,293)	(46,194)	(21,971)
Investment in leases - net	$257,207	$2,313,775	$2,023,606

The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2024 was $2,284.4 million and $75.6 million compared to $1,991.4 million and $54.2 million at December 31, 2023 for the Company's Investment in leases, financing receivables. The present value of the net investment in lease payment receivable and unguaranteed residual value at September 30, 2024 was $257.0 million and $21.5 million for the Company's Investment in leases, sales type.

At September 30, 2024, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments for Investment in leases, sales type	Future Minimum Lease Payments for Investment in leases, financing receivables
2024 (remainder of year)	$3,709	$40,436
2025	14,837	164,103
2026	14,837	166,917
2027	14,837	169,858
2028	14,837	172,851
Thereafter	649,108	9,133,270
Total	$712,165	$9,847,435
The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investment in leases, financing receivables, net, Investment in leases, sales-type, net, as well as the Company's Real estate loans which are discussed in Note 5. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of September 30, 2024 and December 31, 2023.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2023	Change in Allowance	Balance at March 31, 2024	Change in Allowance	Balance at June 30, 2024	Change in Allowance	Balance at September 30, 2024
Maryland Live! Lease	$5,661	$7,094	$12,755	$(1,871)	$10,884	$500	$11,384
PA Live! Master Lease	13,636	12,949	26,585	(1,854)	24,731	3,412	28,143
Rockford Lease	2,674	582	3,256	(303)	2,953	259	3,212
Tioga Lease	—	1,579	1,579	(150)	1,429	1,173	2,602
Strategic Lease	—	—	—	856	856	(3)	853
Tropicana Las Vegas Lease	—	—	—	—	—	21,293	21,293
Total	$21,971	$22,204	$44,175	$(3,322)	$40,853	$26,634	$67,487

	Balance at December 31, 2022	Change in Allowance	Balance at March 31, 2023	Change in Allowance	Balance at June 30, 2023	Change in Allowance	Balance at September 30, 2023
Maryland Live! Lease	$4,095	$(881)	$3,214	$8,142	$11,356	$(789)	$10,567
PA Live! Master Lease	15,029	(4,772)	10,257	19,910	30,167	(3,825)	26,342
Rockford Lease	—	—	—	$—	—	3,867	3,867
Total	$19,124	$(5,653)	$13,471	$28,052	$41,523	$(747)	$40,776

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of September 30, 2024 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at September 30, 2024	Allowance as a percentage of outstanding financing receivable

2024	$294,772	$(3,455)	$291,317	(1.17)%
2023	102,366	(3,212)	99,154	(3.14)%
2022	711,431	(28,143)	683,288	(3.96)%
2021	1,251,400	(11,384)	1,240,016	(0.91)%
Total	$2,359,969	$(46,194)	2,313,775	(1.96)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of September 30, 2024 (in thousands):

Origination year	Investment in leases, sales type lease	Allowance for credit losses	Amortized cost basis at September 30, 2024	Allowance as a percentage of outstanding sales type lease

2024	$278,500	$(21,293)	$257,207	(7.65)%

During the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses, net of $27.7 million and $47.2 million, respectively (inclusive of the reserve for real estate loans and reserves on the unfunded loan commitment, see Note 5 for details). The provision for the three and nine months ended September 30, 2024 was primarily due to the initial establishment of reserves on the Tropicana Las Vegas Lease which was determined based on the underlying credit quality of the tenant, a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and loan commitments. The real estate values are estimated based on the actual and long term projections of the Commercial Real Estate Price Index which, as of September 30, 2024 have declined relative to December 31, 2023.

During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses, net of $1.6 million and $24.0 million, respectively. The provision for credit losses recorded for the three months ended September 30, 2023 was the result of the initial establishment of $6.2 million of reserves on the Rockford Lease and Rockford Loan (See Note 5) which was partially offset by a benefit of $4.6 million on the Maryland Live! Lease and Pennsylvania Live! Master Lease as the result of an improved Commercial Real Estate Price Index forecast compared to the forecast utilized as of June 30, 2023. The provision for the nine months ended September 30, 2023, was primarily due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of September 30, 2023, declined relative to December 31, 2022.

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

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables that are described in Notes 5 and 3, respectively) and is summarized as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Land and improvements	$3,582,663	$3,559,851
Building and improvements	6,788,956	6,787,464
Construction in progress	15,823	—
Total real estate investments	10,387,442	10,347,315
Less accumulated depreciation	(2,372,466)	(2,178,523)
Real estate investments, net	$8,014,976	$8,168,792

The Land and improvements change from year end represents the acquisition of the land for the Bally's development project in Chicago, Illinois which is partially offset by the reclassification of the Tropicana Las Vegas Lease to a sales type lease from an operating lease due to the reconsideration event from the change in rent terms for the demolition funding provided by GLPI. Construction in progress primarily represents development funding on The Belle along with its related capitalized interest. See Note 1 for details on this project.

5.    Real estate loans, net

As discussed in Note 1, the Company entered into the Rockford Loan during 2023 and the entire $150 million commitment was drawn as of September 30, 2024. The Rockford Loan has a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Company also entered into the Ione Loan for up to $110 million, of which $13.7 million was drawn as of September 30, 2024. The following is a summary of the balances of the Company's Real estate loans, net.

	September 30, 2024	December 31, 2023
	(in thousands)
Real estate loans	$163,731	$40,000
Less: Allowance for credit losses	$(4,877)	$(964)
Real estate loans, net	$158,854	$39,036

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

Balance at December 31, 2023	$(964)
Change in allowance	(729)
Ending balance at March 31, 2024	$(1,693)
Change in allowance	$(935)
Ending Balance at June 30, 2024	$(2,628)
Change in allowance	$(2,249)
Ending Balance at September 30, 2024	$(4,877)

Real estate loans are subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $2.2 million and $3.9 million for the three months and nine months ended September 30, 2024 on real estate loans. Additionally, the Company recorded a benefit of $1.2 million and $2.2 million during the three month and nine months ended September 30, 2024 on unfunded loan commitments. The reserve for the unfunded loan commitment was recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $0.4 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively. The Company's borrowers are current on their loan obligations as of September 30, 2024.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2024	December 31, 2023
Right-of-use assets - operating leases	$195,926	$196,254
Land rights, net	629,441	639,270
Right-of-use assets and land rights, net	$825,367	$835,524

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 20 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Land rights	$727,113	$727,114
Less accumulated amortization	(97,672)	(87,844)
Land rights, net	$629,441	$639,270

As of September 30, 2024, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$3,275
2025	13,104
2026	13,104
2027	13,104
2028	13,104
Thereafter	573,750
Total	$629,441

Operating Lease Liabilities

At September 30, 2024, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2024 (remainder of year)	$3,667
2025	14,671
2026	14,677
2027	14,173
2028	14,060
Thereafter	643,380
Total lease payments	$704,628
Less: interest	(508,196)
Present value of lease liabilities	$196,432

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$3,636	$3,657	$10,900	$11,175
Variable lease cost	4,846	5,050	14,718	14,899
Amortization of land right assets	3,276	3,699	9,828	10,278
Total lease cost	$11,758	$12,406	$35,446	$36,352

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2024
Weighted average remaining lease term - operating leases	49.98 years
Weighted average discount rate - operating leases	6.57%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$415	$406	$1,244	$1,215

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the ground lessors by the Company's tenants. Although the Company expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.
.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations.

At September 30, 2024, payments under the Company's financing lease liabilities were as follows (in thousands):

2024 (remainder of year)	$669
2025	2,690
2026	2,712
2027	2,735
2028	2,758
Thereafter	313,822
Total lease payments	$325,386
Less: Interest	(264,713)
Present value of finance lease liabilities	$60,673

7.    Long-term Debt

Long-term debt is as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Unsecured $1,750 million revolver	$—	$—
Term Loan Credit Facility due September 2027	600,000	600,000
$400 million 3.350% senior unsecured notes due September 2024	—	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	—
$400 million 6.250% senior unsecured notes due September 2054	400,000	—
Other	317	434
Total long-term debt	7,475,317	6,675,434
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(62,305)	(47,884)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$7,413,012	$6,627,550

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2024 (in thousands):

2024 (remainder of year)	$39
2025	850,164
2026	975,114
2027	600,000
2028	500,000
Over 5 years	4,550,000
Total minimum payments	$7,475,317

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at September 30, 2024 was 6.50% .

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At September 30, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

At September 30, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at September 30, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of September 30, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At September 30, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At September 30, 2024, the Company had $6,875.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In August 2024, the Company issued $800 million of 5.625% Senior Notes that will mature on September 15, 2034 at an issue price equal to 99.094% of the principal amount and $400 million of 6.250% Senior Notes that will mature on September 15, 2054 at an issue price equal to 99.183% of the principal amount. The Company plans to use the net proceeds for working capital and general corporate purposes, which may include the funding of announced transactions, development and improvement of properties, repayment of indebtedness, capital expenditures and other general business purposes.

During the three month period ended September 30, 2024, the Company redeemed its $400 million 3.350% senior unsecured notes due September 2024.
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
At September 30, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

8.    Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are classified based upon the level of judgment associated with the inputs used to measure their fair value. ASC 820 - Fair Value Measurements and Disclosures ("ASC 820") establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (i.e. market approach, income approach, and cost approach). The levels of the hierarchy related to the subjectivity of the valuation inputs are described below:

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

Investment securities held to maturity

As discussed in Note 2, in August 2024, the Company purchased U.S. Treasury Bills that will mature in January 2025. The fair value of the investment (which approximated its carrying value) is disclosed below and is based on quoted prices in active markets and as such is a Level 1 measurement as defined in ASC 820.

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

Investment in leases, sales type, net

The fair value of the Company's investment in leases, sales type, net was based on a third party valuation report which utilized both market based and income based valuation approaches to value the underlying land related to the applicable lease. As such, this was determined to be a Level 3 measurement as defined under ASC 820.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$494,135	$494,135	$683,983	$683,983
Investment securities held to maturity	554,106	554,749	—	—
Investment in leases, financing receivables, net	2,313,775	2,058,800	2,023,606	1,969,326
Investment in leases, sales-type, net	257,207	278,500	—	—
Real estate loans, net	158,854	169,643	39,036	40,299
Deferred compensation plan assets	38,819	38,819	32,894	32,894
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	600,000	600,000	600,000	600,000
Senior Notes	6,875,000	6,827,950	6,075,000	5,816,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 1, during the three and nine months ended September 30, 2024, the Company amended the Tropicana Las Vegas Lease due to a change in rent terms resulting from funding certain demolition costs at the site for Bally's. The lease was reassessed from an accounting perspective which resulted in the amended lease being accounted for as a sales type lease whereas previously it had been treated as an operating lease. The sales type lease was recorded at the estimated fair value of the land at the reassessment date based on a third party valuation report. This report utilized a combination of comparable land sales for its market based valuation approach as well as rent multiple capitalization rates for its income valuation approach to determine an estimated fair value which resulted in a $3.8 million gain. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2024 and 2023.

9.    Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. These matters are subject to indemnification and defense obligations by our tenants. The Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition, results of operations or liquidity. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Funding commitments

The Company has agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease. The Company agreed to fund up to $225 million for the relocation of PENN's Hollywood Casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. The funding commitment expires on January 1, 2026.

See Note 1 for a discussion on the potential future funding commitments the Company may have in connection with the possible future transaction with Bally's and the Athletics at the Tropicana Site. Additionally, the Company has agreed to fund construction hard costs for Bally's Chicago of up to $940.0 million at an 8.5% initial cash yield.

As discussed in Note 1, the Company has also committed to provide up to $110 million (of which $13.7 million was funded as of September 30, 2024) of development funding via the Ione Loan. Any borrowings under the Ione Loan will be subject to an interest rate of 11%.

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. The Company has committed to provide up to approximately $111 million of funding for the project (of which $15 million has been funded as of September 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. The Company will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024.

Finally, the Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $12.5 million.

10.    Revenue Recognition

Revenues from Real Estate

As of September 30, 2024, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Third Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, 4 of the Company's real estate properties were leased to a subsidiary of Casino Queen under the Third Amended and Restated Casino Queen Master Lease and 3 of the Company's real estate investment properties were leased to subsidiaries of Strategic under the Strategic Gaming Leases. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease and the land under the Bally's Chicago development project is subject to the Bally's Chicago Land Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Cordish under the Maryland Live! Lease, Bally's under the Tropicana Las Vegas Lease, American Racing under the Tioga Downs Lease, and 815 Entertainment under the Rockford Lease.

Guarantees

The obligations under the Amended PENN Master Lease, the PENN 2023 Master Lease and Amended Pinnacle Master Lease, as well as the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Third Amended and Restated Casino Queen Master Lease, the Bally's Master Lease, the Bally's Chicago Land Lease, the Strategic Gaming Leases and the Tioga Downs Lease are each jointly and severally guaranteed by the applicable parent company and subsidiaries that occupy and operate the leased facilities. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. The obligations under the Maryland Live! Lease, the Pennsylvania Live! Master Lease, the Belterra Park Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
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

Rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% for lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette.

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

As previously discussed the Company assumed the ground lease for the Chicago land for approximately $250 million and entered into the Bally's Chicago Land Lease. The lease is cross-defaulted with the construction development funding agreement. Upon completion of the improvements and acquisition of the land, GLPI expects to own substantially all of the real estate land and funded improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially complete and ready for its intended use. Income deferred on the project is recorded in construction in progress and totaled $1.1 million for the three and nine months ended September 30, 2024, respectively.

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

On September 26, 2022, the Tropicana Las Vegas Lease became effective. Commencing on the first anniversary and on each anniversary thereafter, if the CPI increase is at least 0.5% for any lease year, the rent shall increase by the greater of 1% of the rent in effect for the preceding lease year and the CPI increase, capped at 2%. If the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year. As discussed in Note 1, in late August 2024, the Tropicana Las Vegas Lease was reconsidered due to a change in rent terms which resulted in the lease being accounted for as a sales type lease.

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL. Simultaneously with the land acquisition, the Company entered into the Rockford Lease which has a 99-year term and initial annual rent is subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

On February 6, 2024, the Company announced it had acquired the real estate assets of Tioga Downs. Simultaneously with the acquisition, The Company entered into the Tioga Downs Lease which has an initial lease term of 30 years and initial annual rent that is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

On May 16, 2024, the Company acquired the real estate assets of Silverado, DMG, and Baldini's. Simultaneous with the acquisition, the Company and affiliates of Strategic entered into the Strategic Gaming Leases. The rent is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5%.

Furthermore, certain of the Company's leases with percentage rent provide for a floor on the percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing master lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor was triggered on the Amended Pinnacle Master Lease on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended PENN Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania which went into effect at the November 1, 2023 reset.

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

Details of the Company's income from real estate for the three and nine months ended September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Building base rent	$288,667	$857,963
Land base rent	44,903	131,676
Percentage rent and other rental revenue	18,080	52,258
Interest income on real estate loans	3,354	6,268
Total cash income	$355,004	$1,048,165
Straight-line rent adjustments	14,682	46,262
Ground rent in revenue	8,562	25,751
Accretion on financing receivables	7,093	21,753
Total income from real estate	$385,341	$1,141,931

As of September 30, 2024, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2024 (remainder of year)	$309,164	$14,840	$3,252	$327,256
2025	1,239,237	57,056	13,007	1,309,300
2026	1,148,088	49,757	12,180	1,210,025
2027	1,105,535	42,967	11,302	1,159,804
2028	1,107,680	36,078	11,184	1,154,942
Thereafter	5,439,992	33,145	56,127	5,529,264
Total	$10,349,696	$233,843	$107,052	$10,690,591
(1)    Includes tenant improvement allowance that is being amortized over the life of a tenant lease as well as deferred income on the Bally's Chicago Land Lease.
The table above presents the cash rent the Company expects to receive from its tenants, including adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. See Note 3 for the future contractual cash receipts to be received by the Company under its Investment in leases, financing receivables, net. The table above excludes contractual rent payments under the Bally's Chicago Land Lease since the project is under development.
The Company may periodically loan funds to casino operators for the purchase or development of real estate. Interest income related to real estate loans is recorded as income from real estate within the Company's consolidated statements of income in the period earned. See Note 5 for further details.

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities (unvested restricted stock awards). Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options, unvested restricted shares, unvested performance-based restricted shares and the dilutive effect of the Company's forward sale agreements as described in Note 12. The effect of the conversion of the OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the

Company’s performance at quarter-end in the calculation of diluted EPS. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	273,788	263,238	272,265	262,512
Assumed conversion of restricted stock awards	184	169	144	148
Assumed conversion of performance-based restricted stock awards	482	800	437	765
Dilution attributable to equity forward contract	344	—	5	—
Diluted weighted-average common shares outstanding	274,798	264,207	272,851	263,425

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$184,694	$184,010	$567,408	$522,991
Less: Net income allocated to participating securities	(124)	(117)	(300)	(294)
Net income for earnings per share purposes	$184,570	$183,893	$567,108	$522,697
Weighted-average common shares outstanding	273,788	263,238	272,265	262,512
Basic EPS	$0.67	$0.70	$2.08	$1.99

Calculation of diluted EPS:
Net income attributable to common shareholders	$184,694	$184,010	$567,408	$522,991
Diluted weighted-average common shares outstanding	274,798	264,207	272,851	263,425
Diluted EPS	$0.67	$0.70	$2.08	$1.99

Antidilutive securities excluded from the computation of diluted earnings per share	33	55	93	69

12.    Equity

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the nine months ended September 30, 2024, the Company sold 3.1 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $148.2 million.

During the third quarter and subsequent to September 30, 2024, the Company entered into forward sale agreements to sell 8,170,387 shares for a net sales price of $409.3 million. No amounts have been or will be recorded on the Company's balance sheet with respect to these forward sale agreements until settlement. Reflecting the impact of these forward sale agreements, the Company has $34.2 million remaining for issuance under the 2022 ATM Program.

The forward sale agreements require the Company to, at its election prior to one year from the commencement of each forward sale agreement, physically settle the transactions by issuing shares of its common stock to the forward counterparty in exchange for net proceeds at the then applicable forward sale price specified by the forward sale agreements. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other specified fixed amounts.

Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contracts).

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As of September 30, 2024, the Company holds a 97.2% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.1 million and $18.4 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2024, respectively. The Company paid $5.6 million and $18.5 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2023, respectively.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2024 and 2023:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340
August 28, 2024	September 13, 2024	Common Stock	$0.76	Third Quarter 2024	September 27, 2024	$208,538

2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095
August 30, 2023	September 15, 2023	Common Stock	$0.73	Third Quarter 2023	September 29, 2023	$192,085

In addition, for the three and nine months ended September 30, 2024 dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.7 million, respectively. In addition, for the three and nine months ended September 30, 2023, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.7 million, respectively. On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

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

As of September 30, 2024, there was $5.8 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.71 years. For the three and nine months ended September 30, 2024, the Company recognized $1.5 million and $7.3 million of compensation expense associated with these awards, compared to $1.5 million and $7.2 million for the three and nine months ended September 30, 2023, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on restricted stock award activity for the nine months ended September 30, 2024:

Number of Award Shares
Outstanding at December 31, 2023	269,929
Granted	263,328
Released	(216,818)
Outstanding at September 30, 2024	316,439

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of September 30, 2024, there was $19.6 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.77 years.  For the three and nine months ended September 30, 2024, the Company recognized $3.9 million and $11.7 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.7 million and $10.8 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2024:

Number of Performance-Based Award Shares
Outstanding at December 31, 2023	1,492,000
Granted	523,000
Released	(478,000)
Outstanding at September 30, 2024	1,537,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for income taxes, net of refunds received	$590	$448	$2,989	$1,427
Cash paid for interest	$79,382	$79,126	$247,008	$235,214

Noncash Investing and Financing Activities

In connection with the rental term changes on the Tropicana Las Vegas Lease during the three months ended September 30, 2024, the Company reclassified this lease from an operating lease to a sales type lease which resulted in a non-cash gain of $3.8 million which represented the fair value of the land at the reassessment date in excess of the carrying value of the land and the additional funding under the lease of $274.7 million.

On May 16, 2024, the Company recorded a non-cash increase to Investment in leases, financing receivables and Financing lease liabilities of $6.1 million associated with the acquisition of certain real estate assets of Strategic. See Note 15 for further details.

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

Current year acquisitions

On September 11, 2024, the Company completed its previously announced $250 million acquisition of the land on which Bally's permanent casino in Chicago, Illinois will be constructed. The Company will also fund construction costs of up to $940.0 million for certain real property improvements of the casino. Rental income being received on the land is being deferred and will be recognized once the development project is substantially complete and ready for its intended use.

On May 16, 2024, the Company acquired the real estate assets of Silverado, DMG, and Baldini's for $105 million, plus an additional $5 million that was funded at closing to reimburse the tenant for capital improvements. Simultaneous with the acquisition, the Company and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The transaction was accounted for as a failed sale leaseback and the purchase price allocation of these assets and liabilities based on their respective fair values at the acquisition date are summarized below (in thousands).

Investment in leases, financing receivables	116,217
Financing lease liabilities	(6,054)
Total purchase price	110,163

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs, in Nichols, NY from American Racing for $175.0 million which comprised of cash, assumed debt that was repaid after closing, and OP Units. Simultaneously with the acquisition, the Company entered into the Tioga Downs Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price, along with incremental transaction costs, was allocated to Investment in leases, financing receivables in the amount of $176.4 million.

Prior year acquisitions

On January 3, 2023, the Company closed its previously announced acquisition from Bally's of the real estate assets of Bally's Biloxi and Bally's Tiverton. The properties were added to the Bally's Master Lease and annual rent was increased by $48.5 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, the Company entered into the Rockford Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price was allocated to Investment in leases, financing receivables in the amount of $100.2 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations
GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to the Company, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville (which are referred to as the "TRS Properties") and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off"). The assets and liabilities of GLPI were recorded at their respective historical carrying values at the time of the Spin-Off in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-60 - Spinoffs and Reverse Spinoffs ("ASC 505").

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

During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that held the real estate of the former Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's Corporation (NYSE: BALY) ("Bally's") acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital. GLPI paid a special earnings and profits dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building assets to Bally's.

As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). There were 8,087,630 OP Units outstanding as of September 30, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of September 30, 2024, GLPI’s portfolio consisted of interests in 66 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment, Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 9 gaming and related facilities operated by Bally's and 1 facility under development for Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, the real property associated with 4 gaming and related facilities operated by Casino Queen, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and contain approximately 29.3 million square feet. As of September 30, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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

PENN 2023 Master Lease and Amended PENN Master Lease

As a result of the Spin-Off, the Company owns substantially all of PENN’s former real property assets (as of the consummation of the Spin-Off) and leases back most of those assets to PENN for use by its subsidiaries pursuant to a unitary master lease (the initial form of such lease the "Original PENN Master Lease"). The Original PENN Master Lease was a triple-net lease, the term of which was scheduled to expire on October 31, 2033, with no purchase option, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

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

The Company agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. The Company originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

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

Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars acquisition of Lumière Place Casino, now known as Horseshoe St. Louis, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with an affiliate of Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease was amended on December 1, 2021 to adjust the rent terms such that the annual escalator is now fixed at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

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

The Company completed the acquisitions of the real estate assets of Bally's Black Hawk and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to the Company along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million and additional rent of $58.8 million. The Company has also been granted a call right, subject only to regulatory approval, beginning on October 1, 2026 to ensure that the Company has the opportunity to acquire the property prior to the expiration of the current option period.

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company intends to acquire the real property assets of Bally’s Kansas City Casino (“Bally’s Kansas City”) and Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”) as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion. The term sheet represents a binding agreement between the Company and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail.

The Company intends to fund construction hard costs of up to $940.0 million for Bally's Chicago, with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur through December 2026. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made.

On September 11, 2024, the Company assumed the ground lease between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that GLPI receives initial annual rent of $20 million (the "Bally's Chicago Land Lease"). The Bally's Chicago Land Lease is cross-defaulted with the construction development funding agreement. The parties anticipate entering into a new Bally's Chicago Land Lease to conform certain lease terms to be consistent with what was agreed upon between the Company and Bally's that were disclosed in the binding term sheet mentioned above. Upon completion of the improvements, the Company expects to own substantially all of the real estate land and improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

The Company intends to purchase the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of $395 million. The two properties would be in a new Bally’s Master Lease that would be cross-defaulted with the existing Bally’s Master Lease with initial cash rent pursuant to the agreement for the two new properties of $32.2 million. The Company expects to close on the proposed Bally’s Kansas City and Bally’s Shreveport sale leaseback transactions as early as the fourth quarter of 2024, subject to customary regulatory and other approvals.

The contemplated transactions are subject to several conditions as well as certain third-party consents and regulatory approvals. Key conditions include but are not limited to: (a) the final structure and pro forma capitalization of Bally’s following the proposed acquisition of Bally's by Standard General, or similar transaction, in the event any agreement is reached with the board of directors of Bally’s; (b) completion of customary due diligence; and (c) receipt of all necessary gaming regulatory and other third party approvals.

Tropicana Las Vegas Lease

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the former Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both the Company’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The ground lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease (the "Tropicana Las Vegas Lease").
On May 13, 2023, the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball team currently known as the Oakland Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential casino resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by the Company to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by the Company of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the Tropicana Las Vegas Lease, and that to the extent the Company has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and the Company agreed to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. The Company is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. The Company may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

In late August 2024, the Company funded $48.5 million to Bally's that was used to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event. The lease is now classified as a sales type lease which resulted in a $3.8 million gain that was recorded in gains from dispositions of property on the Condensed Consolidated Statement of Operations.

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

Third Amended and Restated Casino Queen Master Lease

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into a triple net master lease with Casino Queen, which includes the Casino Queen property in East St. Louis that was leased by the Company to Casino Queen and the Hollywood Casino Baton Rouge facility (the "Second Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years with four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease, in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023 and annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $12.5 million, for a landside development project at Casino Queen Marquette. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Second Amended and Restated Casino Queen Master Lease was subsequently amended and restated on November 13, 2023 to include the real estate assets of The Belle (the "Third Amended and Restated Casino Queen Master Lease").

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI has committed to provide up to approximately $111 million of funding for the project (of which $15.0 million has been funded as of September 30, 2024), which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024 and rent will be deferred until the facility is ready for its intended use.

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

Rockford Lease

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that opened in late August 2024 and is managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. Simultaneously with the land acquisition, an affiliate of GLPI entered into a ground lease with 815 Entertainment for a 99 year term. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term (the "Rockford Lease").

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan are subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL ("Hard Rock Casino Rockford"), which occurred in late August 2024. As of September 30, 2024, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them.

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

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic for $105 million, plus an additional $5 million that was funded at closing for reimbursement for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods. The initial aggregate annual cash rent for the new leases is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5% (the "Strategic Gaming Leases").

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians ("Ione") (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term lease with an initial term of twenty five years and a maximum term of forty five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission approving the transaction documents, including the long-term lease. As of September 30, 2024, $13.7 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.
Executive Summary

Financial Highlights

We reported total revenues and income from operations of $385.3 million and $271.4 million, respectively, for the three months ended September 30, 2024, compared to $359.6 million and $268.3 million, respectively, for the corresponding period in the prior year. We reported total revenues and income from operations of $1,141.9 million and $822.5 million, respectively, for the nine months ended September 30, 2024, compared to $1,071.4 million and $773.4 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, were as follows:

•Total income from real estate increased by $25.8 million to $385.3 million for the three months ended September 30, 2024 compared to $359.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $13.5 million for the three months ended September 30, 2024. Additionally, the three months ended September 30, 2024 benefited by $5.0 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $1.3 million on its Investment in leases, financing receivables and favorable straight-line rent adjustments of $5.7 million compared to the corresponding period in the prior year. Finally, the Company had favorable variable rents of $0.3 million for the three months ended September 30, 2024 compared to the corresponding period in the prior year.

•Total income from real estate increased by $70.6 million to $1,141.9 million for the nine months ended September 30, 2024 compared to the corresponding period in the prior year. The reason for the increase was due to our recent acquisitions which in the aggregate increased cash rental income by $32.3 million for the nine months ended September 30, 2024. Additionally, the nine months ended September 30, 2024 benefited by $14.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $4.9 million on its Investments in leases, financing receivables and favorable straight-line rent adjustments of $19.8 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $1.2 million for the nine months ended September 30, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5-year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.
•Total operating expenses increased by $22.6 million for the three months ended September 30, 2024 as compared to the corresponding period in the prior year. The provision for credit losses, net, increased by $26.1 million during the three months ended September 30, 2024. The provision increased due primarily from the initial establishment of reserves on the Tropicana Las Vegas Lease which is now classified as a sales type lease due to a lease reconsideration event that occurred during the period (See Note 1 for further details). Additionally, land rights and ground lease expense decreased by $0.6 million due primarily due to the purchase of land that was previously subject to a land lease. Additionally, general and administrative expenses decreased by $0.1 million and depreciation expense decreased by $1.1 million for the three months ended September 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated. The three months ended September 30, 2024 also had a gain of $3.8 million on the reclassification of the Tropicana Las Vegas Lease to a sales type lease in connection with a lease reconsideration event which occurred during the period (See Note 1 for further details). The three months ended September 30, 2023 had a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant.

•Total operating expenses increased by $21.5 million for the nine months ended September 30, 2024 as compared to the corresponding period in the prior year. The provision for credit losses, net, increased by $23.2 million during the nine months ended September 30, 2024. The provision increased due primarily from the initial establishment of reserves for the Tropicana Las Vegas Lease. General and administrative expenses increased by $2.5 million due primarily to higher stock based compensation costs, franchise taxes, and transaction costs. Additionally, land rights and ground lease expense decreased by $0.9 million due primarily to the purchase of land that was previously subject to a land lease. Finally, depreciation expense decreased by $1.7 million for the nine months ended September 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated. The nine months ended September 30, 2024 also had a gain of $3.8 million on the reclassification of the Tropicana Las Vegas Lease to a sales type lease in connection with a lease reconsideration event which occurred during the period (See Note 1 for further details). The nine months ended September 30, 2023 had a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant.

•Other expenses increased by $2.3 million for the three months ended September 30, 2024, primarily due to higher interest expense of $15.9 million associated with the Company's increased borrowings to fund our recent acquisitions. These items were partially offset by higher interest income of $13.6 million as compared to the corresponding period in the prior year because of higher average interest earning balances and higher rates earned on these balances during the current year.

•Other expenses increased by $2.6 million for the nine months ended September 30, 2024, primarily due to higher interest expense of $28.5 million associated with the Company's increased borrowings to fund our recent acquisitions. These items were partially offset by higher interest income of $25.4 million as compared to the corresponding period in the prior year because of higher average interest earning balances and higher rates earned on these balances during the current year. The nine months ended September 30, 2023 also included debt extinguishment charges of $0.6 million.

•Net income increased by $0.8 million and $45.9 million for the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, investment in leases, net, allowance for credit losses, income taxes, and real estate investments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2024.

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

•Risks related to economic conditions, including stress in the banking sector, high inflation levels (that have been negatively impacted by the armed conflict between Russia and Ukraine as well as conflicts in the Middle East) and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

•The ability to service or refinance our significant levels of debt at attractive terms and obtain favorable funding in connection with future business opportunities.

•The fact that the rules and regulations of U.S. federal income taxation are constantly under review by legislators, the Internal Revenue Service and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect GLPI and its investors.

The consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenues	$385,341	$359,560	$1,141,931	$1,071,363
Total operating expenses	113,897	91,256	319,452	297,935
Income from operations	271,444	268,304	822,479	773,428
Total other expenses	(80,829)	(78,515)	(236,877)	(234,274)
Income before income taxes	190,615	189,789	585,602	539,154
Income tax expense	515	482	1,564	1,040
Net income	$190,100	$189,307	$584,038	$538,114
Net income attributable to non-controlling interest in the Operating Partnership	(5,406)	(5,297)	(16,630)	(15,123)
Net income attributable to common shareholders	$184,694	$184,010	$567,408	$522,991

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries and impairment charges; straight-line rent and deferred rent adjustments; losses on debt extinguishment; capitalized interest; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent and deferred rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; property transfer tax recoveries and impairment charges; losses on debt extinguishment; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$190,100	$189,307	$584,038	$538,114
Gains from dispositions of property, net of tax	(3,790)	(22)	(3,790)	(22)
Real estate depreciation	64,289	65,155	193,943	195,494
Funds from operations	$250,599	$254,440	$774,191	$733,586
Straight-line rent and deferred rent adjustments (1)	(14,682)	(8,942)	(46,262)	(26,445)
Other depreciation	482	691	1,450	1,637
Provision (benefit) for credit losses, net	27,686	1,613	47,194	24,012
Amortization of land rights	3,276	3,699	9,828	10,278
Amortization of debt issuance costs, bond premiums and original issuance discounts	2,803	2,406	8,172	7,312
Stock based compensation	5,463	5,139	19,010	17,959
Losses on debt extinguishment	—	—	—	556
Accretion on investment in leases, financing receivables	(7,093)	(5,813)	(21,753)	(16,806)
Non-cash adjustment to financing lease liabilities	112	122	358	347
Capitalized interest	(857)	—	(857)	—
Property transfer tax recovery	—	(2,187)	—	(2,187)
Capital maintenance expenditures	453	(17)	(99)	(25)
Adjusted funds from operations	$268,242	$251,151	$791,232	$750,224
Interest, net	80,047	77,835	234,697	231,707
Income tax expense	515	482	1,564	1,040
Capital maintenance expenditures	(453)	17	99	25
Amortization of debt issuance costs, bond premiums and original issuance discounts	(2,803)	(2,406)	(8,172)	(7,312)
Capitalized interest	857	—	857	—
Adjusted EBITDA	$346,405	$327,079	$1,020,277	$975,684

(1) Current year amount includes $0.1 million and $0.2 million for the three months and nine months ended September 30, 2024, respectively, of tenant improvement allowance amortization.

Net income, FFO, AFFO and Adjusted EBITDA were $190.1 million, $250.6 million, $268.2 million, and $346.4 million for the three months ended September 30, 2024, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $189.3 million, $254.4 million, $251.2 million and $327.1 million for the corresponding period in the prior year. The increase in net income of $0.8 million was primarily attributable to an increase in total revenues of $25.8 million, partially offset by increased operating expenses of $22.6 million (which was driven by the increase in provision for credit losses of $26.1 million) and higher other expenses of $2.3 million.

Net income, FFO, AFFO and Adjusted EBITDA were $584.0 million, $774.2 million, $791.2 million, and $1,020.3 million for the nine months ended September 30, 2024, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $538.1 million, $733.6 million, $750.2 million and $975.7 million for the corresponding period in the prior year. The increase in net income of $45.9 million was primarily attributable to an increase in total revenues of $70.6 million, partially offset by higher operating expenses of $21.5 million (which was a result of an increase in provision for credit losses of $23.2 million) and higher other expenses of $2.6 million.

The increases in FFO for the three months and nine months ended September 30, 2024 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three months and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Rental income	$333,244	$321,206	$12,038	3.7%
Income from investment in leases, financing receivables	47,503	38,332	9,171	23.9%
Income from sales-type leases	1,240	—	1,240	N/A
Interest income from real estate loans	3,354	22	3,332	N/A
Total income from real estate	$385,341	$359,560	$25,781	7.2%

	Nine Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Rental income	$996,641	$958,410	$38,231	4.0%
Income from investment in leases, financing receivables	137,782	112,931	24,851	22.0%
Income from sales-type leases	1,240	—	1,240	N/A
Interest income from real estate loans	6,268	22	6,246	N/A
Total income from real estate	$1,141,931	$1,071,363	70,568	6.6%

Total income from real estate

•Total income from real estate increased by $25.8 million to $385.3 million for the three months ended September 30, 2024 compared to $359.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $13.5 million for the three months ended September 30, 2024. Additionally, the three months ended September 30, 2024 benefited by $5.0 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $1.3 million on its Investment in leases, financing receivables, favorable straight-line and deferred rent adjustments of $5.7 million and favorable variable rent of $0.3 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $70.6 million to $1,141.9 million for the nine months ended September 30, 2024 compared to $1,071.4 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $32.3 million for the nine months ended

September 30, 2024. Additionally, the nine months ended September 30, 2024 benefited by $14.7 million compared to the corresponding period in the prior year from escalations on our leases. The Company also recognized higher accretion of $4.9 million on its Investment in leases, financing receivables and favorable straight-line rent and deferred rent adjustments of $19.8 million compared to the corresponding period in the prior year. Finally, the Company had unfavorable variable rent of $1.2 million for the nine months ended September 30, 2024 compared to the corresponding period in the prior year primarily related to the trailing 5-year reset on the Amended PENN Master Lease that occurred on November 1, 2023 which was negatively impacted by the casino closures during the COVID-19 pandemic.

Details of the Company's income from real estate for the three months and nine months ended September 30, 2024 was as follows (in thousands):

Three Months Ended September 30, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$53,089	$10,758	$6,543	$—	$70,390	$4,952	$499	$—	$75,841
PENN 2023 Master Lease	58,913	—	(132)	—	58,781	5,621	—	—	64,402
Amended Pinnacle Master Lease	61,482	17,814	8,122	—	87,418	1,858	2,045	—	91,321
PENN Morgantown Lease	—	785	—	—	785	—	—	—	785
Caesars Master Lease	16,022	5,932	—	—	21,954	2,197	330	—	24,481
Horseshoe St. Louis Lease	5,918	—	—	—	5,918	399	—	—	6,317
Boyd Master Lease	20,469	2,946	3,047	—	26,462	574	432	—	27,468
Boyd Belterra Lease	724	474	500	—	1,698	151	—	—	1,849
Bally's Master Lease	26,410	—	—	—	26,410	—	2,667	—	29,077
Maryland Live! Lease	19,078	—	—	—	19,078	—	2,179	3,482	24,739
Pennsylvania Live! Master Lease	12,718	—	—	—	12,718	—	302	2,221	15,241
Casino Queen Master Lease	7,912	—	—	—	7,912	41	—	—	7,953
Tropicana Las Vegas Lease	—	3,070	—	—	3,070	—	—	—	3,070
Rockford Lease	—	2,013	—	—	2,013	—	—	509	2,522
Rockford Loan	—	—	—	3,308	3,308	—	—	—	3,308
Tioga Downs Lease	3,632	—	—	—	3,632	—	2	587	4,221
Strategic Gaming Leases	2,300	—	—	—	2,300	—	106	294	2,700
Ione Loan	—	—	—	46	46	—	—	—	46
Bally's Chicago Lease	—	1,111	—	—	1,111	(1,111)	—	—	—
Total	$288,667	$44,903	$18,080	$3,354	$355,004	$14,682	$8,562	$7,093	$385,341
(1) Amount includes $0.1 million of tenant improvement allowance amortization.

Nine Months Ended September 30, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (2)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$159,269	$32,276	$19,562	$—	$211,107	$14,856	$1,680	$—	$227,643
PENN 2023 Master Lease	176,739	—	(354)	—	176,385	16,864	—	—	193,249
Amended Pinnacle Master Lease	182,840	53,442	23,088	—	259,370	5,574	6,163	—	271,107
PENN Morgantown Lease	—	2,353	—	—	2,353	—	—	—	2,353
Caesars Master Lease	48,065	17,796	—	—	65,861	6,589	990	—	73,440
Horseshoe St. Louis Lease	17,753	—	—	—	17,753	1,196	—	—	18,949
Boyd Master Lease	60,873	8,839	8,499	—	78,211	1,722	1,297	—	81,230
Boyd Belterra Lease	2,152	1,421	1,463	—	5,036	454	—	—	5,490
Bally's Master Lease	78,357	—	—	—	78,357	—	7,998	—	86,355
Maryland Live! Lease	57,234	—	—	—	57,234	—	6,545	11,433	75,212
Pennsylvania Live! Master Lease	38,010	—	—	—	38,010	—	933	6,668	45,611
Casino Queen Master Lease	23,721	—	—	—	23,721	118	—	—	23,839
Tropicana Las Vegas Lease	—	8,425	—	—	8,425	—	—	—	8,425
Rockford Lease	—	6,013	—	—	6,013	—	—	1,518	7,531
Rockford Loan	—	—	—	6,222	6,222	—	—	—	6,222
Tioga Lease	9,475	—	—	—	9,475	—	4	1,744	11,223
Strategic Gaming Leases	3,475	—	—	—	3,475	—	141	390	4,006
Ione Loan	—	—	—	46	46	—	—	—	46
Bally's Chicago Lease	—	1,111	—	—	1,111	(1,111)	—	—	—
Total	$857,963	$131,676	$52,258	$6,268	$1,048,165	$46,262	$25,751	$21,753	$1,141,931
(2) Amount includes $0.2 million of tenant improvement allowance amortization.

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

Operating expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	$11,758	$12,406	$(648)	(5.2)%
General and administrative	13,472	13,600	(128)	(0.9)%
Gains from dispositions	(3,790)	(22)	(3,768)	17,127.3%
Depreciation	64,771	65,846	(1,075)	(1.6)%
Property transfer tax recovery	—	(2,187)	2,187	N/A
Provision for credit losses	27,686	1,613	26,073	1,616.4%
Total operating expenses	$113,897	$91,256	$22,641	24.8%

	Nine Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	35,446	36,312	(866)	(2.4)%
General and administrative	45,209	42,689	2,520	5.9%
Gains from dispositions	(3,790)	(22)	(3,768)	17,127.3%
Depreciation	195,393	197,131	(1,738)	(0.9)%
Property transfer tax recovery	—	(2,187)	2,187	(100.0)%
Provision for credit losses	47,194	24,012	23,182	96.5%
Total operating expenses	319,452	297,935	$21,517	7.2%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. The land rights and ground lease expense declines for the three and nine months ended September 30, 2024, as compared to the corresponding period in the prior year was primarily due to the acquisition of certain land that was previously subject to ground leases.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock-based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $0.1 million and increased by $2.5 million for the three and nine months ended September 30, 2024 as compared to the corresponding period in the prior year. The reason for the increase for the nine month period ended September 30, 2024 was primarily due to higher stock based compensation costs, franchise taxes and payroll costs.

Gains from dispositions

Gains from dispositions for the three and nine months ended September 30, 2024 of $3.8 million was due to the lease reconsideration event for the Tropicana Las Vegas Lease which resulted in the lease being reclassified from an operating lease to a sales type lease. See Note 1 for further discussion.

Depreciation

Depreciation expense decreased by $1.1 million and $1.7 million for the three and nine months ended September 30, 2024 as compared to the corresponding period in the prior year due to certain assets being fully depreciated.

Property transfer tax recovery

During the three and nine months ended September 30, 2023, the Company recorded a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant.

Provision for credit losses

The Company recorded a provision for credit losses of $27.7 million for the three months ended September 30, 2024 compared to a provision for credit losses of $1.6 million for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, - financing receivables, net as well as the Company's real estate loans and related loan commitment.

The reason for the significant provision during the three months ended September 30, 2024 was due primarily to the establishment of the initial reserves associated with the Tropicana Las Vegas Lease. During the nine months ended September 30, 2024, the Company recorded a provision of $47.2 million compared to $24.0 million for the corresponding period in the prior year. The primary reason for these provisions was due to the aforementioned reserves associated with the Tropicana Las Vegas Lease as well as declines in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of September 30, 2024 and September 30, 2023, have declined compared to the year end levels at December 31, 2023 and December 31, 2022, respectively.

Future changes in economic probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Interest expense	$(95,705)	$(79,788)	$(15,917)	19.9%
Interest income	14,876	1,273	13,603	1,068.6%
Total other expenses	$(80,829)	$(78,515)	$(2,314)	2.9%

	Nine Months Ended September 30,			Percentage
	2024	2023	Variance	Variance
Interest expense	(269,050)	(240,519)	$(28,531)	11.9%
Interest income	32,173	6,801	25,372	373.1%
Losses on debt extinguishment	—	(556)	556	(100.0)%
Total other expenses	$(236,877)	$(234,274)	$(2,603)	1.1%

Interest expense

Interest expense increased by $15.9 million and $28.5 million for the three and nine months ended September 30, 2024, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income increased by $13.6 million and $25.4 million for the three and nine months ended September 30, 2024 as compared to the corresponding period because of higher average interest earning balances and higher rates earned on these balances during the current year.

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

Net cash provided by operating activities was $780.4 million and $746.4 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities of $34.0 million for the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $45.9 million and an increase in interest income of $21.3 million. This was partially offset by increases in cash paid for employee compensation of $1.6 million, cash paid for interest of $11.8 million, cash paid for operating expenses of $19.1 million and cash paid for taxes of $1.6 million The increase in cash receipts collected from our customers for the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations. The increase in interest income was due to higher average interest earning balances and higher rates earned on these balances in the current year.

Investing activities used cash of $1,177.1 million and $635.3 million during the nine months ended September 30, 2024 and 2023, respectively.  Net cash used in investing activities during the nine months ended September 30, 2024 primarily consisted of $440.7 million for the acquisition of real estate for the Bally's Chicago development project, the Belle landside development project and the real estate assets contained within the Tioga Downs Lease and Strategic Gaming Leases which were accounted for as Investment in leases, financing receivables. The Company had real estate loan originations of $123.7 million, $48.6 million for the demolition funding related to the development project at the Tropicana site, the purchase of zero coupon U.S. Treasury Bills totaling $891.0 million, and capital expenditures of $15.9 million, partially offset by the maturity of zero coupon U.S. Treasury Bills totaling $341.0 million and the proceeds from a tax refund related to a previous acquisition of $1.8 million. The net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of $455.6 million for the acquisition of the real estate assets, $100.2 million for the acquisition of land for the Rockford development project that was accounted for as an investment in leases, financing receivables and capital expenditures of $39.5 million and loan originations of $40.0 million.

Financing activities used cash of $206.9 million and $269.0 million during the nine months ended September 30, 2024 and 2023, respectively. Net cash used in financing activities during the nine months ended September 30, 2024 was driven by the repayment of long term debt of $463.6 million, dividend payments of $621.9 million, non-controlling interest distributions of $18.4 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million which were partially offset by proceeds from the issuance of common stock, net of costs, totaling $148.2 million and proceeds from the issuance of long term debt, net of costs of $1,177.4 million. Cash used in financing activities during the nine months ended September 30, 2023 was driven by the repayment of long term debt of $575.1 million, dividend payments of $636.4 million, noncontrolling interest distributions of $18.5 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million, partially offset by proceeds from the issuance of long term debt, net of costs of $685.0 million and proceeds from the issuance of common stock, net of costs of $289.5 million.

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

During the nine months ended September 30, 2024 and 2023, we spent approximately $15.9 million and $39.5 million, respectively, for capital expenditures. The majority of the capital expenditures in 2024 were related to a landside development project at The Belle and in 2023 the expenditures were related to a landside development project at Hollywood Casino Baton Rouge that was completed in August 2023.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at September 30, 2024 was 6.50%.

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At September 30, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

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

At September 30, 2024, no amounts were outstanding under the Amended Credit Agreement. Additionally, at September 30, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,749.6 million of available borrowing capacity under the Amended Credit Agreement as of September 30, 2024.

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

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At September 30, 2024, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Senior Unsecured Notes

At September 30, 2024, the Company had $6,875.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In August 2024, the Company issued $800 million of 5.625% Senior Notes that will mature on September 15, 2034 at an issue price equal to 99.094% of the principal amount and $400 million of 6.250% Senior Notes that will mature on September 15, 2054 at an issue price equal to 99.183% of the principal amount. The Company plans to use the net proceeds for working capital and general corporate purposes, which may include the funding of announced transactions, development and improvement of properties, repayment of indebtedness, capital expenditures and other general business purposes.

During the three month period ended September 30, 2024, the Company redeemed its $400 million 3.350% senior unsecured notes due September 2024.

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
GLPI owns all of the assets of GLP Capital and conducts all of its operations through the operating partnership. Pursuant to Rule 3-10 of Regulation S-X, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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
At September 30, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Revolver and potential sales of common shares, including through the settlement of the Company's forward sale agreements that are discussed in Note 12, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). Reflecting the impact of the Company's forward sale agreements that are discussed in Note 12, the Company has $34.2 million remaining for issuance under the 2022 ATM Program.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $7,475.3 million at September 30, 2024. Furthermore, $6,875.0 million of our obligations at September 30, 2024 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from approximately eight months to thirty years. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2024 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at September 30, 2024.

	10/01/24- 12/31/24	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	Thereafter	Total	Fair Value at 9/30/2024
	(in thousands)
Long-term debt:
Fixed rate	$—	$850,000	$975,000	$—	$500,000	$4,550,000	$6,875,000	$6,827,950
Average interest rate		5.25%	5.38%		5.75%	4.81%

Variable rate	$—	$—	$—	$600,000	$—	$—	$600,000	$600,000
Average interest rate (1)				4.55%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On September 13, 2024, Matthew Demchyk, the Company's Senior Vice President and Chief Investment Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Demchyk Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Demchyk Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Demchyk Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 1, 2025 and September 30, 2025. The aggregate number of shares of common stock that will be available for sale under the Demchyk Rule 10b5-1 Plan is not yet determinable because the awards will be net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 75,000.

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

On September 13, 2024, Brandon Moore, the Company's President, Chief Operating Officer, and Secretary, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Moore Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Moore Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moore Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 2, 2025 and June 30, 2025. The aggregate number of shares of common stock that will be available for sale under the Moore Rule 10b5-1 Plan is not yet determinable because the awards will be net of shares sold to satisfy tax withholding obligations that arise in connection with the settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 101,333.

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

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 15, 2018).
3.2	Second Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 13, 2023.)
4.1
Thirteenth Supplemental Indenture, dated as of August 6, 2024, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc. as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2024).

4.2
Fourteenth Supplemental Indenture, dated as of August 6, 2024, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc. as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2024).

4.3	Form of 2034 Note (Included in Exhibit 4.1 above)
4.4	Form of 2054 Note (Included in Exhibit 4.2 above)
10.1	Binding Term Sheet, dated July 11, 2024, by and between GLP Capital, L.P. and Bally's Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2024).
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 24, 2024	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)