Form 10-K
period 2024-12-31
Gaming & Leisure Properties, Inc.
filed 2025-02-20
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $11.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 28, 2024.

The number of shares of the registrant's common stock outstanding as of February 13, 2025 was 274,832,506.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2025 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•our or our partner’s ability to successfully complete construction of various casino projects currently under development for which we have agreed to provide construction development funding, including Bally’s Chicago (as defined below), and the ability and willingness of our partners to meet and/or perform their respective obligations under the applicable construction financing and/or development documents;;
•the impact that higher inflation and interest rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;
•unforeseen consequences related to United States ("U.S.") government policies on inflation rates and economic growth;

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

•the potential of a new pandemic or similar national health crisis, including its effect on the ability or desire of people to gather in large groups (including in casinos), which could impact our financial results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price;

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

•adverse changes in our credit rating;

•the availability of qualified personnel and our ability to attract, motivate, and retain key management personnel;

•changes in the U.S. tax law and other federal, state or local laws or regulations, whether or not specific to real estate, REITs or the gaming, lodging or hospitality industries;

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
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its former indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.
On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company, Inc., ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Second Amended and Restated Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of the TRS Properties, GLP Holdings, Inc. was merged into GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital"). On February 7, 2025, Bally's Corporation (NYSE: BALY) ("Bally's") completed its merger transactions with Standard General L.P. ("Standard General") and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.
During 2020, the Company and Tropicana LV, LLC, a wholly owned subsidiary of the Company that at the time held the real estate of the former Tropicana Las Vegas Casino Hotel Resort ("Tropicana Las Vegas"), elected to treat Tropicana LV, LLC as a TRS. In September 2022, Bally's acquired both the building assets from GLPI and PENN's outstanding equity interests in Tropicana Las Vegas. GLPI retained ownership of the land and entered into a ground lease with Bally's. In connection with this transaction, Tropicana LV, LLC was merged into GLP Capital. GLPI paid a special earnings and profits dividend of $0.25 per share in the first quarter of 2023 related to the sale of the building assets to Bally's.
As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc., jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") from American Racing & Entertainment LLC ("American Racing"). On December 16, 2024, the Company issued 137,309 OP Units in connection with its acquisition of Bally's Kansas

City Casino ("Bally's Kansas City") and Bally's Shreveport Casino & Hotel ("Bally's Shreveport'). There were 8,224,939 OP Units outstanding (other than OP Units held directly or indirectly by the Company) as of December 31, 2024.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Triple-net leases are leases in which the lessee pays rent to the lessor, as well as all taxes, insurance, utilities and maintenance expenses that arise from the use of the property. As of December 31, 2024, GLPI's portfolio consisted of interests in 68 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's (including Casino Queen) and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,400 acres and lease approximately 1,000 acres. As of December 31, 2024, our properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire or develop additional gaming facilities to lease to gaming operators under prudent terms.
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

Pursuant to this agreement, the Original PENN Master Lease was amended (the "Amended PENN Master Lease") to remove PENN's properties in Aurora and Joliet, Illinois; Columbus and Toledo, Ohio; and Henderson, Nevada. The properties removed from the Original PENN Master Lease were added to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania (the "Meadows Lease") and the Hollywood Casino Perryville in Maryland (the "Perryville Lease") were terminated and these properties were transferred into PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases that became effective on January 1, 2023, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions extending to October 31, 2048.

The Company agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of a hotel at Hollywood Casino Columbus, and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. PENN has not requested any funding for these projects to date.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") for approximately $4.8 billion. The Company originally leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). On October 15, 2018, the Company completed its previously announced transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (as amended, the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN for $250.0 million, exclusive of transaction fees and taxes, and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger. The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease. The annual rent is comprised of a fixed component, part of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities which is adjusted, subject to certain floors, every two years to an amount equal to 4% of the average annual net revenues of Belterra Park during the preceding two years in excess of a contractual baseline.

Third Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Bally's Evansville Casino & Hotel (Bally's Evansville"), Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge ("The Belle") (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the real property from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Bally's Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Bally's Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in The Belle and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars amended and restated the Amended and Restated Caesars Master Lease (as amended and restated, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Bally's Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land base rent were increased.

On November 13, 2023, the Company and Caesars amended and restated the Second Amended and Restated Caesars Master Lease (as amended and restated, the "Third Amended and Restated Caesars Master Lease") in connection with Caesars selling its interest in The Belle to Casino Queen with no change in rent obligation to the Company.
Horseshoe St. Louis Lease

On October 1, 2018, the Company entered into a loan agreement with Caesars in connection with Caesars acquisition of Lumière Place Casino, now known as Horseshoe St. Louis, whereby the Company loaned Caesars $246.0 million (the "CZR loan"). The CZR loan bore interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until its maturity. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of the Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and the Company entered into a new single property triple net lease with an affiliate of Caesars (the "Horseshoe St. Louis Lease") the initial term of which expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease was amended on December 1, 2021 to adjust the rent terms to fix the annual escalator at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease, Bally's Chicago Land Lease and Bally's Master Lease II and the Third Amended and Restated Casino Queen Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that operated Bally's Evansville and the Company reacquired the real property assets of Bally's Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company completed the acquisitions of the real estate assets of Bally's Casino Black Hawk ("Bally's Black Hawk") and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to the Company along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million and additional rent of $58.8 million. The Company has also been granted a call right to acquire the property, subject only to regulatory approval, beginning on October 1, 2026 at the same terms.

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company would acquire the real property assets of Bally’s Kansas City and Bally’s Shreveport as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion. The term sheet represents a binding agreement between the Company and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail.

The Company intends to fund construction hard costs of up to $940.0 million for Bally's Chicago, with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur through December 2026. The Company will own all funded improvements, which will be leased to Bally’s with rent commencing as advances are made. As of December 31, 2024, no construction hard costs have been funded by the Company. The contemplated transactions are subject to several conditions as well as certain third-party consents and regulatory approvals.

On September 11, 2024, the Company acquired the land for $250 million, subject to an existing ground lease with Bally's. The ground lease was amended at closing to provide for initial annual rent of $20 million (the "Bally's Chicago Land Lease"). The Bally's Chicago Land Lease is cross-defaulted with the construction development funding agreement. The parties anticipate entering into a new Bally's Chicago land lease to reflect the lease terms agreed upon between the Company and Bally's in the binding term sheet. Upon completion of the improvements, the Company expects to own substantially all of the real estate land and improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of approximately $395 million, which consisted of 137,309 OP units valued at $6.8 million and $388.6 million of cash, of which $332.5 million was funded on the Company's revolving credit facility with the remainder paid with cash on hand. The two properties are in a new triple net master lease that is cross-defaulted with the existing Bally’s Master Lease with the initial annual cash rent pursuant to the agreement for the two new properties of $32.2 million (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rougeto Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Second Amended and Restated Casino Queen Master Lease. The lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant on the same terms and conditions. See Note 12 for a discussion regarding such renewal options. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million on September 6, 2023. The annual rent on the Second Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $16.5 million. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Company entered into the Third Amended and Restated Casino Queen Master Lease on November 13, 2023.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project (of which $35.1 million has been funded as of December 31, 2024, which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024 and rent will be deferred until the facility is ready for its intended use.

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

In late August 2024, the Company funded $48.5 million to Bally's to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event. The lease is now classified as a sales type lease which resulted in a $3.8 million gain that was recorded in gains from dispositions of property on the Consolidated Statement of Operations during the year ended December 31, 2024.

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

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset triple net lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Rockford Lease and Rockford Loan

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, Illinois from an affiliate of 815 Entertainment, LLC ("815 Entertainment") for $100.0 million. The casino opened in August 2024 and is managed by a subsidiary of Hard Rock. Simultaneously with the land acquisition, an affiliate of GLPI entered into a ground lease with 815 Entertainment for a 99-year term (the "Rockford Lease"). The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

In addition to the Rockford Lease, the Company also committed to provide up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan are subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL ("Hard Rock Casino Rockford") which occurred in late August 2024. As of December 31, 2024, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. The Company has a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, an affiliate of GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months (exercisable by the tenant) (the "Tioga Downs Lease"). The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic for $105 million, plus an additional $5 million that was funded at closing for reimbursement for capital improvements. Simultaneous with the acquisition, GLPI Capital and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods (exercisable by the tenant) (the "Strategic Gaming Leases"). The initial aggregate annual cash rent is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5%.

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians ("Ione") (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty five years and a maximum term of forty five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission approving the transaction documents, including the long-term lease. As of December 31, 2024, $15.1 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

Guarantees
The obligations under the Amended Penn Master Lease, PENN 2023 Master Lease, Amended Pinnacle Master Lease, and the Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Third Amended and Restated Casino Queen Master Lease, the Bally's Master Lease, the Bally's Master Lease II, the Strategic Gaming Leases and the Tioga Downs Lease are jointly and severally guaranteed by the applicable parent company and the parent's subsidiaries that occupy and operate the facilities leased under these respective leases. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease are jointly and severally guaranteed by Boyd's subsidiaries that occupy and operate the facilities leased under the Boyd Master Lease. Similarly, the obligations under the Maryland Live! Lease and Pennsylvania Live! Master Lease are jointly and severally guaranteed by the Cordish subsidiaries that occupy and operate the facilities leased under the respective leases and the obligations under the Rockford Lease are jointly and severally guaranteed by the subsidiaries of 815 Entertainment, LLC that occupy and operate the facility under the Rockford Lease.

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

The PENN 2023 Master Lease that became effective on January 1, 2023 has annual rent which is fixed and subject to annual escalation of 1.50%, with the first escalation for the lease year beginning on November 1, 2023. In addition to the fixed escalations, a one-time annualized increase of $1.4 million is scheduled to occur on November 1, 2027. The prepaid rent and deferred revenue from the Perryville Lease and Meadows Lease (which were terminated effective January 1, 2023 and whose underlying real estate was added to the PENN 2023 Master Lease) along with an allocation of the deferred revenue from the Original PENN Master Lease, as well as the guaranteed fixed escalations and the one-time annual base rent increase, are being recognized on a straight-line basis over the initial lease term, which expires on October 31, 2033.

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

Rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% for lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year, then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and rent was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent was increased by $2.7 million for this acquisition. Finally, the Company anticipates funding up to $111 million for a landside move and hotel renovation of the Belle for Casino Queen, of which $35.1 million has been funded as of December 31, 2024 as well as certain construction costs for an amount not to exceed $16.5 million, for a landside development project at Casino Queen Marquette.

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

As previously discussed the Company assumed a ground lease in connection with the acquisition of the Chicago land for approximately $250 million and at closing amended the ground lease subject to the Bally's Chicago Land Lease. Rental income on the land and development funding is being deferred until the project is substantially complete and ready for its intended use. Income deferred on the project is recorded in deferred rental revenue and totaled $6.1 million for the year ended December 31, 2024.

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL. Simultaneously with the land acquisition, the Company entered into the Rockford Lease which has a 99-year term and initial annual rent subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

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

On December 16, 2024, Bally's Master Lease II became effective and the initial annual rent is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold.

The Company's leases with percentage rent provide for a floor on such percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended Penn Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania, which went into effect on November 1, 2023 reset.

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

Property Features
The following table summarizes certain features of our properties as of December 31, 2024. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,400 acres and lease approximately 1,000 acres. As of December 31, 2024, the Company's properties were 100% occupied.

	Location	Tenant/Lease Agreement
Tenant Occupied Properties
Argosy Casino Alton	Alton, IL	PENN/Amended PENN Master Lease
Hollywood Casino Bangor	Bangor, ME	PENN/Amended PENN Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, MS	PENN/Amended PENN Master Lease
Boomtown Biloxi	Biloxi, MS	PENN/Amended PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, WV	PENN/Amended PENN Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, OH	PENN/Amended PENN Master Lease
Hollywood Casino at Penn National Race Course	Grantville, PA	PENN/Amended PENN Master Lease
Zia Park Casino	Hobbs, NM	PENN/Amended PENN Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	PENN/Amended PENN Master Lease
Hollywood Casino St. Louis	Maryland Heights, MO	PENN/Amended PENN Master Lease
Argosy Casino Riverside	Riverside, MO	PENN/Amended PENN Master Lease
1st Jackpot Casino	Tunica, MS	PENN/Amended PENN Master Lease
Hollywood Casino Tunica	Tunica, MS	PENN/Amended PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	PENN/Amended PENN Master Lease
Hollywood Casino Aurora	Aurora, IL	PENN/PENN Master Lease - New
Hollywood Casino Columbus	Columbus, OH	PENN/PENN Master Lease - New
M Resort	Henderson, NV	PENN/PENN Master Lease - New
Hollywood Casino Joliet	Joliet, IL	PENN/PENN Master Lease - New
Hollywood Casino Perryville	Perryville, MD	PENN/PENN Master Lease - New
Hollywood Casino Toledo	Toledo, OH	PENN/PENN Master Lease - New
The Meadows Racetrack and Casino	Washington, PA	PENN/PENN Master Lease - New
L'Auberge Baton Rouge	Baton Rouge, LA	PENN/Amended Pinnacle Master Lease
Ameristar Black Hawk	Black Hawk, CO	PENN/Amended Pinnacle Master Lease
Boomtown Bossier City	Bossier City, LA	PENN/Amended Pinnacle Master Lease
Ameristar Council Bluffs	Council Bluffs, IA	PENN/Amended Pinnacle Master Lease
Ameristar East Chicago	East Chicago, IN	PENN/Amended Pinnacle Master Lease
Jackpot Properties	Jackpot, NV	PENN/Amended Pinnacle Master Lease
L'Auberge Lake Charles	Lake Charles, LA	PENN/Amended Pinnacle Master Lease
Boomtown New Orleans	New Orleans, LA	PENN/Amended Pinnacle Master Lease
Plainridge Park Casino	Plainville, MA	PENN/Amended Pinnacle Master Lease
River City Casino and Hotel	St. Louis, MO	PENN/Amended Pinnacle Master Lease
Ameristar Vicksburg	Vicksburg, MS	PENN/Amended Pinnacle Master Lease
Hollywood Casino Morgantown	Morgantown, PA	PENN/Morgantown Lease
Draft Kings at Casino Queen	East St. Louis, IL	Bally's/Amended Casino Queen Master Lease
The Queen Baton Rouge	Baton Rouge, LA	Bally's/Amended Casino Queen Master Lease
Casino Queen Marquette	Marquette, IA	Bally's/Amended Casino Queen Master Lease
Belle of Baton Rouge	Baton Rouge, LA	Bally's/Amended Casino Queen Master Lease
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease

Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease
Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease
Horseshoe St. Louis	St. Louis, MO	Caesars/Horseshoe St. Louis Lease
Hard Rock Hotel & Casino Biloxi	Biloxi, MS	Bally's Master Lease
Bally's Black Hawk	Black Hawk, CO	Bally's Master Lease
Bally's Dover Casino Resort	Dover, DE	Bally's Master Lease
Bally's Evansville	Evansville, IN	Bally's Master Lease
Bally's Quad Cities Casino & Hotel	Rock Island, IL	Bally's Master Lease
Bally's Tiverton Hotel & Casino	Tiverton, RI	Bally's Master Lease
Tropicana Las Vegas	Las Vegas, NV	Bally's/ Tropicana Las Vegas Lease
Bally's Chicago	Chicago, IL	Bally's Chicago Lease
Bally's Kansas City	Kansas City, MO	Bally's Master Lease II
Bally's Shreveport	Shreveport, LA	Bally's Master Lease II
Live! Casino & Hotel Maryland	Hanover, MD	Cordish / Maryland Live! Lease
Live! Casino Pittsburgh	Greensburg, PA	Cordish/Pennsylvania Live! Master Lease
Live! Casino and Hotel Philadelphia	Philadelphia, PA	Cordish/Pennsylvania Live! Master Lease
Hard Rock Casino Rockford	Rockford, IL	815 Entertainment/Rockford Lease
Tioga Downs Casino Resort	Nichols, NY	ARE, LLC/Tioga Lease
Silverado Franklin Hotel & Casino	Deadwood, SD	Strategic Gaming Mgmt. Master Lease
Deadwood Mountain Grand	Deadwood, SD	Strategic Gaming Mgmt. Master Lease
Baldini's Casino	Sparks, NV	Strategic Gaming Mgmt. Master Lease

Competition
We compete for additional real property investments with other REITs, including a publicly traded gaming focused REIT, VICI Properties Inc., investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors. Some of our competitors are significantly larger, have greater financial resources and lower costs of capital than we have, making it more challenging for us to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.
In addition, percentage rent revenues that apply to certain of our leases are dependent on the ability of our gaming tenants to compete with other gaming operators. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including traditional casino properties, video lottery, sweepstakes and poker machines not located in casinos, Native American casinos, emerging varieties of internet gaming, sports betting and other forms of gaming in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded gaming operations may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.

Segments
The Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. The operating results of the Company's real estate investments are reviewed in the aggregate, by the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). As such, the Company has one reportable segment. See Note 18 in the Notes to the Consolidated Financial Statements for further information.

Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	78	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	50	President, Chief Operating Officer, and Secretary
Desiree A. Burke	59	Chief Financial Officer and Treasurer
Matthew R. Demchyk	43	Senior Vice President, Chief Investment Officer
Steven L. Ladany	44	Senior Vice President, Chief Development Officer
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
Brandon J. Moore.    Mr. Moore is our President, Chief Operating Officer and Secretary. Mr. Moore was promoted to President in September 2024 after being promoted to Chief Operating Officer in October 2022. Mr. Moore joined the Company in January 2014 as Senior Vice President and General Counsel. Previously, he served as PENN's Vice President, Senior Corporate Counsel from March 2010 where he was a member of the legal team responsible for a variety of transactional, regulatory and general legal matters. Prior to joining PENN, Mr. Moore was with Ballard Spahr LLP, where he provided advanced legal counsel to clients on matters including merger and acquisition transactions, debt and equity financings, and various other matters.
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

We do not anticipate receiving rent that is based in whole or in part on the income or profits of any person (except by reason of being based on a fixed percentage or percentages of gross receipts or sales consistent with the rules described above). Our former parent, PENN, received a private letter ruling from the IRS prior to the Spin-Off that concluded certain rental formulas under the Amended PENN Master Lease will not cause any amounts received under the Amended PENN Master Lease to be treated as other than rents from real property. While we do not expect to seek similar rulings for additional leases we enter into that have substantially similar terms as the Amended PENN Master Lease, we intend to treat amounts received under those leases consistent with the conclusions in the ruling, though there can be no assurance that the IRS will not challenge such treatment. We also do not anticipate receiving more than a de minimis amount of rents from any Related Party Tenant or rents attributable to personal property leased in connection with real property that will exceed 15% of the total rents received with respect to such real property. We may receive certain types of income that will not qualify under the 75% or 95% gross income tests. In particular, dividends received from a TRS will not qualify under the 75% test. We believe, however, that the aggregate amount of such items and other non-qualifying income in any taxable year will not cause GLPI to exceed the limits on non-qualifying income under either the 75% or 95% gross income tests.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2024. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2025 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
Tax Aspects of Investment in the Operating Partnership

We may hold investments through entities that are classified as partnerships for U.S. federal income tax purposes, including our interest in the OP. In general, partnerships are passthrough entities that are not subject to U.S. federal income tax. Rather, partners are allocated their proportionate shares of the items of income, gain, loss, deduction and credit of a partnership, and are subject to tax on these items without regard to whether the partners receive a distribution from the partnership. We will include in our income our proportionate share of these partnership items of the OP for purposes of the various REIT income tests and in the computation of our REIT taxable income. Moreover, for purposes of the REIT asset tests, we will include our proportionate share of assets held by the OP.

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

Our OP has entered into transactions involving the contribution to the OP of appreciated property, and the OP may enter into such transactions in the future. The partnership agreement of the OP requires allocations of income, gain, loss, and deduction attributable to contributed property to be made in a manner that is consistent with Section 704(c) of the Code. Treasury regulations issued under Section 704(c) give partnerships a choice of several methods of allocating taxable income with respect to contributed properties (and the tax protection agreements entered into in connection with the contributions of properties to the OP require that a certain method be used). Depending upon the method used, (1) our tax depreciation deductions attributable to those properties may be lower than they would have been if our OP had acquired those properties for cash and (2) in the event of a sale of such properties, we could be allocated gain in excess of our corresponding economic or book gain. These allocations may cause us to recognize taxable income in excess of cash proceeds received by us, which might adversely affect our ability to comply with the REIT distribution requirements or result in our shareholders recognizing additional dividend income without an increase in distributions.

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

Regulation

The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws may also be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry, including the owners of real estate associated with gaming and racing facilities and other suppliers of products and services to gaming operators, meet certain standards of character and suitability to hold a gaming license. In addition, gaming laws require gaming industry participants to:

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

These regulations impact our business insomuch as the gaming and racing regulatory agencies in certain jurisdictions in which we own real estate and our gaming tenants operate require GLPI and its affiliates to maintain a finding of suitability or license as a property owner, key business entity, buyer-lessor of gaming facility assets, principal affiliate, business entity, qualifier, vendor, operator or supplier because of its ownership of the real estate associated with those gaming and racing facilities. We are presently licensed by gaming and racing regulatory agencies in the following jurisdictions: Colorado, Delaware, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, New York, Ohio, Rhode Island, South Dakota and Pennsylvania.
Our business and those operated by our tenants are subject to various federal, state and local laws and regulations including gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning the sale of alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, marketing, and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. New laws or regulations, or material changes to existing law and/or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Insurance
We maintain comprehensive general liability, commercial property, fiduciary, directors and officers liability, and business interruption insurance covering our business. In regards to our properties subject to triple-net leases, those lease agreements require our tenants to procure and maintain their own comprehensive general liability, commercial property and business interruption coverage, including all insurance mandated by law, as well as insurance coverage to protect our insurable interests as owner and lessor of such real estate.
Environmental Matters
Our properties are subject to U.S. federal, state and local environmental laws governing and regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes and required actions and response efforts. Certain of the properties we own utilize or have utilized above or underground storage tanks to store oil and certain fuels for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Certain of the real estate assets owned by GLPI were developed and constructed on remediated former commercial and industrial sites. In connection with the ownership of our real property assets, we could be found legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.

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

For most triple-net leases to which we are a party, environmental liabilities arising from the business operations are retained by our tenants, and the tenants are required to indemnify GLPI (and its subsidiaries, directors, officers, employees, agents and certain other related parties) against any claims, losses, orders or fines arising from or relating to such environmental liabilities. Further, our triple-net leases obligate our tenants thereunder to comply with applicable environmental laws and regulations. We expect that future leases with new parties and renewals with existing tenants will include the same provisions. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which could result in significant costs to the tenant which could potentially adversely affect their ability to meet their obligations to us.

As part of the Company's due diligence process prior to acquiring real estate assets we routinely commission environmental assessments to assess the potential for such liability. We are not aware of any environmental issues, potential litigation or recognized environmental conditions that are expected to have a material impact on the operations of any of our properties or that would materially impact our ownership of those real estate assets including such real estate presently under development.

Corporate Responsibility

We believe that corporate responsibility, including environmental and community stewardship, is an integral component of being a responsible corporate citizen. With this in mind, we continue to integrate and implement environmental, social and governance (ESG) practices, strategies and initiatives into our overall business strategies intended to contribute to long-term value creation for our shareholders, employees and other stakeholders.

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

Environmental Sustainability

We are committed to conducting our business in an environmentally conscious manner. With that in mind, we continue to assess the materiality of environmental risks to the organization. We promote sustainable practices and environmental stewardship throughout the organization, with a particular emphasis on energy efficiency, recycling, indoor environmental quality, and environmental awareness.

With the exception of our corporate headquarters, our properties are leased to gaming operators pursuant to triple-net lease agreements, meaning each operator is responsible for business operations, maintenance, insurance, taxes, utilities, and other property-related expenses, including with respect to all sustainability strategies. The oversight and control of all energy and water usage and consumption and operations-related sustainability strategies related thereto is the sole responsibility of our tenants. Consequently, fostering a strong channel of communication with our tenants is an important component in the evolution of the environmental sustainability of our properties and establishing long-term, successful relationships is critical to the success of our business. Through our formalized Tenant Partnership Program, we discussed the importance of collecting and sharing utility data. To reinforce our level of commitment and support to our tenants in these areas, we provided them with accessibility and use, at no charge, to a third-party platform to aid in the aggregation and compilation and reporting of utility data to encourage enhanced transparency and to aid in determining greenhouse gas emissions at our properties. As of December 31, 2024, we had 100% agreement from our tenants to provide utility data for those properties. We are committed to offering continued support to our tenants in the area of data sharing and sustainability. We also implemented certain green lease provisions, which include data collection obligations in many of our leases.

We are evaluating climate-related risks and opportunities to include in our near and long-term environmental strategies. We published our inaugural Sustainability Report in 2024.

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

Recognizing that sustainability is a journey, we are committed to continuous improvement and will endeavor to engage and communicate with our key stakeholders regarding our environmental stewardship. Further, we are committed to developing initiatives to address and mitigate those environmental risks within our control and supporting our tenants to do the same. In 2023, we completed portfolio-wide inspections of all real estate owned by the Company, which also included a comprehensive ESG and climate assessment component.

Human Capital Management

As of December 31, 2024, we had 19 full-time employees. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long term success of the Company. Our employees are a valued asset and integral to the success of the Company. We strive to prioritize our employees’ education, development, growth, and well-being. We are passionate about developing our talent. We provide tuition reimbursement, professional development reimbursement, and performance appraisals. We are committed to continuing to develop strategies focused on employee growth, development and well-being.

Senior management holds employee meetings and social events at a regular cadence to create an open forum for learning and to foster feedback.

Every employee receives an annual grant of GLPI equity that vests over a three-year period. This program was proposed and instituted by our Chairman and CEO as a way to attract and retain talent across all levels of the organization and to ensure that every employee has a stake in the Company’s continued growth and success.

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

Within our hiring and recruitment processes, we adhere to equal employment policies, and we are committed to actively considering diversity in the expansion of our Board of Directors or the filling of any vacancy. We abide by our Inclusive Workplace Policy and require all employees, including our Board of Directors, to complete training on diversity and inclusion, alongside other trainings for various GLPI policies, including our Code of Business Conduct.

As of December 31, 2024, 47% of our employees identify as female. In addition, 25% of the Board of Directors is comprised of directors who identify as female and includes a member that is racially diverse.

Tenant Engagement

Since the formalization of our Tenant Partnership Program, we have continued to engage with our tenants, at least annually, but more frequently as deemed necessary, to address and discuss sustainability and social matters such as environmental data collection, sustainability strategies and community engagement opportunities. We are proud to report 100% tenant participation in response to our engagement efforts again in 2024. We continue to foster these relationships and identify community engagement partnership opportunities. We believe that aligning, sharing and committing to similar sustainability goals will continue to allow our Company and our tenant stakeholders to make a greater collective impact, while fostering long-term, successful relationships in the communities in which we own real estate and conduct business.

Community Engagement
We take an active role in supporting our communities by partnering with local and national organizations to administer charitable contributions, provide community service, and organize the donation of goods to assist those in need. We endeavor to broaden our local and national outreach and maximize our impact year over year. Our employees regularly volunteer at food banks and participate in other charitable events. In 2024, we completed our third Annual Day of Service to support the Berks County branch of Helping Harvest in fighting hunger and made a monetary donation for kitchen equipment needed at Helping Harvest's Community Kitchen which will significantly increase its impact by providing meals to individuals, particularly seniors, faced with hunger and food insecurity as well as serve as a culinary skills training center for those leaving incarceration or rehabilitation centers or those otherwise in need of job training. The Company also contributed to the construction of a women's and children's shelter in Berks County, Pennsylvania and committed to a multi-year donation. In 2024, the Company partnered with Restoring Hope of Berks County, who retrofitted the home of a deserving family whose mother was left paralyzed by a motor vehicle accident. The Company also raised over $100,000 for Reading Hospital Foundation's Street Medicine which provides healthcare services for individuals in the Reading, Pennsylvania area who are experiencing homelessness and require medical care. We also partnered with One Tree Planted, a non-profit organization, focused on reforestation. The Company's monetary donation was earmarked for the donation of trees to reforest areas of Colorado affected by wildfires. Other notable partnerships and community outreach and involvement include Angel Tree, Trees for Troops, Salvation Army, Junior League of Reading, SafeBR, and Habitat for Humanity.

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

The majority of our revenue is based on the revenue derived under our master leases with subsidiaries of PENN. Because these master leases are triple-net leases, we depend on PENN to operate the properties that we own in a manner that generate revenues sufficient to allow PENN to meet its obligations to us, including payment of rent and all insurance, taxes, utilities and maintenance and repair expenses, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that PENN will have sufficient assets, income or access to financing to enable it to satisfy its payment obligations to us under the master leases. The ability of PENN to fulfill its obligations depends, in part, upon the overall profitability of its gaming operations and, other than limited contractual protections afforded to us as a landlord, we have no control over PENN or its operations. The inability or unwillingness of PENN to meet its subsidiaries’ rent obligations and other obligations under the master leases may materially and adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders.

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

Any event that has a material adverse effect on PENN’s business, financial position or results of operations, including a corporate change in control event or a material change in the composition of PENN's board of directors could have a material adverse effect on our business, financial position or results of operations. In addition, continued consolidation in the gaming industry would increase our dependence on our existing tenants and could make it increasingly difficult for us to find alternative tenants for our properties.
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

Our agreements to provide funding for various casino development projects expose us to risks of loss that are different from those associated with the ownership and leasing of properties.

Consistent with our growth objectives, we have agreed to provide development financing to some of our partners to facilitate their efforts to develop new gaming properties. As of December 31, 2024, we have agreed to provide significant financing for casino development projects, including:

•Up to $940 million of construction hard costs for Bally’s Chicago, none of which had been advanced as of December 31, 2024;
•Up to $225 million for the relocation of PENN’s riverboat casino in Aurora, Illinois, none of which had been advanced as of December 31, 2024;
•At PENN’s election, up to $350 million for the relocation of Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino Columbus and/or the construction of a second hotel tower at the M Resort Spa Casino, none of which has been requested by PENN as of December 31, 2024;
•$150 million for the development of the Hard Rock Casino in Rockford, IL, all of which had been advanced as of December 31, 2024;
•$110 million in connection with the Ione Loan, of which $15.1 million had been advanced as of December 31, 2024;
•$111 million for the development of a landside casino at The Belle, of which $35.1 million had been advanced as of December 31, 2024;
•$16.5 million for the development of a landside casino at the Queen Casino Marquette, none of which had been advanced as of December 31, 2024;
•Up to $150 million of construction hard costs for PENN's Ameristar Casino Council Bluffs, none of which had been advanced as of December 31, 2024.

We intend to continue to originate loans or provide direct funding for construction of gaming properties. Construction financing generally is considered to involve a higher degree of risk than other types of financing due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependence on timely, successful project completion and the ability to obtain all required gaming and other licenses and commence operations promptly post-completion of construction. In addition, in the event that we advance funds in the form of loans that generally entail greater risk than mortgage loans on income-producing property, we may need to establish or increase our current expected credit loss reserve in the future to account for the potential increase in probable incurred credit losses associated with these loans. Further, whether direct funding or a financing through a construction loan, we may be obligated to fund all or a significant portion at one or more future dates. We may not have the funds available at those future date(s) to meet our funding obligations under our funding commitments. In that event, we would likely be in breach of our obligations unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a developer fails to fund its portion of the development project or experiences cost overruns that impair its ability to complete the construction of a project, there could be adverse consequences associated with the funding, including a loss of the value of the property improvements, a developer claim against us for failure to perform under the funding documents if we choose to stop funding, increased costs to the developer that the developer is unable to pay, and a bankruptcy filing by the developer. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains, cost increases associated with building materials and construction services necessary for construction, and delays and costs associated with obtaining construction permits and complying with local regulations, all of which can result in cost overruns to complete such projects. During periods of capital market disruptions, replacement financing may not be available to the developer which in turn, may result in the developer’s inability to complete the project or, in the case of a construction loan, repay our loan in full. The failure of a developer to complete construction, these cost overruns or other related impacts, and the lack of availability of replacement financing, could materially and adversely effect us.

Development funding efforts also expose us to the risk of environmental contamination at the proposed construction site for a particular project. The discovery of a release or threatened release of a regulated material at a development site could require the developer to delay the project to conduct an investigation and clean-up of any contaminated property, which could result in significant costs in excess of budgeted amounts, which could create the same risks for us as expressed in the preceding paragraph.

In addition, if the developer fails to perform its obligations under the applicable loan and/or development documents, we may incur significant costs and assume significant liabilities in foreclosing on any property subject to a construction financing, in addition to costs and risks associated with completing construction of the property if construction was not completed. If we foreclose on the property and take ownership, we may incur a significant loss on disposing of the property or, in the alternative, we may not be able to lease the property at all or on terms reasonably acceptable to us if we determine to continue to own the property.

We might not be able to exercise customary enforcement rights as the lender under the Ione Loan.

The Ione Loan exposes us to several additional risks related to our ability to realize repayment of amounts lent in the event of a default by Ione, including risks that:

•The limited waiver by Ione and its development subsidiary of sovereign immunity granted under the loan documents may not be deemed enforceable, which could preclude us from exercising remedies or enforcing our rights under the loan documents;

•It may be difficult to find a federal or state court willing or able to exert jurisdiction over any lawsuit we might file to try to obtain a judgment against the tribe and its development subsidiary;

•We are not permitted to exercise customary foreclosure remedies on the fee simple ownership of the land or buildings that are intended to be constructed with proceeds of the Ione Loan, or replace the tribe or its operating subsidiary as the operator of the casino once it opens; and

The assets of the tribe and its economic development subsidiaries may be insufficient to result in payment in full to us of the amounts lent to the tribe under the Ione Loan.

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

Our success depends on our ability to attract, motivate and retain key personnel and plan for future executive transitions.

The loss of any of our key personnel, particularly our Chairman and Chief Executive Officer, Peter M. Carlino, could harm our business and prospects and could impede the achievement of our strategic objectives. Mr. Carlino, age 78, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects, including service as the Chairman of the Board and as Chief Executive Officer for PENN and the Company, collectively, for more than 30 years. We believe that facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. During 2024, we appointed Brandon J. Moore, previously our Chief Operating Officer, General Counsel and Secretary, to the added role of President of the Company. If our succession planning efforts are not effective, or we were to lose any of our other executive talent in the course of executing against these planning efforts, it could adversely impact our business. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

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

Risks Related to Our Capital Structure
We have a material amount of indebtedness which could have a significant effect on our business.
As of December 31, 2024, we had approximately $7.7 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$6,875.0 million of outstanding senior unsecured notes;

•$600.0 million of term loans,

•$332.5 million of borrowings under our revolving credit facility, and

•approximately $0.3 million of finance lease liabilities related to certain assets.

Our indebtedness may have adverse effects on our business, including the following:

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Second Amended Credit Facility or from other debt financing, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets or seeking to raise additional capital, including by issuing equity securities or securities convertible into equity securities. Our ability to restructure or refinance our indebtedness or access new indebtedness will depend on the capital and credit markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service requirements or to refinance our obligations on commercially reasonable terms may have an adverse effect, which could be material to our business, financial position or results of operations.
We may have future capital needs and may not be able to obtain additional debt financing on acceptable terms.
We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly-acquired properties or our development funding obligations. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels and/or borrowing costs. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. If we incur additional indebtedness or such other obligations, the risks associated with our leverage, including our possible inability to service our debt, may increase.
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
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under our $2.09 billion revolving credit facility (the "Initial Revolving Credit Facility") and our Term Loan Credit Facility. These debt instruments are indexed to a Secured Overnight Financing Rate ("SOFR"). Our total variable rate debt approximated 12% of our total debt at December 31, 2024.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

The Company maintains a cyber risk program as a part of its enterprise risk management program that is designed to identify, assess, mitigate and manage cyber risks. The Company’s Vice President of Information Technology is responsible for managing the Company’s cyber risk program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising third parties assisting in these efforts. The Company's Vice President of Information Technology has two decades of experience in the Information Technology industry, with a strong emphasis on cybersecurity whose professional experience is distinguished by a Bachelor's degree in Network Operation and Security and enriched by practical, hands on experience in the field. The Vice President's long standing career in Information Technology reflects a deep seated expertise in safeguarding digital infrastructures in today's dynamic cyber environment.

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
ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2024, the Company had 68 rental properties, consisting of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 3 gaming and related facilities operated by the Cordish Companies, 15 gaming and related facilities operated by Bally's (including Casino Queen) and 1 facility under development for Bally's in Chicago, Illinois, 1 gaming facility managed by a subsidiary of Hard Rock, 3 gaming and related facilities operated by Strategic and 1 gaming and related facility operated by American Racing. We do have a specific policy to acquire assets primarily for capital gain or primarily for income. We also currently do not limit our investment in any specific property to a set percentage of our assets. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 13, 2025, there were approximately 676 holders of record of our common stock.
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
The Company elected on its U.S. federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and the Company, together with its former indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a TRS effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.
On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to Casino Queen and leased the real estate to Casino Queen pursuant to the Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of Hollywood Casino Perryville and Hollywood Casino Baton Rouge, GLP Holdings, Inc. was merged into GLP Capital. On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.
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
In connection with the UPREIT Transaction with Cordish, GLP Capital issued 7,366,683 newly-issued OP Units to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish. In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc. jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Biloxi and Bally's Tiverton. On February 6, 2024, the Company also issued 434,304 OP Units in connection with the acquisition of the real estate assets of Tioga Downs from American Racing. On December 16, 2024, the Company issued 137,309 OP Units in connection with its acquisition of Bally's Kansas City and Bally's Shreveport. There were 8,224,939 OP Units outstanding (other than OP Units held directly or indirectly by the Company) as of December 31, 2024.
GLPI's primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2024, GLPI's portfolio consisted of interests in 68 gaming and related facilities, which was comprised of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 15 gaming and related facilities operated by Bally's (including Casino Queen) and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, and 1 gaming facility managed by a subsidiary of Hard Rock, 3 gaming and related facilities operated by Strategic and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states. As of December 31, 2024, our properties were 100% occupied. We expect to continue growing our portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.
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

GLPI agreed to fund up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet, the construction of a hotel at Hollywood Casino Columbus, and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. PENN has not requested any funding for these projects to date.

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

Third Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana and certain of its affiliates pursuant to the Amended Real Estate Purchase Agreement. Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Bally's Evansville, Tropicana Laughlin, Trop Casino Greenville and The Belle from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes. Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the real property from the Company pursuant to the terms of the Caesars Master Lease.

On June 15, 2020, the Company entered into the Amended and Restated Caesars Master Lease to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Bally's Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Waterloo, Bettendorf or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, is at least equal to the value of Bally's Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which were received on July 23, 2020.

On December 18, 2020, the Company and Caesars entered into the Second Amended and Restated Caesars Master Lease in connection with the completion of the Exchange Agreement with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Bally's Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land component were increased.

On November 13, 2023, the Company and Caesars entered into the Third Amended and Restated Caesars Master Lease in connection with Caesars selling its interest in the Belle of Baton Rouge to Casino Queen with no change in rent obligation to the Company. See Note 12 for further discussion.

Horseshoe St. Louis Lease

On October 1, 2018 the Company entered into a loan agreement with Caesars in connection with Caesars’s acquisition of Horseshoe St. Louis, whereby the Company extended funds to Caesars under the CZR loan. On the one-year anniversary of the CZR loan, the mortgage evidenced by a deed of trust on the Horseshoe St. Louis property terminated and the loan became unsecured. On June 24, 2020, the Company received approval from the Missouri Gaming Commission to own the real estate assets of Horseshoe St. Louis property in satisfaction of the CZR loan. On September 29, 2020, the transaction closed and we entered into the Horseshoe St. Louis Lease, the initial term of which expires on October 31, 2033 with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease rent terms was amended on December 1, 2021 to adjust the rent terms to fix the annual escalator at 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease, Bally's Chicago Land Lease, Bally's Master Lease II and the Third Amended and Restated Casino Queen Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that operated Bally's Evansville and the Company reacquired the real property assets of Bally's Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to the Bally's Master Lease which has an initial term of 15 years, with no purchase option, followed by four five-year renewal options (exercisable by the tenant) on the same terms and conditions. Rent under the Bally's Master Lease is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company completed the acquisitions of the real estate assets of Bally's Black Hawk and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, a deposit of $200.0 million funded by GLPI in September 2022 was returned to the Company along with a $9.0 million transaction fee that was recorded against the purchase price of the assets acquired. Concurrent with the closing, GLPI borrowed $600 million under its previously structured delayed draw term loan. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2026 for a purchase price of $735.0 million and additional rent of $58.8 million. The Company has also been granted a call right to acquire the property, subject only to regulatory approval, beginning on October 1, 2026 at the same terms.

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company would acquire the real property assets of Bally’s Kansas City and Bally’s Shreveport as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion. The term sheet represents a binding agreement between the Company and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail.

The Company intends to fund construction hard costs of up to $940.0 million for Bally's Chicago, with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur through December 2026. The Company will own all funded improvements, which will be leased to Bally’s with rent commencing as advances are made. As of December 31, 2024, no construction hard costs have been funded by the Company. The contemplated transactions are subject to several conditions as well as certain third-party consents and regulatory approvals.

On September 11, 2024, the Company acquired the land for $250 million, subject to an existing ground lease with Bally's. The ground lease was amended at closing to provide for initial annual rent of $20 million (the "Bally's Chicago Land Lease"). The Bally's Chicago Land Lease is cross-defaulted with the construction development funding agreement. The parties anticipate entering into a new Bally's Chicago land lease to reflect the lease terms agreed upon between the Company and Bally's in the binding term sheet. Upon completion of the improvements, the Company expects to own substantially all of the real estate land and improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of approximately $395 million, which consisted of 137,309 OP units valued at $6.8 million and $338.6 million of cash, of which $332.5 million was funded on the Company's revolving credit facility with the remainder paid with cash on hand. The two properties are in a new triple net master lease that is cross-defaulted with the existing Bally’s Master Lease with the initial annual cash rent pursuant to the agreement for the two new properties of $32.2 million (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.

On November 25, 2020, the Company entered into a definitive agreement with respect to the HCBR transaction. The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Second Amended and Restated Casino Queen Master Lease. The lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant on the same terms and conditions. See Note 12 for a discussion regarding such renewal options. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million on September 6, 2023. The annual rent on the Second Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $16.5 million. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Company entered into the Third Amended and Restated Casino Queen Master Lease on November 13, 2023.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project (of which $35.1 million has been funded as of December 31, 2024, which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024 and rent will be deferred until the facility is ready for its intended use.

Tropicana Las Vegas

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for rent credits of $307.5 million, which were applied against future rent obligations due under the parties' existing leases during 2020.
On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million, which resulted in a pre-tax gain of $67.4 million, $52.8 million after-tax. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) with rent subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Tropicana Las Vegas Lease is supported by a Bally’s corporate guarantee and cross-defaulted with the Bally's Master Lease.
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

In late August 2024, the Company funded $48.5 million to Bally's to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event. The lease is now classified as a sales type lease which resulted in a $3.8 million gain that was recorded in gains from dispositions of property on the Consolidated Statement of Operations for the year ended December 31, 2024.

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

Rockford Lease and Rockford Loan

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, Illinois from an affiliate of 815 Entertainment for $100.0 million. The casino opened in August 2024 and is managed by a subsidiary of Hard Rock. Simultaneously with the land acquisition, an affiliate of GLPI entered into the Rockford Lease. The initial annual rent for the ground lease is $8.0 million, subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term.

In addition to the Rockford Lease, the Company also committed to provide up to $150 million of development funding via the Rockford Loan. Any borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which occurred in late August 2024. As of December 31, 2024, $150 million was advanced and outstanding under the Rockford Loan. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. The Company has a right of first refusal on the building improvements of the Hard Rock Casino Rockford if there is a future decision to sell them.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, an affiliate of GLPI and American Racing entered into the Tioga Downs Lease.

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado, DMG, and Baldini's from Strategic for $105 million, plus an additional $5 million that was funded at closing for reimbursement for capital improvements. Simultaneous with the acquisition, GLPI and affiliates of Strategic entered into the Strategic Gaming Leases.

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Ione Loan
In September 2024, the Company entered into the Ione Loan to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty five years and a maximum term of forty five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission approving the transaction documents, including the long-term lease. As of December 31, 2024, $15.1 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.
The majority of our earnings are the result of revenues we receive from our triple-net master leases with PENN, Boyd, Bally's, Cordish, and Caesars. In addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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

Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
As of December 31, 2024, our portfolio consisted of 68 gaming and related facilities. Our portfolio, including our corporate headquarters building, is comprised of approximately 6,400 acres of land and is broadly diversified by location across 20 states. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

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
Resilient Regional Gaming Characteristics
We believe that the recession resulting from the COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being forced to close during mid-March 2020, the Company collected all contractual rents, inclusive of rent credits, due in 2020. Furthermore, our tenants' results since they have reopened have been strong and in some cases better than prior to COVID-19, due to their increased focus on cost efficiencies and decreasing and/or eliminating lower margin amenities. Although we are unable to predict whether these results will continue, we believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
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
Segment Information

The Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. As such, the Company has one operating segment and one reportable segment. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements by the Chief Executive Officer, who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting).

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,531.5 million and $1,130.7 million, respectively, for the year ended December 31, 2024, compared to $1,440.4 million and $1,068.7 million, respectively, for the year ended December 31, 2023.  The major factors affecting our results for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:

•Total income from real estate was $1,531.5 million and $1,440.4 million for the years ended December 31, 2024 and 2023, respectively. Total income from real estate increased by $91.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash income by $49.0 million. Current year results also benefited by $19.8 million from escalations on our leases. The Company also recognized favorable straight-line and deferred rent adjustments of $16.2 million compared to the corresponding period in the prior year, as well as higher accretion of $5.9 million on its Investment in leases, financing receivables. Finally, the Company had higher ground rent income of $0.3 million.

•Total operating expenses increased by $29.2 million for the year ended December 31, 2024, as compared to the prior year. The reason for the increase was due to an increase in the provision for credit losses, net of $30.8 million related to the initial establishment of reserves on the Tropicana Las Vegas Lease and other leases originated in 2024 as well as a decline in the estimated fair market value of the underlying real estate for our investment in financing receivables which is derived from the Commercial Real Estate Price Index. The Company also had higher general and administrative expenses of $3.1 million from higher stock based compensation charges due to higher valuations on the Company's equity awards and increased franchise taxes and payroll costs. The prior year results benefited from a $2.2 million property transfer tax recovery related to the successful appeal by one of tenants. Partially offsetting these increases was a gain on disposition of properties of $3.8 million due to the lease reassessment on the Tropicana Las Vegas Lease and lower depreciation expense and land right and ground lease expense of $3.2 million in 2024 due to certain assets being fully depreciated.
•Other expenses, net increased by $9.6 million for the year ended December 31, 2024, as compared to the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions, partially offset by an increase in interest income due to higher average interest earning balances in the current year.

•Net income increased by $52.3 million for the year ended December 31, 2024, as compared to the prior year, primarily due to the variances explained above.

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

Leases

As a REIT, the majority of our revenues are derived from rent received from our tenants under long-term triple-net leases. Currently, we have master leases with PENN, Caesars, Bally's, Boyd, Cordish, Strategic, and American Racing. We also have separate single property leases with PENN, Caesars, Boyd, Cordish, Bally's and 815 Entertainment. The accounting guidance under ASC 842 is complex and requires the use of judgments and assumptions by management to determine the proper accounting treatment of a lease. We perform a lease classification test upon the entry into any new tenant lease or lease modification to determine if we will account for the lease as an operating or sales-type lease. The revenue recognition model and thus the presentation of our financial statements is significantly different under operating leases and sales-type leases.

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

Under the sales-type lease model, however, at lease inception we would record an Investment in leases, financing receivables for transactions that are failed sale leasebacks or an Investment in leases, sales type on our Consolidated Balance Sheet rather than recording the actual assets we own. Furthermore, the cash rent we receive from tenants is not recorded as rental revenue, but rather a portion is recorded as interest income using an effective yield and a portion is recorded as a reduction to the Investment in leases, financing receivables or Investment in leases, sales type as applicable. Under ASC 842, for leases with both land and building components, leases may be bifurcated between operating and sales-type leases. To determine if our real estate leases trigger full or partial sales-type lease treatment we conduct the five lease tests outlined in ASC 842 below. If a lease meets any of the five criteria below, it is accounted for as a financing receivable (if the sale lease back is a failed sale leaseback) or a sales-type lease.

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

Investment in Leases, Financing Receivables and Investment in Leases, Sales Type

In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. We have concluded that certain of our leases are required to be accounted for as an Investment in leases - financing receivable on our Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP. For transactions whereby the Company has a lease reconsideration event and the lease meets one of the five criteria mentioned above, the lease is accounted for as an Investment in leases, sales type. During 2024, the Tropicana Las Vegas Lease was reassessed and was accounted for as an Investment in leases - sales type.
Allowance for credit losses
The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables, Investment in leases - sales-type, as well as the Company's real estate loans.
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
Results of Operations

The following are the most important factors and trends that contribute or may contribute to our operating performance:

•We have announced or closed numerous transactions in recent years and expect to continue to grow our portfolio by pursuing opportunities to acquire additional gaming facilities (either existing facilities or new development facilities) to lease to gaming operators under prudent terms.

•Several wholly-owned subsidiaries of PENN lease a substantial number of our properties and account for a significant portion of our revenue.

•The risks related to economic conditions, including stress in the banking sector, high inflation levels and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants as outlined in the long-term triple-net leases with these tenants.

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

•Our leases contain variable rent that resets on varying schedules depending on the lease. The Company's percentage rent which is subject to adjustment was 5.0% of total cash rent in 2024 compared to 5.3% in 2023.

The consolidated results of operations for the years ended December 31, 2024 and 2023 are summarized below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Total revenues	$1,531,546	$1,440,392
Total operating expenses	400,861	371,688
Income from operations	1,130,685	1,068,704
Total other expenses	(320,908)	(311,337)
Income before income taxes	809,777	757,367
Income tax expense	2,129	1,997
Net income	807,648	755,370
Net income attributable to non-controlling interest in the Operating Partnership	(23,028)	(21,087)
Net income attributable to common shareholders	$784,620	$734,283

The Company has omitted the discussion comparing its operating results for the year ended December 31, 2023 to its operating results for the year ended December 31, 2022 from its Annual Report on Form 10-K for the year ended December 31, 2024. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for these disclosures.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income	$807,648	$755,370
(Gains) or losses from dispositions of property, net of tax	(3,790)	(22)
Real estate depreciation	258,219	260,440
Funds from operations	$1,062,077	$1,015,788
Straight-line rent and deferred rent adjustments	(56,102)	(39,881)
Other depreciation	1,933	2,430
Amortization of land rights	13,270	13,554
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	11,229	9,857
Accretion on investment in leases, financing receivables	(28,966)	(23,056)
Non-cash adjustment to financing lease liabilities	473	469
Stock based compensation	24,262	22,873
Losses on debt extinguishment	—	556
Property transfer tax recovery	—	(2,187)
Provision for credit losses, net	37,254	6,461
Capitalized interest	(4,395)	—
Capital maintenance expenditures	(134)	(67)
Adjusted funds from operations	$1,060,901	$1,006,797
Interest, net (2)	317,945	308,090
Income tax expense	2,129	1,997
Capital maintenance expenditures	134	67
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(11,229)	(9,857)
Capitalized interest	4,395	—
Adjusted EBITDA	$1,374,275	$1,307,094

(1)    Such amortization is a non-cash component included in interest, net.
(2)    Amounts exclude the non-cash interest expense gross up related to certain ground leases.

Net income, FFO, AFFO, and Adjusted EBITDA were $807.6 million, $1,062.1 million, $1,060.9 million and $1,374.3 million, respectively, for the year ended December 31, 2024. This compared to net income, FFO, AFFO, and Adjusted EBITDA, of $755.4 million, $1,015.8 million, $1,006.8 million and $1,307.1 million, respectively, for the year ended December 31, 2023. The increase in net income was primarily driven by a $91.2 million increase in income from real estate as explained below. This was partially offset by higher operating expenses of $29.2 million and higher interest expense, net of $9.9 million that are also discussed below. The Company also incurred higher income tax expense of $0.1 million for the year ended December 31, 2024.

The increases in FFO for the year ended December 31, 2024 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2024	2023	Variance	Variance
Rental income	$1,330,620	$1,286,358	$44,262	3.4%
Income from Investment in leases, financing receivables	185,430	152,990	32,440	21.2%
Income from sales type leases	5,004	—	5,004	N/A
Interest income from real estate loans	10,492	1,044	9,448	905.0%
Total income from real estate	$1,531,546	$1,440,392	$91,154	6.3%

Total income from real estate

Total income from real estate increased $91.2 million, or 6.3%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash income by $49.0 million. Current year results also benefited by $19.8 million from escalations on our leases. The Company also recognized favorable straight-line and deferred rent adjustments of $16.2 million compared to the corresponding period in the prior year, as well as higher accretion of $5.9 million on its Investment in leases, financing receivables. Finally, the Company had higher ground rent income of $0.3 million.

Details of the Company's income from real estate for the year ended December 31, 2024 and December 31, 2023 were as follows (in thousands):

Year Ended December 31, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (2)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$213,067	$43,035	$26,110	$—	$282,212	$19,807	$2,281	$—	$304,300
PENN 2023 Master Lease	236,242	—	(482)	—	235,760	21,897	—	—	257,657
Amended Pinnacle Master Lease	244,322	71,256	31,209	—	346,787	7,432	8,281	—	362,500
PENN Morgantown Lease	—	3,138	—	—	3,138	—	—	—	3,138
Caesars Master Lease	64,367	23,729	—	—	88,096	8,505	1,320	—	97,921
Horseshoe St. Louis Lease	23,744	—	—	—	23,744	1,520	—	—	25,264
Boyd Master Lease	81,343	11,785	11,546	—	104,674	2,296	1,729	—	108,699
Boyd Belterra Lease	2,875	1,894	1,963	—	6,732	606	—	—	7,338
Bally's Master Lease	104,768	—	—	—	104,768	—	10,690	—	115,458
Bally's Master Lease II	1,431	—	—	—	1,431	—	211	—	1,642
Maryland Live! Lease	76,313	—	—	—	76,313	—	8,703	14,979	99,995
Pennsylvania Live! Master Lease	50,729	—	—	—	50,729	—	1,241	8,935	60,905
Casino Queen Master Lease	31,662	—	—	—	31,662	150	—	—	31,812
Tropicana Las Vegas Lease	—	12,188	—	—	12,188	—	—	2	12,190
Rockford Lease	—	8,053	—	—	8,053	—	—	2,014	10,067
Rockford Loan	—	—	—	10,055	10,055	—	—	—	10,055
Tioga Downs Lease	13,106	—	—	—	13,106	—	5	2,346	15,457
Strategic Gaming Leases	5,774	—	—	—	5,774	—	247	690	6,711
Ione Loan	—	—	—	437	437	—	—	—	437
Bally's Chicago Lease	—	6,111	—	—	6,111	(6,111)	—	—	—
Total	$1,149,743	$181,189	$70,346	$10,492	$1,411,770	$56,102	$34,708	$28,966	$1,531,546
(2) Includes $0.3 million of tenant improvement allowance amortization for the year ended December 31, 2024

Year Ended December 31, 2023	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight line rent	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$208,889	$43,035	$29,977	$—	$281,901	$(7,610)	$2,304	$—	$276,595
PENN 2023 Master Lease	232,750	—	(312)	—	232,438	25,388	—	—	257,826
Amended Pinnacle Master Lease	239,532	71,256	28,655	—	339,443	7,432	8,255	—	355,130
PENN Morgantown Lease	—	3,092	—	—	3,092	—	—	—	3,092
Caesars Master Lease	63,493	23,729	—	—	87,222	9,378	1,449	—	98,049
Horseshoe St. Louis Lease	23,451	—	—	—	23,451	1,813	—	—	25,264
Boyd Master Lease	79,748	11,786	10,263	—	101,797	2,296	1,729	—	105,822
Boyd Belterra Lease	2,819	1,894	1,889	—	6,602	605	—	—	7,207
Bally's Master Lease	102,438	—	—	—	102,438	—	10,964	—	113,402
Maryland Live! Lease	75,000	—	—	—	75,000	—	8,450	13,503	96,953
Pennsylvania Live! Master Lease	50,000	—	—	—	50,000	—	1,237	8,908	60,145
Casino Queen Master Lease	25,373	—	—	—	25,373	579	—	—	25,952
Tropicana Las Vegas Lease	—	10,555	—	—	10,555	—	—	—	10,555
Rockford Lease	—	2,711	—	—	2,711	—	—	645	3,356
Rockford Loan	—	—	—	1,044	1,044	—	—	—	1,044
Total	$1,103,493	$168,058	$70,472	$1,044	$1,343,067	$39,881	$34,388	$23,056	$1,440,392

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

The Company recognizes earnings on its Investment in leases, financing receivables and Investment in leases, sales type based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on financing leases represent earnings recognized in excess of cash received during the period.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2024	2023	Variance	Variance
Land rights and ground lease expense	$47,674	$48,116	$(442)	(0.9)%
General and administrative	59,571	56,450	3,121	5.5%
Gains from disposition of properties	(3,790)	(22)	(3,768)	17,127.3%
Property transfer tax recovery	—	(2,187)	2,187	(100.0)%
Depreciation	260,152	262,870	(2,718)	(1.0)%
Provision for credit losses, net	37,254	6,461	30,793	476.6%
Total operating expenses	$400,861	$371,688	$29,173	7.8%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense decreased by $0.4 million, or 0.9%, for the year ended December 31, 2024, as compared to the corresponding period in the prior year due to the acquisition of certain land that was previously subject to ground leases.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses increased by $3.1 million, or 5.5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The reason for the increase was due primarily from higher stock based compensation charges due to higher valuations on the Company's equity awards, franchise taxes and payroll costs.

Gains from dispositions of property

Gains from dispositions for the year ended December 31, 2024 was due to the lease reconsideration event for the Tropicana Las Vegas Lease which resulted in the lease being reclassified from an operating lease to a sales type lease. See Note 1 for further discussion.

Property transfer tax recovery

For the year ended December 31, 2023, the Company recorded a property transfer tax recovery of $2.2 million related to a successful appeal initiated by our tenant.

Depreciation expense

Depreciation expense decreased by $2.7 million, or 1.0%, to $260.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the certain assets being fully depreciated.

Provision for credit losses, net

For the year ended December 31, 2024, the Company recorded a $37.3 million provision for credit losses as compared to a $6.5 million provision in the corresponding period in the prior year. The primary reason for the increase was due to the initial establishment of reserves of $23.7 million on the Tropicana Las Vegas Lease which was reclassified from an operating lease to a sales type lease during 2024 and on new leases entered into during 2024. The additional increases in the provision for credit losses was due primarily from a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on long term projections of the Commercial Real Estate Price Index which, as of December 31, 2024, declined relative to the corresponding period in the prior year.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2024	2023	Variance	Variance
Interest expense	$(366,897)	$(323,388)	$(43,509)	13.5%
Interest income	45,989	12,607	33,382	264.8%
Losses on debt extinguishment	—	(556)	556	(100.0)%
Total other expenses	$(320,908)	$(311,337)	$(9,571)	3.1%

Interest expense

For the year ended December 31, 2024, the Company's interest expense increased by $43.5 million as compared to the corresponding period in the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions as well as borrowings to prefund the upcoming $850 million bond maturing in June 2025. See Note 10 for additional information.

Interest income

Interest income for the year ended December 31, 2024 increased by $33.4 million due to higher average interest earning balances in the current year.

Loss on debt extinguishment

The Company redeemed its $500 million, 5.375% Senior Notes that were scheduled to mature in November 2023 during the year ended December 31, 2023. In connection with this transaction, the Company wrote-off deferred issuance costs of $0.6 million.

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

Net cash provided by operating activities was $1,072.8 million and $1,009.4 million during the years ended December 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities of $63.4 million for the year ended December 31, 2024 as compared to the prior year was primarily due to an increase in cash receipts from customers of $68.7 million along with an increase in interest income of $22.5 million, partially offset by increases in cash paid for interest of $20.1 million, cash paid for operating expenses of $4.4 million, cash paid to employees of $1.8 million and cash paid for taxes of $1.7 million. The increase in cash receipts collected from our customers for the year ended December 31, 2024, as compared to the corresponding period in the prior year, was due to the additions to and/or the full year impact of the Bally's Master Lease, the Bally's Master Lease II, the Third Amended and Restated Casino Queen Master Lease, the Pennsylvania Live! Master Lease, the Rockford Lease and Rockford Loan and the Tropicana Lease and as well as escalations incurred on our leases.

Investing activities used net cash of $1,605.9 million and $650.8 million during the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities during the year ended December 31, 2024 consisted primarily of $844.3 million for the acquisition of the real estate assets of Bally's Kansas City and Shreveport properties which were added to the Bally's Master Lease II, for the acquisition of real estate for the Bally's Chicago development project, the Belle landside development project and the real estate assets contained within the Tioga Downs Lease and Strategic Gaming Leases which were accounted for as Investment in leases, financing receivables. The Company had real estate loan originations of $125.2 million, $48.6 million for the demolition funding related to the development project at the Tropicana site, the purchase of zero coupon U.S. Treasury Bills totaling $891.0 million, and capital expenditures equal to $39.7 million, partially offset by the maturity of zero coupon U.S. Treasury Bills totaling $341.0 million and the proceeds from a tax refund related to a previous acquisition of $1.8 million. Net cash used in investing activities during the year ended December 31, 2023 consisted primarily of $412.3 million for the acquisition of the real estate assets of Bally's Tiverton, RI and Hard Rock Biloxi, MS properties (which was net of the $200 million deposit paid in the prior year) which were added to the Bally's Master Lease, $32.7 million and $1.8 million for the acquisition of the real estate assets of the Casino Queen Marquette, IA and two building assets at The Belle, respectively, which were added to the Third Amended and Restated Casino Queen Master Lease, and $7.6 million and $8.7 million for land in Joliet, IL and Aurora, IL, respectively. The Company also incurred capital expenditures equal to $47.4 million for the development project at Hollywood Casino Baton Rouge. The Company also acquired land for $100.2 million associated with the Rockford Lease which was accounted for as an Investment in lease, financing receivables and $40.0 million in fundings for the Rockford Loan.

Financing activities provided net cash of $311.8 million and $86.4 million during the years ended December 31, 2024 and December 31, 2023, respectively. Net cash provided by financing activities for the year ended December 31, 2024 was driven by $1,521.9 million of proceeds from the issuance of long-term debt and $148.2 million of net proceeds from the issuance of common stock. This was offset by repayments of long term debt of $463.6 million, dividend payments of $830.7 million, non-controlling interest distributions of $24.6 million, financing costs of $24.7 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million. Net cash provided by financing activities for the year ended December 31, 2023 was driven by the repayment of long term debt of $585.1 million, dividend payments of $834.0 million, non-controlling interest distributions of $24.1 million, financing costs of $4.0 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $13.4 million. These items were partially offset by $1,077.8 million of proceeds from the issuance of long-term debt and $469.2 million of net proceeds from the issuance of common stock.

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

During the years ended December 31, 2024 and 2023 we spent approximately $0.1 million and $0.1 million respectively, for capital maintenance expenditures. Our tenants are responsible for capital maintenance expenditures at our leased properties. However, during the years ended December 31, 2024 and 2023, we incurred $39.6 million and $47.4 million, respectively, on capital project expenditures primarily related to landside development projects at Hollywood Casino Baton Rouge and the Belle of Baron Rouge.

As described in Note 11, the Company has various funding commitments over the next several years with PENN, and Bally's to develop new casino projects or enhance existing facilities leased by these tenants. The exact amounts and timing of these commitments can not be precisely determined, however the Company expects to fund up to $575 million to develop or enhance facilities leased to PENN under the PENN 2023 Master Lease, consisting of $225 million for the relocation of PENN's riverboat in Aurora, Illinois at a 7.75% cap rate and, if requested by PENN, up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of hotels at Hollywood Casino Columbus and a second hotel tower at the M Resort Spa Casino at then current market rates if the funding is requested by PENN. The Company has agreed to fund up to $150 million of hard construction hard costs, if requested by PENN on or prior to March 31, 2029 for a potential redevelopment of Ameristar Casino Council Bluffs. The Company intends to fund construction hard costs of up to $940 million for Bally's Chicago which is expected to occur through December 2026. Additionally, the Company has committed up to $175 million of funding for hard construction costs related to the development of a potential casino resort redevelopment envisioned at the Tropicana Site where the Stadium is intended to be constructed for the Athletics. The Company has committed to provide up to approximately $111 million of funding (of which $35.1 million was funded as of December 31, 2024) for a landside move and hotel renovation of The Belle. The Company has also committed funding for certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $16.5 million. Finally, the Company entered into the Ione Loan which is a $110 million commitment (of which $15.1 million was funded as of December 31, 2024).

Debt

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026. The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under the Initial Revolving Credit Facility and our Term Loan Credit Agreement. GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI.

On September 2, 2022, GLP Capital entered into an amendment No. 1 (the "Amendment") to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by the Amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

On December 2, 2024, GLP Capital entered into Amendment No.2 (the “Second Amendment"; the Amended Credit Agreement, as amended by the Second Amendment, the "Second Amended Credit Agreement”) to the Amended Credit Agreement. Pursuant to the Second Amended Credit Agreement, revolving commitments were increased from $1.75 billion to $2.09 billion and the maturity date of revolving loans and commitments were extended to December 2, 2028.

The amendment also provides GLP with the right to elect to re-allocate up to $1.04 billion in existing revolving commitments under the Second Amended Credit Agreement to one or more new revolving credit facilities (“Amended Bridge Revolving Facility” and, collectively, the "Amended Bridge Revolving Facilities"). Loans under any Amended Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under any Amended Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility.

Amended Bridge Revolving Facilities are intended to be used solely to fund cash distributions to third-party contributors in connection with their contribution of one or more properties to GLP. GLP’s ability to borrow under any Amended Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP’s financial covenants, as well as the receipt by the Agent of a satisfactory conditional guarantee of the loans under the applicable Amended Bridge Revolving Facility by the applicable contributor or its affiliate, subject to the prior enforcement of all remedies against GLP Capital, GLPI and other applicable sources other than such guarantor. Loans under the Amended Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At December 31, 2024, $332.5 million was outstanding under the Second Amended Credit Agreement. Additionally, at December 31, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Second Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,757.2 million of available borrowing capacity under the Second Amended Credit Agreement as of December 31, 2024.

The interest rates payable on the loans borrowed under the Second Amended Credit Agreement are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Second Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Second Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Second Amended Credit Agreement is not subject to amortization except with respect to any Amended Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Second Amended Credit Agreement prior to maturity except as set forth above with respect to the Amended Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Second Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans or revolving commitments, and outstanding bridge revolving loans shall not exceed $3.5 billion outstanding under the Second Amended Credit Agreement. There is currently no commitment in respect of such incremental loans and commitments.

Certain Covenants and Events of Default

The Second Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Second Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Second Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Second Amended Credit Agreement will enable the lenders under the Second Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2024, the Company was in compliance with all required financial covenants under the Second Amended Credit Agreement.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at December 31, 2024 was 5.68%.

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is not required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders, and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminated on August 31, 2023.

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At December 31, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

Senior Unsecured Notes

    At December 31, 2024, the Company had $6,875.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

During the year ended December 31, 2024, the Company redeemed its $400 million 3.350% senior unsecured notes due September 2024.

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
The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Second Amended Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.
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

GLPI owns all of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".

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

At December 31, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Second Amended Credit Agreement of $2.09 billion and our ability to raise equity proceeds, will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of December 31, 2024, the Company had $34.2 million remaining for issuance under the 2022 ATM Program. Once the 2022 ATM Program is exhausted, the Company would expect to enter into a new program.

We expect the majority of our future growth to come from acquisitions of gaming and other properties to lease to third parties. If we consummate significant acquisitions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program and future ATM Programs that we would expect to enter into once the 2022 ATM Program is fully utilized), issuance of additional OP Units, and/or debt offerings. In addition, the Company intends to redeem its 5.250% Notes which are due in June 2025. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $7,807.7 million at December 31, 2024. Furthermore, $6,875.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 1, 2025 to September 15, 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2024 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at December 31, 2024.

	1/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	Thereafter	Total	Fair Value at 12/31/2024
	(in thousands)
Long-term debt:
Fixed rate	$850,000	$975,000	$—	$500,000	$750,000	$3,800,000	$6,875,000	$6,665,565
Average interest rate	5.25%	5.38%	—%	5.75%	5.30%	4.71%

Variable rate	$—	$—	$600,000	$332,455	$—	$—	$932,455	$932,455
Average interest rate (1)	—%	—%	5.25%	5.25%	—%	—%

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Lease Classification - See Note 12 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company performs a lease classification test upon the entry into any new tenant lease or amendment or modification of an existing tenant lease to determine if the lease will be accounted for as an operating lease, sales-type lease, or direct financing lease. The accounting guidance under ASC 842 is complex and requires the use of judgements and assumptions by management to determine the proper accounting treatment of a lease. The lease classification tests require subjective judgments, such as the fair value of the underlying leased assets, the residual value of the assets at the end of the lease term and determining the likelihood a tenant will exercise renewal options in order to determine the lease term.

Given the significant judgements made by management to determine the lease classification, we performed audit procedures to assess the reasonableness of such judgments, which required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgements surrounding the determination of the inputs and assumptions used in the lease classification test for any new, modified, or amended lease included the following, among others:
•We tested the design and operating effectiveness of relevant controls, including management’s review and approval of the underlying key inputs and assumptions.
•We evaluated the significant judgements and assumptions made by management in determining the lease classification by:
◦Engaging fair value specialists to evaluate the reasonableness of management's valuation and allocation methodology and related inputs and assumptions to determine fair value, residual value of the leased assets and purchase price allocation of the assets acquired.
◦Testing the mathematical accuracy of the calculations and comparing the key inputs used in the estimate to external market sources.
◦Evaluating the significance of leased assets to tenant's operations and the Company’s historical pattern of tenant lease amendments and modifications to assess the lease term.

◦Reviewing lease agreements to examine material lease terms and provisions considered by management in their analysis.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 20, 2025

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023

Assets
Real estate investments, net	$8,148,719	$8,168,792
Investment in leases, financing receivables, net	2,333,114	2,023,606
Investment in leases, sales-type, net	254,821	—
Real estate loans, net	160,590	39,036
Right-of-use assets and land rights, net	1,091,783	835,524
Cash and cash equivalents	462,632	683,983
Held to maturity investment securities	560,832	—
Other assets	63,458	55,717
Total assets	$13,075,949	$11,806,658

Liabilities
Accounts payable and accrued expenses	$5,802	$7,011
Accrued interest	105,752	83,112
Accrued salaries and wages	7,154	7,452
Operating lease liabilities	244,973	196,853
Financing lease liabilities	60,788	54,261
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	7,735,877	6,627,550
Deferred rental revenue	228,508	284,893
Other liabilities	41,571	36,572
Total liabilities	8,430,425	7,297,704

Commitments and Contingencies (Note 11)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 274,422,549 and 270,922,719 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	2,744	2,709
Additional paid-in capital	6,209,827	6,052,109
Accumulated deficit	(1,944,009)	(1,897,913)
Total equity attributable to Gaming and Leisure Properties	4,268,562	4,156,905
Non-controlling interests in GLPI's Operating Partnership (8,224,939 units and 7,653,326 units outstanding at December 31, 2024 and December 31, 2023, respectively	376,962	352,049
Total equity	4,645,524	4,508,954
Total liabilities and equity	$13,075,949	$11,806,658

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Year ended December 31,	2024	2023	2022

Revenues
Rental income	$1,330,620	$1,286,358	$1,173,376
Income from investment in leases, financing receivables	185,430	152,990	138,309
Income from sales type lease	5,004	—	—
Interest income from real estate loans	10,492	1,044	—
Total income from real estate	1,531,546	1,440,392	1,311,685

Operating expenses
Land rights and ground lease expense	47,674	48,116	49,048
General and administrative	59,571	56,450	51,319
Gains from dispositions of property	(3,790)	(22)	(67,481)
Property transfer tax recovery and impairment charge	—	(2,187)	3,298
Depreciation	260,152	262,870	238,688
Provision for credit losses, net	37,254	6,461	6,898
Total operating expenses	400,861	371,688	281,770
Income from operations	1,130,685	1,068,704	1,029,915

Other income (expenses)
Interest expense	(366,897)	(323,388)	(309,291)
Interest income	45,989	12,607	1,905
Losses on debt extinguishment	—	(556)	(2,189)
Total other expenses	(320,908)	(311,337)	(309,575)

Income before income taxes	809,777	757,367	720,340
Income tax expense	2,129	1,997	17,055
Net income	$807,648	$755,370	$703,285
Net income attributable to non-controlling interest in the Operating Partnership	(23,028)	(21,087)	(18,632)
Net income attributable to common shareholders	$784,620	$734,283	$684,653

Earnings per common share:
Basic earnings attributable to common shareholders	$2.87	$2.78	$2.71
Diluted earnings attributable to common shareholders	$2.87	$2.77	$2.70

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2021	247,206,937	$2,472	$4,953,943	$(1,771,402)	205,127	$3,390,140
Issuance of common stock, net of costs	13,141,499	131	611,125	—	—	611,256
Restricted stock activity	378,594	4	8,499	—	—	8,503
Dividends paid ($2.805 per common share)	—	—	—	(711,467)	—	(711,467)
Issuance of operating partnership units	—	—	—	—	137,043	137,043
Distributions to non-controlling interest	—	—	—	—	(20,664)	(20,664)
Net income	—	—	—	684,653	18,632	703,285
Balance, December 31, 2022	260,727,030	2,607	5,573,567	(1,798,216)	340,138	4,118,096
Issuance of common stock, net of costs	9,817,430	98	469,115	—	—	469,213
Restricted stock activity	378,259	4	9,427	—	—	9,431
Dividends paid ($3.150 per common share)	—	—	—	(833,980)	—	(833,980)
Issuance of operating partnership units	—	—	—	—	14,931	14,931
Distributions to non-controlling interest	—	—	—	—	(24,107)	(24,107)
Net income	—	—	—	734,283	21,087	755,370
Balance, December 31, 2023	270,922,719	2,709	6,052,109	(1,897,913)	352,049	4,508,954
Issuance of common stock, net of costs	3,072,137	31	148,185	—	—	148,216
Restricted stock activity	427,693	4	9,533	—	—	9,537
Dividends paid ($3.040 per common share)	—	—	—	(830,716)	—	(830,716)
Issuance of operating partnership units	—	—	—	—	26,471	26,471
Distributions to non-controlling interest	—	—	—	—	(24,586)	(24,586)
Net income	—	—	—	784,620	23,028	807,648
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	$376,962	$4,645,524

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2024	2023	2022
Operating activities
Net income	$807,648	$755,370	$703,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,422	276,424	254,547
Amortization of debt issuance costs, premiums and discounts	11,229	9,857	9,975
Accretion on financing receivables and adjustments to lease liabilities	(28,493)	(22,587)	(18,959)
Net accretion on held to maturity investment securities	(10,837)	—	—
Gains on dispositions of property	(3,790)	(22)	(67,481)
Stock-based compensation	24,262	22,873	20,427
Straight line rent and deferred rent adjustments	(56,102)	(39,881)	(4,294)
Impairment charges and losses on debt extinguishment	—	556	5,487
Provision for credit losses, net	37,254	6,461	6,898
Change in operating assets and liabilities
Other assets	(10,198)	(7,947)	11,777
Accounts payable, accrued expenses, accrued salaries and wages	(1,391)	1,222	(251)
Accrued interest	22,640	815	10,487
Other liabilities	7,126	6,231	(11,772)
Net cash provided by operating activities	1,072,770	1,009,372	920,126
Investing activities
Capital project expenditures	(39,554)	(47,370)	(23,865)
Capital maintenance expenditures	(134)	(67)	(159)
Proceeds from assets held for sale	—	—	148,709
Return of contingent consideration from previous acquisition	1,798	—	—
Acquisition of real estate assets and deposit payments	(640,863)	(463,186)	(350,126)
Fundings under the Tropicana Las Vegas Lease	(48,550)	—	—
Originations of real estate loans	(125,160)	(40,000)	—
Investment in leases, financing receivables	(203,486)	(100,202)	(129,047)
Maturities of held to maturity investment securities	340,975	—	—
Acquisition of held to maturity investment securities	(890,970)	—	—
Net cash used in investing activities	(1,605,944)	(650,825)	(354,488)
Financing activities
Dividends paid	(830,716)	(833,980)	(770,858)
Non-controlling interest distributions	(24,586)	(24,107)	(20,664)
Taxes paid related to shares withheld for taxes on stock award vestings	(14,726)	(13,442)	(11,924)
Proceeds from issuance of common stock, net	148,216	469,213	611,256
Proceeds from issuance of long-term debt, net of senior note discounts	1,521,939	1,077,784	424,000
Financing costs and costs paid on tender of senior unsecured notes	(24,685)	(3,966)	(11,907)
Repayments of long-term debt	(463,619)	(585,149)	(1,271,053)
Net cash provided by (used in) financing activities	311,823	86,353	(1,051,150)
Net increase in cash and cash equivalents	(221,351)	444,900	(485,512)
Cash and cash equivalents at beginning of period	683,983	239,083	724,595
Cash and cash equivalents at end of period	$462,632	$683,983	$239,083

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

The Company elected on its United States ("U.S.") federal income tax return for its taxable year that began on January 1, 2014 to be treated as a REIT and GLPI, together with its former indirect wholly-owned subsidiary, GLP Holdings, Inc., jointly elected to treat each of GLP Holdings, Inc., Louisiana Casino Cruises, Inc. (d/b/a Hollywood Casino Baton Rouge) and Penn Cecil Maryland, Inc. (d/b/a Hollywood Casino Perryville) as a "taxable REIT subsidiary" ("TRS") effective on the first day of the first taxable year of GLPI as a REIT. In connection with the Spin-Off, PENN allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the consummation of the Spin-Off between PENN and GLPI. In connection with its election to be taxed as a REIT for U.S. federal income tax purposes, GLPI declared a special dividend to its shareholders to distribute any accumulated earnings and profits relating to the real property assets and attributable to any pre-REIT years, including any earnings and profits allocated to GLPI in connection with the Spin-Off, to comply with certain REIT qualification requirements.

On July 1, 2021, the Company sold the operations of Hollywood Casino Perryville to PENN and leased the real estate to PENN pursuant to a standalone lease. On December 17, 2021, the Company sold the operations of Hollywood Casino Baton Rouge to The Queen Casino & Entertainment Inc., formerly known as CQ Holding Company ("Casino Queen") and leased the real estate to Casino Queen pursuant to the Second Amended and Restated Casino Queen Master Lease as described below. On December 17, 2021, GLPI declared a special dividend to the Company's shareholders to distribute the accumulated earnings and profits attributable to these sales. In 2021, subsequent to the sale of the operations of the TRS Properties, GLP Holdings, Inc. was merged into GLP Capital, L.P., the operating partnership of GLPI ("GLP Capital"). On February 7, 2025, Bally's Corporation (NYSE: BALY) ("Bally's") completed its merger transactions with Standard General L.P. ("Standard General") and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.

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
As partial consideration for the transactions with The Cordish Companies ("Cordish") described below, GLP Capital issued 7,366,683 newly-issued operating partnership units ("OP Units") to affiliates of Cordish. OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. Such issuance of OP Units to Cordish in exchange for its contribution of certain real property assets resulted in GLP Capital becoming treated as a partnership for income tax purposes, with GLPI being deemed to contribute substantially all of the assets and liabilities of GLP Capital in exchange for the general partnership and a majority of the limited partnership interests, and a minority limited partnership interest being owned by Cordish (the "UPREIT Transaction"). In advance of the UPREIT Transaction, the Company, together with GLP Financing II, Inc., jointly elected for GLP Financing II, Inc. to be treated as a TRS effective December 23, 2021. On January 3, 2023, the Company issued 286,643 OP Units to affiliates of Bally's in connection with its acquisition of Bally's Hard Rock Hotel & Casino Biloxi ("Bally's Biloxi") and Bally's Tiverton Casino & Hotel ("Bally's Tiverton"). On December 16, 2024, the Company issued 137,309 OP Units in connection with its acquisition of Bally's Kansas City Casino ("Bally's Kansas City") and Bally's Shreveport Casino & Hotel ("Bally's Shreveport'). There were 8,224,939 OP Units outstanding as of December 31, 2024.

GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. As of December 31, 2024, GLPI’s portfolio consisted of interests in 68 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's (including Casino Queen) and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,400 acres and lease approximately 1,000 acres. As of December 31, 2024, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire additional gaming facilities to lease to gaming operators under prudent terms.

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

Third Amended and Restated Caesars Master Lease

On October 1, 2018, the Company closed its previously announced transaction to acquire certain real property assets from Tropicana Entertainment Inc. ("Tropicana") and certain of its affiliates pursuant to a Purchase and Sale Agreement dated April 15, 2018 between Tropicana and GLP Capital, which was subsequently amended on October 1, 2018 (as amended, the "Amended Real Estate Purchase Agreement"). Pursuant to the terms of the Amended Real Estate Purchase Agreement, the Company acquired the real estate assets of Tropicana Atlantic City, Bally's Evansville, Tropicana Laughlin, Trop Casino Greenville and the Belle of Baton Rouge ("The Belle") (the "GLP Assets") from Tropicana for an aggregate cash purchase price of $964.0 million, exclusive of transaction fees and taxes (the "Tropicana Acquisition"). Concurrent with the Tropicana Acquisition, Eldorado Resorts, Inc. (now doing business as Caesars) acquired the operating assets of these properties from Tropicana pursuant to an Agreement and Plan of Merger dated April 15, 2018 by and among Tropicana, GLP Capital, Caesars and a wholly-owned subsidiary of Caesars and leased the GLP Assets from the Company pursuant to the terms of a new unitary triple-net master lease with an initial term of 15 years, with no purchase option, followed by four successive 5-year renewal periods (exercisable by the tenant) on the same terms and conditions (the "Caesars Master Lease").

On June 15, 2020, the Company amended and restated the Caesars Master Lease (as amended, the "Amended and Restated Caesars Master Lease") to, (i) extend the initial term of 15 years to 20 years, with renewals of up to an additional 20 years at the option of Caesars, (ii) remove the variable rent component in its entirety commencing with the third lease year, (iii) in the third lease year, increase annual land base rent and annual building base rent, (iv) provide fixed escalation percentages that delay the escalation of building base rent until the commencement of the fifth lease year with building base rent increasing annually by 1.25% in the fifth and sixth lease years, 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter, (v) subject to the satisfaction of certain conditions, permit Caesars to elect to replace the Bally's Evansville and/or Trop Casino Greenville properties under the Amended and Restated Caesars Master Lease with one or more of Caesars Gaming Scioto Downs, The Row in Reno, Isle Casino Racing Pompano Park, Isle Casino Hotel – Black Hawk, Lady Luck Casino – Black Hawk, Isle Casino Waterloo ("Waterloo"), Isle Casino Bettendorf ("Bettendorf") or Isle of Capri Casino Boonville, provided that the aggregate value of such new property, individually or collectively, was at least equal to the value of Bally's Evansville or Trop Casino Greenville, as applicable, (vi) permit Caesars to elect to sell its interest in Belle of Baton Rouge and sever it from the Amended and Restated Caesars Master Lease (with no change to the rent obligation to the Company), subject to the satisfaction of certain conditions, and (vii) provide certain relief under the operating, capital expenditure and financial covenants thereunder in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. The effectiveness of the Amended and Restated Caesars Master Lease was subject to the review and approval of certain gaming regulatory agencies and the expiration of applicable gaming regulatory advance notice periods which conditions were satisfied on July 23, 2020.

On December 18, 2020, the Company and Caesars amended and restated the Amended and Restated Caesars Master Lease (as amended and restated, the "Second Amended and Restated Caesars Master Lease") in connection with the completion of an Exchange Agreement (the "Exchange Agreement") with subsidiaries of Caesars in which Caesars transferred to the Company the real estate assets of Waterloo and Bettendorf in exchange for the transfer by the Company to Caesars of the real property assets of Bally's Evansville, plus a cash payment of $5.7 million. In connection with the Exchange Agreement, the annual building base rent and the annual land base rent were increased.

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

Bally's Master Lease, Bally's Chicago Land Lease and Bally's Master Lease II and the Third Amended and Restated Casino Queen Master Lease

On June 3, 2021, the Company completed its previously announced transaction pursuant to which a subsidiary of Bally's acquired 100% of the equity interests in the Caesars subsidiary that currently operates Bally's Evansville and the Company reacquired the real property assets of Bally's Evansville from Caesars for a cash purchase price of approximately $340.0 million. In addition, the Company purchased the real estate assets of Dover Downs Hotel & Casino (now Bally's Dover Casino Resort) from Bally's for a cash purchase price of approximately $144.0 million. The real estate assets of these two facilities were added to a new triple net master lease (the "Bally's Master Lease") the annual rent of which is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company completed the acquisitions of the real estate assets of Bally's Casino Black Hawk ("Bally's Black Hawk") and Bally's Quad Cities on April 1, 2022 and Bally's Biloxi and Bally's Tiverton on January 3, 2023. The Bally's Master Lease was amended to add these properties with annual rent increases that are subject to the escalation clauses described above.

In connection with GLPI’s commitment to consummate the Bally’s Biloxi and Bally's Tiverton acquisitions, the Company also agreed to pre-fund, at Bally’s election, a deposit of up to $200.0 million, which was funded in September 2022. This amount was credited to GLPI along with a $9.0 million transaction fee payable at closing which occurred on January 3, 2023. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735.0 million and additional rent of $58.8 million. The Company has been also granted a call right to acquire the property, subject only to regulatory approval, beginning on October 1, 2026 at the same terms.

On July 12, 2024, the Company announced that it entered into a binding term sheet with Bally’s pursuant to which the Company would to acquire the real property assets of Bally’s Kansas City and Bally’s Shreveport Casino as well as the land under Bally’s planned permanent Chicago casino site, and fund the construction of certain real property improvements of the Bally’s Chicago Casino Resort (“Bally’s Chicago”) for aggregate consideration of approximately $1.585 billion. The term sheet represents a binding agreement between the Company and Bally's unless or until superseded by long-form definitive documents reflecting mutually agreed transaction terms and conditions in further detail.

The Company intends to fund construction hard costs of up to $940.0 million for Bally's Chicago, with the remainder to be funded by Bally’s with the sale leaseback proceeds related to Bally’s Kansas City and Bally’s Shreveport along with other funding sources such as Bally’s Chicago’s planned initial public offering and cash flows from operations. Funding is expected to occur through December 2026. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made. As of December 31, 2024, no construction hard costs have been funded by the Company. The contemplated transactions are subject to several conditions as well as certain third-party consents and regulatory approvals.

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

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of approximately $395 million, which consisted of 137,309 OP units valued at $6.8 million and $388.6 million of cash of which $332.5 million was funded on the Company's revolving credit facility with the remainder paid with cash on hand. The two properties are in a new triple net master lease that is cross-defaulted with the existing Bally’s Master Lease with the initial annual cash rent pursuant to the agreement for the two new properties of $32.2 million (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.

On November 25, 2020, the Company entered into a definitive agreement to sell the operations of its Hollywood Casino Baton Rouge to Casino Queen for $28.2 million (the "HCBR transaction"). The HCBR transaction closed on December 17, 2021. The Company retained ownership of all real estate assets at Hollywood Casino Baton Rouge and simultaneously entered into the Second Amended and Restated Casino Queen Master Lease. The lease has an initial term of 15 years with four 5 year renewal options exercisable by the tenant on the same terms and conditions. See Note 12 for a discussion regarding such renewal options. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25% then rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent under the Second Amended and Restated Casino Queen Master Lease was adjusted upon opening to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company then entered into an amendment to the Second Amended and Restated Casino Queen Master Lease in connection with the acquisition of the land and certain improvements at Casino Queen Marquette for $32.72 million on September 6, 2023. The annual rent on the Second Amended and Restated Casino Queen Master Lease was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $16.5 million. The rent will be adjusted to reflect a yield of 8.25% for the funded project costs. The Company entered into the Third Amended and Restated Casino Queen Master Lease on November 13, 2023.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project (of which $35.1 million has been funded as of December 31, 2024, which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024 and rent will be deferred until the facility is ready for its intended use.

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

In late August 2024, the Company funded $48.5 million to Bally's that was used to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event. The lease is now classified as a sales type lease which resulted in a $3.8 million gain that was recorded in gains from dispositions of property on the Consolidated Statement of Operations for the year ended December 31, 2024.

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

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 6, 2021, the Company announced that it agreed to acquire the real property assets of Live! Casino & Hotel Maryland, Live! Casino & Hotel Philadelphia, and Live! Casino Pittsburgh, including applicable long-term ground leases, from affiliates of Cordish for aggregate consideration of approximately $1.81 billion, excluding transaction costs at deal announcement. The transaction also includes a binding partnership on future Cordish casino developments, as well as potential financing partnerships between the Company and Cordish in other areas of Cordish's portfolio of real estate and operating businesses. On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset triple net lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh for $689 million and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease both have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. The annual rent for both leases has a 1.75% fixed yearly escalator on the entirety of rent commencing on the leases' second anniversary.

Rockford Lease and Rockford Loan

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

In addition to the Rockford Lease, the Company has also committed to providing up to $150 million of development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan will be subject to an interest rate of 10%. The Rockford Loan has a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Rockford Loan is prepayable without penalty following the opening of the Hard Rock Casino in Rockford, IL, which occurred in late August 2024. The Rockford Loan advances are subject to typical construction lending terms and conditions. As of December 31, 2024, $150.0 million was advanced and outstanding under the Rockford Loan. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026 subject to a 6 month extension. The Company has a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, NY from American Racing for $175.0 million. Simultaneous with the acquisition, an affiliate of GLPI and American Racing entered into a triple-net lease agreement for an initial 30 year term followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months (exercisable by the tenant). The initial annual rent is $14.5 million and is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term (the "Tioga Downs Lease").

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic for $105 million, plus an additional $5 million that was funded at closing to reimburse Strategic for capital improvements. Simultaneous with the acquisition, GLPI Capital and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with two ten-year renewal periods (exercisable by the tenant). The initial aggregate annual cash rent for the new leases is $9.2 million and is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5% (the "Strategic Gaming Leases").

As part of the transaction, the Company also secured a right of first refusal on the real estate related to future acquisitions until Strategic's adjusted EBITDAR related to GLPI's owned assets reaches $40 million annualized.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians ("Ione") (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission approving the transaction documents, including the long-term lease. As of December 31, 2024, $15.1 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

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
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. The Company records the acquisition of real estate assets at fair value, including acquisition and closing costs. The cost of properties developed by the Company include costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 5 years to 31 years.
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
Investment in Leases - Financing receivables and Investment in Leases - Sales Type
In accordance with ASC 842 - Leases ("ASC 842"), for transactions in which the Company enters into a contract to acquire an asset and leases it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to the Company. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 "Receivables". The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases - sales type under ASC 842. The Company recognizes interest income on Investment in leases - financing receivables under the effective yield method. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. Certain of the Company's leases were required to be accounted for as Investment in leases - financing receivable on the Consolidated Balance Sheets in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of each of the leases.
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
Held to maturity investment securities
In February 2024, the Company purchased zero coupon United States Treasury Bills of approximately $341 million which matured in August 2024 for $350 million. In August 2024, the Company purchased zero coupon United States Treasury Bills of approximately $550 million which matured in January 2025 for $563 million. The Company classified these debt securities as held to maturity in accordance with ASC 320, Investments-Debt Securities since these are fixed income investments that the Company has the intent and ability to hold until maturity. The securities are recorded at amortized cost on the Consolidated Balance Sheet which approximated their fair value.
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

Revenue Recognition

The Company accounts for our investments in leases under ASC 842. Upon lease inception or lease modification, we assess lease classification to determine whether the lease should be classified as a sales-type, direct financing or operating lease. As required by ASC 842, we separately assess the land and building components of the property to determine the classification of each component. If the lease component is determined to be a sales-type lease or direct financing lease, we record a net investment in the lease, which is equal to the sum of the lease receivable and the unguaranteed residual asset, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered selling profit or loss and is either recognized at lease inception or the lease reassessment date or deferred and recognized over the life of the lease, depending on the classification of the lease. Since we purchase properties and simultaneously enter into new leases directly with the tenants, the net investment in the lease is generally equal to the purchase price of the asset, and, due to the long term nature of our leases, the land and building components of an investment generally have the same lease classification.

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
Allowance for Credit Losses

The Company follows ASC 326 “Credit Losses” (“ASC 326”), which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables, net, Investment in leases, sales type, net, as well as real estate loans.

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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our investments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant or borrower. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants and borrowers are current on all of their obligations as of December 31, 2024 and December 31, 2023.

The CECL allowance is recorded as a reduction to our net Investments in leases - financing receivables, Investment in leases - sales type and real estate loans, on our Consolidated Balance Sheets. We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the provision for credit losses, net, in the Consolidated Statement of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, the Company will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. See Note 7 for further information.

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
ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not have any uncertain tax positions for the three years ended December 31, 2024.
The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the Consolidated Balance Sheets. If and when they occur, the Company will classify any income tax-related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the Consolidated Statements of Income. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no penalties and interest, net of deferred income taxes.
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

Segment Information

The Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. As such, the Company has one reportable segment. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements, by the Company's chief executive officer who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). See Note 18 for further information.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. As of December 31, 2024, substantially all of the Company's real estate properties were leased to PENN, Cordish, Caesars, Bally's and Boyd. During the year ended December 31, 2024, approximately 61%, 11%, 11%, 8% and 8% of the Company's collective income from real estate was derived from tenant leases with PENN, Cordish, Bally's (including Casino Queen), Caesars and Boyd, respectively. PENN, Caesars, Bally's and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to PENN, Caesars, Bally's and Boyd respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2024, the Company's portfolio of 68 properties is diversified by location across 20 states.
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, Investment in leases, financing receivables, Investment in leases, sales type and real estate loans. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.

3.    New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" will require all public business entities to disclose in the notes to their financial statements the following items; disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed here. ASU 2024-03 will also require a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact this statement will have on the Company's financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting" - Improvements to Reportable Segment Disclosures." ASU 2023-07 improves disclosure about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to all public entities, even those with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements and disclosures.

4.    Real Estate Investments

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans, investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 7, respectively) and is summarized as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Land and improvements	$3,583,793	$3,559,851
Building and improvements	6,962,126	6,787,464
Construction in progress	39,542	—
Total real estate investments	10,585,461	10,347,315
Less accumulated depreciation	(2,436,742)	(2,178,523)
Real estate investments, net	$8,148,719	$8,168,792

The Land and improvements change from year end represents the acquisition of the land for the Bally's development project in Chicago, Illinois which is partially offset by the reclassification of the Tropicana Las Vegas Lease to a sales type lease from an operating lease due to the reconsideration event from the change in rent terms for the demolition funding provided by GLPI. The Company also acquired certain real estate assets of Bally's Kansas City and Bally's Shreveport in 2024. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5. Real estate loans, net

    As discussed in Note 1, the Company entered into the Rockford Loan during the year ended December 31, 2023 and the entire $150 million commitment was drawn as of December 31, 2024. The Rockford Loan has a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). The Company also entered into the Ione Loan for up to $110.0 million, of which $15.1 million was drawn as of December 31, 2024. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6 month extension. The following is a summary of the balances of the Company's Real estate loans, net.

	December 31, 2024	December 31, 2023
	(in thousands)	(in thousands)
Real estate loans	$165,160	$40,000
Less: Allowance for credit losses	(4,570)	(964)
Real estate loans, net	$160,590	$39,036

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Total
Balance at December 31, 2022	$—	$—	$—
Change in allowance	(964)	—	(964)
Balance at December 31, 2023	(964)	—	(964)
Change in allowance	(3,523)	(83)	(3,606)
Ending balance at December 31, 2024	$(4,487)	$(83)	$(4,570)

The real estate loans are subject to CECL, which is described in Note 7. The Company recorded a provision for credit losses of $3.6 million and $1.0 million for the year ended December 31, 2024 and December 31, 2023, respectively on the Company's real estate loans. Additionally, the Company recorded a benefit of $2.1 million and a provision of $2.6 million for the year ended December 31, 2024 and December 31, 2023 on unfunded loan commitments. The reserve for the unfunded loan commitment is recorded in other liabilities on the Consolidated Balance Sheets and totaled $0.5 million and $2.6 million at December 31, 2024 and December 31, 2023, respectively. The Company's borrowers are current on their loan obligation as of December 31, 2024.

6.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

As discussed in Note 1, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport for total consideration of approximately $395 million and the properties were leased back to Bally's subject to the terms of the Bally's Master Lease II. The Company paid cash of $388.6 million and issued 137,309 OP Units valued at $6.8 million. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land rights	$221,189
Land improvements	1,130
Building and improvements	173,170
Total purchase price	$395,489

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

Investment in leases, financing receivables	$116,217
Financing lease liabilities	(6,054)
Total purchase price	$110,163
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

At closing, the Company was credited its previously funded $200 million deposit as well as a $9.0 million transaction fee that was recorded against the purchase price. The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Lincoln prior to December 31, 2026 for a purchase price of $735.0 million and additional annual rent of $58.8 million. The Company has also been granted a call right to acquire the property, subject only to regulatory approval, beginning on October 1, 2026.

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL from an affiliate of 815 Entertainment, LLC. The facility opened in late August 2024 and is managed by Hard Rock. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price was allocated to Investment in leases, financing receivables in the amount of $100.2 million.

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

7. Investment in leases, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks due to the leases significant initial lease terms. Additionally, as described in Note 1, the Company reassessed the Tropicana Las Vegas Lease during 2024 which results in the lease being classified as a sales type lease. The following is a summary of the balances of the Company's investment in leases, financing receivables and investment in leases, sales type (in thousands).

	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$708,456	$9,806,998	$—	$9,088,298
Estimated residual values of lease property (unguaranteed)	278,500	1,276,674	—	1,041,087
Total	986,956	11,083,672	—	10,129,385
Less: Unearned income	(708,454)	(8,716,493)	—	(8,083,808)
Less: Allowance for credit losses	(23,681)	(34,065)	—	(21,971)
Investment in leases - net	$254,821	$2,333,114	$—	$2,023,606

The present value of the net investment in the lease payment receivable and unguaranteed residual value at December 31, 2024 was $2,290.0 million and $77.1 million compared to $1,991.4 million and $54.2 million at December 31, 2023 for the Company's Investment in leases, financing receivables. The present value of the net investment in lease payment receivable and unguaranteed residual value at December 31, 2024 was $256.7 million and $21.8 million for the Company's Investment in leases, sales type.

At December 31, 2024, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments- Sales Type	Future Minimum Lease Payments for Investment in leases, financing receivables
2025	$14,837	$164,103
2026	14,837	166,917
2027	14,837	169,858
2028	14,837	172,851
2029	14,837	175,897
Thereafter	634,271	8,957,372
Total	$708,456	$9,806,998

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2022	Initial allowance from current period investments	Current period change in credit allowance	Ending Balance at December 31, 2023	Initial allowance from current period investments	Current period change in credit allowance	Balance at December 31, 2024
Maryland Live Lease	$4,095	$—	$1,566	$5,661	$—	$3,071	$8,732
PA Live Master Lease	15,029	—	(1,393)	13,636	—	4,835	18,471
Rockford Lease	—	3,867	(1,193)	2,674	—	403	3,077
Tioga Lease	—	—	—	—	1,579	1,072	2,651
Strategic Lease	—	—	—	—	856	278	1,134
Tropicana LV Lease	—	—	—	—	21,293	2,388	23,681
Total	$19,124	$3,867	$(1,020)	$21,971	$23,728	$12,047	$57,746

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of December 31, 2024 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at December 31, 2024	Allowance as a percentage of outstanding financing receivable

2024	$295,674	$(3,785)	$291,889	(1.28)%
2023	102,861	(3,077)	99,784	(2.99)%
2022	713,698	(18,471)	695,227	(2.59)%
2021	1,254,946	(8,732)	1,246,214	(0.70)%
Total	$2,367,179	$(34,065)	$2,333,114	(1.44)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of December 31, 2024 (in thousands):

Origination year	Investment in leases, sales type lease	Allowance for credit losses	Amortized cost basis at December 31, 2024	Allowance as a percentage of outstanding sales type lease

2024	$278,502	$(23,681)	$254,821	(8.50)%

During the year ended December 31, 2024, the Company recorded a provision for credit losses, net of $37.3 million. This was primarily due to the initial establishment of reserves on the Tropicana Las Vegas Lease which was determined based on the underlying credit quality of the tenant, a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and loan commitments. The real estate values are estimated based on the actual and long term projections of the Commercial Real Estate Price Index which, as of December 31, 2024 have declined relative to December 31, 2023.

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

8. Lease Assets and Lease Liabilities

Lease Assets

The Company is subject to various operating leases as lessee for both real estate and equipment, the majority of which are ground leases related to properties the Company leases to its tenants under triple-net operating leases. These ground leases may include fixed rent, as well as variable rent based upon an individual property’s performance or changes in an index such as the CPI and have maturity dates ranging from 2038 to 2108, when considering all renewal options. For certain of these ground leases, the Company’s tenants are responsible for payment directly to the third-party landlord. Under ASC 842, the Company is required to gross-up its consolidated financial statements for these ground leases as the Company is considered the primary obligor. In conjunction with the adoption of ASU 2016-02 on January 1, 2019, the Company recorded right-of-use assets and related lease liabilities on its Consolidated Balance Sheet to represent its rights to use the underlying leased assets and its future lease obligations, respectively, including for those ground leases paid directly by our tenants. Because the right-of-use asset relates, in part, to the same leases which resulted in the land right assets the Company recorded on its Consolidated Balance Sheet in conjunction with the Company's assumption of below market leases at the time it acquired the related land and building assets, the Company is required to report the right-of-use assets and land rights in the aggregate on the Consolidated Balance Sheet.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets - operating leases (1)	$244,594	$196,254
Land rights, net	847,189	639,270
Right-of-use assets and land rights, net	$1,091,783	$835,524

(1)        During the year ended December 31, 2024, the Company acquired certain ground leases that were accounted for as operating leases which totaled $49.4 million. During the year ended December 31, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded right-of-use assets and related accumulated amortization associated with the ground leases at this property totaling $0.4 million were written off.

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Land rights (2)	$948,303	$727,114
Less accumulated amortization (2)	(101,114)	(87,844)
Land rights, net	$847,189	$639,270

(2)    During the year ended December 31, 2024, the Company recorded land rights of $221.2 million in connection with its acquisition of the real estate assets of Bally's Kansas City and Bally's Shreveport. During the year ended December 31, 2023, the Company acquired certain real estate assets at the Belle at Baton Rouge and the previously recorded land rights and related accumulated amortization associated with the ground leases at this property totaling $0.7 million were written off.

As of December 31, 2024, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2025	$17,080
2026	17,080
2027	17,080
2028	17,080
2029	17,080
Thereafter	761,789
Total	$847,189

Operating Lease Liabilities

At December 31, 2024, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2025	$17,210
2026	17,289
2027	16,785
2028	16,672
2029	16,709
Thereafter	787,924
Total lease payments	$872,589
Less: interest	(627,616)
Present value of lease liabilities	$244,973
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

The components of lease expense were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Operating lease cost	$14,651	$14,805
Variable lease cost	19,753	19,757
Amortization of land right assets	13,270	13,554
Total lease cost	$47,674	$48,116

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the consolidated statements of income.

Supplemental Disclosures Related to Operating Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2024
Weighted average remaining lease term - operating leases	53.14 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (3)	$1,659	$1,618

(3) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to a long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations.

At December 31, 2024, payments under the Company's financing lease liabilities were as follows (in thousands):

Year ending December 31,
2025	$2,690
2026	2,712
2027	2,735
2028	2,758
2029	2,782
Thereafter	311,040
Total lease payments	$324,717
Less: Interest	(263,929)
Present value of finance lease liability	$60,788

9. Fair Value of Financial Assets and Liabilities

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Investment securities held to maturity

In August 2024, the Company purchased U.S. Treasury Bills that matured in January 2025. The fair value of the investment (which approximated its carrying value) is based on quoted prices in active markets and as such is a Level 1 measurement as defined in ASC 820.

Investment in leases, financing receivables, net

The fair value of the Company's net investment in leases, financing receivables, is based on the value of the underlying real estate property the Company owns under these leases. The initial fair value was the price paid by the Company to acquire the real estate. The initial fair value is then adjusted for changes in the commercial real estate price index and as such is a Level 3 measurement as defined under ASC 820.

Investment in leases, sales type, net

The fair value of the Company's investment in leases, sales type, net was initially based on a third party valuation report which utilized both market based and income based valuation approaches to value the underlying land related to the applicable lease at the lease reassessment date. Subsequent changes in the fair value from this date are based on changes in the commercial real estate price index. As such, this was determined to be a Level 3 measurement as defined under ASC 820.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$462,632	$462,632	$683,983	$683,983
Investment securities held to maturity	560,832	561,154	—	—
Investment in leases, financing receivables, net	2,333,114	2,087,705	2,023,606	1,969,326
Investment in leases, sales type lease	254,821	280,970	—	—
Real estate loans, net	160,590	164,750	39,036	40,299
Deferred compensation plan assets	38,948	38,948	32,894	32,894
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loan Credit Facility	932,455	932,455	600,000	600,000
Senior unsecured notes	6,875,000	6,665,565	6,075,000	5,816,919

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 1, during the year ended December 31, 2024, the Company amended the Tropicana Las Vegas Lease due to a change in rent terms resulting from funding certain demolition costs at the site for Bally's. The lease was reassessed from an accounting perspective which resulted in the amended lease being accounted for as a sales type lease whereas previously it had been treated as an operating lease. The sales type lease was recorded at the estimated fair value of the land at the reassessment date based on a third party valuation report. This report utilized a combination of comparable land sales for its market based valuation approach as well as rent multiple capitalization rates for its income valuation approach to determine an estimated fair value which resulted in a $3.8 million gain. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023.

10.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$332,455	$—
Term Loan Credit Facility due September 2027	600,000	600,000
$400 million 3.350% senior unsecured notes due September 2024	—	400,000
$850 million 5.250% senior unsecured notes due June 2025	850,000	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	—
$400 million 6.250% senior unsecured notes due September 2054	400,000	—
Other	277	434
Total long-term debt	$7,807,732	$6,675,434
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(71,855)	(47,884)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$7,735,877	$6,627,550

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2024 (in thousands):

2025	$850,163
2026	975,114
2027	600,000
2028	832,455
2029	750,000
Over 5 years	3,800,000
Total minimum payments	$7,807,732

Senior Unsecured Credit Agreement and Amended Credit Agreement

On May 13, 2022, GLP Capital entered into a credit agreement (the "Credit Agreement") providing for a $1.75 billion revolving credit facility (the "Initial Revolving Credit Facility") maturing in May 2026. The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under the Initial Revolving Credit Facility and our Term Loan Credit Agreement. GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI.

On September 2, 2022, GLP Capital entered into an amendment No. 1 (the "Amendment") to the Credit Agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the several banks and other financial institutions or entities party thereto (as amended by the Amendment, the "Amended Credit Agreement"). Pursuant to the Amended Credit Agreement, GLP Capital has the right, at any time until December 31, 2024, to elect to re-allocate up to $700 million in existing revolving commitments under the Amended Credit Agreement to a new revolving credit facility (the “Bridge Revolving Facility” and, collectively with the Initial Revolving Credit Facility, the "Revolver").

On December 2, 2024, GLP Capital entered into Amendment No.2 (the “Second Amendment"; the Amended Credit Agreement, as amended by the Second Amendment, the "Second Amended Credit Agreement”) to the Amended Credit Agreement. Pursuant to the Second Amended Credit Agreement, revolving commitments were increased from $1.75 billion to $2.09 billion and the maturity date of revolving loans and commitments were extended to December 2, 2028.

In addition, the Second Amended Credit Agreement provides GLP with the right to elect to re-allocate up to $1.04 billion in existing revolving commitments under the Second Amended Credit Agreement to one or more new revolving credit facilities (“Amended Bridge Revolving Facility” and, collectively, the "Amended Bridge Revolving Facilities"). Loans under any Amended Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under any Amended Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility.

Amended Bridge Revolving Facilities are intended to be used solely to fund cash distributions to third-party contributors in connection with their contribution of one or more properties to GLP. GLP’s ability to borrow under any Amended Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP’s financial covenants, as well as the receipt by the Agent of a satisfactory conditional guarantee of the loans under the applicable Amended Bridge Revolving Facility by the applicable contributor or its affiliate, subject to the prior enforcement of all remedies against GLP, GLPI and other applicable sources other than such guarantor. Loans under the Amended Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At December 31, 2024, $332.5 million was outstanding under the Second Amended Credit Agreement. Additionally, at December 31, 2024, the Company was contingently obligated under letters of credit issued pursuant to the Second Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,757.2 million of available borrowing capacity under the Second Amended Credit Agreement as of December 31, 2024.

The interest rates payable on the loans borrowed under the Second Amended Credit Agreement are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Second Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Second Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Second Amended Credit Agreement is not subject to amortization except with respect to the Amended Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Second Amended Credit Agreement prior to maturity except as set forth above with respect to the Amended Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Second Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans or revolving commitments, and outstanding bridge revolving loans shall not exceed $3.5 billion outstanding under the Second Amended Credit Agreement. There is currently no commitment in respect of such incremental loans and commitments. The weighted average interest rate under the Second Amended Credit Facility at December 31, 2024 was 5.67%.

Certain Covenants and Events of Default

The Second Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Second Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Second Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Second Amended Credit Agreement will enable the lenders under the Second Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2024, the Company was in compliance with all required financial covenants under the Second Amended Credit Agreement.

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

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit

Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at December 31, 2024 was 5.68%.

Amortization and Prepayments

The Term Loan Credit Facility is not subject to interim amortization. GLP Capital is not required to repay any loans under the Term Loan Credit Facility prior to maturity. GLP Capital may prepay all or any portion of the loans under the Term Loan Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders, and may reborrow loans that it has repaid. Unused commitments under the Term Loan Credit Facility automatically terminated on August 31, 2023.

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At December 31, 2024, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

Senior Unsecured Notes

    At December 31, 2024, the Company had $6,875.0 million of outstanding senior unsecured notes (the "Senior Notes"). In August 2024, the Company issued $800 million of 5.625% Senior Notes that will mature on September 15, 2034 at an issue price equal to 99.094% of the principal amount and $400 million of 6.250% Senior Notes that will mature on September 15, 2054 at an issue price equal to 99.183% of the principal amount. The Company plans to use the net proceeds for working capital and general corporate purposes, which may include the funding of announced transactions, development and improvement of properties, repayment of indebtedness, capital expenditures and other general business purposes.

During the year ended December 31, 2024, the Company redeemed its $400 million 3.350% senior unsecured notes due September 2024.

On January 13, 2023, the Company announced that it called for redemption all of the $500.0 million, 5.375% Senior Notes due in 2023 (the "Notes"). The Company redeemed all of the Notes on February 12, 2023 (the "Redemption Date") for $507..5 million which represented 100% of the principal amount of the Notes plus accrued interest through the Redemption Date, incurring a loss on the early extinguishment of debt of $0.6 million, primarily related to debt issuance write-offs. GLPI funded the redemption of the Notes primarily from cash on hand as well as through the settlement of a forward sale agreement that occurred in February 2023 which resulted in the issuance of 1,284,556 shares which raised net proceeds of $64.6 million.

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
The Senior Notes were issued by GLP Capital and GLP Financing II, Inc. (the "Issuers"), two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Second Amended Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.
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

At December 31, 2024, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Funding commitments

The Company has agreed to a funding mechanism to support PENN's pursuit of relocation and development opportunities at several of the properties included in the PENN 2023 Master Lease. The Company agreed to fund up to $225 million for the relocation of PENN's Hollywood Casino in Aurora at a 7.75% cap rate and, if requested by PENN, will fund up to $350 million for the relocation of the Hollywood Casino Joliet as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. The funding commitment expires on January 1, 2026. As of December 31, 2024, Penn has not yet requested any funding from the Company for these projects.

See Note 1 for a discussion on the potential future funding commitments the Company may have in connection with the possible future transaction with Bally's and the Athletics at the Tropicana Site. Additionally, the Company has agreed to fund construction hard costs for Bally's Chicago of up to $940.0 million (of which none has been funded as of December 31, 2024) at an 8.5% initial cash yield.

As discussed in Note 1, the Company has also committed to provide up to $110 million (of which $15.1 million was funded as of December 31, 2024) of development funding via the Ione Loan. Any borrowings under the Ione Loan will be subject to an interest rate of 11%.

On June 3, 2024, the Company announced that it has agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. The Company has committed to provide up to approximately $111 million of funding for the project (of which $35.1 million has been funded as of December 31, 2024), which is expected to be completed by September 2025. The casino will continue to operate during the construction period except while gaming equipment is being moved to the new facility. The Company will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024.

The Company has agreed and anticipates funding certain construction costs of a landside development project at Casino Queen Marquette for an amount not to exceed $16.5 million.

Finally, on February 3, 2025, the Company agreed to fund, if requested by PENN at their sole discretion, on or before March 1, 2029, construction improvements for the benefit of Ameristar Casino Council Bluffs in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million. The financing is being offered at a 7.10% capitalization rate. PENN shall be entitled, in its sole discretion, to structure such financing as rent or as a 5 year term loan that is pre-payable at any time without penalty. GLPI will own the entire land-based development regardless of the financing option selected by PENN.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. Prior to January 1, 2023, the Company made a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. On January 1, 2023, the Company amended its defined contribution plan to be a Non-elective Safe Harbor Plan as defined by the Internal Revenue Code. Commencing January 1, 2023, the Company makes safe harbor non-elective contributions equal to 3% of each participant's compensation and such contributions are fully vested and non-forfeitable at all times. The matching contributions for the defined contribution plan were $0.1 million for the years ended December 31, 2024, 2023 and 2022.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for each of the years ended December 31, 2024, 2023 and 2022 were $0.6 million, $0.5 million, and $0.5 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the Consolidated Balance Sheets, was $39.0 million and $32.9 million at December 31, 2024 and 2023, respectively. Assets held in the Trust were $38.9 million and $31.8 million at December 31, 2024 and 2023, respectively, and are included in other assets within the Consolidated Balance Sheets.
12. Revenue Recognition

Revenues from Real Estate

As of December 31, 2024, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Third Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 2 of the Company's real estate investment properties were leased to a subsidiary of Bally's under Bally's Master Lease II, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, 4 of the Company's real estate properties were leased to a subsidiary of Bally's under the Third Amended and Restated Casino Queen Master Lease and 3 of the Company's real estate investment properties were leased to subsidiaries of Strategic under the Strategic Gaming Leases. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Bally's under the Tropicana Lease and Cordish under the Maryland Live! Lease, American Racing under the Tioga Downs Lease, 815 Entertainment under the Rockford Lease and a facility under development for Bally's in Chicago, Illinois.

Guarantees
The obligations under the Amended PENN Master Lease, PENN 2023 Master Lease, Amended Pinnacle Master Lease and Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Third Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Third Amended and Restated Casino Queen Master Lease, the Bally's Master Lease, the Bally's Master Lease II, the Strategic Gaming Leases and the Tioga Downs Lease are each jointly and severally guaranteed by the applicable parent company and by the parent's subsidiaries that occupy and operate the leased facilities. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease, the Maryland Live! Lease, the Pennsylvania Live! Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
Rent
Rent under the PENN 2023 Master Lease is fixed with annual escalations on the entirety of rent increasing by 1.5% annually on November 1. The rent structure under the Amended PENN Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the revenues of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to PENN's opening of a competing facility) every 5 years to an amount equal to 4% of the average net revenues of all facilities under the Amended PENN Master Lease during the preceding five years in excess of a contractual baseline.
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

The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted every two years s to an amount equal to 4% of the average annual net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

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

Rent under the Third Amended and Restated Casino Queen Master Lease increases annually by 0.5% for lease years two through six. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI increase is less than 0.25%, rent will remain unchanged for such lease year. Additionally, the Company's landside development project at Casino Queen Baton Rouge was completed in late August 2023 and the rent was adjusted to reflect a yield of 8.25% on GLPI's project costs of $77 million. The Company also acquired the land and certain improvements at Casino Queen Marquette for $32.72 million as of September 6, 2023. The annual rent was increased by $2.7 million for this acquisition. Additionally, the Company anticipates funding certain construction costs for an amount not to exceed $16.5 million, for a landside development project at Casino Queen Marquette.

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

The Bally's Master Lease II became effective December 16, 2024 and rent is subject to contractual escalations based on the CPI, with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold.

As previously discussed the Company assumed the ground lease for the Chicago land for approximately $250 million and entered into the Bally's Chicago Land Lease. The lease is cross-defaulted with the construction development funding agreement. Upon completion of the improvements and acquisition of the land, GLPI expects to own substantially all of the real estate land and funded improvements related to the Chicago casino and hotel for a total investment of $1.19 billion. Rental income on the land and development funding is being deferred until the project is substantially complete and ready for its intended use. Income deferred on the project is recorded in deferred rental revenue and totaled $6.1 million for the year ended December 31, 2024.

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

On August 29, 2023, the Company acquired the land associated with a development project in Rockford, IL. Simultaneously with the land acquisition, the Company entered into the Rockford Lease which has a 99-year term and initial annual rent is subject to fixed 2% annual escalation beginning with the lease's first anniversary and for the entirety of its term. The Rockford Lease was accounted for as an Investment in leases, financing receivables.

On February 6, 2024, the Company announced it had acquired the real estate assets of Tioga Downs. Simultaneously with the acquisition, The Company entered into the Tioga Downs Lease which has an initial lease term of 30 years and initial annual rent that is subject to annual fixed escalations of 1.75% beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term. The Tioga Downs Lease was accounted for as an Investment in leases, financing receivables.

On May 16, 2024, the Company acquired the real estate assets of Silverado, DMG, and Baldini's. Simultaneous with the acquisition, the Company and affiliates of Strategic entered into the Strategic Gaming Leases. The rent is subject to a fixed 2.0% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year 11 of the lease, at the greater of 2% or CPI capped at 2.5%. The Strategic Gaming Leases were accounted for as Investment in leases, financing receivables.

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

Details of the Company's rental income for the year ended December 31, 2024 was as follows (in thousands):

Year Ended December 31, 2024
Building base rent	$1,149,743
Land base rent	181,189
Percentage rent and other rental revenue	70,346
Interest income on real estate loans	10,492
Total cash income	$1,411,770
Straight-line rent adjustments	56,102
Ground rent in revenue	34,708
Accretion on financing receivables	28,966
Total income from real estate	$1,531,546

(1) Building base rent is subject to the annual rent escalators described above.

As of December 31, 2024, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2025	$1,275,677	$57,056	$15,546	$1,348,279
2026	1,184,527	49,757	14,792	1,249,076
2027	1,141,974	42,967	13,914	1,198,855
2028	1,144,120	36,078	13,796	1,193,994
2029	1,126,082	30,400	13,796	1,170,278
Thereafter	4,687,215	2,745	71,899	4,761,859
Total	$10,559,595	$219,003	$143,743	$10,922,341
(1) Includes tenant improvement allowance that is being amortized over the life of a tenant lease and excludes deferred income on the Bally's Chicago Land Lease as the facility is under development and as such is not ready for its intended use.
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
13.    Stock-Based Compensation
As of December 31, 2024, the Company had 1,148,414 shares available for future issuance under the 2013 Plan. The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2024, there was $4.4 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.66 years. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $8.7 million, $8.5 million and $7.9 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2024, 2023 and 2022, was $12.3 million, $11.3 million and $12.0 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2024 and 2023:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	247,051	$45.68
Granted	243,291	$38.01
Released	(220,413)	$32.54
Outstanding at December 31, 2023	269,929	$49.49
Granted	263,328	$33.16
Released	(247,814)	$31.44
Canceled	(600)	$50.15
Outstanding at December 31, 2024	284,843	$50.10

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of December 31, 2024, there was $15.6 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.64 years.  For the years ended December 31, 2024, 2023 and 2022, the Company recognized $15.6 million, $14.4 million and $12.5 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2024, 2023, and 2022 was $23.6 million, $21.7 million, and $18.5 million respectively.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2024 and 2023:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	1,394,220	$26.55
Granted	514,000	$32.32
Released	(416,220)	$23.62
Outstanding at December 31, 2023	1,492,000	$29.36
Granted	523,000	$28.73
Released	(478,000)	$24.89
Outstanding at December 31, 2024	1,537,000	$30.53

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

The provision for income taxes charged to operations for years ended December 31, 2024, 2023 and 2022 was as follows:

Year ended December 31,	2024	2023	2022
	(in thousands)
Current tax expense
Federal	$—	$—	$14,653
State	2,129	1,997	2,402
Total current	2,129	1,997	17,055
Deferred tax (benefit) expense
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision	$2,129	$1,997	$17,055
The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2024, 2023 and 2022:

Year ended December 31,	2024	2023	2022
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.3%	0.3%	0.4%
Valuation allowance	—%	—%	(0.5)%
REIT conversion benefit	(21.0)%	(21.0)%	(19.2)%
Permanent differences	—%	—%	0.7%
Other miscellaneous items	—%	—%	—%
	0.3%	0.3%	2.4%

Year ended December 31,	2024	2023	2022
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$170,053	$159,047	$151,271
State and local income taxes	2,129	1,997	2,402
Valuation allowance	—	—	(3,489)
REIT conversion benefit	(170,053)	(159,047)	(138,151)
Permanent differences	—	—	5,006
Other miscellaneous items	—	—	16
	$2,129	$1,997	$17,055

The Company is still subject to federal income tax examinations for its years ended December 31, 2021 and forward.

15. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	272,802	264,053	252,716
Assumed conversion of restricted stock awards	160	156	159
Assumed conversion of performance-based restricted stock awards	540	784	971
Dilution attributable to equity forward contract	32	—	—
Diluted weighted-average common shares outstanding	273,534	264,993	253,846

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$784,620	$734,283	$684,653
Less: Net income allocated to participating securities	(459)	(434)	(432)
Net income for earnings per share purposes	$784,161	$733,849	$684,221
Weighted-average common shares outstanding	272,802	264,053	252,716
Basic EPS	$2.87	$2.78	$2.71

Calculation of diluted EPS:
Net income attributable to common shareholders	$784,620	$734,283	$684,653
Diluted weighted-average common shares outstanding	273,534	264,993	253,846
Diluted EPS	$2.87	$2.77	$2.70

Antidilutive securities excluded from the computation of diluted earnings per share	25	103	—

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the year ended December 31, 2024 and 2023, the Company sold $3.1 million and 8.5 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $148.2 million and $404.7 million, respectively.

During the year ended December 31, 2024, the Company entered into forward sale agreements to sell 8,170,387 shares for net sales price of $409.3 million subject to certain contractual adjustments. No amounts have been or will be recorded on the Company's balance sheet with respect to these forward sale agreements. Reflecting the impact of these forward sale agreements, the Company had $34.2 million remaining for issuance under the 2022 ATM Program at December 31, 2024.

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

Until settlement of the forward sale agreements (which contractually matures in the third quarter of 2025 but may be settled prior to this time period at the Company's election), earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contracts).

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

Noncontrolling Interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. On December 16, 2024, the Company's operating partnership issued 137,309 newly issued OP Units valued at $6.8 million to affiliates of Bally's as partial consideration for the closing of the real property assets under Bally's Master Lease II. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As partial consideration for the closing of the real property assets under the Bally's Master Lease that occurred on January 3, 2023, the Company's operating partnership issued 286,643 newly-issued OP Units to affiliates of Bally's which were valued at $14.9 million. In 2022, as partial consideration for the closing of the real property assets under the Pennsylvania Live! Master Lease that occurred on March 1, 2022, the Company's operating partnership issued 3,017,909 newly-issued OP Units to affiliates of Cordish which were valued at $137.0 million. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of December 31, 2024, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $24.6 million, $24.1 million and $20.7 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the year ended December 31, 2024, December 31, 2023 and December 31, 2022 respectively.

Dividends

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2024, 2023 and 2022:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340
August 28, 2024	September 13, 2024	Common Stock	$0.76	Third Quarter 2024	September 27, 2024	$208,538
November 25, 2024	December 6, 2024	Common Stock	$0.76	Fourth Quarter 2024	December 20, 2024	$208,559
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023 (1)	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095
August 30, 2023	September 15, 2023	Common Stock	$0.73	Third Quarter 2023	September 29, 2023	$192,085
November 22, 2023	December 8, 2023	Common Stock	$0.73	Fourth Quarter 2023	December 22, 2023	$197,394
2022
February 24, 2022	March 11, 2022	Common Stock	$0.69	First Quarter 2022	March 25, 2022	$170,805
May 9, 2022	June 10, 2022	Common Stock	$0.705	Second Quarter 2022	June 24, 2022	$174,519
August 31, 2022	September 16, 2022	Common Stock	$0.705	Third Quarter 2022	September 30, 2022	$181,549
November 23, 2022	December 9, 2022	Common Stock	$0.705	Fourth Quarter 2022	December 23, 2022	$183,813

(1) On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

In addition, for the years ended December 31, 2024, 2023 and 2022, dividend payments were made to GLPI restricted stock award holders in the amount of, $0.9 million, $0.9 million and $0.8 million, respectively.

A summary of the Company's taxable common stock distributions for the years ended December 31, 2024, 2023 and 2022 is as follows (unaudited):

	Year Ended December 31,
	2024	2023	2022
	(in dollars per share)
Qualified dividends	$—	$—	$—
Non-qualified dividends	2.9584	3.0215	2.5686
Capital gains	0.0178	0.0004	0.2773
Non-taxable return of capital	0.0638	0.1281	—
Total distributions per common share (1)	$3.04	$3.15	$2.85

Percentage classified as qualified dividends	—%	—%	—%
Percentage classified as non-qualified dividends	97.32%	95.92%	90.26%
Percentage classified as capital gains	0.58%	0.01%	9.74%
Percentage classified as non-taxable return of capital	2.10%	4.07%	—%
	100.00%	100.00%	100.00%
(1) A portion of the $0.24 dividend declared on December 27, 2021 and paid on January 7, 2022 is treated as a 2022 distribution and a portion is treated as a 2021 distribution for federal income tax purposes.

17.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2024	2023	2022
	(in thousands)
Cash paid for income taxes, net of refunds received	$3,525	$1,845	$21,189
Cash paid for interest	330,063	309,924	286,043

Noncash Investing and Financing Activities

On December 16, 2024, as part of the consideration for the land and real estate assets of Bally's Kansas City and Bally's Shreveport, the Company issued 137,309 OP Units to affiliates of Bally's that were valued at $6.8 million for accounting purposes at closing. The Company also recognized a right of use asset and liability of $49.2 million on two ground leases in connection with the transaction.

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

18.    Segment information

The Company's operations consist solely of investments in real estate for which all such real estate properties are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. Accordingly, the Company has one operating and reportable segment and the accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 2. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements, by the Company's chief executive officer who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). The Company's chief executive officer assesses performance for the segment and decides how to allocate resources based on measures that are most closely aligned with consolidated net income, as well as other measures to evaluate the Company's results. These measures are utilized to decide whether to pursue additional real estate investments, to monitor results against budgeted targets, and in competitive analysis in certain benchmarking against peer group companies to assess the performance of the segment and in establishing management's compensation for certain performance based equity plans. The measure of segment assets is reported on the Company's Consolidated Balance Sheet as total assets.

19. Subsequent Events

On February 12, 2025, Boyd exercised its first 5-year renewal option on both the Boyd Master Lease and the Belterra Park Lease. As a result, both lease terms now expire on April 30, 2031.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (8)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,221	$342,393	$357,614	$213,990	1997/2009	11/1/2013	31
Hollywood Casino Aurora (1)	Aurora, IL	—	4,937	98,378	8,337	13,656	97,996	111,652	94,704	1993/2002/ 2012	11/1/2013	3
Hollywood Casino Joliet (1)	Joliet, IL	—	19,214	101,104	7,610	26,824	101,104	127,928	99,183	1992/2003/ 2010	11/1/2013	3
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	5,309	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	66,454	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	89,762	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	177,197	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	112,312	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	(436)	65,668	126,689	192,357	63,562	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	49,869	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	28,976	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	66,710	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	90,211	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	34,601	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	57,202	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	145,980	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	28,866	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	31,303	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	2,852	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	25	243,117	334,024	577,141	69,963	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	28,792	1997	4/28/2016	31
Belterra Casino Resort	Florence, IN	—	63,420	172,876	—	63,420	172,876	236,296	40,435	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	25,332	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	39,803	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	23,315	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	(92)	14,739	310,877	325,616	72,951	2005	4/28/2016	31

Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	14,179	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	28,930	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	50,991	2010	4/28/2016	31
Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	69,891	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,597	437,908	—	375,596	437,908	813,504	93,616	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,784	61,550	—	48,784	61,550	110,334	16,743	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	24,803	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	10,371	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	(2,864)	179,598	140,440	320,038	45,049	2006	9/9/2016	31
DraftKings at Casino Queen	East St. Louis, IL	—	70,716	70,014	8,700	70,716	78,714	149,430	28,802	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	(1,066)	165,907	392,923	558,830	78,761	1981	10/1/2018	31
Bally's Evansville	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Bally's Evansville	Evansville, IN	—	120,473	153,130	—	120,473	153,130	273,603	18,074	1995	6/3/2021	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	(132)	20,539	80,530	101,069	18,071	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	4,342	2012	10/1/2018	31
Belle of Baton Rouge	Baton Rouge, LA	—	11,873	52,400	38,967	13,072	90,166	103,238	12,104	1994	10/1/2018	31
Isle Casino Waterloo	Waterloo, IA	—	64,263	77,958	(410)	63,852	77,958	141,810	10,164	2005	12/18/2020	31
Isle Casino Bettendorf	Bettendorf, IA	—	29,636	85,150	(189)	29,447	85,150	114,597	11,102	2015	12/18/2020	31
Horseshoe St. Louis	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	31,653	2005	10/1/2020	31
Hollywood Casino Morgantown	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
Hollywood Casino Perryville	Perryville, MD	—	23,266	31,079	—	23,266	31,079	54,345	20,861	2010	07/1/2021	31
Bally's Dover Casino Resort	Dover, DE	—	99,106	48,300	—	99,106	48,300	147,406	21,585	1995	06/3/2021	31
Casino Queen Baton Rouge	Baton Rouge, LA	—	7,320	40,812	72,683	7,320	113,509	120,829	31,447	1994	12/17/2021	31
Tropicana Las Vegas (7)	Las Vegas NV	—	226,160	—	(226,160)	—	—	—	—	1955	04/16/2020	N/A
Bally's Black Hawk	Black Hawk, CO	—	17,537	13,730	—	17,537	13,730	31,267	1,438	1991	04/01/2022	27
Bally's Quad Cities Casino & Hotel	Rock Island, IL	—	36,848	82,010	—	36,848	82,010	118,858	9,535	2007	04/01/2022	31
Hard Rock Hotel & Casino	Biloxi, MS	—	204,533	195,950	—	204,533	195,950	400,483	13,202	2005	01/03/2023	31
Bally's Tiverton Hotel & Casino	Tiverton, RI	—	116,622	110,150	—	116,622	110,150	226,772	8,323	2017	01/03/2023	31
Casino Queen Marquette	Marquette, IA	—	32,032	690	—	32,032	690	32,722	247	2000	09/06/2023	6
Bally's Chicago	Chicago, IL	—	250,745	—	3,874	250,745	3,874	254,619	—	2024	9/11/2024	N/A
Bally's Kansas City	Kansas City, MO	—	940	96,400	—	940	96,400	97,340	134	1996	12/16/2024	31
Bally's Shreveport	Shreveport, LA	—	190	76,770	—	190	76,770	76,960	145	1999	12/16/2024	31
		—	3,847,071	6,850,611	(121,588)	3,583,043	6,993,060	10,576,103	2,434,197
Headquarters Property:
GLPI Corporate Office	Wyomissing, PA	—	750	8,465	142	750	8,608	9,358	2,545	2014/2015	9/19/2014	31
Other Properties
Other owned land	various	—	6,798	—	(6,798)	—	—	—	—
		$—	$3,854,619	$6,859,076	$(128,244)	$3,583,793	$7,001,668	$10,585,461	$2,436,742

(1)    In connection with the funding agreement with PENN, new facilities are being developed for the relocation of PENN's riverboat casino in Aurora and PENN is also in the process of relocating its Hollywood Casino Joliet operations. The Company accelerated the lives of its depreciable assets in the first quarter of 2023 at the two existing locations to coincide with the expected opening dates of the new facilities.

(2)     On April 13, 2021, Bally’s agreed to acquire both GLPI’s non-land real estate assets and PENN's outstanding equity interests in Tropicana Las Vegas Hotel and
Casino, Inc. This deal closed on September 26, 2022. In August 2024, a change in rent terms resulted in a lease reconsideration event. The lease is now a sales type lease and the assets are no longer reported on this schedule.

(3)    The aggregate cost for federal income tax purposes of the properties listed above was $9.5 billion at December 31, 2024. This amount does not include the real estate part of Investment in Financing Lease, net or Investment in Sales-type leases, net.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Real Estate:	(in thousands)
Balance at the beginning of the period	$10,347,315	$9,626,018	$9,458,918
Acquisitions	426,562	678,130	150,126
Construction in progress	39,542	—	23,864
Capital expenditures and assets placed in service	—	43,167	—
Dispositions (1)	(227,958)	—	(6,890)
Balance at the end of the period	$10,585,461	$10,347,315	$9,626,018
Accumulated Depreciation:
Balance at the beginning of the period	$(2,178,523)	$(1,918,083)	$(1,681,367)
Depreciation expense	(258,219)	(260,440)	(236,809)
Additions	—	—	—
Dispositions	—	—	93
Balance at the end of the period	$(2,436,742)	$(2,178,523)	$(1,918,083)

(1) The 2024 amount primarily represents the reclassification of the Tropicana Las Vegas Lease to a sales type lease from an operating lease due to a lease         reclassification event due to a change in terms.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
(in thousands)

Description	Interest Rate (1)	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Rockford Loan	10%	9/29/2028 (1)	Interest paid monthly	—	150,000	145,513	—
Ione Loan	11%	9/19/2029	Interest paid monthly	—	15,160	15,077	—
					$165,160	$160,590	—

(1) Effective January 1, 2025, the interest rate on the Rockford Loan was reduced to 8% and the loan now matures on June 30, 2026.

(2) The aggregate cost for federal income tax purposes of the mortgage loan listed above was approximately $165 million at December 31, 2024. The difference between the face amount of the loans and the carrying amount of the loans are the allowance for credit losses that have been recorded in accordance with the Company's accounting policies as described in Note 2.

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$39,036	$—
Additions during the period:
New mortgage loans	125,160	40,000
Deductions during the period:
Collections of principal	—	—
Change in allowance for credit losses	(3,606)	(964)
Balance at the end of the period	$160,590	$39,036

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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
February 20, 2025

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2025 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2025 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2025 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
    2. Financial Statement Schedules:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2024
Schedule IV. Mortgage Loans on Real Estate as of December 31, 2024
    3. Exhibits, Including Those Incorporated by Reference.
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

4.15
Fourteenth Supplemental Indenture, dated as of August 6, 2024, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.4 to the Company's current report on Form 8-K filed on August 12, 2024).

4.16	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.17	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.18	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.19	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.20	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.21	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.22	Form of 2031 Note (Incorporated by reference to Exhibit 4.11 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 18, 2020).

4.23	Form of 2032 Note (Incorporated by reference to Exhibit 4.12 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on December 17, 2021).

4.24	Form of 2033 Note (Incorporated by reference to Exhibit 4.13 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on November 28, 2023).

4.25	Form of 2034 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 12, 2024)

4.26	Form of 2054 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on August 12, 2024)

4.27*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Master Lease, dated November 1, 2013, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on November 7, 2013).

10.2
First Amendment to the Master Lease Agreement, dated as of March 5, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 12, 2014).

10.3
Second Amendment to the Master Lease Agreement, dated as of April 18, 2014, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 1, 2014).

10.4
Third Amendment to the Master Lease Agreement, dated as of September 20, 2016, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 9, 2016).

10.5
Fourth Amendment to the Master Lease Agreement, dated as of May 1, 2017, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.6
Fifth Amendment to the Master Lease Agreement, dated as of June 19, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q filed on August 1, 2018).

10.7
Sixth Amendment to the Master Lease Agreement, dated as of August 8, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on November 1, 2018).

10.8
Seventh Amendment to the Master Lease Agreement, dated as of October 31, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.9
Eighth Amendment to the Master Lease Agreement, dated as of November 20, 2018, by and among GLP Capital L.P. and Penn Tenant, LLC. (Incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K filed on February 13, 2019).

10.10
Ninth Amendment to the Master Lease Agreement, dated as of January 14, 2022, by and among GLP Capital, L.P. and Penn Tenant, LLC (Incorporated by reference to Exhibit 10.18 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.11
Amended and Restated Master Lease, dated February 21, 2023, by and among GLP Capital, L.P. and Penn Tenant, LLC (Incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.12
Master Lease, dated February 21, 2023, by and among GLP Capital, L.P., Penn Tenant LLC, Penn Cecil Maryland, LLC, and PNK Development 33, LLC (Incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-K filed on February 23, 2023).

10.13
Master Lease, dated April 28, 2016, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K filed on April 28, 2016).

10.14
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

10.16
Third Amendment to the Master Lease, dated March 24, 2017, by and among Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 3, 2017).

10.17
Fourth Amendment to the Master Lease, dated October 15, 2018, by and between Gold Merger Sub, LLC (as successor to Pinnacle Entertainment, Inc.) and Pinnacle MLS, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on October 16, 2018).

10.18
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

10.20
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

10.22 #
Gaming and Leisure Properties, Inc.’s Second Amended and Restated 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 29, 2020).

10.23 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.30 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.24 #
Form of Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2021. (Incorporated by reference to Exhibit 10.31 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.25 #
Form of Director Restricted Stock Award with Quarterly Vesting under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.26 #
Form of Director Restricted Stock Award under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2022. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.27 #
Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.34 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.28 #
Form of Restricted Stock Performance Award MSCI under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2021. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.29 #
Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued in 2020. (Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.30 #
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

10.32#*
Form of Restricted Stock Performance Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2023. (Incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K filed on February 27, 2024).

10.33#*	Form on Time Based LTIP Unit Award Agreement under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long Term Incentive Compensation Plan.

10.34#*
Form of Performance LTIP Unit Award Agreement - MSCI Index under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025.

10.35#*	Form of Performance LTIP Unit Award Agreement NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025.

10.36#*	Form of Performance Restricted Stock Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2024.

10.37#*	Form of Performance Restricted Stock Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025.

10.38 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.39
Second Amended and Restated Master Lease by and among GLP Capital, L.P., as landlord, and Tropicana Entertainment, Inc., IOC Black Hawk Country, Inc. and Isle of Capri Bettendorf, L.L.C., as tenant, dated December 18, 2020. (Incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.40	Separation Agreement dated July 27, 2020 by and between the Company and Steven T. Snyder (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 29, 2020).

10.41
Amended and Restated Agreement of Limited Partnership of GLP Capital, L.P., dated as of December 29, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 29, 2021).

10.42
Credit Agreement dated as of May 13, 2022 by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on July 28, 2022).

10.43
Term Loan Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 8, 2022).

10.44
Amendment No. 1 to Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 8, 2022).

10.45
Amendment No 2. to Credit Agreement, dated as of December 2, 2024, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 4, 2024)

10.46
Binding Term Sheet, dated July 11, 2024, by and between GLP Capital, L.P. and Bally's Corporation (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 12, 2024).

19.1	Gaming and Leisure Properties, Inc. Policy Statement on Trading in Company Securities (Incorporated by reference to Exhibit 19.1 to the Company's 10-K filed on February 27, 2024).

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Principal Executive Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2022.

97.1	Gaming and Leisure Properties, Inc. Policy Regarding the Mandatory Recovery of Compensation (Incorporated by reference to Exhibit 97.1 to the Company's 10-K filed on February 27, 2024)

101
The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
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

Dated: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Peter M. Carlino

/s/ DESIREE A. BURKE	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 20, 2025
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 20, 2025
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 20, 2025
James B. Perry

/s/ BARRY F. SCHWARTZ	Director	February 20, 2025
Barry F. Schwartz

/s/ EARL C. SHANKS	Director	February 20, 2025
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 20, 2025
E. Scott Urdang

/s/ DEBRA MARTIN CHASE	Director	February 20, 2025
Debra Martin Chase