Form 10-Q
period 2025-03-31
Gaming & Leisure Properties, Inc.
filed 2025-04-24
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 18, 2025
Common Stock, par value $.01 per share	274,832,999

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net	$8,097,069	$8,148,719
Investment in leases, financing receivables, net	2,313,156	2,333,114
Investment in leases, sales-type, net	245,661	254,821
Real estate loans, net	160,793	160,590
Right-of-use assets and land rights, net	1,086,839	1,091,783
Cash and cash equivalents	168,875	462,632
Held to maturity investment securities	—	560,832
Other assets	60,128	63,458
Total assets	$12,132,521	$13,075,949

Liabilities
Accounts payable and accrued expenses	$4,596	$5,802
Accrued interest	73,153	105,752
Accrued salaries and wages	2,229	7,154
Operating lease liabilities	244,314	244,973
Financing lease liabilities	60,886	60,788
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,889,064	7,735,877
Deferred rental revenue	220,025	228,508
Other liabilities	43,726	41,571
Total liabilities	7,537,993	8,430,425

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and December 31, 2024)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 274,832,999 and 274,422,549 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	2,748	2,744
Additional paid-in capital	6,200,349	6,209,827
Accumulated deficit	(1,987,886)	(1,944,009)
Total equity attributable to Gaming and Leisure Properties	4,215,211	4,268,562
Noncontrolling interests in GLPI's Operating Partnership (8,224,939 units outstanding at March 31, 2025 and December 31, 2024, respectively)	379,317	376,962
Total equity	4,594,528	4,645,524
Total liabilities and equity	$12,132,521	$13,075,949

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$340,252	$330,582
Income from investment in leases, financing receivables	47,764	44,305
Income from sales-type lease	3,760	—
Interest income from real estate loans	3,459	1,077
Total income from real estate	395,235	375,964

Operating expenses
Land rights and ground lease expense	13,555	11,818
General and administrative	18,713	17,886
Gains from dispositions of property	(125)	—
Depreciation	65,012	65,360
Provision (benefit) for credit losses, net	39,246	23,294
Total operating expenses	136,401	118,358
Income from operations	258,834	257,606

Other income (expenses)
Interest expense	(97,272)	(86,675)
Interest income	9,356	9,232
Total other expenses	(87,916)	(77,443)

Income before income taxes	170,918	180,163
Income tax expense	564	637
Net income	$170,354	$179,526
Net income attributable to non-controlling interest in the Operating Partnership	(5,170)	(5,062)
Net income attributable to common shareholders	$165,184	$174,464

Earnings per common share:
Basic earnings attributable to common shareholders	$0.60	$0.64
Diluted earnings attributable to common shareholders	$0.60	$0.64

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	(209,061)
Distributions to non-controlling interest	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$379,317	$4,594,528

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Three months ended March 31,	2025	2024

Operating activities
Net income	$170,354	$179,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,282	68,636
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,232	2,684
Accretion on financing receivables	(6,896)	(7,884)
Accretion on held to maturity investment securities	10,837	(2,269)
Non-cash adjustment to financing lease liabilities	98	117
Gains from dispositions of property	(125)	—
Stock-based compensation	8,858	8,122
Straight-line rent and deferred rent adjustments	(8,412)	(15,790)
Provision (benefit) for credit losses, net	39,246	23,294
(Increase), decrease
Other assets	1,269	(1,968)
Increase, (decrease)
Accounts payable and accrued expenses	344	(509)
Accrued interest	(32,599)	4,282
Accrued salaries and wages	(4,925)	(5,692)
Other liabilities	1,929	5,323
Net cash provided by operating activities	252,492	257,872
Investing activities
Capital project expenditures	(12,871)	(13)
Capital maintenance expenditures	(36)	(90)
Proceeds from sales of property, net of costs	125	—
Investment in leases, financing receivables	—	(93,323)
Originations of real estate loans	(3,209)	(14,000)
Acquisition of held to maturity investment securities	—	(340,975)
Maturities of held to maturity investment securities	549,995	—
Net cash provided by (used in) investing activities	534,004	(448,401)
Financing activities
Dividends paid	(209,061)	(206,578)
Non-controlling interest distributions	(6,341)	(6,147)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,805)	(14,711)
Proceeds from issuance of common stock, net	—	9,016
Financing costs	8	—
Repayments of long-term debt	(850,054)	(63,501)
Net cash used in financing activities	(1,080,253)	(281,921)
Net decrease in cash and cash equivalents	(293,757)	(472,450)
Cash and cash equivalents at beginning of period	462,632	683,983
Cash and cash equivalents at end of period	$168,875	$211,533

See accompanying notes to the condensed consolidated financial statements and Note 14 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.    Business and Operations

Gaming and Leisure Properties, Inc. ("GLPI") is a self-administered and self-managed Pennsylvania real estate investment trust ("REIT"). GLPI (together with its subsidiaries, the "Company") was incorporated as a wholly-owned subsidiary of PENN Entertainment, Inc., formerly known as Penn National Gaming, Inc. (NASDAQ: PENN) ("PENN"). On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off").

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of March 31, 2025, GLPI owned approximately 97.0% of the outstanding units of GLP Capital with the remaining 3.0% owned by third party limited partners who contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

All debt of the Company, including revolving credit facilities, term loans and senior unsecured notes, is incurred by GLP Capital and its subsidiaries. GLPI has fully and unconditionally guaranteed all of our outstanding senior unsecured notes.

The Company seeks to provide an opportunity to invest in the growth opportunities afforded by the gaming industry, with the stability and cash flow opportunities of a REIT. GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Under these arrangements, in addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

As of March 31, 2025, GLPI’s portfolio consisted of interests in 68 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

PENN 2023 Master Lease and Amended PENN Master Lease

On January 1, 2023, the Company amended its original master lease with PENN (the "Amended PENN Master Lease") to remove 5 properties from it and created a new master lease (the "PENN 2023 Master Lease"). In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania and the Hollywood Casino Perryville in Maryland were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

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
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease including, up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% cap rate and, if requested by PENN, up to $350 million for the relocation of the Hollywood Casino Joliet, as well as the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino at then current market rates. As of March 31, 2025, no funding has been requested by PENN on these projects.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") and leased these assets back to Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). The Amended Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted subject to certain floors (namely the Bossier City Boomtown property due to PENN's acquisition of a competing facility, Margaritaville Resort Casino), every two years to an amount equal to 4% of the average net revenues of all facilities under the Amended Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

On October 15, 2018, the Company completed transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net master lease agreement with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company’s Amended Pinnacle Master Lease. The Boyd Master Lease has an initial term of 10 years (from the original April 2016 commencement date of the Pinnacle Master Lease and expiring April 30, 2026), with no purchase option, followed by five 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted every two years to an amount equal to 4% of the average net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

The Company also purchased the real estate assets of Plainridge Park Casino ("Plainridge Park") from PENN and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger.

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

On February 12, 2025, Boyd exercised its first 5-year renewal option on both the Boyd Master Lease and the Belterra Park Lease and therefore, both leases now expire on April 30, 2031.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company entered into a master lease with Caesars, which expires on September 30, 2038, with no purchase option, with four separate renewal options of 5 years each, exercisable at the tenant's option, on the same terms and conditions (as amended, the "Amended and Restated Caesars Master Lease"). The annual rent increases by 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter.

Horseshoe St. Louis Lease

The Company has a single property lease with Caesars for the real estate assets of Horseshoe St. Louis (the "Horseshoe St. Louis Lease") which became effective on September 29, 2020, with no purchase option, whose initial term expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease annual rent increases by 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease, Bally's Chicago Land Lease, Bally's Master Lease II, the Amended and Restated Casino Queen Master Lease and the Tropicana Las Vegas Lease

The Company has several leases and development agreements with Bally's. The first lease was entered into on June 3, 2021 and subsequent to this date several additional real estate assets of Bally's have been added to this lease such that it now contains 8 real estate assets of Bally's (the "Bally's Master Lease"). The annual rent on the Bally's Master Lease is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago Casino Resort ("Bally's Chicago"). This development funding is expected to extend into 2027. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made. As of March 31, 2025, no amounts have been funded by the Company.

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

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport. The two properties are in a new master lease that is cross-defaulted with the existing Bally’s Master Lease (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company continues to have the option, subject to receipt by Bally's of required consents, to acquire the real property assets of Bally's Twin River Lincoln Casino Resort ("Bally's Lincoln") prior to December 31, 2026 for a purchase price of $735 million and additional rent of $58.8 million The Company has also been granted a call right to acquire the property, subject only to regulatory approval, beginning on October 1, 2026 at the same terms.

On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, Casino Queen is now a subsidiary of Bally's.

The Company has a master lease with Casino Queen which became effective December 17, 2021 (the "Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years, with no purchase option, with four separate five year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project, of which $43.5 million has been funded as of March 31, 2025. The landside development is expected to be completed in the fourth quarter of 2025, whereas the hotel opened to the public on March 31, 2025. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024. Rent will be deferred on the landside development project until it is ready for its intended use.

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' existing leases during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI retained ownership of the land and concurrently entered into a ground lease for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) (as amended, the "Tropicana Las Vegas Lease"). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Tropicana Las Vegas Lease is supported by a Bally’s corporate guarantee.

On May 13, 2023, the Company, Tropicana Las Vegas, Inc., a Nevada corporation and wholly owned subsidiary of Bally’s, and Athletics Holdings LLC (“Athletics”), which owns the Major League Baseball team currently known as the Athletics (the “Team”), entered into a binding letter of intent (the “LOI”) setting forth the terms for developing a stadium that would serve as the home venue for the Team (the “Stadium”). The Stadium is expected to complement the potential resort redevelopment envisioned at our 35-acre property in Clark County, Nevada (the “Tropicana Site”), owned indirectly by GLPI through its indirect subsidiary, Tropicana Land LLC, a Nevada limited liability company and leased by GLPI to Bally’s pursuant to the Tropicana Las Vegas Lease. The LOI allows for Athletics to be granted fee ownership by GLPI of approximately 9 acres of the Tropicana Site for construction of the Stadium. The LOI provides that following the Stadium site transfer, there will be no reduction in the rent obligations of Bally’s on the remaining portion of the Tropicana Site or other modifications to the ground lease, and that to the extent GLPI has any consent or approval rights under the Tropicana Las Vegas Lease, such rights shall remain enforceable unless expressly modified in writing in the definitive documents. Bally's and GLPI are agreeing to provide the Stadium site transfer in exchange for the benefits that the Stadium is expected to bring to the Tropicana Site. The LOI provides that Athletics shall pay all the costs associated with the design, development, and construction of the Stadium and Bally’s shall pay all costs for the redevelopment of the casino and hotel resort amenities. GLPI is expected to commit to up to $175.0 million of funding for hard construction costs, such as demolition and site preparation and build out of minimum public spaces needed for utilization of the Stadium. The LOI provides that during the development period, rent will be due at 8.5% of what has been funded, provided that the first $15.0 million advanced for the costs of construction of the food, beverage and retail entrance plaza shall not be subject to increased rent. GLPI may have the opportunity to fund additional amounts of the construction under certain circumstances. In addition, the LOI provides that the transaction will be subject to customary approvals and other conditions, including, without limitation, approval of a master plan for the site, and certain approvals by the Nevada Gaming Control Board and Nevada Gaming Commission.

In late August 2024, the Company funded $48.5 million to Bally's that was used to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event that resulted in the lease being classified as a sales type lease, whereas previously it was accounted for as an operating lease.

Morgantown Lease

On October 1, 2020, the Company and PENN closed on their previously announced transaction whereby GLPI acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years with no purchase option, followed by six 5-year renewal options exercisable by the tenant (the "Morgantown Lease"). If the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and if the CPI increase is less than 0.5% for such lease year, then rent shall not increase for such lease year.

Maryland Live! Lease and Pennsylvania Live! Master Lease

On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. Annual rent increases by 1.75% upon the second anniversary of both leases commencement through their remaining terms.

Rockford Lease and Rockford Loan

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that opened in late August 2024 and is managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment, LLC ("815 Entertainment"). Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99 year term (the "Rockford Lease"). The initial annual rent is subject to 2% annual escalations for the entirety of its term.

In addition to the Rockford Lease, the Company committed to provide development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. As of March 31, 2025, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") in Nichols, NY from American Racing. Simultaneous with the acquisition, GLPI and American Racing entered into a triple-net lease agreement for an initial 30-year term, with no purchase option, followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months (the "Tioga Downs Lease"). The initial annual rent is subject to 1.75% annual escalations beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic. Simultaneous with the acquisition, GLPI Capital and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with no purchase option and two ten-year renewal periods (exercisable by the tenant) (the "Strategic Gaming Leases"). The initial annual rent is subject to a 2% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year eleven of the lease, at the greater of 2% or CPI capped at 2.5%.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of March 31, 2025, $18.4 million was advanced and outstanding under the Ione Loan which has a 5-year term.

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

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries as well as the Company's operating partnership, which is a variable interest entity ("VIE") in which the Company is the primary beneficiary. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheet as a separate component of equity, separate from GLPI's stockholders' equity. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2024 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

3.    Investment in leases, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks due to the leases' significant initial lease terms. Additionally in 2024, the Company reassessed the Tropicana Las Vegas Lease which resulted in the lease being classified as a sales type lease. The following is a summary of the balances of the Company's Investment in leases, financing receivables and investment in leases, sales type (in thousands).

	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$704,746	$9,766,133	$708,456	$9,806,998
Estimated residual values of lease property (unguaranteed)	278,500	1,276,674	278,500	1,276,674
Total	983,246	11,042,807	986,956	11,083,672
Less: Unearned income	(704,747)	(8,668,729)	(708,454)	(8,716,493)
Less: Allowance for credit losses	(32,838)	(60,922)	(23,681)	(34,065)
Investment in leases - financing receivables, net	$245,661	$2,313,156	$254,821	$2,333,114

The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2025 for the Company's Investment in leases, financing receivables was $2,295.1 million and $78.9 million compared to $2,290.0 million and $77.1 million at December 31, 2024. The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2025 for the Company's Investment in leases, sales type was $256.2 million and $22.3 million compared to $256.7 million million and $21.8 million at December 31, 2024.

At March 31, 2025, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales Type	Future Minimum Lease Payments - Financing Receivables
2025 (remainder of year)	$11,128	$123,237
2026	14,837	166,917
2027	14,837	169,858
2028	14,837	172,851
2029	14,837	175,897
Thereafter	634,270	8,957,373
Total	$704,746	$9,766,133
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of March 31, 2025 and December 31, 2024.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025
Maryland Live! Lease	$8,732	$5,696	$14,428
Pennsylvania Live! Master Lease	18,471	12,286	30,757
Rockford Lease	3,077	2,041	5,118
Tioga Downs Lease	2,651	3,767	6,418
Strategic Lease	1,134	3,067	4,201
Tropicana LV Lease	23,681	9,157	32,838
Totals	$57,746	$36,014	$93,760

	Balance at December 31, 2023	Change in Allowance	Balance at March 31, 2024
Maryland Live! Lease	$5,661	$7,094	$12,755
Pennsylvania Live! Master Lease	13,636	12,949	26,585
Rockford Lease	2,674	582	3,256
Tioga Downs Lease	—	1,579	1,579
Totals	$21,971	$22,204	$44,175

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of March 31, 2025 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at March 31, 2025	Allowance as a percentage of outstanding financing receivable

2024	$296,540	$(10,619)	$285,921	(3.58)%
2023	103,368	(5,118)	98,250	(4.95)%
2022	715,936	(30,757)	685,179	(4.30)%
2021	1,258,234	(14,428)	1,243,806	(1.15)%
Total	$2,374,078	$(60,922)	$2,313,156	(2.57)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of March 31, 2025 (in thousands):

Origination year	Investment in leases, sales type	Allowance for credit losses	Amortized cost basis at March 31, 2025	Allowance as a percentage of outstanding financing receivable

2024	$278,499	$(32,838)	$245,661	(11.79)%

During the three months ended March 31, 2025, the Company recorded a provision for credit losses, net of $36.0 million on the Investment in leases, financing receivables and sales types. The reason for the increase was primarily due to a more pessimistic forward looking economic forecast at March 31, 2025 compared to what was utilized at December 31, 2024.

During the three months ended March 31, 2024, the Company recorded a provision for credit losses, net of $22.2 million on the Investment in leases, financing receivables. This was primarily due to a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables. These values are estimated based on the actual and long term projections of the Commercial Real Estate Price Index which, as of March 31, 2024, declined relative to December 31, 2023.

Additionally, a provision for credit losses of $3.2 million and $1.1 million was recorded during the three months ended March 31, 2025 and March 31, 2024, respectively, on the Company's real estate loans and related loan commitment (See Note 5 for further details).

The reason for differences in the allowance as a percentage of outstanding financing receivable for leases originated in each calendar year in the table above depends on various factors for the leases such as, but not limited to expected rent coverage ratios and loan to value ratios. Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and is summarized as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Land and improvements	$3,583,793	$3,583,793
Building and improvements	6,960,243	6,962,126
Construction in progress	52,414	39,542
Total real estate investments	10,596,450	10,585,461
Less accumulated depreciation	(2,499,381)	(2,436,742)
Real estate investments, net	$8,097,069	$8,148,719

Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real estate loans, net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of March 31, 2025 and December 31, 2024, the entire $150 million commitment was drawn. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% from 10% with a maturity date of June 30, 2026, subject to a 6 month extension.

The Company also entered into the Ione Loan for up to $110 million, of which $18.4 million and $15.2 million was drawn as of March 31, 2025 and December 31, 2024, respectively. The following is a summary of the balances of the Company's Real estate loans, net.

	March 31, 2025	December 31, 2024
	(in thousands)
Real estate loans	$168,369	$165,160
Less: Allowance for credit losses	(7,576)	(4,570)
Real estate loans, net	$160,793	$160,590

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Total
December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	$(7,426)	$(150)	$(7,576)

Rockford Loan
Balance at December 31, 2023	$(964)
Change in allowance	(729)
Ending balance at March 31, 2024	$(1,693)

The amortized cost basis of the Company's real estate loans, financing receivables by year of origination is shown below as of March 31, 2025 (in thousands):

Origination year	Real estate loans, net	Allowance for credit losses	Amortized cost basis at March 31, 2025	Allowance as a percentage of outstanding real estate loans

2024	$18,369	$(150)	$18,219	(0.82)%
2023	150,000	(7,426)	142,574	(4.95)%
Total	$168,369	$(7,576)	$160,793	(4.50)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $3.0 million and $0.7 million for the three month period ended March 31, 2025 and March 31, 2024 on the Company's real estate loans, respectively. Additionally, the Company recorded a provision of $0.2 million and $0.4 million during the three month period ended March 31, 2025 and March 31, 2024 on unfunded loan commitments. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $0.7 million and $0.5 million at March 31, 2025 and December 31, 2024, respectively. The Company's borrowers were current on their loan obligations as of March 31, 2025 and December 31, 2024.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2025	December 31, 2024
Right-of use assets - operating leases	$243,920	$244,594
Land rights, net	842,919	847,189
Right-of-use assets and land rights, net	$1,086,839	$1,091,783

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(105,384)	(101,114)
Land rights, net	$842,919	$847,189

As of March 31, 2025, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$12,810
2026	17,079
2027	17,079
2028	17,079
2029	17,079
Thereafter	761,793
Total	$842,919

Operating Lease Liabilities

At March 31, 2025, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$12,910
2026	17,289
2027	16,785
2028	16,672
2029	16,709
Thereafter	787,924
Total lease payments	$868,289
Less: interest	(623,975)
Present value of lease liabilities	$244,314

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$4,315	$3,629
Variable lease cost	4,970	4,913
Amortization of land right assets	4,270	3,276
Total lease cost	$13,555	$11,818

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2025
Weighted average remaining lease term - operating leases	52.96 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$415	$414

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations. At March 31, 2025, payments under the Company's financing lease liabilities were as follows (in thousands):

2025 (remainder of year)	$2,021
2026	2,712
2027	2,735
2028	2,758
2029	2,782
Thereafter	311,040
Total lease payments	$324,048
Less: Interest	(263,162)
Present value of finance lease liability	$60,886

7.    Long-term Debt

Long-term debt is as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$332,455	$332,455
Term Loan Credit Facility due September 2027	600,000	600,000
$850 million 5.250% senior unsecured notes due June 2025	—	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625%% senior unsecured notes due September 2034	800,000	800,000
$400 million 6.250%% senior unsecured notes due September 2054	400,000	400,000
Other	224	277
Total long-term debt	6,957,679	7,807,732
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(68,615)	(71,855)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,889,064	$7,735,877

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2025 (in thousands):

2025 (remainder of year)	$110
2026	975,114
2027	600,000
2028	832,455
2029	750,000
Over 5 years	3,800,000
Total minimum payments	$6,957,679

Senior Unsecured Amended Credit Agreement

The Company has a Senior Unsecured Amended Credit Agreement (the "Amended Credit Agreement") providing for a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the "Revolver"). GLP Capital is the primary obligor under the Senior Unsecured Credit Agreement, which is guaranteed by GLPI.

At March 31, 2025, $332.5 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,757.2 million of available borrowing capacity under the Revolver as of March 31, 2025. The weighted average interest rate under the Revolver and term loan credit facility at March 31, 2025 was 5.62%.

Term Loan Credit Facility
On September 2, 2022, GLP Capital entered into a term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent and the other agents and lenders party thereto from time to time, providing for a $600 million delayed draw credit facility with a maturity date of September 2, 2027 (the "Term Loan Credit Facility"). The Term Loan Credit Facility is guaranteed by GLPI. The Company drew down the entire $600 million Term Loan Credit Facility in connection with the acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton.

Senior Unsecured Notes

At March 31, 2025, the Company had $6,025.0 million of outstanding senior unsecured notes (the "Senior Notes"). During the three months ended March 31, 2025, the Company redeemed its $850 million, 5.250% senior unsecured notes due June 2025. The notes were redeemed with cash on hand.

At March 31, 2025, the Company was in compliance with all required financial covenants on its debt obligations.

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

Real Estate Loans, net

The fair value of the Company's real estate loans are estimated based on the present value of the loans' future cash flows using a discounted cash flow analysis. The fair value of the loans is subject to fluctuations from changes in market interest rates at each reporting period and the fair value measurement is considered a Level 3 measurement as defined in ASC 820.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$168,875	$168,875	$462,632	$462,632
Investment securities held to maturity	—	—	560,832	561,154
Investment in leases, financing receivables, net	2,313,156	2,077,927	2,333,114	2,087,705
Investment in leases, sales type, net	245,661	283,074	254,821	280,970
Real estate loans, net	160,793	168,551	160,590	164,750
Deferred compensation plan assets	38,812	38,812	38,948	38,948
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	932,455	932,455	932,455	932,455
Senior Notes	6,025,000	5,861,537	6,875,000	6,665,565

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2025 and 2024.

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

Funding commitments

As of March 31, 2025, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at March 31, 2025
Relocation of Hollywood Casino Aurora	$225 million	None
Relocation of Hollywood Casino Joliet, construction of a hotel at Hollywood Casino Columbus and a hotel tower at the M Resort	$350 million	None
Construction improvements at Ameristar Casino Council Bluffs	(1)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$43.5 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$0.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$18.4 million
Call right to acquire Bally's Lincoln	$735 million	None

(1) The Company has agreed to fund, if requested by PENN at their sole discretion, on or before March 1, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

10.    Revenue Recognition

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

Details of the Company's income from real estate for the three months ended March 31, 2025 was as follows (in thousands):

Three Months Ended March 31, 2025
Building base rent	$299,507
Land base rent	49,523
Percentage rent and other rental revenue	18,109
Interest income on real estate loans	3,459
Total cash income	$370,598
Straight-line rent adjustments	8,412
Ground rent in revenue	9,329
Accretion on financing receivables	6,896
Total income from real estate	$395,235
As of March 31, 2025, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2025 (remainder of year)	$957,065	$32,145	$11,661	$1,000,871
2026	1,250,162	47,284	15,619	1,313,065
2027	1,240,426	46,191	15,154	1,301,771
2028	1,242,572	39,302	15,036	1,296,910
2029	1,224,533	33,624	15,036	1,273,193
Thereafter	4,818,413	7,044	73,552	4,899,009
Total	$10,733,171	$205,590	$146,058	$11,084,819
(1)    Includes a $3.6 million tenant improvement allowance that is being amortized over the life of a tenant lease and excludes deferred income on the Bally's Chicago Land Lease as the facility is under development and as such is not ready for its intended use.
The table above presents the cash rent the Company expects to receive from its tenants, offset by adjustments to recognize this rent on a straight-line basis over the lease term. The Company also includes the future non-cash revenue it expects to recognize from the fixed portion of tenant paid ground leases in the table above. See Note 3 for the future contractual cash receipts to be received by the Company under its Investment in leases.
The Company may periodically loan funds to casino owner-operators for the purchase of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned. See Note 5 for further details.

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities. The Company's participating securities are related to certain employee equity awards that receive non-forfeitable dividends. Specifically, time based restricted stock awards receive non-forfeitable dividends equivalent to what common shareholders receive during these awards vesting periods. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. The effect of the conversion of the LTIP Units and OP Units to common shares is excluded from the computation of basic and diluted earnings per share because the exchange of LTIP Units and OP Units into common stock is on a one-for-one basis and all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	274,827	271,490
Assumed conversion of restricted stock awards	86	117
Assumed conversion of performance-based restricted stock awards	327	419
Dilution attributable to equity forward contract	163	—
Diluted weighted-average common shares outstanding	275,403	272,026

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$165,184	$174,464
Less: Net income allocated to participating securities	(148)	(75)
Net income for earnings per share purposes	$165,036	$174,389
Weighted-average common shares outstanding	274,827	271,490
Basic EPS	$0.60	$0.64

Calculation of diluted EPS:
Net income attributable to common shareholders	$165,184	$174,464
Diluted weighted-average common shares outstanding	275,403	272,026
Diluted EPS	$0.60	$0.64

Antidilutive securities excluded from the computation of diluted earnings per share	8	198

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

In connection with the 2022 ATM Program, the Company engaged a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement. During the three months ended March 31, 2024, the Company sold 0.2 million shares of its common stock under the 2022 ATM Program which raised net proceeds of $9.0 million. The Company has entered into a forward sale agreement to sell 8,170,387 shares for a net sales price of $409.3 million subject to certain contractual adjustments. Settlement of this forward sale agreement is expected to occur in June 2025. No amounts have been recorded on the Company's balance sheet with respect to these forward sale agreements. Reflecting the impact of these forward sale agreements, the Company had $34.2 million remaining for issuance under the 2022 ATM Program at March 31, 2025.

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

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As of March 31, 2025, the Company holds a 97.0% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.3 million and $6.1 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three month periods ended March 31, 2025 and March 31, 2024, respectively.

The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2025 and 2024:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873

2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340

In addition, for the three months ended March 31, 2025 and March 31, 2024, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.2 million, respectively.

13.    Stock-Based Compensation

The Company accounts for stock compensation under ASC 718 - Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of the Company's time-based restricted stock and time-based LTIP awards are equivalent to the closing stock price on the day prior to grant. The Company utilizes a third party valuation firm to measure the fair value of performance-based restricted stock awards and performance-based LTIP awards at the grant date using a Monte Carlo simulation model.

As of March 31, 2025, there was $7.0 million of total unrecognized compensation cost for time based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.53 years. For the three months ended March 31, 2025, the Company recognized $2.2 million of compensation expense associated with these awards, compared to $4.2 million for the three months ended March 31, 2024, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on time based restricted stock award activity for the three months ended March 31, 2025:

Number of Award Shares
Outstanding at December 31, 2024	284,843
Granted	191,307
Released	(229,662)
Outstanding at March 31, 2025	246,488

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of March 31, 2025, there was $18.2 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.81 years.  For the three months ended March 31, 2025, the Company recognized $3.1 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.9 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2025:

Number of Performance-Based Award Shares
Outstanding at December 31, 2024	1,537,000
Granted	205,000
Released	(488,500)
Canceled	(11,500)
Outstanding at March 31, 2025	1,242,000

As of March 31, 2025, there was $1.3 million of total unrecognized compensation cost for time based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.76 years. For the three months ended March 31, 2025, the Company recognized $2.8 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on time based LTIP award activity for the three months ended March 31, 2025:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	85,000
Released	—
Canceled	—
Outstanding at March 31, 2025	85,000

Performance-based LTIP awards were issued in the three month period ended March 31, 2025 and have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of March 31, 2025, there was $8.6 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.76 years.  For the three months ended March 31, 2025, the Company recognized $0.8 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on performance-based LTIP award activity for the three months ended March 31, 2025:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	340,000
Released	—
Canceled	—
Outstanding at March 31, 2025	340,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for interest	$125,872	$79,034

The increase in cash paid for interest was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.
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

15.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. No acquisitions closed during the three month period ended March 31, 2025.

Prior year acquisitions

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three months ended March 31, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•our or our partner’s ability to successfully complete construction of various casino projects currently under development for which we have agreed to provide construction development funding, including Bally’s Chicago (as defined below), and the ability and willingness of our partners to meet and/or perform their respective obligations under the applicable construction financing and/or development documents;

•the impact that higher inflation rates and interest rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;

•unforeseen consequences related to United States ("U.S.") government, economic, monetary or trade policies and stimulus packages on inflation rates, interest rates and economic growth;

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

•our ability to access capital through debt and equity markets in amounts and at rates and costs acceptable to GLPI, including for the satisfaction of our funding commitments to the extent drawn by our partners, acquisitions or refinancings due to maturities;

•the ability of our tenants to decline our funding commitments by seeking alternative financing solutions and/or if our tenants do elect to utilize our funding commitments, the amounts drawn and the timing of these draws may be different than what the Company assumed;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

Company Overview
GLPI is a self-administered and self-managed REIT headquartered in Wyomissing, Pennsylvania. GLPI was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN. On November 1, 2013, PENN contributed to GLPI, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville and then spun-off GLPI to holders of PENN's common and preferred stock in a tax-free distribution (the "Spin-Off").

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of March 31, 2025, GLPI holds a 97.0% controlling financial interest in the operating partnership.

Business Strategy

We seek to provide an opportunity to invest in the growth opportunities afforded by the gaming industry, with the stability and cash flow opportunities of a REIT. Our primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Under these arrangements, in addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Property and lease information

The Company has disclosed the following key terms of its Master Leases and Single Property Leases in the tables below, along with the properties within each lease at March 31, 2025. We believe the following key terms are important for users of our financial statements to understand.

•The Coverage ratio is a defined term in each respective lease agreement with our tenants and represents the ratio of Adjusted EBITDAR to rent expense for the properties contained within each lease. Adjusted EBITDAR is defined in each respective lease but is generally consistent with the Company's definition of Adjusted EBITDA (as defined on page 42) plus rent expense paid to GLPI.

•Certain leases have a Minimum Escalator Coverage Ratio Governor as disclosed below. Before a rent escalation of up to 2% on the building base rent component of each lease can occur, the minimum coverage ratio for these leases needs to be 1.8 to 1 for the applicable lease year.

•The reported Coverage ratios below with respect to our tenants' rent coverage over the trailing twelve months were provided by our tenants for the most recently available time period. GLPI has not independently verified the accuracy of the tenants' information and therefore makes no representation as to its accuracy. Rent coverage ratios are not reported for ground leases and development projects nor on leases that have been in effect for less than twelve months.

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at December 31, 2024	1.91		2.17
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		Nov-28
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(1)
Coverage ratio at December 31, 2024	1.73 (2)		2.01
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

(2)    Coverage ratio for escalation purposes excludes adjusted revenue and rent attributable to the Plainridge Park facility as well as certain other fixed rent amounts.

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	DraftKings at Casino Queen	East St. Louis, IL
	Bally's Shreveport	Shreveport, LA	The Queen Baton Rouge	Baton Rouge, LA
			Casino Queen Marquette	Marquette, IA
			Belle of Baton Rouge	Baton Rouge, LA
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.4
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at December 31, 2024	N/A		2.34
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A

(1)    The default adjusted revenue to rent coverage declines to 1.2 if the annual rent equals or exceeds $60 million on an annual basis.
(2)    If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

(3)    Rent increases by 0.5% for the first six years. Beginning in the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year.

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		1.75% (1)
Coverage ratio at December 31, 2024	2.51		1.87
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    Building base rent will be increased by 1.75% in the 7th and 8th lease year and 2% in the 9th lease year and each year thereafter.

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at December 31, 2024	2.39		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		Jun-26
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease	MD Live! Lease
Operator	Boyd	Caesar	PENN	Cordish
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown	Live! Casino & Hotel Maryland
	Cincinnati, OH	St. Louis, MO	Morgantown, PA	Hanover, MD
Commencement Date	10/15/2018	9/29/2020	10/1/2020	12/29/2021
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040	12/31/2060
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A	1.4
Competitive Radius Landlord Protection	Yes	Yes	N/A	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.25% (1)	1.50% (2)	1.75%
Coverage ratio at December 31, 2024	3.36	1.97	N/A	3.56
Minimum Escalator Coverage Governor	1.8	N/A	N/A	N/A
Yearly Anniversary for Realization	May	October	December	January
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A	N/A
Next Reset	May 2026	N/A	N/A	N/A

(1)    For the second through fifth lease years, after which time the annual escalation becomes 1.75% for the 6th and 7th lease years and then 2% for the remaining term of the lease.

(2)    Increases by 1.5% on the opening date (which occurred on December 22, 2021) and for the first three lease years. Commencing on the fourth anniversary of the opening date and for each anniversary thereafter, if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

Single Property Leases
	Tropicana Lease	Tioga Downs Lease	Rockford Lease	Chicago Lease
Operator	Bally's	American Racing and Entertainment	(managed by Hard Rock)	Bally's
Properties	Tropicana Las Vegas	Tioga Downs	Hard Rock Casino Rockford	Bally's Chicago Development
	Las Vegas, NV	Nicholas, NY	Rockford, IL	Chicago, IL
Commencement Date	9/26/2022	2/6/2024	8/29/2023	9/11/2024
Lease Expiration Date	9/25/2072	2/28/2054	8/31/2122	11/30/2121 (3)
Remaining Renewal Terms	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)	None	(3)
Corporate Guarantee	Yes	Yes	No	(3)
Technical Default Landlord Protection	Yes	Yes	Yes	(3)
Default Adjusted Revenue to Rent Coverage	1.4	1.4	1.4	(3)
Competitive Radius Landlord Protection	Yes	Yes	Yes	(3)
Escalator Details
Yearly Base Rent Escalator Maximum	(1)	1.75% (2)	2%	(3)
Coverage ratio at December 31, 2024	N/A	N/A	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A	N/A
Yearly Anniversary for Realization	October	March	September	(3)
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A	N/A

(1)    If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

(2)    Increases by 1.75% beginning with the first anniversary and increases to 2% beginning in year fifteen of the lease through the remainder of the initial lease term.

(3)    The Company is currently in the process of amending and restating the lease to have an initial lease term of 15 years followed by multiple renewal extensions to be agreed upon between Bally's and the Company. The lease is also anticipated to have lease terms generally consistent with the terms of the Bally's Master Lease except as modified by the binding term sheet.

Funding commitments

As of March 31, 2025, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at March 31, 2025
Relocation of Hollywood Casino Aurora	$225 million	None
Relocation of Hollywood Casino Joliet, construction of a hotel at Hollywood Casino Columbus and a hotel tower at the M Resort	$350 million	None
Construction improvements at Ameristar Casino Council Bluffs	(1)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$43.5 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$0.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$18.4 million
Call right to acquire Bally's Lincoln	$735 million	None

(1) The Company has agreed to fund, if requested by PENN at their sole discretion, on or before March 1, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three months ended March 31, 2025.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $395.2 million and $258.8 million, respectively, for the three months ended March 31, 2025, compared to $376.0 million and $257.6 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

•Total income from real estate increased by $19.3 million to $395.2 million for the three months ended March 31, 2025 compared to $376.0 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $20.2 million for the three months ended March 31, 2025.

Additionally, the three months ended March 31, 2025 benefited by $5.2 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $1.5 million and higher ground rent revenue of $0.8 million. The Company also recognized lower accretion of $1.0 million on its Investment in leases and unfavorable straight-line rent adjustments of $7.4 million compared to the corresponding period in the prior year.
•Total operating expenses increased by $18.0 million for the three months ended March 31, 2025 as compared to the corresponding period in the prior year. The primary reason for the increase was due to an increase in the provision for credit losses of $16.0 million during the three months ended March 31, 2025. The provision increase was due primarily from a more pessimistic forward looking economic forecast at March 31, 2025. The Company incurred higher land rights and ground lease expense of $1.7 million due to the acquisition of the assets in Bally's Master Lease II. Additionally, general and administrative expenses increased by $0.8 million due primarily from higher stock based compensation expense of $0.7 million. Partially offsetting these increases was a decline in depreciation expense of $0.3 million.

•Other expenses increased by $10.5 million for the three months ended March 31, 2025, primarily due to higher interest expense of $10.6 million associated with the Company's increased borrowings to fund our recent acquisitions and prefunding the redemption of our $850 million, 5.25% senior unsecured note that occurred in March 2025.

•Net income decreased by $9.2 million for the three months ended March 31, 2025, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

•The risks related to economic conditions, including volatility in the financial markets, high inflation levels and the effect of such conditions on consumer spending for leisure and gaming activities, which may negatively impact our gaming tenants and operators and the variable rent and certain annual rent escalators we receive from our tenants.

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

The consolidated results of operations for the three months ended March 31, 2025 and 2024 are summarized below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenues	$395,235	$375,964
Total operating expenses	136,401	118,358
Income from operations	258,834	257,606
Total other expenses	(87,916)	(77,443)
Income before income taxes	170,918	180,163
Income tax expense	564	637
Net income	$170,354	$179,526
Net income attributable to non-controlling interest in the Operating Partnership	(5,170)	(5,062)
Net income attributable to common shareholders	$165,184	$174,464

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$170,354	$179,526
Gains from dispositions of property, net of tax	(125)	—
Real estate depreciation	64,529	64,877
Funds from operations	$234,758	$244,403
Straight-line rent and deferred rent adjustments	(8,412)	(15,790)
Other depreciation	483	483
Provision (benefit) for credit losses, net	39,246	23,294
Amortization of land rights	4,270	3,276
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,232	2,684
Stock based compensation	8,858	8,122
Accretion on investment in leases, financing receivables	(6,896)	(7,884)
Non-cash adjustment to financing lease liabilities	98	117
Capitalized interest	(3,605)	—
Capital maintenance expenditures	(36)	(90)
Adjusted funds from operations	$271,996	$258,615
Interest, net	87,149	76,768
Income tax expense	564	637
Capital maintenance expenditures	36	90
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,232)	(2,684)
Capitalized interest	3,605	—
Adjusted EBITDA	$360,118	$333,426

Net income, FFO, AFFO and Adjusted EBITDA were $170.4 million, $234.8 million, $272.0 million, and $360.1 million for the three months ended March 31, 2025, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $179.5 million, $244.4 million, $258.6 million and $333.4 million for the corresponding period in the prior year. The decrease in net income of $9.2 million was primarily attributable to increased operating expenses of $18.0 million (which was driven by the increase in provision for credit losses of $16.0 million) and higher other expenses of $10.5 million (driven by higher interest expense to partially finance our acquisitions) partially offset by an increase in total revenues of $19.3 million.
The decrease in FFO for the three months ended March 31, 2025 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2025	2024	Variance	Variance
Rental income	$340,252	$330,582	$9,670	2.9%
Income from investment in leases, financing receivables	47,764	44,305	3,459	7.8%
Income from sales type leases	3,760	—	3,760	N/A
Interest income from real estate loans	3,459	1,077	2,382	N/A
Total income from real estate	$395,235	$375,964	$19,271	5.1%

Total income from real estate

•Total income from real estate increased by $19.3 million to $395.2 million for the three months ended March 31, 2025 compared to $376.0 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $20.2 million for the three months ended March 31, 2025. Additionally, the three months ended March 31, 2025 benefited by $5.2 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $1.5 million and higher ground rent revenue of $0.8 million. The Company also recognized lower accretion of $1.0 million on its Investment in leases and unfavorable straight-line rent adjustments of $7.4 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three months ended March 31, 2025 was as follows (in thousands)

Three Months Ended March 31, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$54,152	$10,759	$6,561	$—	$71,472	$4,952	$473	$—	$76,897
PENN 2023 Master Lease	59,797	—	(121)	—	59,676	4,738	—	—	64,414
Amended Pinnacle Master Lease	61,482	17,814	8,122	—	87,418	1,858	2,061	—	91,337
PENN Morgantown Lease	—	796	—	—	796	—	—	—	796
Caesars Master Lease	16,302	5,932	—	—	22,234	1,916	330	—	24,480
Horseshoe St. Louis Lease	5,991	—	—	—	5,991	324	—	—	6,315
Boyd Master Lease	20,470	2,946	3,047	—	26,463	(350)	432	—	26,545
Boyd Belterra Lease	724	473	500	—	1,697	(25)	—	—	1,672
Bally's Master Lease	26,411	—	—	—	26,411	—	2,555	—	28,966
Bally's Master Lease II	8,048	—	—		8,048	—	954	—	9,002
Maryland Live! Lease	19,412	—	—	—	19,412	—	2,108	3,288	24,808
Pennsylvania Live! Master Lease	12,793	—	—	—	12,793	—	308	2,238	15,339
Casino Queen Master Lease	7,974	—	—	—	7,974	(1)	—	—	7,973
Tropicana Las Vegas Lease	—	3,763	—	—	3,763	—	—	(3)	3,760
Rockford Lease	—	2,040	—	—	2,040	—	—	507	2,547
Rockford Loan	—	—	—	3,000	3,000	—	—	—	3,000
Tioga Downs Lease	3,652	—	—	—	3,652	—	2	572	4,226
Strategic Gaming Leases	2,299	—	—		2,299	—	106	294	2,699
Bally's Chicago	—	5,000	—		5,000	(5,000)	—	—	—
Ione Loan	—	—	—	459	459	—	—	—	459
Total	$299,507	$49,523	$18,109	$3,459	$370,598	$8,412	$9,329	$6,896	$395,235

(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

Three Months Ended March 31, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$53,090	$10,759	$6,519	$—	$70,368	$4,952	$569	$—	$75,889
PENN 2023 Master Lease	58,913	—	(107)	—	58,806	5,622	—	—	64,428
Amended Pinnacle Master Lease	60,277	17,814	7,164	—	85,255	1,858	2,063	—	89,176
PENN Morgantown Lease	—	784	—	—	784	—	—	—	784
Caesars Master Lease	16,022	5,932	—	—	21,954	2,196	330	—	24,480
Horseshoe St. Louis Lease	5,918	—	—	—	5,918	399	—	—	6,317
Boyd Master Lease	20,068	2,946	2,566	—	25,580	574	432	—	26,586
Boyd Belterra Lease	709	473	472	—	1,654	151	—	—	1,805
Bally's Master Lease	25,893	—	—	—	25,893	—	2,689	—	28,582
Maryland Live! Lease	19,078	—	—	—	19,078	—	2,160	4,529	25,767
Pennsylvania Live! Master Lease	12,573	—	—	—	12,573	—	311	2,273	15,157
Casino Queen Master Lease	7,905	—	—	—	7,905	38	—	—	7,943
Tropicana Las Vegas Lease	—	2,678	—	—	2,678	—	—	—	2,678
Rockford Lease	—	2,000	—	—	2,000	—	—	498	2,498
Rockford Loan	—	—	—	1,077	1,077	—	—	—	1,077
Tioga Lease	2,212	—	—	—	2,212	—	1	584	2,797
Total	$282,658	$43,386	$16,614	$1,077	$343,735	$15,790	$8,555	$7,884	$375,964

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

The Company recognizes earnings on Investment in leases, financing receivables and Investment in leases, sales type based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on financing leases represent earnings recognized in excess of cash received during the period.

Operating expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	$13,555	$11,818	$1,737	14.7%
General and administrative	18,713	17,886	827	4.6%
Gains from dispositions	(125)	—	(125)	N/A
Depreciation	65,012	65,360	(348)	(0.5)%
Provision for credit losses	39,246	23,294	15,952	68.5%
Total operating expenses	$136,401	$118,358	$18,043	15.2%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $1.7 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year due to the acquisition of the real estate assets in Bally's Master Lease II.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $0.8 million for the three months ended March 31, 2025 as compared to the corresponding period in the prior year. This was due primarily to higher stock based compensation expense of $0.7 million.

Depreciation

Depreciation expense decreased by $0.3 million for the three months ended March 31, 2025 as compared to the corresponding period in the prior year.

Provision for credit losses

The Company recorded a provision for credit losses of $39.2 million for the three months ended March 31, 2025 compared to a provision of $23.3 million for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, financing receivables, net as well as the Company's real estate loans and related loan commitment.

The reason for the increased provision during the three months ended March 31, 2025 was due to a more pessimistic forward looking economic forecast utilized in our CECL reserve calculation. Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2025	2024	Variance	Variance
Interest expense	$(97,272)	$(86,675)	$(10,597)	12.2%
Interest income	9,356	9,232	124	1.3%
Total other expenses	$(87,916)	$(77,443)	$(10,473)	13.5%

Interest expense

Interest expense increased by $10.6 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.

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

The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $252.5 million and $257.9 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by operating activities of $5.4 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $26.9 million along with decreases in cash paid for operating expenses of $2.6 million and an increase in interest income of $13.2 million. This was offset by increases in cash paid for employees and cash paid for interest of $1.3 million and $46.8 million respectively. The increase in cash receipts collected from our customers for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations and the increase in interest expense was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.
Investing activities provided cash of $534.0 million and used cash of $448.4 million during the three months ended March 31, 2025 and 2024, respectively.  Net cash provided by investing activities during the three months ended March 31, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by Ione Loan fundings of $3.2 million, and capital expenditures of $12.9 million. The net cash used in investing activities for the three months ended March 31, 2024 consisted primarily of $93.3 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, the purchase of zero coupon U.S. Treasury Bills totaling $341.0 million and Ione Loan fundings of $14.0 million.

Financing activities used cash of $1,080.3 million and $281.9 million during the three months ended March 31, 2025 and 2024, respectively. Net cash used in financing activities during the three months ended March 31, 2025 was driven by the repayment of long term debt of $850.1 million, dividend payments of $209.1 million, non-controlling interest distributions of $6.3 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million. Cash used in financing activities during the three months ended March 31, 2024 was driven by the repayment of long term debt of $63.5 million, dividend payments of $206.6 million, noncontrolling interest distributions of $6.1 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million, partially offset by proceeds from the issuance of common stock, net of costs of $9.0 million.

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

During the three months ended March 31, 2025 and 2024, we spent approximately $12.9 million and $0.1 million, respectively, for capital expenditures. The majority of the capital expenditures in 2025 were related to a land side and hotel development project at The Belle.

Debt

The Company has access to a $2.09 billion variable rate revolving credit facility under its credit Agreement, as amended (the "Amended Credit Agreement") of which $332.5 million is outstanding as of March 31, 2025. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,757.2 million of available borrowing capacity under the Amended Credit Agreement as of March 31, 2025.

The Company has $6.89 billion of debt outstanding with a weighted average maturity and interest rate of 6.3 years and 5.06%, respectively as of March 31, 2025. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. During the three month period ended March 31, 2025, the Company redeemed its $850 million 5.250% note that was due in June 2025. See Note 7 for the future minimum repayments of the Company's debt obligations.

GLPI owns 97.0% of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement and our ability to raise equity proceeds (including the Company's forward sale agreement that is anticipated to be settled in June of 2025), will be adequate to meet our anticipated debt service requirements, funding commitments, capital expenditures, working capital needs and dividend requirements for the next twelve months and beyond.

In late December 2022, the Company refreshed its ATM capacity to $1 billion (the "2022 ATM Program"). As of March 31, 2025, the Company had $34.2 million remaining for issuance under the 2022 ATM Program. Once the 2022 ATM Program is exhausted, the Company would expect to enter into a new program.

We expect the majority of our future growth to come from funding commitments to our tenants and acquisitions of gaming and other properties to lease to third parties. If we consummate significant transactions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2022 ATM Program and future ATM programs that we would expect to enter into once the 2022 ATM Program is fully utilized), issuance of additional OP Units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,957.7 million at March 31, 2025. Furthermore, $6,025.0 million of our obligations at March 31, 2025 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from April 15, 2026 to September 15, 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2025 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at March 31, 2025.

	04/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	Thereafter	Total	Fair Value at 3/31/2025
	(in thousands)
Long-term debt:
Fixed rate	$—	$975,000	$—	$500,000	$750,000	$3,800,000	$6,025,000	$5,861,537
Average interest rate	—%	5.38%	—%	5.75%	5.30%	4.71%

Variable rate	$—	$—	$600,000	$332,455	$—	$—	$932,455	$932,455
Average interest rate (1)	—	—%	4.75%	4.84%	—%	0

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, we completed the implementation of a new general ledger system which constituted a change in the Company’s internal control over financial reporting. Management has taken appropriate steps to test and validate the design and operational effectiveness of the controls associated with the new system.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On March 14, 2025, Steven Ladany, the Company's Senior Vice President and Chief Development Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Ladany Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Ladany Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ladany Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 2, 2026 and January 30, 2026. The aggregate number of shares of common stock that will be available for sale under the Ladany Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 70,000.

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
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 24, 2025	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)