Form 10-Q
period 2025-06-30
Gaming & Leisure Properties, Inc.
filed 2025-07-24
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 18, 2025
Common Stock, par value $.01 per share	283,008,254

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net	$8,054,559	$8,148,719
Investment in leases, financing receivables, net	2,276,068	2,333,114
Investment in leases, sales-type, net	243,393	254,821
Real estate loans, net	161,168	160,590
Right-of-use assets and land rights, net	1,081,933	1,091,783
Cash and cash equivalents	604,164	462,632
Held to maturity investment securities	—	560,832
Other assets	70,783	63,458
Total assets	$12,492,068	$13,075,949

Liabilities
Accounts payable and accrued expenses	$5,564	$5,802
Accrued interest	93,622	105,752
Accrued salaries and wages	4,427	7,154
Operating lease liabilities	243,692	244,973
Financing lease liabilities	60,993	60,788
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	6,892,308	7,735,877
Deferred rental revenue	213,521	228,508
Other liabilities	44,631	41,571
Total liabilities	7,558,758	8,430,425

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2025 and December 31, 2024)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 283,007,539 and 274,422,549 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	2,830	2,744
Additional paid-in capital	6,608,591	6,209,827
Accumulated deficit	(2,057,380)	(1,944,009)
Accumulated other comprehensive income	837	—
Total equity attributable to Gaming and Leisure Properties	4,554,878	4,268,562
Noncontrolling interests in GLPI's Operating Partnership (8,224,939 units outstanding at June 30, 2025 and December 31, 2024, respectively)	378,432	376,962
Total equity	4,933,310	4,645,524
Total liabilities and equity	$12,492,068	$13,075,949

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$339,527	$332,815	$679,779	$663,397
Income from investment in leases, financing receivables	47,926	45,974	95,690	90,279
Income from sales-type lease	3,762	—	7,522	—
Interest income from real estate loans	3,661	1,837	7,120	2,914
Total income from real estate	394,876	380,626	790,111	756,590

Operating expenses
Land rights and ground lease expense	13,942	11,870	27,497	23,688
General and administrative	15,907	13,851	34,620	31,737
Gains from dispositions of property	—	—	(125)	—
Depreciation	69,235	65,262	134,247	130,622
Provision (benefit) for credit losses, net	53,728	(3,786)	92,974	19,508
Total operating expenses	152,812	87,197	289,213	205,555
Income from operations	242,064	293,429	500,898	551,035

Other income (expenses)
Interest expense	(89,934)	(86,670)	(187,206)	(173,345)
Interest income	4,580	8,065	13,936	17,297
Total other expenses	(85,354)	(78,605)	(173,270)	(156,048)

Income before income taxes	156,710	214,824	327,628	394,987
Income tax expense	545	412	1,109	1,049
Net income	$156,165	$214,412	$326,519	$393,938
Net income attributable to non-controlling interest in the Operating Partnership	(4,726)	(6,162)	(9,896)	(11,224)
Net income attributable to common shareholders	$151,439	$208,250	$316,623	$382,714

Earnings per common share:
Basic earnings attributable to common shareholders	$0.55	$0.77	$1.15	$1.41
Diluted earnings attributable to common shareholders	$0.54	$0.77	$1.14	$1.41

Other comprehensive income
Net income	156,165	214,412	326,519	393,938
Unrealized gain on cash flow hedges	864	—	864	—
Comprehensive income	157,029	214,412	327,383	393,938
Comprehensive income attributable to non-controlling interest in the Operating Partnership	(4,753)	(6,162)	(9,923)	(11,224)
Comprehensive income attributable to common shareholders	152,276	208,250	317,460	382,714

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	—	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	—	(209,061)
Distributions to non-controlling interest	—	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	—	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$—	$379,317	$4,594,528
Issuance of common stock, net of costs	8,170,387	82	402,956	—	—	—	403,038
Restricted stock and LTIP unit activity	4,153	—	5,286	—	—	870	6,156
Dividends paid ($0.78 per common share)	—	—	—	(220,933)	—	—	(220,933)
Unrealized gain on cash flow hedges	—	—	—	—	837	27	864
Issuance of operating partnership units	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(6,508)	(6,508)
Net income	—	—	—	151,439	—	4,726	156,165
Balance, June 30, 2025	283,007,539	$2,830	$6,608,591	$(2,057,380)	$837	$378,432	$4,933,310

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817
Restricted stock activity	—	—	5,426	—	—	5,426
Dividends paid ($0.76 per common share)	—	—	—	(206,583)	—	(206,583)
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	208,250	6,162	214,412
Balance, June 30, 2024	271,500,584	$2,715	$6,059,956	$(1,928,360)	$370,614	$4,504,925

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Six months ended June 30,	2025	2024

Operating activities
Net income	$326,519	$393,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,787	137,174
Amortization of debt issuance costs, bond premiums and original issuance discounts	6,459	5,369
Accretion on financing receivables	(13,762)	(14,660)
Accretion on held to maturity investment securities	10,837	(6,807)
Non-cash adjustment to financing lease liabilities	205	246
Gains from dispositions of property	(125)	—
Stock-based compensation	15,014	13,547
Straight-line rent and deferred rent adjustments	(14,845)	(31,580)
Provision (benefit) for credit losses, net	92,974	19,508
(Increase), decrease
Other assets	(8,336)	(4,895)
Increase, (decrease)
Accounts payable and accrued expenses	582	(1,082)
Accrued interest	(12,130)	(1,021)
Accrued salaries and wages	(2,727)	(3,831)
Other liabilities	2,415	4,051
Net cash provided by operating activities	545,867	509,957
Investing activities
Capital project expenditures	(33,941)	(7,064)
Capital maintenance expenditures	(157)	(552)
Proceeds from sales of property, net of costs	125	1,798
Investment in leases, financing receivables	—	(203,486)
Acquisition of real estate, net	(5,000)	(1,478)
Originations of real estate loans	(10,669)	(53,000)
Acquisition of held to maturity investment securities	—	(340,975)
Maturities of held to maturity investment securities	549,995	—
Net cash provided by (used in) investing activities	500,353	(604,757)
Financing activities
Dividends paid	(429,994)	(413,161)
Non-controlling interest distributions	(12,849)	(12,294)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,806)	(14,710)
Proceeds from issuance of common stock, net	403,037	9,016
Financing costs	8	—
Repayments of long-term debt	(850,084)	(63,540)
Net cash used in financing activities	(904,688)	(494,689)
Net decrease in cash and cash equivalents	141,532	(589,489)
Cash and cash equivalents at beginning of period	462,632	683,983
Cash and cash equivalents at end of period	$604,164	$94,494

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of June 30, 2025, GLPI owned 97.0% of the outstanding units of GLP Capital with the remaining 3.0% owned by third party limited partners who contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

All debt of the Company, including revolving credit facilities, term loans and senior unsecured notes, is incurred by GLP Capital and its subsidiaries. GLPI has fully and unconditionally guaranteed all of the Company's outstanding senior unsecured notes.

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

As of June 30, 2025, GLPI’s portfolio consisted of interests in 68 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

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
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease including, up to $225 million for the relocation of PENN's riverboat casino in Aurora at a 7.75% capitalization rate and, if requested by PENN, up to $130 million for the relocation of the Hollywood Casino Joliet, as well as $220 million for the construction of a hotel at Hollywood Casino Columbus and the construction of a second hotel tower at the M Resort Spa Casino each at then current market rates. As of June 30, 2025, PENN has requested $130 million in funding for the Joliet project, which will be subject to a 7.75% capitalization rate and is expected to be funded at or near the projected opening date of the new casino on August 11, 2025. The Company also funded $5 million to reimburse PENN for land site development costs for the Joliet project.

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

Bally's Master Lease, Bally's Chicago Lease, Bally's Master Lease II, the Amended and Restated Casino Queen Master Lease and the Tropicana Las Vegas Lease

The Company has several leases and development agreements with Bally's. The first lease was entered into on June 3, 2021 and subsequent to this date several additional real estate assets of Bally's have been added to this lease such that it now contains 8 real estate assets of Bally's (the "Bally's Master Lease"). The annual rent on the Bally's Master Lease is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago Casino Resort ("Bally's Chicago"). This development funding is expected to extend into 2027. The Company will own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made at an annual yield of 8.5%. As of June 30, 2025, no amounts have been funded by the Company.

On September 11, 2024, the Company assumed the ground lease between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into a Chicago development agreement for Bally's Chicago and amended the existing land lease to include the building (the "Chicago Lease"). The Chicago Lease has an initial term of 15 years, followed by four 5-year renewals, exercisable at the tenant's option. The Chicago Lease's annual rent increases if the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City and Bally’s Shreveport. The two properties are in a master lease that is cross-defaulted with the existing Bally’s Master Lease (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

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

On February 7, 2025, Bally's completed its merger transactions with Standard General L.P. and its affiliates, and pursuant to the terms of the merger agreement, The Queen Casino & Entertainment ("Casino Queen") is now a subsidiary of Bally's.

The Company has a master lease with Casino Queen which became effective December 17, 2021 (the "Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years, with no purchase option, with four separate five year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease will transition to Bally's Master Lease II. The associated corporate guarantee has been removed and replaced by guarantees from several Bally's entities. Additionally, annual rental income of $28.9 million will be reallocated from the Casino Queen Master Lease to Bally's Master Lease II. See Note 16 for additional discussion.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside move and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project, of which $59.3 million has been funded as of June 30, 2025. The landside development is expected to be completed in the fourth quarter of 2025, whereas the hotel opened to the public on March 31, 2025. GLPI will own the new facility and Casino Queen will pay an incremental rental yield of 9% on the development funding beginning a year from the initial disbursement of funds, which occurred on May 30, 2024. Rent will be deferred on the landside development project until it is ready for its intended use.

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

In addition to the Rockford Lease, the Company committed to provide development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. As of June 30, 2025, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

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

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado Franklin Hotel & Gaming Complex ("Silverado"), the Deadwood Mountain Grand ("DMG") casino, and Baldini's Casino ("Baldini's") from Strategic. Simultaneous with the acquisition, GLP Capital and affiliates of Strategic entered into two cross-defaulted triple-net lease agreements, each for an initial 25-year term with no purchase option and two ten-year renewal periods (exercisable by the tenant) (the "Strategic Gaming Leases"). The initial annual rent is subject to a 2% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year eleven of the lease, at the greater of 2% or CPI capped at 2.5%.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of June 30, 2025, $25.8 million was advanced and outstanding under the Ione Loan which has a 5-year term.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2024 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other than what is described below.

Derivative Financial Instruments

During the three month period ended June 30, 2025, the Company entered into a forward starting interest rate swap indexed to USD-SOFR, with a $100 million notional and a ten year term. The swap was designated as a cash flow hedge to mitigate the risk of variability in future interest payments associated with the expected issuance of senior unsecured notes.

The derivative instrument is recorded at fair value in either Other Assets or Other Liabilities on the Balance Sheet, with changes in fair value recognized in Other Comprehensive Income (OCI) in the statement of operations and comprehensive income, as the hedge qualifies for cash flow hedge accounting under ASC 815.

The Company formally documented the hedge relationship at the contract's inception, including the identification of the hedging instrument and the hedged expected transaction, risk management objectives, and the method used to assess hedge effectiveness.

The Company evaluates hedge effectiveness on a quarterly basis. If it determines that a hedge is no longer highly effective, hedge accounting is discontinued prospectively, and subsequent changes in fair value are recognized in earnings. Amounts previously recorded in OCI are reclassified to earnings as the hedged interest payments are recognized.

3.    Investment in leases, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks due to the leases' significant initial lease terms. Additionally, in 2024, the Company reassessed the Tropicana Las Vegas Lease which resulted in the lease being classified as a sales type lease. The following is a summary of the balances of the Company's Investment in leases, financing receivables and investment in leases, sales type (in thousands).

	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$701,037	$9,725,074	$708,456	$9,806,998
Estimated residual values of lease property (unguaranteed)	278,500	1,276,674	278,500	1,276,674
Total	979,537	11,001,748	986,956	11,083,672
Less: Unearned income	(701,038)	(8,620,803)	(708,454)	(8,716,493)
Less: Allowance for credit losses	(35,106)	(104,877)	(23,681)	(34,065)
Investment in leases, net	$243,393	$2,276,068	$254,821	$2,333,114

The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2025 for the Company's Investment in leases, financing receivables was $2,300.4 million and $80.5 million compared to $2,290.0 million and $77.1 million at December 31, 2024. The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2025 for the Company's Investment in leases, sales type was $255.9 million and $22.6 million compared to $256.7 million and $21.8 million at December 31, 2024.

At June 30, 2025, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales Type	Future Minimum Lease Payments - Financing Receivables
2025 (remainder of year)	$7,418	$82,178
2026	14,837	166,917
2027	14,837	169,858
2028	14,837	172,851
2029	14,837	175,897
Thereafter	634,271	8,957,373
Total	$701,037	$9,725,074
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of June 30, 2025 and December 31, 2024.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025	Change in Allowance	Balance at June 30, 2025
Maryland Live! Lease	$8,732	$5,696	14,428	14,143	28,571
Pennsylvania Live! Master Lease	18,471	12,286	30,757	20,223	50,980
Rockford Lease	3,077	2,041	5,118	4,788	9,906
Tioga Downs Lease	2,651	3,767	6,418	3,105	9,523
Strategic Lease	1,134	3,067	4,201	$1,696	5,897
Tropicana LV Lease	23,681	9,157	32,838	$2,268	35,106
Totals	$57,746	$36,014	$93,760	$46,223	$139,983

	Balance at December 31, 2023	Change in Allowance	Balance at March 31, 2024	Change in Allowance	Balance at June 30, 2024
Maryland Live! Lease	$5,661	$7,094	12,755	(1,871)	10,884
Pennsylvania Live! Master Lease	13,636	12,949	26,585	(1,854)	24,731
Rockford Lease	2,674	582	3,256	$(303)	2,953
Tioga Downs Lease	—	1,579	1,579	(150)	1,429
Strategic Lease	$—	$—	$—	$856	856
Totals	$21,971	$22,204	$44,175	$(3,322)	$40,853

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of June 30, 2025 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at June 30, 2025	Allowance as a percentage of outstanding financing receivable
2024	$297,411	$(15,420)	$281,991	(5.18)%
2023	103,889	(9,906)	93,983	(9.54)%
2022	718,074	(50,980)	667,094	(7.10)%
2021	1,261,571	(28,571)	1,233,000	(2.26)%
Total	$2,380,945	$(104,877)	$2,276,068	(4.40)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of June 30, 2025 (in thousands):

Origination year	Investment in leases, sales-type	Allowance for credit losses	Amortized cost basis at June 30, 2025	Allowance as a percentage of outstanding financing receivable
2024	$278,499	$(35,106)	$243,393	(12.61)%

During the three and six months ended June 30, 2025, the Company recorded net provisions for credit losses of $46.2 million and $82.2 million, respectively, related to investments in leases, financing receivables, and sales-type leases. These provisions were primarily driven by a sequential deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations. The macroeconomic forecast as of March 31, 2025, was more pessimistic than the forecast used as of December 31, 2024, resulting in a provision during the three months ended March 31, 2025. The outlook further deteriorated as of June 30, 2025, leading to an additional provision during the three months ended June 30, 2025.

During the three and six months ended June 30, 2024, the Company recorded a benefit for credit losses of $3.3 million and a provision for credit losses of $18.9 million, respectively, related to investment in leases, financing receivables. The benefit in the three months ended June 30, 2024 was primarily due to changes in probability weighting of the economic forecast scenarios used, which are obtained from a third-party provider. The net provision for the six months ended June 30, 2024, was primarily attributable to a decline in the estimated real estate values underlying the Company's investment in leases, financing receivables. These values are estimated based on actual and projected trends in the Commercial Real Estate Price Index, which declined as of June 30, 2024, compared to December 31, 2023.

Differences in the allowance as a percentage of outstanding financing receivables for leases originated in different calendar years, as shown in the table, reflect various factors, including but not limited to, expected rent coverage ratios and loan-to-value ratios. Future changes in economic projections, scenario probabilities, estimated real estate values, and earnings assumptions at the underlying facilities may result in additional non-cash provisions or recoveries in future periods that could materially affect future results of operations.

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and are summarized as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Land and improvements	$3,588,793	$3,583,793
Building and improvements	6,998,361	6,962,126
Construction in progress	35,535	39,542
Total real estate investments	10,622,689	10,585,461
Less accumulated depreciation	(2,568,130)	(2,436,742)
Real estate investments, net	$8,054,559	$8,148,719

As discussed in Note 1, the Company reimbursed PENN $5 million for land site development costs for the new Joliet casino that is being developed. The increase in buildings and improvements relates to the completion of the hotel development for The Belle. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real estate loans, net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of June 30, 2025 and December 31, 2024, the entire $150 million commitment was drawn. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% from 10% with a maturity date of June 30, 2026, subject to a 6 month extension.

The Company also entered into the Ione Loan for up to $110 million, of which $25.8 million and $15.2 million was drawn as of June 30, 2025 and December 31, 2024, respectively. The following is a summary of the balances of the Company's Real estate loans, net.

	June 30, 2025	December 31, 2024
	(in thousands)
Real estate loans	$175,829	$165,160
Less: Allowance for credit losses	(14,661)	(4,570)
Real estate loans, net	$161,168	$160,590

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Total
December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	$(7,426)	$(150)	$(7,576)
Change in allowance	$(6,877)	$(208)	$(7,085)
Ending balance at June 30, 2025	$(14,303)	$(358)	$(14,661)

Rockford Loan
Balance at December 31, 2023	$(964)
Change in allowance	(729)
Ending balance at March 31, 2024	$(1,693)
Change in allowance	$(935)
Ending balance at June 30, 2024	$(2,628)

The amortized cost basis of the Company's real estate loans, financing receivables by year of origination is shown below as of June 30, 2025 (in thousands):

Origination year	Real estate loans	Allowance for credit losses	Amortized cost basis at June 30, 2025	Allowance as a percentage of outstanding real estate loans
2024	$25,829	$(358)	$25,471	(1.39)%
2023	150,000	(14,303)	135,697	(9.54)%
Total	$175,829	$(14,661)	$161,168	(8.34)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $7.1 million and $10.1 million for the three month and six month period ended June 30, 2025 on the Company's real estate loans, respectively. The Company recorded a provision for credit losses of $0.9 million and $1.7 million for the three month and six months ended June 30, 2024 on the Rockford Loan.

Additionally, the Company recorded a provision of $0.4 million and $0.6 million during the three month and six month period ended June 30, 2025 on unfunded loan commitments compared to a benefit of $1.4 million and $1.0 million during the three month and six month period ended June 30, 2024. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $1.2 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively. The Company's borrowers were current on their loan obligations as of June 30, 2025 and December 31, 2024.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	June 30, 2025	December 31, 2024
Right-of use assets - operating leases	$243,283	$244,594
Land rights, net	838,650	847,189
Right-of-use assets and land rights, net	$1,081,933	$1,091,783

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Land rights	$948,304	$948,303
Less accumulated amortization	(109,654)	(101,114)
Land rights, net	$838,650	$847,189

As of June 30, 2025, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$8,540
2026	17,079
2027	17,079
2028	17,079
2029	17,079
Thereafter	761,794
Total	$838,650

Operating Lease Liabilities

At June 30, 2025, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$8,612
2026	17,291
2027	16,786
2028	16,673
2029	16,710
Thereafter	787,924
Total lease payments	$863,996
Less: interest	(620,304)
Present value of lease liabilities	$243,692

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$4,315	$3,635	$8,630	$7,264
Variable lease cost	5,357	4,958	10,327	9,872
Amortization of land right assets	4,270	3,276	8,540	6,552
Total lease cost	$13,942	$11,869	$27,497	$23,688

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2025
Weighted average remaining lease term - operating leases	52.78 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$416	$414	$831	$829

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations. At June 30, 2025, payments under the Company's financing lease liabilities were as follows (in thousands):

2025 (remainder of year)	$1,350
2026	2,712
2027	2,735
2028	2,758
2029	2,782
Thereafter	311,040
Total lease payments	$323,377
Less: Interest	(262,384)
Present value of finance lease liability	$60,993

7.    Long-term Debt

Long-term debt is as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$332,455	$332,455
Term Loan Credit Facility due September 2027	600,000	600,000
$850 million 5.250% senior unsecured notes due June 2025	—	850,000
$975 million 5.375% senior unsecured notes due April 2026	975,000	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625%% senior unsecured notes due September 2034	800,000	800,000
$400 million 6.250%% senior unsecured notes due September 2054	400,000	400,000
Other	242	277
Total long-term debt	6,957,697	7,807,732
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(65,389)	(71,855)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$6,892,308	$7,735,877

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2025 (in thousands):

2025 (remainder of year)	$102
2026	975,140
2027	600,000
2028	832,455
2029	750,000
Over 5 years	3,800,000
Total minimum payments	$6,957,697

Senior Unsecured Amended Credit Agreement

The Company has a Senior Unsecured Amended Credit Agreement (the "Amended Credit Agreement") providing for a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the "Revolver"). GLP Capital is the primary obligor under the Senior Unsecured Credit Agreement, which is guaranteed by GLPI.

At June 30, 2025, $332.5 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,757.2 million of available borrowing capacity under the Revolver as of June 30, 2025. The weighted average interest rate under the Revolver and term loan credit facility at June 30, 2025 was 5.62%.

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

Senior Unsecured Notes

At June 30, 2025, the Company had $6,025.0 million of outstanding senior unsecured notes (the "Senior Notes"). During the six months ended June 30, 2025, the Company redeemed its $850 million, 5.250% senior unsecured notes due June 2025. The notes were redeemed with cash on hand.

At June 30, 2025, the Company was in compliance with all required financial covenants on its debt obligations.

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

Interest rate swaps

The fair value of the Company's interest rate swaps are based on quoted prices on similar instruments in active markets and is considered a Level 2 measurement as defined in ASC 820. It includes a credit valuation adjustment which was not material to the overall fair value of the instrument.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$604,164	$604,164	$462,632	$462,632
Investment securities held to maturity	—	—	560,832	561,154
Investment in leases, financing receivables, net	2,276,068	2,064,302	2,333,114	2,087,705
Investment in leases, sales type, net	243,393	281,813	254,821	280,970
Real estate loans, net	161,168	175,975	160,590	164,750
Deferred compensation plan assets	42,694	42,694	38,948	38,948
Interest rate swap	864	864	—	—
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	932,455	932,455	932,455	932,455
Senior Notes	6,025,000	5,903,141	6,875,000	6,665,565

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2025 and 2024.

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

Funding commitments

As of June 30, 2025, the Company has entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at June 30, 2025
Relocation of Hollywood Casino Aurora	$225 million	None
Relocation of Hollywood Casino Joliet (1)	$130 million	None
Construction of a hotel at Hollywood Casino Columbus and a hotel tower at the M Resort	$220 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs	(2)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$59.3 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$2.3 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$25.8 million
Call right to acquire Bally's Lincoln	$735 million	None

(1) On June 6, 2025, PENN gave notice to the Company that it intended to utilize the $130 million commitment for the project. GLPI expects to fund this amount on August 1, 2025 and will receive a 7.75% cap rate on the funding.

(2) The Company has agreed to fund, if requested by PENN at their sole discretion, on or before March 1, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

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

Details of the Company's income from real estate for the three and six months ended June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Building base rent	$300,590	$600,097
Land base rent	49,524	99,047
Percentage rent and other rental revenue	18,079	36,188
Interest income on real estate loans	3,661	7,120
Total cash income	$371,854	$742,452
Straight-line rent adjustments	6,433	14,845
Ground rent in revenue	9,723	19,052
Accretion on financing receivables	6,866	13,762
Total income from real estate	$394,876	$790,111
As of June 30, 2025, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2025 (remainder of year)	$642,022	$21,095	$7,776	$670,893
2026	1,257,315	47,263	15,619	1,320,197
2027	1,247,596	46,153	15,154	1,308,903
2028	1,249,758	39,248	15,036	1,304,042
2029	1,231,720	33,569	15,036	1,280,325
Thereafter	4,857,880	6,662	73,552	4,938,094
Total	$10,486,291	$193,990	$142,173	$10,822,454
(1)    Includes a $3.6 million tenant improvement allowance that is being amortized over the life of a tenant lease and excludes deferred income on development projects which are not ready for their intended use.
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

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities in accordance with the two class method. The Company's participating securities are related to certain employee equity awards that receive non-forfeitable dividends. Specifically, time based restricted stock awards receive non-forfeitable dividends equivalent to what common shareholders receive during these awards vesting periods. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. The effect of the conversion of the LTIP Units and OP Units to common shares is excluded from the computation of basic and diluted earnings per share because the exchange of LTIP Units and OP Units into common stock is on a one-for-one basis and all net income attributable to the non-controlling interest holders are recorded as income attributable to non-controlling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	277,438	271,501	276,140	271,496
Assumed conversion of restricted stock awards (1)	120	133	103	123
Assumed conversion of performance-based restricted stock awards	239	431	221	423
Dilution attributable to equity forward contract	—	—	—	—
Diluted weighted-average common shares outstanding	277,797	272,065	276,464	272,042

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$151,439	$208,250	$316,623	$382,714
Less: Net income allocated to participating securities	(192)	(103)	(380)	(174)
Net income for earnings per share purposes	$151,247	$208,147	$316,243	$382,540
Weighted-average common shares outstanding	277,438	271,501	276,140	271,496
Basic EPS	$0.55	$0.77	$1.15	$1.41

Calculation of diluted EPS:
Net income attributable to common shareholders	$151,439	$208,250	$316,623	$382,714
Diluted weighted-average common shares outstanding	277,677	272,065	276,361	272,042
Diluted EPS	$0.54	$0.77	$1.14	$1.41

Antidilutive securities excluded from the computation of diluted earnings per share	137	90	139	106

(1) During the three and six months ended June 30, 2025, these awards which are participating securities were accounted for under the two class method and excluded from diluted shares as they are a separate class.

12.    Equity

Common stock issuance

On May 2, 2025, the Company entered into a new continuous equity offering program under which the Company may sell up to an aggregate of $1.25 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2025 ATM Program"). Actual sales will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2025 ATM Program. The 2025 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2025 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.25 billion. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser.

In connection with the 2025 ATM Program, the Company would engage a sales agent who may receive compensation of up to 2% of the gross sales price of the shares sold. Similarly, in the event the Company enters into a forward sale agreement, it will pay the relevant forward seller a commission of up to 2% of the sales price of all borrowed shares of common stock sold during the applicable selling period of the forward sale agreement.

As of June 30, 2025, the Company had $1.25 billion remaining for issuance under the 2025 ATM Program.

On December 21, 2022, the Company commenced a continuous equity offering under which the Company may sell up to an aggregate of $1.0 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2022 ATM Program"). On June 2, 2025, the Company settled a forward sale agreement and issued 8,170,387 shares for a net sales price of $404.0 million inclusive of certain contractual adjustments. In connection with the 2025 ATM Program, the 2022 ATM Program was terminated.

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Tioga Downs Lease that occurred on February 6, 2024, the Company’s operating partnership issued 434,304 newly-issued OP units to an affiliate of Tioga Downs which were valued at $19.6 million. As of June 30, 2025, the Company holds a 97.0% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.5 million and $12.8 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2025. The Company paid $6.2 million and $12.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2024.

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

Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other income (loss) related to derivative instruments designated as cash flow hedges for the six months ended June 30, 2025.

Cash Flow Hedges
(in thousands)
Accumulated other comprehensive income (loss) at December 31, 2024	$—
Other comprehensive income (loss) before reclassifications	864
Reclassification from accumulated other comprehensive income (loss) to earnings	—
Accumulated other comprehensive income (loss) at June 30, 2025	$864

Outstanding Derivative Instrument

At June 30, 2025, the unrealized gain in accumulated other comprehensive income relates entirely to a forward starting interest rate swap with a notional amount of $100 million and a ten-year term, which was entered into to hedge the variability in interest rates associated with an expected issuance of senior unsecured notes. The swap is indexed to USD-SOFR and qualifies for hedge accounting under ASC 815. The unrealized gain recorded in other comprehensive income reflects the increase in fair value of the swap from the trade date through June 30, 2025, as interest rates have increased since the trade date. The hedge remains highly effective, and no amounts have been reclassified to earnings as the hedged transaction has not yet occurred.

Instrument	Fair Value	Balance Sheet Classification	Fixed rate	Notional	Index	Maturity
	(in thousands)
Forward-starting interest rate swap	$864	Other assets	3.585%	$100,000	USD-SOFR	12/15/2035

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2025 and 2024:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873
May 15, 2025	June 13, 2025	Common Stock	$0.78	Second Quarter 2025	June 27, 2025	$220,743

2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340

In addition, for the three and six months ended June 30, 2025, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million. For the three and six months ended June 30, 2024, dividend payments were made to GLPI restricted stock award holders in the amount of $0.3 million and $0.5 million.

13.    Stock-Based Compensation

     The Company's Amended and Restated 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue restricted stock awards, including performance-based restricted stock awards, and other equity or cash-based awards. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.

On June 12, 2025, at the 2025 Annual Meeting of Shareholders of GLPI, the Company’s shareholders approved the 2013 Plan to (i) increase the number of shares of common stock reserved for issuance thereunder by 4,500,000 shares, (ii)

provide for changes to provisions relating to the reuse of unissued shares, (iii) give the board of directors of the Company (the “Board”) and the Compensation Committee of the Board discretion to determine whether and to what extent holders of phantom stock units, if any, will have shareholder rights, and (iv) to remove provisions related to prior plans and awards that no longer apply to the 2013 Plan.

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

As of June 30, 2025, there was $4.8 million of total unrecognized compensation cost for time based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.61 years. For the three and six months ended June 30, 2025, the Company recognized $2.2 million and $4.4 million of compensation expense associated with these awards, compared to $1.6 million and $5.8 million for the three and six months ended June 30, 2024, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on time based restricted stock award activity for the six months ended June 30, 2025:

Number of Award Shares
Outstanding at December 31, 2024	284,843
Granted	191,307
Released	(233,815)
Outstanding at June 30, 2025	242,335

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of June 30, 2025, there was $15.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.64 years.  For the three and six months ended June 30, 2025, the Company recognized $3.1 million and $6.2 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.9 million and $7.8 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2025:

Number of Performance-Based Award Shares
Outstanding at December 31, 2024	1,537,000
Granted	205,000
Released	(488,500)
Canceled	(11,500)
Outstanding at June 30, 2025	1,242,000

As of June 30, 2025, there was $1.2 million of total unrecognized compensation cost for time based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.51 years. For the three and six months ended June 30, 2025, the Company recognized $0.1 million and $2.9 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on time based LTIP award activity for the six months ended June 30, 2025:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	85,000
Outstanding at June 30, 2025	85,000

Performance-based LTIP awards have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of June 30, 2025, there was $7.7 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.51 years.  For the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.5 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on performance-based LTIP award activity for the six months ended June 30, 2025:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	340,000
Outstanding at June 30, 2025	340,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,783	$2,399	$1,783	$2,399
Cash paid for interest	$65,460	$88,592	$191,332	$167,626
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

15.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. No acquisitions closed during the six months ended June 30, 2025.

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

16.    Subsequent Events

Effective July 1, 2025, the Company amended the Casino Queen Master Lease and Bally's Master Lease II to move both the East St. Louis, IL and Baton Rouge, LA properties to the Bally's Master Lease II. Annual rent of $28.9 million was reallocated from the Casino Queen Master Lease to the Bally's Master Lease II. Additionally, the default adjusted revenue to rent ratios contained within these two leases as well as the Bally's Master Lease and the Tropicana Lease were amended and are now determined based on the net leverage ratio of the tenant's parent company. If the tenant's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parents' net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2. Finally, the corporate guarantee on the Casino Queen Master Lease was removed and was replaced by a guarantee from several Bally's entities.

In July 2025, the Company entered into the Bally's Chicago development agreement and the Chicago Lease. The Chicago Lease has an initial term of 15 years followed by four 5-year renewals, exercisable at the tenant's option. If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Finally, the default adjusted revenue to rent coverage ratio shall be 1.35, subject to various conditions that could lower such ratio to 1.20. The Chicago Lease is not subject to a corporate guarantee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three and six months ended June 30, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•our or our partner’s ability to successfully complete construction of various casino projects currently under development for which we have agreed to provide construction development funding, including Bally’s Chicago, and the ability and willingness of our partners to meet and/or perform their respective obligations under the applicable construction financing and/or development documents;

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of June 30, 2025, GLPI holds a 97.0% controlling financial interest in the operating partnership.

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

Property and lease information

The Company has disclosed the following key terms of its Master Leases and Single Property Leases in the tables below, along with the properties within each lease at June 30, 2025. We believe the following key terms are important for users of our financial statements to understand.

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

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at March 31, 2025	1.89		2.14
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		Nov-28
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at March 31, 2025	1.69 (3)		2.01
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    Effective July 1, 2025, this ratio has been revised so that if the tenant's parent's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parent's net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2.
(2)    If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

(3)    Coverage ratio for escalation purposes excludes adjusted revenue and rent attributable to the Plainridge Park facility as well as certain other fixed rent amounts.

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	DraftKings at Casino Queen	East St. Louis, IL (4)
	Bally's Shreveport	Shreveport, LA	The Queen Baton Rouge	Baton Rouge, LA (4)
			Casino Queen Marquette	Marquette, IA
			Belle of Baton Rouge	Baton Rouge, LA
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes (4)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at March 31, 2025	2.72		2.26
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A

(1)    Effective July 1, 2025, this ratio has been revised so that if the tenant's parent's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parent's net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2.
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
(4)    Effective July 1, 2025, these properties were transferred to Bally's Master Lease II and the associated annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II. Additionally, the corporate guarantee for this lease was removed and was replaced by a guarantee from several Bally's entities.

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		1.75% (1)
Coverage ratio at March 31, 2025	2.48		1.87
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    Building base rent will be increased by 1.75% in the 7th and 8th lease year and 2% in the 9th lease year and each year thereafter.

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at March 31, 2025	2.48		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		Jun-26
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease	MD Live! Lease
Operator	Boyd	Caesar	PENN	Cordish
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown	Live! Casino & Hotel Maryland
	Cincinnati, OH	St. Louis, MO	Morgantown, PA	Hanover, MD
Commencement Date	10/15/2018	9/29/2020	10/1/2020	12/29/2021
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040	12/31/2060
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A	1.4
Competitive Radius Landlord Protection	Yes	Yes	N/A	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.25% (1)	1.25% (2)	1.75%
Coverage ratio at March 31, 2025	3.31	1.95	N/A	3.60
Minimum Escalator Coverage Governor	1.8	N/A	N/A	N/A
Yearly Anniversary for Realization	May	October	December	January
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A	N/A
Next Reset	May 2026	N/A	N/A	N/A

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

Single Property Leases
	Tropicana Lease	Tioga Downs Lease	Rockford Lease	Chicago Lease
Operator	Bally's	American Racing and Entertainment	(managed by Hard Rock)	Bally's
Properties	Tropicana Las Vegas	Tioga Downs	Hard Rock Casino Rockford	Bally's Chicago Development
	Las Vegas, NV	Nicholas, NY	Rockford, IL	Chicago, IL
Commencement Date	9/26/2022	2/6/2024	8/29/2023	9/11/2024
Lease Expiration Date	9/25/2072	2/28/2054	8/31/2122	11/30/2121 (4)
Remaining Renewal Terms	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)	None	(4)
Corporate Guarantee	Yes	Yes	No	(4)
Technical Default Landlord Protection	Yes	Yes	Yes	(4)
Default Adjusted Revenue to Rent Coverage	1.35 (1)	1.4	1.4	(4)
Competitive Radius Landlord Protection	Yes	Yes	Yes	(4)
Escalator Details
Yearly Base Rent Escalator Maximum	(2)	1.75% (3)	2%	(4)
Coverage ratio at March 31, 2025	N/A	2.03	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A	N/A
Yearly Anniversary for Realization	October	March	September	(4)
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A	N/A

(1)    Effective July 1, 2025, this ratio has been revised so that if the tenant's parent's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parent's net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2.

(2)    If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

(3)    Increases by 1.75% beginning with the first anniversary and increases to 2% beginning in year fifteen of the lease through the remainder of the initial lease term.

(4)    In July 2025, the Company completed the Chicago Lease. The lease has an initial term of 15 years followed by four 5-year renewals, exercisable at the tenant's option. If the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Finally, the default adjusted revenue to rent coverage ratio shall be 1.35, subject to various conditions that could lower such ratio to 1.20. The Chicago Lease is not subject to a corporate guarantee.

Funding commitments

As of June 30, 2025, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at June 30, 2025
Relocation of Hollywood Casino Aurora	$225 million	None
Relocation of Hollywood Casino Joliet (1)	$130 million	None
Construction of a hotel at Hollywood Casino Columbus and a hotel tower at the M Resort	$220 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs	(2)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$59.3 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$2.3 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$25.8 million
Call right to acquire Bally's Lincoln	$735 million	None

(1) On June 6, 2025, PENN gave notice to the Company that it intended to utilize the $130 million commitment for the project. GLPI expects to fund this amount on August 1, 2025 and will receive a 7.75% cap rate on the funding.

(2) The Company has agreed to fund, if requested by PENN at their sole discretion, on or before March 1, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2025.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $394.9 million and $242.1 million, respectively, for the three months ended June 30, 2025, compared to $380.6 million and $293.4 million, respectively, for the corresponding period in the prior year. The Company reported total revenues and income from operations of $790.1 million and $500.9 million, respectively for the six months ended June 30, 2025 compared to $756.6 million and $551.0 million for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were as follows:

•Total income from real estate increased by $14.3 million to $394.9 million for the three months ended June 30, 2025 compared to $380.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $17.5 million for the three months ended June 30, 2025. Additionally, the three months ended June 30, 2025 benefited by $4.4 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $0.5 million, higher ground rent revenue of $1.1 million and higher accretion of $0.1 million on its Investment in leases and the Company also recognized unfavorable straight-line rent adjustments of $9.3 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $33.5 million to $790.1 million for the six months ended June 30, 2025 compared to $756.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $37.7 million for the six months ended June 30, 2025. Additionally, the six months ended June 30, 2025 benefited by $9.6 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $2.0 million and higher ground rent revenue of $1.9 million. The Company also recognized lower accretion of $0.9 million on its Investment in leases and unfavorable straight-line rent adjustments of $16.7 million compared to the corresponding period in the prior year.
•Total operating expenses increased by $65.6 million for the three months ended June 30, 2025 as compared to the corresponding period in the prior year. The primary reason for the increase was due to an increase in the provision for credit losses of $57.5 million during the three months ended June 30, 2025 compared to the corresponding period in the prior year. The provision increase was due primarily from a more pessimistic forward looking economic forecast at June 30, 2025 compared to what was utilized at March 31, 2025. The Company incurred higher land rights and ground lease expense of $2.1 million due to the acquisition of the assets in Bally's Master Lease II. Additionally, general and administrative expenses increased by $2.1 million due primarily from higher stock based compensation costs, payroll expenses and deal costs The Company also incurred higher depreciation expense of $4.0 million due to its recent acquisitions.

•Total operating expenses increased by $83.7 million for the six months ended June 30, 2025 as compared to the corresponding period in the prior year. The primary reason for the increase was due to an increase in the provision for credit losses of $73.5 million during the six months ended June 30, 2025. The provision increase was due primarily from a more pessimistic forward looking economic forecast at June 30, 2025 compared to what was utilized at December 31, 2024. The Company incurred higher land rights and ground lease expense of $3.8 million due to the acquisition of the assets in Bally's Master Lease II. Additionally, general and administrative expenses increased by $2.9 million due primarily from higher stock based compensation costs and payroll expenses. The Company also incurred higher depreciation of $3.6 million due to its recent acquisitions.

•Other expenses increased by $6.7 million and $17.2 million for the three and six months ended June 30, 2025, primarily due to higher interest expense of $3.3 million and $13.9 million associated with the Company's increased borrowings to fund our recent acquisitions and less interest income from lower cash on hand and investments.

•Net income decreased by $58.2 million and $67.4 million for the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

The consolidated results of operations for the three and six months ended June 30, 2025 and 2024 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$394,876	$380,626	$790,111	$756,590
Total operating expenses	152,812	87,197	289,213	205,555
Income from operations	242,064	293,429	500,898	551,035
Total other expenses	(85,354)	(78,605)	(173,270)	(156,048)
Income before income taxes	156,710	214,824	327,628	394,987
Income tax expense	545	412	1,109	1,049
Net income	$156,165	$214,412	$326,519	$393,938
Net income attributable to non-controlling interest in the Operating Partnership	(4,726)	(6,162)	(9,896)	(11,224)
Net income attributable to common shareholders	$151,439	$208,250	$316,623	$382,714

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$156,165	$214,412	$326,519	$393,938
Gains from dispositions of property, net of tax	—	—	(125)	—
Real estate depreciation	68,749	64,777	133,278	129,654
Funds from operations	$224,914	$279,189	$459,672	$523,592
Straight-line rent and deferred rent adjustments	(6,433)	(15,790)	(14,845)	(31,580)
Other depreciation	486	485	969	968
Provision (benefit) for credit losses, net	53,728	(3,786)	92,974	19,508
Amortization of land rights	4,270	3,276	8,540	6,552
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,227	2,685	6,459	5,369
Stock based compensation	6,156	5,425	15,014	13,547
Accretion on investment in leases, financing receivables	(6,866)	(6,776)	(13,762)	(14,660)
Non-cash adjustment to financing lease liabilities	107	129	205	246
Capitalized interest	(3,411)	—	(7,016)	—
Capital maintenance expenditures	(121)	(462)	(157)	(552)
Adjusted funds from operations	$276,057	$264,375	$548,053	$522,990
Interest, net	84,576	77,882	171,725	154,650
Income tax expense	545	412	1,109	1,049
Capital maintenance expenditures	121	462	157	552
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,227)	(2,685)	(6,459)	(5,369)
Capitalized interest	3,411	—	7,016	—
Adjusted EBITDA	$361,483	$340,446	$721,601	$673,872

Net income, FFO, AFFO and Adjusted EBITDA were $156.2 million, $224.9 million, $276.1 million, and $361.5 million for the three months ended June 30, 2025, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $214.4 million, $279.2 million, $264.4 million and $340.4 million for the corresponding period in the prior year. The decrease in net income of $58.2 million was primarily attributable to increased operating expenses of $65.6 million (which was driven by the increase in provision for credit losses of $57.5 million) and higher other expenses of $6.7 million (driven by higher interest expense to partially finance our acquisitions) partially offset by an increase in total revenues of $14.3 million.

Net income, FFO, AFFO and Adjusted EBITDA were $326.5 million, $459.7 million, $548.1 million, and $721.6 million for the six months ended June 30, 2025, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $393.9 million, $523.6 million, $523.0 million and $673.9 million for the corresponding period in the prior year. The decrease in net income of $67.4 million was primarily attributable to increased operating expenses of $83.7 million (which was driven by the increase in provision for credit losses of $73.5 million) and higher other expenses of $17.2 million (driven by higher interest expense to partially finance our acquisitions and lower interest income earned on cash and investments) partially offset by an increase in total revenues of $33.5 million.
The decrease in FFO for the six months ended June 30, 2025 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Rental income	$339,527	$332,815	$6,712	2.0%
Income from investment in leases, financing receivables	47,926	45,974	1,952	4.2%
Income from sales type leases	3,762	—	3,762	N/A
Interest income from real estate loans	3,661	1,837	1,824	99.3%
Total income from real estate	$394,876	$380,626	$14,250	3.7%

	Six Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Rental income	$679,779	$663,397	$16,382	2.5%
Income from investment in leases, financing receivables	95,690	90,279	5,411	6.0%
Income from sales type leases	7,522	—	7,522	N/A
Interest income from real estate loans	7,120	2,914	4,206	144.3%
Total income from real estate	790,111	$756,590	33,521	4.4%

Total income from real estate

•Total income from real estate increased by $14.3 million to $394.9 million for the three months ended June 30, 2025 compared to $380.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $17.5 million for the three months ended June 30, 2025. Additionally, the three months ended June 30, 2025 benefited by $4.4 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $0.5 million, higher ground rent revenue of $1.1 million and higher accretion of $0.1 million. The Company also had unfavorable straight-line rent adjustments of $9.4 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $33.5 million to $790.1 million for the six months ended June 30, 2025 compared to $756.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $37.7 million for the six months ended June 30, 2025. Additionally, the six months ended June 30, 2025 benefited by $9.6 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $2.0 million and higher ground rent revenue of $1.9 million. The Company also recognized lower accretion of $0.9 million on its Investment in leases and unfavorable straight-line rent adjustments of $16.7 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three and six months ended June 30, 2025 was as follows (in thousands)

Three Months Ended June 30, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$54,151	$10,759	$6,495	$—	$71,405	$4,952	$637	$—	$76,994
PENN 2023 Master Lease	59,797	—	(83)	—	59,714	4,737	—	—	64,451
Amended Pinnacle Master Lease	61,483	17,814	8,121	—	87,418	1,858	2,145	—	91,421
PENN Morgantown Lease	—	796	—	—	796	—	—	—	796
Caesars Master Lease	16,302	5,932	—	—	22,234	1,916	330	—	24,480
Horseshoe St. Louis Lease	5,992	—	—	—	5,992	325	—	—	6,317
Boyd Master Lease	20,742	2,947	3,046	—	26,735	(2,364)	433	—	24,804
Boyd Belterra Lease	733	474	500	—	1,707	(377)	—	—	1,330
Bally's Master Lease	26,574	—	—	—	26,574	—	2,649	—	29,223
Bally's Master Lease II	8,048	—	—	—	8,048	—	934	—	8,982
Maryland Live! Lease	19,412	—	—	—	19,412	—	2,178	3,337	24,927
Pennsylvania Live! Master Lease	12,941	—	—	—	12,941	—	311	2,138	15,390
Casino Queen Master Lease	8,419	—	—	—	8,419	386	—	—	8,805
Tropicana Las Vegas Lease	—	3,762	—	—	3,762	—	—	—	3,762
Rockford Lease	—	2,040	—	—	2,040	—	—	521	2,561
Rockford Loan	—	—	—	3,033	3,033	—	—	—	3,033
Tioga Downs Lease	3,696	—	—	—	3,696	—	1	560	4,257
Strategic Gaming Leases	2,300	—	—	—	2,300	—	105	310	2,715
Ione Loan	—	—	—	628	628	—	—	—	628
Bally's Chicago Lease	—	5,000	—	—	5,000	(5,000)	—	—	—
Total	$300,590	$49,524	$18,079	$3,661	$371,854	$6,433	$9,723	$6,866	$394,876

(1) Amount includes $0.1 million of tenant improvement allowance amortization.

Six Months Ended June 30, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (2)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$108,303	$21,518	$13,056	$—	$142,877	$9,904	$1,110	$—	$153,891
PENN 2023 Master Lease	119,594	—	(204)	—	119,390	9,475	—	—	128,865
Amended Pinnacle Master Lease	122,965	35,628	16,243	—	174,836	3,716	4,206	—	182,758
PENN Morgantown Lease	—	1,592	—	—	1,592	—	—	—	1,592
Caesars Master Lease	32,604	11,864	—	—	44,468	3,832	660	—	48,960
Horseshoe St. Louis Lease	11,983	—	—	—	11,983	649	—	—	12,632
Boyd Master Lease	41,212	5,893	6,093	—	53,198	(2,714)	865	—	51,349
Boyd Belterra Lease	1,457	947	1,000	—	3,404	(402)	—	—	3,002
Bally's Master Lease	52,985	—	—	—	52,985	—	5,204	—	58,189
Bally's Master Lease II	16,096	—	—	—	16,096	—	1,888	—	17,984
Maryland Live! Lease	38,824	—	—	—	38,824	—	4,286	6,625	49,735
Pennsylvania Live! Master Lease	25,734	—	—	—	25,734	—	619	4,376	30,729
Casino Queen Master Lease	16,393	—	—	—	16,393	385	—	—	16,778
Tropicana Las Vegas Lease	—	7,525	—	—	7,525	—	—	(3)	7,522
Rockford Lease	—	4,080	—	—	4,080	—	—	1,028	5,108
Rockford Loan	—	—	—	6,033	6,033	—	—	—	6,033
Tioga Downs Lease	7,348	—	—	—	7,348	—	3	1,132	8,483
Strategic Gaming Leases	4,599	—	—	—	4,599	—	211	604	5,414
Ione Loan	—	—	—	1,087	1,087	—	—	—	1,087
Bally's Chicago Lease	—	10,000	—	—	10,000	(10,000)	—	—	—
Total	$600,097	$99,047	$36,188	$7,120	$742,452	$14,845	$19,052	$13,762	$790,111

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

Operating expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	$13,942	$11,870	$2,072	17.5%
General and administrative	15,907	13,851	2,056	14.8%
Depreciation	69,235	65,262	3,973	6.1%
Provision for credit losses	53,728	(3,786)	57,514	(1,519.1)%
Total operating expenses	$152,812	$87,197	$65,615	75.2%

	Six Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	27,497	23,688	3,809	16.1%
General and administrative	34,620	31,737	2,883	9.1%
Gains from dispositions	(125)	—	(125)	N/A
Depreciation	134,247	130,622	3,625	2.8%
Provision for credit losses	92,974	19,508	73,466	376.6%
Total operating expenses	289,213	205,555	83,658	40.7%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.1 million and $3.8 million for the three and six months ended June 30, 2025, as compared to the corresponding period in the prior year due to the acquisition of the real estate assets in Bally's Master Lease II.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $2.1 million and $2.9 million for the three and six months ended June 30, 2025 as compared to the corresponding period in the prior year. This was due to higher stock based compensation costs, payroll expenses and acquisition costs.

Depreciation

Depreciation expense increased by $4.0 million and $3.6 million for the three and six months ended June 30, 2025 as compared to the corresponding period in the prior year due to our recent acquisition activity.

Provision for credit losses

The Company recorded a provision for credit losses of $53.7 million and $93.0 million for the three and six months ended June 30, 2025 compared to a benefit of $3.8 million and a provision of $19.5 million for the corresponding periods in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, financing receivables, net as well as the Company's real estate loans and loan commitments.

The increased provisions during the three and six months ended June 30, 2025 were primarily driven by a sequential deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations. The macroeconomic forecast as of March 31, 2025, was more pessimistic than the forecast used as of December 31, 2024, resulting in a provision during the three months ended March 31, 2025. The outlook further deteriorated as of June 30, 2025, leading to an additional provision during the three months ended June 30, 2025. Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Interest expense	$(89,934)	$(86,670)	$(3,264)	3.8%
Interest income	4,580	8,065	(3,485)	(43.2)%
Total other expenses	$(85,354)	$(78,605)	$(6,749)	8.6%

	Six Months Ended June 30,			Percentage
	2025	2024	Variance	Variance
Interest expense	(187,206)	(173,345)	$(13,861)	8.0%
Interest income	13,936	17,297	(3,361)	(19.4)%
Total other expenses	$(173,270)	$(156,048)	$(17,222)	11.0%

Interest expense

Interest expense increased by $3.3 million and $13.9 million for the three and six months ended June 30, 2025, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.

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

Net cash provided by operating activities was $545.9 million and $510.0 million during the six months ended June 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities of $35.9 million for the six months ended June 30, 2025, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $49.3 million along with decreases in cash paid for taxes of $0.6 million and an increase in interest income of $14.3 million. This was offset by increases in cash paid for employees, cash paid for interest and cash paid for operating expenses of $0.1 million, $23.7 million and $4.6 million respectively. The increase in cash receipts collected from our customers for the six months ended June 30, 2025, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations and the increase in interest expense was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.
Investing activities provided cash of $500.4 million and used cash of $604.8 million during the six months ended June 30, 2025 and 2024, respectively.  Net cash provided by investing activities during the six months ended June 30, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by Ione Loan fundings of $10.7 million, the acquisition of land related to the Joliet landside development of $5.0 million and capital expenditures of $34.1 million. The net cash used in investing activities for the six months ended June 30, 2024 consisted primarily of $205.0 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, the purchase of zero coupon U.S. Treasury Bills totaling $341.0 million, capital expenditures of $7.6 million and Rockford Loan fundings of $53.0 million partially offset by the proceeds from a tax refund related to a previous acquisition of $1.8 million.

Financing activities used cash of $904.7 million and $494.7 million during the six months ended June 30, 2025 and 2024, respectively. Net cash used in financing activities during the six months ended June 30, 2025 was driven by the repayment of long term debt of $850.1 million, dividend payments of $430.0 million, non-controlling interest distributions of $12.8 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million, partially offset by the proceeds from the issuance of common stock, net of costs of $403.0 million. Cash used in financing activities during the six months ended June 30, 2024 was driven by the repayment of long term debt of $63.5 million, dividend payments of $413.2 million, noncontrolling interest distributions of $12.3 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million, partially offset by proceeds from the issuance of common stock, net of costs of $9.0 million.

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

During the six months ended June 30, 2025 and 2024, we spent approximately $34.1 million and $7.6 million, respectively, for capital expenditures. The majority of the capital expenditures in 2025 were related to a land side and hotel development project at The Belle.

Debt

The Company has access to a $2.09 billion variable rate revolving credit facility under its credit agreement, as amended (the "Amended Credit Agreement") of which $332.5 million is outstanding as of June 30, 2025. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,757.2 million of available borrowing capacity under the Amended Credit Agreement as of June 30, 2025.

The Company has $6.89 billion of debt outstanding with a weighted average maturity and interest rate of 6.1 years and 5.06%, respectively as of June 30, 2025. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. In the first quarter of 2025, the Company redeemed its $850 million 5.250% note that was due in June 2025 using cash on hand. See Note 7 for the future minimum repayments of the Company's debt obligations.
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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement and our ability to raise proceeds from equity offerings (including the Company's 2025 ATM Program) and debt offerings, will be adequate to meet our anticipated debt service requirements (including the maturity of the $975 million senior unsecured note due in April 2026), funding commitments, capital expenditures, working capital needs and dividend requirements for the next twelve months and beyond.

During the three months ended June 30, 2025, the Company entered into a new $1.25 billion ATM program (the "2025 ATM Program"). As of June 30, 2025, the Company had $1.25 billion remaining for issuance under the 2025 ATM Program. See Note 12 for further discussion. During the three months ended June 30, 2025, pursuant to its $1 billion "at the market" equity offering program that commenced in December 2022 (the "2022 ATM Program"), the Company settled a forward sale agreement and issued 8,170,387 shares for a net sales price of $404.0 million inclusive of certain contractual adjustments. In connection with the 2025 ATM Program, the 2022 ATM Program was terminated.

We expect the majority of our future growth to come from funding commitments to our tenants and acquisitions of gaming and other properties to lease to third parties. If we consummate significant transactions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity (including under our 2025 ATM Program), issuance of additional OP Units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $6,957.7 million at June 30, 2025. Furthermore, $6,025.0 million of our obligations at June 30, 2025 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from April 15, 2026 to September 15, 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities. See Note 12 for additional discussion related to the Company's outstanding derivatives.

The table below provides information at June 30, 2025 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at June 30, 2025.

	07/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	Thereafter	Total	Fair Value at 6/30/2025
	(in thousands)
Long-term debt:
Fixed rate	$—	$975,000	$—	$500,000	$750,000	$3,800,000	$6,025,000	$5,903,141
Average interest rate	—%	5.38%	—%	5.75%	5.30%	4.71%

Variable rate	$—	$—	$600,000	$332,455	$—	$—	$932,455	$932,455
Average interest rate (1)	—	—%	4.43%	4.66%	—%	0

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On May 16, 2025, Steven Ladany, the Company's Senior Vice President and Chief Development Officer, amended his previously reported pre-arranged written stock sale plan in accordance with Rule 10b5-1 (as amended, the “Ladany Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Ladany Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ladany Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between December 31, 2025 and January 30, 2026. The aggregate number of shares of common stock that will be available for sale under the Ladany Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 88,000.

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

On May 8, 2025, Desiree Burke, the Company's Chief Financial Officer and Treasurer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Burke Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Burke Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Burke Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between January 2, 2026 and December 31, 2026. The aggregate number of shares of common stock that will be available for sale under the Burke Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 90,000.

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

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 15, 2018).
3.2	Second Amended and Restated Bylaws of Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 13, 2023).
10.1 *	Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long-Term Incentive Compensation Plan
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 24, 2025	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)