Form 10-Q
period 2025-09-30
Gaming & Leisure Properties, Inc.
filed 2025-10-30
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 24, 2025
Common Stock, par value $.01 per share	283,008,342

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate investments, net	$8,140,928	$8,148,719
Investment in leases, financing receivables, net	2,312,640	2,333,114
Investment in leases, sales-type, net	248,325	254,821
Real estate loans, net	176,882	160,590
Right-of-use assets and land rights, net	1,077,052	1,091,783
Cash and cash equivalents	751,715	462,632
Held to maturity investment securities	—	560,832
Other assets	79,029	63,458
Total assets	$12,786,571	$13,075,949

Liabilities
Accounts payable and accrued expenses	$6,704	$5,802
Accrued interest	55,023	105,752
Accrued salaries and wages	8,446	7,154
Operating lease liabilities	243,095	244,973
Financing lease liabilities	61,105	60,788
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	7,201,213	7,735,877
Deferred rental revenue	208,075	228,508
Other liabilities	47,059	41,571
Total liabilities	7,830,720	8,430,425

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and December 31, 2024)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 283,008,342 and 274,422,549 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	2,830	2,744
Additional paid-in capital	6,609,678	6,209,827
Accumulated deficit	(2,037,129)	(1,944,009)
Accumulated other comprehensive income	927	—
Total equity attributable to Gaming and Leisure Properties	4,576,306	4,268,562
Noncontrolling interests in GLPI's Operating Partnership (8,224,939 units outstanding at September 30, 2025 and December 31, 2024, respectively)	379,545	376,962
Total equity	4,955,851	4,645,524
Total liabilities and equity	$12,786,571	$13,075,949

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$341,755	$333,244	$1,021,534	$996,641
Income from investment in leases, financing receivables	48,066	47,503	143,756	137,782
Income from sales-type lease	3,767	1,240	11,289	1,240
Interest income from real estate loans	4,022	3,354	11,142	6,268
Total income from real estate	397,610	385,341	1,187,721	1,141,931

Operating expenses
Land rights and ground lease expense	13,785	11,758	41,282	35,446
General and administrative	16,552	13,472	51,172	45,209
Gains from dispositions of property	—	(3,790)	(125)	(3,790)
Depreciation	67,473	64,771	201,720	195,393
Provision (benefit) for credit losses, net	(37,363)	27,686	55,611	47,194
Total operating expenses	60,447	113,897	349,660	319,452
Income from operations	337,163	271,444	838,061	822,479

Other income (expenses)
Interest expense	(94,059)	(95,705)	(281,265)	(269,050)
Interest income	9,720	14,876	23,656	32,173
Loss on debt extinguishment	(3,783)	—	(3,783)	—
Total other expenses	(88,122)	(80,829)	(261,392)	(236,877)

Income before income taxes	249,041	190,615	576,669	585,602
Income tax expense	560	515	1,669	1,564
Net income	$248,481	$190,100	$575,000	$584,038
Net income attributable to non-controlling interest in the Operating Partnership	(7,290)	(5,406)	(17,186)	(16,630)
Net income attributable to common shareholders	$241,191	$184,694	$557,814	$567,408

Earnings per common share:
Basic earnings attributable to common shareholders	$0.85	$0.67	$2.00	$2.08
Diluted earnings attributable to common shareholders	$0.85	$0.67	$2.00	$2.08

Other comprehensive income
Net income	248,481	190,100	575,000	584,038
Reclassification of derivative gain to interest expense	(9)	—	(9)	—
Gain on cash flow hedges	103	—	967	—
Comprehensive income	248,575	190,100	575,958	584,038
Comprehensive income attributable to non-controlling interest in the Operating Partnership	(7,293)	(5,406)	(17,216)	(16,630)
Comprehensive income attributable to common shareholders	241,282	184,694	558,742	567,408

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	—	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	—	(209,061)
Distributions to non-controlling interest	—	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	—	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$—	$379,317	$4,594,528
Issuance of common stock, net of costs	8,170,387	82	402,956	—	—	—	403,038
Restricted stock and LTIP unit activity	4,153	—	5,286	—	—	870	6,156
Dividends paid ($0.78 per common share)	—	—	—	(220,933)	—	—	(220,933)
Gain on cash flow hedges	—	—	—	—	837	27	864
Issuance of operating partnership units	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(6,508)	(6,508)
Net income	—	—	—	151,439	—	4,726	156,165
Balance, June 30, 2025	283,007,539	$2,830	$6,608,591	$(2,057,380)	$837	$378,432	$4,933,310
Issuance of common stock, net of costs	—	—	(136)	—	—	—	(136)
Restricted stock and LTIP unit activity	803	—	1,223	—	—	311	1,534
Dividends paid ($0.78 per common share)	—	—	—	(220,940)	—	—	(220,940)
Gain on cash flow hedges	—	—	—	—	99	4	103
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(9)	—	(9)
Distributions to non-controlling interest	—	—	—	—	—	(6,492)	(6,492)
Net income	—	—	—	241,191	—	7,290	248,481
Balance, September 30, 2025	283,008,342	$2,830	$6,609,678	$(2,037,129)	$927	$379,545	$4,955,851

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2023	270,922,719	$2,709	$6,052,109	$(1,897,913)	$352,049	$4,508,954
Issuance of common stock, net of costs	181,971	2	9,014	—	—	9,016
Restricted stock activity	395,894	4	(6,593)	—	—	(6,589)
Dividends paid ($0.76 per common share)	—	—	—	(206,578)	—	(206,578)
Issuance of operating partnership units	—	—	—	—	19,635	19,635
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	174,464	5,062	179,526
Balance, March 31, 2024	271,500,584	$2,715	$6,054,530	$(1,930,027)	$370,599	$4,497,817
Restricted stock activity	—	—	5,426	—	—	5,426
Dividends paid ($0.76 per common share)	—	—	—	(206,583)	—	(206,583)
Distributions to non-controlling interest	—	—	—	—	(6,147)	(6,147)
Net income	—	—	—	208,250	6,162	214,412
Balance, June 30, 2024	271,500,584	$2,715	$6,059,956	$(1,928,360)	$370,614	$4,504,925
Issuance of common stock, net of costs	2,890,166	29	139,175	—	—	139,204
Restricted stock activity	803	—	5,447	—	—	5,447
Dividends paid ($0.76 per common share)	—	—	—	(208,779)	—	(208,779)
Distributions to non-controlling interest	—	—	—	—	(6,145)	(6,145)
Net income	—	—	—	184,694	5,406	190,100
Balance, September 30, 2024	274,391,553	$2,744	$6,204,578	$(1,952,445)	$369,875	$4,624,752

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Nine months ended September 30,	2025	2024
Operating activities
Net income	$575,000	$584,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,530	205,221
Amortization of items charged to interest expense	9,884	8,172
Amortization of gain on cash flow hedges	(9)	—
Accretion on financing receivables	(20,753)	(21,753)
Accretion on held to maturity investment securities	10,837	(4,111)
Non-cash adjustment to financing lease liabilities	317	358
Gains from dispositions of property	(125)	(3,790)
Stock-based compensation	16,565	19,010
Straight-line rent and deferred rent adjustments	(20,235)	(46,262)
Losses on debt extinguishment	3,783	—
Provision (benefit) for credit losses, net	55,611	47,194
Proceeds from swap termination	967	—
Change in operating assets and liabilities
Other assets	(17,401)	(24,404)
Accounts payable and accrued expenses	1,146	(636)
Accrued interest	(50,729)	12,545
Accrued salaries and wages	1,292	(2,278)
Other liabilities	5,493	7,053
Net cash provided by operating activities	786,173	780,357
Investing activities
Capital project and maintenance expenditures	(57,451)	(15,935)
Proceeds from sales of property, net of costs	125	1,798
Fundings for the Tropicana Las Vegas Lease	—	(48,550)
Investment in leases, financing receivables	—	(203,486)
Acquisition of real estate, net	(135,000)	(237,249)
Originations of real estate loans	(24,186)	(123,730)
Acquisition of held to maturity investment securities	—	(890,970)
Maturities of held to maturity investment securities	549,995	340,975
Net cash provided by (used in) investing activities	333,483	(1,177,147)
Financing activities
Dividends paid	(650,934)	(621,940)
Non-controlling interest distributions	(19,341)	(18,439)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(14,821)	(14,726)
Proceeds from issuance of common stock, net	402,902	148,220
Proceeds from issuance of long-term debt	1,292,161	1,189,484
Financing costs	(12,441)	(12,078)
Repayments of long-term debt	(1,825,152)	(463,579)
Premium and related costs paid on debt extinguishment	(2,947)	—
Net cash used in financing activities	(830,573)	206,942
Net increase/(decrease) in cash and cash equivalents	289,083	(189,848)
Cash and cash equivalents at beginning of period	462,632	683,983
Cash and cash equivalents at end of period	$751,715	$494,135

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of September 30, 2025, GLPI owned 97.1% of the outstanding units of GLP Capital with the remaining 2.9% owned by third party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

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

As of September 30, 2025, GLPI’s portfolio consisted of interests in 68 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility owned by 815 Entertainment, LLC ("815 Entertainment") managed by a subsidiary of Hard Rock International ("Hard Rock"), 3 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

PENN 2023 Master Lease and Amended PENN Master Lease

On January 1, 2023, the Company amended its original master lease with PENN (the "Amended PENN Master Lease") to transfer five properties to a new master lease (the "PENN 2023 Master Lease"). In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania and the Hollywood Casino Perryville in Maryland were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

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
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease. On August 1, 2025, GLPI funded $130 million for the relocation of Hollywood Casino Joliet, which opened on August 11, 2025, and is subject to a 7.75% capitalization rate. The Company also previously funded $5 million to reimburse PENN for land site development costs for the Joliet project. On August 11, 2025, PENN requested $150 million for its M Resort hotel tower project which will be subject to a capitalization rate of 7.79% and is expected to be funded in early November 2025. PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026. The Company anticipates funding $225 million at a 7.75% capitalization rate. Finally, if requested by PENN, GLPI will fund up to $70 million for the hard construction costs of a hotel at Hollywood Casino Columbus. Rent commences as fundings are made for each project.

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

On February 12, 2025, Boyd exercised its first 5-year renewal option on both the Boyd Master Lease and the Belterra Park Lease, both of which now expire on April 30, 2031.

In April 2025, PENN announced its intention to relocate its Ameristar Council Bluffs riverboat casino, for which GLPI has committed up to $150 million or the hard costs associated with the project, whichever is greater, at a 7.10% cap rate, which can be structured, at the discretion of PENN, as rent, or a 5-year term loan.

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

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago Casino Resort ("Bally's Chicago"). This development funding is expected to extend into 2027. The Company will own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made at an annual yield of 8.5%. As of September 30, 2025, no amounts have been funded by the Company.

On September 11, 2024, the Company assumed the ground lease for the real estate of the Bally's Chicago site between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into a development agreement for Bally's Chicago and amended the existing land lease to include the building (the "Chicago Lease"). The Chicago Lease has an initial term of 15 years, followed by four 5-year renewals, exercisable at the tenant's option. The Chicago Lease's annual rent increases if the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City Casino and Bally’s Shreveport Casino & Hotel. The two properties are in a master lease that is cross-defaulted with the existing Bally’s Master Lease ("Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were transferred to Bally's Master Lease II. Additionally, annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II.

Effective October 2025, the Company’s option, subject to receipt by Bally’s of required consents, and call right, subject only to regulatory approval, to acquire the real property assets of Bally’s Twin River Lincoln Casino Resort ("Bally's Lincoln") for a purchase price of $735 million and additional rent of $58.8 million were amended to extend the applicable dates by two years, to December 31, 2028 and October 1, 2028, respectively.

On February 7, 2025, Bally's completed its merger transactions with Standard General L.P. and its affiliates, and pursuant to the terms of a definitive merger agreement, among other changes resulting from the merger, The Queen Casino & Entertainment ("Casino Queen") became a subsidiary of Bally's.

The Company has a master lease with Casino Queen which became effective December 17, 2021 (the "Amended and Restated Casino Queen Master Lease"). The lease has an initial term of 15 years, with no purchase option, with four separate five-year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were moved to Bally's Master Lease II. Additionally, annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside development project and hotel renovation of The Belle for Casino Queen. GLPI committed to provide up to approximately $111 million of funding for the project, of which $75.6 million has been funded as of September 30, 2025. The landside development is expected to be completed in the fourth quarter of 2025. The renovated hotel was opened to the public on March 31, 2025. GLPI will own the new facility. Casino Queen began paying an incremental rental yield of 9% on the development funding effective May 30, 2025. Rent will be deferred on the landside development project until it is ready for its intended use.

On April 16, 2020, the Company and certain of its subsidiaries closed on its previously announced transaction to acquire the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' leases in effect during 2020.

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

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Virginia Casino & Hotel, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia. In addition, GLPI has committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The transaction also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis and rent will be deferred until the facility is ready for its intended use.

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

In addition to the Rockford Lease, the Company committed to provide development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. As of September 30, 2025, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") in Nichols, New York from American Racing. Simultaneous with the acquisition, GLPI and American Racing entered into a triple-net lease agreement for an initial 30-year term, with no purchase option, followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months (the "Tioga Downs Lease"). The initial annual rent is subject to 1.75% annual escalations beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

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

On October 15, 2025, the Company acquired the real estate assets of Sunland Park Racetrack and Casino ("Sunland Park") in Sunland Park, New Mexico for $183.75 million. The property was added to the Strategic Gaming Leases and annual rent was increased by $15.0 million.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan five-year term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of September 30, 2025, $39.3 million was advanced and outstanding under the Ione Loan.

Dry Creek Rancheria Loan

On September 2, 2025, the Company announced, subject to all necessary permits and approvals, a $225 million commitment to serve as the lead real estate financing partner for a new, integrated resort, Caesars Republic Sonoma County, that will be developed on the site of the current River Rock Casino. Pursuant to its agreements with the Dry Creek Rancheria Band of Pomo Indians ("Dry Creek"), GLPI will initially act as a lender to the project, with a delayed draw term loan of $180 million with a 12.50% fixed rate, and a $45 million term loan B, issued at an original issue discount of 3%, bearing interest at SOFR plus 900 basis points, with a SOFR floor of 1%. Upon, or prior to, maturity of the 6-year term loans, Dry Creek will lease the property to an affiliate of GLPI for a 45-year term, for no less than $112.5 million, and GLPI will sublease the property back to an affiliate of Dry Creek. Annual rent on the sublease will be based on a 9.75% capitalization rate.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated financial statements contained in our Annual

Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2024 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements other than what is described below.

Derivative Financial Instruments

During the nine month period ended September 30, 2025, the Company entered into a forward starting interest rate swaps indexed to USD-SOFR, with notionals totaling $300 million all of which had ten year terms. The swaps were designated as cash flow hedges to mitigate the risk of variability in future interest payments associated with the expected issuance of senior unsecured notes.

The derivative instruments were recorded at fair value in either Other Assets or Other Liabilities on the Balance Sheet, with changes in fair value recognized in Other Comprehensive Income (OCI) in the statement of operations and comprehensive income, as the hedge qualifies for cash flow hedge accounting under ASC 815.

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

During the three month period ended September 30, 2025, the Company issued $1.3 billion in senior unsecured notes (See Note 7 for additional details) and terminated the interest rate swaps described above. The Company received a net cash payment of approximately $1.0 million which will be recognized as a reduction in interest expense over 10 years.

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

	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$697,328	$9,683,998	$708,456	$9,806,998
Estimated residual values of lease property (unguaranteed)	278,500	1,276,674	278,500	1,276,674
Total	975,828	10,960,672	986,956	11,083,672
Less: Unearned income	(697,330)	(8,572,737)	(708,454)	(8,716,493)
Less: Allowance for credit losses	(30,173)	(75,295)	(23,681)	(34,065)
Investment in leases, net	$248,325	$2,312,640	$254,821	$2,333,114

The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2025 for the Company's Investment in leases, financing receivables was $2,305.7 million and $82.2 million compared to $2,290.0 million and $77.1 million at December 31, 2024. The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2025 for the Company's Investment in leases, sales type was $255.6 million and $22.9 million compared to $256.7 million and $21.8 million at December 31, 2024.

At September 30, 2025, minimum lease payments owed to the Company for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales Type	Future Minimum Lease Payments - Financing Receivables
2025 (remainder of year)	$3,709	$41,103
2026	14,837	166,917
2027	14,837	169,858
2028	14,837	172,851
2029	14,837	175,897
Thereafter	634,271	8,957,372
Total	$697,328	$9,683,998
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of September 30, 2025 and December 31, 2024.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025	Change in Allowance	Balance at June 30, 2025	Change in Allowance	Balance at September 30, 2025
Maryland Live! Lease	$8,732	$5,696	$14,428	$14,143	$28,571	$(14,466)	$14,105
Pennsylvania Live! Master Lease	18,471	12,286	30,757	20,223	50,980	(11,424)	39,556
Rockford Lease	3,077	2,041	5,118	4,788	9,906	(1,304)	8,602
Tioga Downs Lease	2,651	3,767	6,418	3,105	9,523	(2,567)	6,956
Strategic Lease	1,134	3,067	4,201	1,696	5,897	179	6,076
Tropicana LV Lease	23,681	9,157	32,838	2,268	35,106	(4,933)	30,173
Totals	$57,746	$36,014	$93,760	$46,223	$139,983	$(34,515)	$105,468

	Balance at December 31, 2023	Change in Allowance	Balance at March 31, 2024	Change in Allowance	Balance at June 30, 2024	Change in Allowance	Balance at September 30, 2024
Maryland Live! Lease	$5,661	$7,094	$12,755	$(1,871)	$10,884	$500	$11,384
Pennsylvania Live! Master Lease	13,636	12,949	26,585	(1,854)	24,731	3,412	28,143
Rockford Lease	2,674	582	3,256	(303)	2,953	259	3,212
Tioga Downs Lease	—	1,579	1,579	(150)	1,429	1,173	2,602
Strategic Lease	—	—	—	856	856	(3)	853
Tropicana Las Vegas Lease	—	—	—	—	—	21,293	21,293
Totals	$21,971	$22,204	$44,175	$(3,322)	$40,853	$26,634	$67,487

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of September 30, 2025 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at September 30, 2025	Allowance as a percentage of outstanding financing receivable
2024	$298,303	$(13,032)	$285,271	(4.37)%
2023	104,409	(8,602)	95,807	(8.24)%
2022	720,258	(39,555)	680,703	(5.49)%
2021	1,264,965	(14,106)	1,250,859	(1.12)%
Total	$2,387,935	$(75,295)	$2,312,640	(3.15)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of September 30, 2025 (in thousands):

Origination year	Investment in leases, sales-type	Allowance for credit losses	Amortized cost basis at September 30, 2025	Allowance as a percentage of outstanding financing receivable
2024	$278,498	$(30,173)	$248,325	(10.83)%

During the three and nine months ended September 30, 2025, the Company recorded a benefit for credit losses of $34.5 million and a provision for credit losses of $47.7 million, respectively, related to investments in leases, financing receivables, and sales-type leases. The benefit for the three months ended September 30, 2025 was driven by an improvement in the third-party forward looking economic outlook used in the Company's CECL reserve calculation compared to what was utilized at June 30, 2025. The provision for the nine months ended September 30, 2025 was primarily driven by the deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at December 31, 2024.

During the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses of $27.7 million and $47.2 million, respectively, related to investment in leases, financing receivables. The provision for the three and nine months ended September 30, 2024 was primarily due to the initial establishment of reserves on the Tropicana Las Vegas Lease which was determined based on the underlying credit quality of the tenant, a decline in the estimated real estate values underlying the Company's Investment in leases, financing receivables and, to a lesser extent, the Company's real estate loans and loan commitments. The real estate values are estimated based on actual and long term projections of the Commercial Real Estate Price Index which, as of September 30, 2024, have declined relative to December 31, 2023.

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

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and are summarized as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Land and improvements	$3,588,793	$3,583,793
Building and improvements	7,128,361	6,962,126
Construction in progress	58,889	39,542
Total real estate investments	10,776,043	10,585,461
Less accumulated depreciation	(2,635,115)	(2,436,742)
Real estate investments, net	$8,140,928	$8,148,719

As discussed in Note 1, the Company reimbursed PENN $5 million for land site development costs for the new Hollywood Casino Joliet that is being developed. The increase in buildings and improvements relates to the completion of the hotel development for The Belle, along with $130 million funded to PENN for the relocation of the Hollywood Casino Joliet. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real estate loans, net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of September 30, 2025 and December 31, 2024, the entire $150 million commitment was drawn. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% from 10% with a maturity date of June 30, 2026, subject to a 6 month extension.

The Company also entered into the Ione Loan for up to $110 million, of which $39.3 million and $15.2 million was drawn as of September 30, 2025 and December 31, 2024, respectively. The following is a summary of the balances of the Company's Real estate loans, net.

	September 30, 2025	December 31, 2024
	(in thousands)
Real estate loans	$189,346	$165,160
Less: Allowance for credit losses	(12,464)	(4,570)
Real estate loans, net	$176,882	$160,590

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Total
December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	(7,426)	(150)	(7,576)
Change in allowance	(6,877)	(208)	(7,085)
Ending balance at June 30, 2025	(14,303)	(358)	(14,661)
Change in allowance	2,126	71	2,197
Ending balance at September 30, 2025	$(12,177)	$(287)	$(12,464)

	Rockford Loan	Ione Loan	Total
Balance at December 31, 2023	$(964)	$—	$(964)
Change in allowance	(729)	—	(729)
Ending balance at March 31, 2024	(1,693)	—	(1,693)
Change in allowance	(935)	—	(935)
Ending balance at June 30, 2024	(2,628)	—	(2,628)
Change in allowance	(2,190)	(59)	(2,249)
Ending balance at September 30, 2024	$(4,818)	$(59)	$(4,877)

The amortized cost basis of the Company's real estate loans, financing receivables by year of origination is shown below as of September 30, 2025 (in thousands):

Origination year	Real estate loans	Allowance for credit losses	Amortized cost basis at September 30, 2025	Allowance as a percentage of outstanding real estate loans
2024	$39,346	$(287)	$39,059	(0.73)%
2023	150,000	(12,177)	137,823	(8.12)%
Total	$189,346	$(12,464)	$176,882	(6.58)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded a benefit for credit losses of $2.2 million and a provision for credit losses of $7.9 million for the three month and nine month period ended September 30, 2025 on the Company's real estate loans, respectively. The benefit for the three months ended September 30, 2025 was driven by an improvement in the third-party forward looking economic outlook used in the Company's CECL reserve calculation compared to what was utilized at June 30, 2025. The provision for the nine months ended September 30, 2025 was primarily driven by the deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at December 31, 2024. The Company recorded a provision for credit losses of $2.2 million and $3.9 million for the three month and nine months ended September 30, 2024 on real estate loans.

Additionally, the Company recorded a benefit of $0.7 million during the three month period ended September 30, 2025 on unfunded loan commitments compared to a benefit of $1.2 million and $2.2 million during the three month and nine month period ended September 30, 2024. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $0.5 million at both September 30, 2025 and December 31, 2024, respectively. The Company's borrowers were current on their loan obligations as of September 30, 2025 and December 31, 2024.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	September 30, 2025	December 31, 2024
Right-of use assets - operating leases	$242,673	$244,594
Land rights, net	834,379	847,189
Right-of-use assets and land rights, net	$1,077,052	$1,091,783

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(113,924)	(101,114)
Land rights, net	$834,379	$847,189

As of September 30, 2025, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$4,269
2026	17,079
2027	17,079
2028	17,079
2029	17,079
Thereafter	761,794
Total	$834,379

Operating Lease Liabilities

At September 30, 2025, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2025 (remainder of year)	$4,309
2026	17,291
2027	16,786
2028	16,673
2029	16,710
Thereafter	787,924
Total lease payments	$859,693
Less: interest	(616,598)
Present value of lease liabilities	$243,095

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$4,315	$3,636	$12,945	$10,900
Variable lease cost	5,200	4,846	15,528	14,718
Amortization of land right assets	4,270	3,276	12,809	9,828
Total lease cost	$13,785	$11,758	$41,282	$35,446

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2025
Weighted average remaining lease term - operating leases	52.61 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$417	$415	$1,248	$1,244

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations. At September 30, 2025, payments under the Company's financing lease liabilities were as follows (in thousands):

2025 (remainder of year)	$675
2026	2,712
2027	2,735
2028	2,758
2029	2,782
Thereafter	311,040
Total lease payments	$322,702
Less: Interest	(261,597)
Present value of finance lease liability	$61,105

7.    Long-term Debt

Long-term debt is as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$332,455	$332,455
Term Loan Credit Facility due September 2027	600,000	600,000
$850 million 5.250% senior unsecured notes due June 2025	—	850,000
$975 million 5.375% senior unsecured notes due April 2026	—	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$600 million 5.250% senior unsecured notes due February 2033	600,000	—
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	800,000
$700 million 5.750% senior unsecured notes due November 2037	700,000	—
$400 million 6.250% senior unsecured notes due September 2054	400,000	400,000
Other	174	277
Total long-term debt	7,282,629	7,807,732
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(81,416)	(71,855)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$7,201,213	$7,735,877

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2025 (in thousands):

2025 (remainder of year)	$34
2026	140
2027	600,000
2028	832,455
2029	750,000
Over 5 years	5,100,000
Total minimum payments	$7,282,629

Senior Unsecured Amended Credit Agreement

The Company has a Senior Unsecured Amended Credit Agreement (the "Amended Credit Agreement") providing for a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the "Revolver"). GLP Capital is the primary obligor under the Senior Unsecured Credit Agreement, which is guaranteed by GLPI.

At September 30, 2025, $332.5 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,757.2 million of available borrowing capacity under the Revolver as of September 30, 2025. The weighted average interest rate under the Revolver and term loan credit facility at September 30, 2025 was 5.46%.

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

Senior Unsecured Notes

At September 30, 2025, the Company had $6,350.0 million of outstanding senior unsecured notes (the "Senior Notes"). During the nine months ended September 30, 2025, the Company redeemed its $850 million, 5.250% senior unsecured notes due June 2025, and its $975 million,5.375% senior unsecured notes due April 2026. The notes were redeemed with cash on hand.

In August 2025, the Company issued $600 million aggregate principal amount of 5.25% senior unsecured notes due February 15, 2033, at a price of 99.642% of the principal amount (the "February 2033 Notes"), and $700 million aggregate principal amount of 5.75% senior unsecured notes due November 1, 2037, at a price of 99.187% of the principal amount (the "November 2037 Notes"). In connection with the issuances, the Company terminated certain forward starting interest rate swap agreements and will recognize a benefit of approximately $1 million, amortized over ten years as a reduction of interest expense, with respect to the November 2037 Notes. The Company used the net proceeds from the offering to redeem in full its outstanding $975 million aggregate principal amount of 5.375% Senior Notes due April 2026 (the “April 2026 Notes”), including payment of the related make-whole premium. The Company intends to use the remaining net proceeds for general corporate purposes, which may include working capital, repayment of indebtedness, capital expenditures, and development or expansion projects at existing or new properties. The redemption of the April 2026 Notes resulted in the recognition of a debt extinguishment charge of $3.8 million, which consisted of the make-whole premium and the write-off of unamortized debt issuance costs and discounts.

At September 30, 2025, the Company was in compliance with all required financial covenants on its debt obligations.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$751,715	$751,715	$462,632	$462,632
Investment securities held to maturity	—	—	560,832	561,154
Investment in leases, financing receivables, net	2,312,640	2,056,101	2,333,114	2,087,705
Investment in leases, sales type, net	248,325	282,422	254,821	280,970
Real estate loans, net	176,882	189,706	160,590	164,750
Deferred compensation plan assets	45,175	45,175	38,948	38,948
Financial liabilities:
Long-term debt:
Amended Credit Agreement and Term Loan Credit Facility	932,455	932,455	932,455	932,455
Senior Notes	6,350,000	6,288,016	6,875,000	6,665,565

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025 and 2024.

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

Funding commitments

As of September 30, 2025, the Company has entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at September 30, 2025
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Relocation of Hollywood Casino Joliet	$130 million	$130.0 million
Construction of a hotel tower at the M Resort (2)	$150 million	None
Construction of a hotel at Hollywood Casino Columbus	$70 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs	(3)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None (4)
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$75.6 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$5.1 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$39.3 million
Call right to acquire Bally's Lincoln	$735 million	None

(1)    PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026. The Company anticipates funding $225 million at a 7.75% capitalization rate.

(2)    On August 11, 2025, PENN requested $150 million for its M Resort hotel tower project which will be subject to a capitalization rate of 7.79% which GLPI expects to fund on November 3, 2025.

(3)    The Company has agreed to fund, if requested by PENN in their sole discretion, on or before March 31, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

(4)    In October 2025, the Company funded $125.4 million on this development project.

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

Details of the Company's income from real estate for the three and nine months ended September 30, 2025 was as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Building base rent	$303,872	$903,969
Land base rent	49,541	148,588
Percentage rent and other rental revenue	18,241	54,429
Interest income on real estate loans	4,022	11,142
Total cash income	$375,676	$1,118,128
Straight-line rent adjustments	5,390	20,235
Ground rent in revenue	9,553	28,605
Accretion on financing receivables	6,991	20,753
Total income from real estate	$397,610	$1,187,721
As of September 30, 2025, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2025 (remainder of year)	$324,047	$10,143	$3,891	$338,081
2026	1,267,417	47,686	15,619	1,330,722
2027	1,257,706	46,567	15,154	1,319,427
2028	1,259,885	39,646	15,036	1,314,567
2029	1,242,005	33,809	15,036	1,290,850
Thereafter	4,983,761	5,038	73,552	5,062,351
Total	$10,334,821	$182,889	$138,288	$10,655,998
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	283,008	273,788	278,454	272,265
Assumed conversion of restricted stock awards (1)	148	184	118	144
Assumed conversion of performance-based restricted stock awards	215	482	173	437
Dilution attributable to equity forward contract	132	344	56	5
Diluted weighted-average common shares outstanding	283,503	274,798	278,801	272,851

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$241,191	$184,694	$557,814	$567,408
Less: Net income allocated to participating securities	(210)	(124)	(572)	(300)
Net income for earnings per share purposes	$240,981	$184,570	$557,242	$567,108
Weighted-average common shares outstanding	283,008	273,788	278,454	272,265
Basic EPS	$0.85	$0.67	$2.00	$2.08

Calculation of diluted EPS:
Net income attributable to common shareholders	$241,191	$184,694	$557,814	$567,408
Diluted weighted-average common shares outstanding	283,355	274,798	278,683	272,851
Diluted EPS	$0.85	$0.67	$2.00	$2.08

Antidilutive securities excluded from the computation of diluted earnings per share	53	33	54	93

(1) During the three and nine months ended September 30, 2025, these awards which are participating securities were accounted for under the two class method and excluded from diluted shares as they are a separate class.

12.    Equity

Common stock issuance

On May 2, 2025, the Company entered into a new continuous equity offering program under which the Company may sell up to an aggregate of $1.25 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2025 ATM Program"). The issuance of securities through the 2025 ATM Program will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2025 ATM Program. The 2025 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2025 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.25 billion. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser.

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

During the three month period ended September 30, 2025, the Company sold 7,589,487 shares of common stock under forward sale agreements, that will raise gross proceeds of $363.3 million subject to certain contractual adjustments. No amounts are recorded on the Company's balance sheet until the forward is settled (which contractually mature in the third quarter of 2026 but may be settled prior to this time period at the Company's election). Reflecting the impact of these forward sale agreements, the Company has $886.7 million remaining for issuance under the 2025 ATM Program.

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

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of September 30, 2025, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.5 million and $19.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2025. The Company paid $6.1 million and $18.4 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2024.

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

Accumulated Other Comprehensive Income (Loss)

As discussed in Note 2, the Company had derivative instruments designated as cash flow hedges which it terminated in connection with the August 2025 issuance of Senior Notes. The amount in other comprehensive income before reclassifications is being amortized as a reduction in interest expense over ten years, which was the life of the derivative instruments. The amount expected to be amortized out of other comprehensive income to interest expense over the next 12 months is $0.1 million.

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2025 and 2024:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873
May 15, 2025	June 13, 2025	Common Stock	$0.78	Second Quarter 2025	June 27, 2025	$220,743
August 28, 2025	September 12, 2025	Common Stock	$0.78	Third Quarter 2025	September 26, 2025	$220,747

2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340
August 28, 2024	September 13, 2024	Common Stock	$0.76	Third Quarter 2024	September 27, 2024	$208,538

In addition, for the three and nine months ended September 30, 2025, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million. For the three and nine months ended September 30, 2024, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.7 million.

13.    Stock-Based Compensation

     The Company's Amended and Restated 2013 Long Term Incentive Compensation Plan (the "2013 Plan") provides for the Company to issue restricted stock awards, including performance-based restricted stock awards, and other equity or cash-based awards. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy restricted stock award releases.

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

As of September 30, 2025, there was $4.1 million of total unrecognized compensation cost for time based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.87 years. For the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $5.3 million of compensation expense associated with these awards, compared to $1.5 million and $7.3 million for the three and nine months ended September 30, 2024, within general and administrative expenses on the condensed consolidated statements of income.

The following table contains information on time based restricted stock award activity for the nine months ended September 30, 2025:

Number of Award Shares
Outstanding at December 31, 2024	284,843
Granted	211,307
Released	(234,948)
Canceled	(15,000)
Outstanding at September 30, 2025	246,202

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of September 30, 2025, there was $12.1 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.59 years.  For the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $6.6 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income compared to $3.9 million and $11.7 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2025:

Number of Performance-Based Award Shares
Outstanding at December 31, 2024	1,537,000
Granted	245,000
Released	(488,500)
Canceled	(131,500)
Outstanding at September 30, 2025	1,162,000

As of September 30, 2025, there was $0.5 million of total unrecognized compensation cost for time based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.26 years. For the three and nine months ended September 30, 2025, the Company recognized a benefit of $0.1 million and an expense of $2.8 million of compensation associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on time based LTIP award activity for the nine months ended September 30, 2025:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	85,000
Released	—
Canceled	(15,000)
Outstanding at September 30, 2025	70,000

Performance-based LTIP awards have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of September 30, 2025, there was $5.7 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.26 years.  For the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.9 million of compensation expense associated with these awards within general and administrative expenses on the condensed consolidated statements of income and noncontrolling interests on the Company's condensed consolidated balance sheet.

The following table contains information on performance-based LTIP award activity for the nine months ended September 30, 2025:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2024	—
Granted	340,000
Released	—
Canceled	(60,000)
Outstanding at September 30, 2025	280,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for income taxes, net of refunds received	$215	$590	$1,998	$2,989
Cash paid for interest	$128,456	$79,382	$319,788	$247,008
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

15.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost. No acquisitions closed during the nine months ended September 30, 2025.

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

On September 11, 2024, the Company completed its previously announced $250 million acquisition of the land on which Bally's permanent casino in Chicago, Illinois is being constructed. The Company will also fund construction costs of up to $940.0 million for certain real property improvements of the project. Rental income being received on the land is being deferred and will be recognized once the development project is substantially complete and ready for its intended use.

16.    Subsequent Events

On October 15, 2025, the Company acquired the real estate assets of Sunland Park Racetrack and Casino ("Sunland Park") for $183.75 million. The property was added to the Strategic Gaming Lease and annual rent was increased by $15 million.

In October 2025, the Company funded $125.4 million of development costs for Bally's Chicago and a parent guarantee was added to the Bally's Chicago Lease.

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Virginia Casino & Hotel, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia. In addition, GLPI has committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The transaction also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis and rent will be deferred until the facility is ready for its intended use.

Effective October 2025, the Company’s option, subject to receipt by Bally’s of required consents, and call right, subject only to regulatory approval, to acquire the real property assets of Bally's Lincoln for a purchase price of $735 million and additional rent of $58.8 million were amended to extend the applicable dates by two years, to December 31, 2028 and October 1, 2028, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three and nine months ended September 30, 2025 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2024. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

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

Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities and financing commitments. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•our ability to satisfy certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis in order for the Company to maintain its REIT status;

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

•our ability to generate sufficient cash flows to service and comply with financial covenants under our outstanding indebtedness;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), and in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of September 30, 2025, GLPI holds a 97.1% controlling financial interest in the operating partnership.

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

Property and lease information

The Company has disclosed the following key terms of its Master Leases and Single Property Leases in the tables below, along with the properties within each lease at September 30, 2025. We believe the following key terms are important for users of our financial statements to understand.

•The Coverage ratio is a defined term in each respective lease agreement with our tenants and represents the ratio of Adjusted EBITDAR to rent expense for the properties contained within each lease. Adjusted EBITDAR is defined in each respective lease but is generally consistent with the Company's definition of Adjusted EBITDA as described in the Results of Operations section of this Management Discussion and Analysis, plus rent expense paid to GLPI.

•Certain leases have a Minimum Escalator Coverage Ratio Governor as disclosed below. Before a rent escalation of up to 2% on the building base rent component of each lease can occur, the minimum coverage ratio for these leases needs to be 1.8 to 1 for the applicable lease year.

•The reported Coverage ratios below with respect to our tenants' rent coverage over the trailing twelve months were provided by our tenants for the most recently available time period. GLPI has not independently verified the accuracy of the tenants' information and therefore makes no representation as to its accuracy. Rent coverage ratios are not reported for ground leases, leases with development projects nor on leases that have been in effect for less than twelve months.

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at June 30, 2025	1.88		2.13
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		Nov-28
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at June 30, 2025	1.69 (3)		2.00
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    If the tenant's parent's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parent's net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2.
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

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	Casino Queen Marquette	Marquette, IA
	Bally's Shreveport	Shreveport, LA	Belle of Baton Rouge	Baton Rouge, LA
	Draft Kings at Casino Queen (4)	East St. Louis, IL
	The Queen Baton Rouge (4)	Baton Rouge, LA
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		(5)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at June 30, 2025	2.78		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A

(1)    If the tenant's parent's net leverage is greater than 5.5 to 1, then the adjusted revenue to rent coverage for the last two consecutive test periods must be at least 1.35. If the tenant's parent's net leverage is equal to or less than 5.5 to 1, then the ratio shall be reduced to 1.2. For the Casino Queen Master Lease the test begins on the first anniversary after both development projects are completed and open to the public.
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

(4)    Effective July 1, 2025, these properties were transferred to Bally's Master II and the associated annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II. The Bally's Master Lease II rent coverage ratio has been restated on a proforma basis.

(5)    If a default were to occur under the Casino Queen Master Lease, the Company has the right under the terms of the lease to elect to amend Bally’s Master Lease II and place the assets into it, which carries a corporate guarantee.

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		1.75% (1)
Coverage ratio at June 30, 2025	2.46		1.75
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
(1)    Building base rent will be increased by 1.75% in the 7th and 8th lease year and 2% in the 9th lease year and each year thereafter.

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at June 30, 2025	2.50		1.82 (3)
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		Jun-26
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.
(3)    Coverage ratio above is proforma for the acquisition of the real estate assets of Sunland Park which closed on October 15, 2025.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease	MD Live! Lease
Operator	Boyd	Caesars	PENN	Cordish
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown	Live! Casino & Hotel Maryland
	Cincinnati, OH	St. Louis, MO	Morgantown, PA	Hanover, MD
Commencement Date	10/15/2018	9/29/2020	10/1/2020	12/29/2021
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040	12/31/2060
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A	1.4
Competitive Radius Landlord Protection	Yes	Yes	N/A	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.25% (1)	1.25% (2)	1.75%
Coverage ratio at June 30, 2025	3.06	1.97	N/A	3.56
Minimum Escalator Coverage Governor	1.8	N/A	N/A	N/A
Yearly Anniversary for Realization	May	October	December	January
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A	N/A
Next Reset	May 2026	N/A	N/A	N/A

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

Single Property Leases
	Tropicana Lease	Tioga Downs Lease	Rockford Lease	Chicago Lease
Operator	Bally's	American Racing and Entertainment	(managed by Hard Rock)	Bally's
Properties	Tropicana Las Vegas	Tioga Downs	Hard Rock Casino Rockford	Bally's Chicago Development
	Las Vegas, NV	Nichols, NY	Rockford, IL	Chicago, IL
Commencement Date	9/26/2022	2/6/2024	8/29/2023	7/18/2025
Lease Expiration Date	9/25/2072	2/28/2054	8/31/2122	7/31/2040
Remaining Renewal Terms	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)	None	20 (4 x 5 years)
Corporate Guarantee	Yes	Yes	No	Yes
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)	1.4	1.4	1.35 (1)
Competitive Radius Landlord Protection	Yes	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)	1.75% (3)	2%	(2)
Coverage ratio at June 30, 2025	N/A	1.98	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A	N/A
Yearly Anniversary for Realization	October	March	September	August
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A	N/A

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

Funding commitments

As of September 30, 2025, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at September 30, 2025
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Relocation of Hollywood Casino Joliet	$130 million	$130.0 million
Construction of a hotel tower at the M Resort (2)	$150 million	None
Construction of a hotel at Hollywood Casino Columbus	$70 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs	(3)	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	None (4)
Funding and oversight of a landside move and hotel renovation at The Belle	$111 million	$75.6 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$5.1 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$39.3 million
Call right to acquire Bally's Lincoln	$735 million	None

(1)    PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026. The Company anticipates funding $225 million at a 7.75% capitalization rate.

(2)    On August 11, 2025, PENN requested $150 million for its M Resort hotel tower project which will be subject to a capitalization rate of 7.79% and is anticipated to be funded in early November 2025.

(3)    The Company has agreed to fund, if requested by PENN at their sole discretion, on or before March 31, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million.

(4)    In October 2025, the Company funded $125.4 million on this development project.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2025.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $397.6 million and $337.2 million, respectively, for the three months ended September 30, 2025, compared to $385.3 million and $271.4 million, respectively, for the corresponding period in the prior year. The Company reported total revenues and income from operations of $1,187.7 million and $838.1 million, respectively for the nine months ended September 30, 2025 compared to $1,141.9 million and $822.5 million for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were as follows:

•Total income from real estate increased by $12.3 million to $397.6 million for the three months ended September 30, 2025 compared to $385.3 million for the corresponding period in the prior year. The primary reason for the increase was from our recent acquisitions which increased cash rental income by $16.5 million. Additionally, the three months ended September 30, 2025 benefited by $4.0 million from escalations on our leases, and higher ground rent revenue of $1.0 million. These items were partially offset by unfavorable straight-line rent adjustments of $9.3 million.

•Total income from real estate increased by $45.8 million to $1,187.7 million for the nine months ended September 30, 2025 compared to $1,141.9 million for the corresponding period in the prior year. The primary reason for the increase was from our recent acquisitions which increased cash rental income by $54.2 million. Additionally, the nine months ended September 30, 2025 benefited by $13.6 million from escalations on our leases, favorable variable rents of $2.2 million and higher ground rent revenue of $2.8 million. These items were partially offset by lower accretion of $1.0 million on its Investment in leases and unfavorable straight-line rent adjustments of $26.0 million.
•Total operating expenses decreased by $53.5 million for the three months ended September 30, 2025 as compared to the corresponding period in the prior year. The primary reason for the decrease was a decline in the provision for credit losses of $65.0 million resulting from a more optimistic forward looking economic forecast at September 30, 2025 compared to what was utilized at June 30, 2025. The provision in the third quarter of 2024 of $27.7 million was due primarily from the initial establishment of a credit loss reserve on the Tropicana Las Vegas Lease as it was reassessed due to a lease reconsideration event and was classified as a sales type lease. The reconsideration event also resulted in a gain of $3.8 million on the reclassification of the lease. The Company also incurred higher land rights and ground lease expense of $2.0 million due to the acquisition of the assets in Bally's Master Lease II. Additionally, general and administrative expenses increased by $3.1 million due primarily from an executive severance charge of $6.3 million related to the Company's former Chief Investment Officer, partially offset by lower stock based compensation costs of $3.9 million due to forfeitures from the executive awards. Finally, the Company incurred higher depreciation expense of $2.7 million due to its recent acquisitions.

•Total operating expenses increased by $30.2 million for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year. The Company incurred an increase in the provision for credit losses of $8.4 million during the nine months ended September 30, 2025. The provision increase was due primarily from a more pessimistic forward looking economic forecast at September 30, 2025 compared to what was utilized for the corresponding period in the prior year which was impacted by the initial establishment of a reserve for the Tropicana Las Vegas Lease as previously mentioned. The Company also incurred higher land rights and ground lease expense of $5.8 million due to the acquisition of the assets in Bally's Master Lease II. Additionally, general and administrative expenses increased by $6.0 million due primarily from an executive severance charge of $6.3 million related to the Company's former Chief Investment Officer, higher deal related and legal costs of $0.9 million, and higher salaries and bonus expense of $0.4 million which was partially offset by lower stock-based compensation expense of $2.4 million due primarily from the forfeiture of awards from the departure of an executive. The Company also incurred higher depreciation of $6.3 million due to its recent acquisitions. Gains from dispositions declined by $3.7 million due to the previously mentioned gain related to the reconsideration event on the Tropicana Las Vegas Lease.

•Other expenses increased by $7.3 million and $24.5 million for the three and nine months ended September 30, 2025. Results for the three month period ended September 30, 2025 were negatively impacted by lower average interest earning balances compared to the prior year which resulted in a $5.2 million reduction in interest income. Results for the current period also included a debt extinguishment charge of $3.8 million for a call premium payment and accelerated amortization of debt issuance costs due to the April 2026 Notes redemption. Results for the nine months ended September 30, 2025 included higher interest expense of $12.2 million associated with the Company's increased borrowings to fund our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025, lower interest income of $8.5 million from a reduction in our average interest earning balances, as well as the previously mentioned debt extinguishment charge.

•Net income increased by $58.4 million and decreased by $9.0 million for the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

The consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$397,610	$385,341	$1,187,721	$1,141,931
Total operating expenses	60,447	113,897	349,660	319,452
Income from operations	337,163	271,444	838,061	822,479
Total other expenses	(88,122)	(80,829)	(261,392)	(236,877)
Income before income taxes	249,041	190,615	576,669	585,602
Income tax expense	560	515	1,669	1,564
Net income	$248,481	$190,100	$575,000	$584,038
Net income attributable to non-controlling interest in the Operating Partnership	(7,290)	(5,406)	(17,186)	(16,630)
Net income attributable to common shareholders	$241,191	$184,694	$557,814	$567,408

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property, net of tax and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; straight-line rent and deferred rent adjustments; losses on debt extinguishment; severance charges, capitalized interest; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property, net of tax; stock based compensation expense; straight-line rent and deferred rent adjustments; amortization of land rights; accretion on Investment in leases, financing receivables; non-cash adjustments to financing lease liabilities; losses on debt extinguishment; severance charges; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$248,481	$190,100	$575,000	$584,038
Gains from dispositions of property, net of tax	—	(3,790)	(125)	(3,790)
Real estate depreciation	66,985	64,289	200,263	193,943
Funds from operations	$315,466	$250,599	$775,138	$774,191
Straight-line rent and deferred rent adjustments	(5,390)	(14,682)	(20,235)	(46,262)
Other depreciation	488	482	1,457	1,450
Provision (benefit) for credit losses, net	(37,363)	27,686	55,611	47,194
Amortization of land rights	4,270	3,276	12,810	9,828
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,425	2,803	9,884	8,172
Stock based compensation	1,551	5,463	16,565	19,010
Losses on debt extinguishment	3,783	—	3,783	—
Severance charges	6,320	—	6,320	—
Accretion on investment in leases, financing receivables	(6,991)	(7,093)	(20,753)	(21,753)
Non-cash adjustment to financing lease liabilities	112	112	317	358
Capitalized interest	(3,652)	(857)	(10,668)	(857)
Capital maintenance expenditures	—	453	(157)	(99)
Adjusted funds from operations	$282,019	$268,242	$830,072	$791,232
Interest, net	83,552	80,047	255,277	234,697
Income tax expense	560	515	1,669	1,564
Capital maintenance expenditures	—	(453)	157	99
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,425)	(2,803)	(9,884)	(8,172)
Capitalized interest	3,652	857	10,668	857
Adjusted EBITDA	$366,358	$346,405	$1,087,959	$1,020,277

Net income, FFO, AFFO and Adjusted EBITDA were $248.5 million, $315.5 million, $282.0 million, and $366.4 million for the three months ended September 30, 2025, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $190.1 million, $250.6 million, $268.2 million and $346.4 million for the corresponding period in the prior year. The increase in net income of $58.4 million was primarily attributable to decreased operating expenses of $53.5 million which was driven by the decrease in provision for credit losses of $65.0 million and by an increase in total revenues of $12.3 million. These increases were partially offset by higher other expenses of $7.3 million.

Net income, FFO, AFFO and Adjusted EBITDA were $575.0 million, $775.1 million, $830.1 million, and $1,088.0 million for the nine months ended September 30, 2025, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $584.0 million, $774.2 million, $791.2 million and $1,020.3 million for the corresponding period in the prior year. The decrease in net income of $9.0 million was primarily attributable to decreased operating expenses of $30.2 million and higher other expenses of $24.5 million driven by higher interest expense to partially finance our acquisitions and lower interest income earned on cash and investments partially offset by an increase in total revenues of $45.8 million.
The decrease in FFO for the nine months ended September 30, 2025 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Rental income	$341,755	$333,244	$8,511	2.6%
Income from investment in leases, financing receivables	48,066	47,503	563	1.2%
Income from sales type leases	3,767	1,240	2,527	203.8%
Interest income from real estate loans	4,022	3,354	668	19.9%
Total income from real estate	$397,610	$385,341	$12,269	3.2%

	Nine Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Rental income	$1,021,534	$996,641	$24,893	2.5%
Income from investment in leases, financing receivables	143,756	137,782	5,974	4.3%
Income from sales type leases	11,289	1,240	10,049	810.4%
Interest income from real estate loans	11,142	6,268	4,874	77.8%
Total income from real estate	1,187,721	$1,141,931	45,790	4.0%

Total income from real estate

•Total income from real estate increased by $12.3 million to $397.6 million for the three months ended September 30, 2025 compared to $385.3 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $16.5 million for the three months ended September 30, 2025. Additionally, the three months ended September 30, 2025 benefited by $4.0 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $0.2 million, higher ground rent revenue of $1.0 million. The Company also had unfavorable straight-line rent adjustments of $9.3 million compared to the corresponding period in the prior year and lower accretion of $0.1 million on Investment in leases.

•Total income from real estate increased by $45.8 million to $1,187.7 million for the nine months ended September 30, 2025 compared to $1,141.9 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $54.2 million for the nine months ended September 30, 2025. Additionally, the nine months ended September 30, 2025 benefited by $13.6 million compared to the corresponding period in the prior year from escalations on our leases, favorable variable rents of $2.2 million and higher ground rent revenue of $2.8 million. The Company also recognized lower accretion of $1.0 million on its Investment in leases and unfavorable straight-line rent adjustments of $26.0 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three and nine months ended September 30, 2025 was as follows (in thousands)

Three Months Ended September 30, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$54,152	$10,758	$6,502	$—	$71,412	$4,952	$595	$—	$76,959
PENN 2023 Master Lease	61,476	—	70	—	61,546	4,852	—	—	66,398
Amended Pinnacle Master Lease	61,482	17,814	8,122	—	87,418	1,858	2,218	—	91,494
PENN Morgantown Lease	—	796	—	—	796	—	—	—	796
Caesars Master Lease	16,302	5,932	—	—	22,234	1,916	330	—	24,480
Horseshoe St. Louis Lease	5,991	—	—	—	5,991	325	—	—	6,316
Boyd Master Lease	20,879	2,946	3,047	—	26,872	(2,364)	432	—	24,940
Boyd Belterra Lease	738	473	500	—	1,711	(377)	—	—	1,334
Bally's Master Lease	26,939	—	—	—	26,939	—	2,541	—	29,480
Bally's Master Lease II	15,265	—	—	—	15,265	(67)	891	—	16,089
Maryland Live! Lease	19,412	—	—	—	19,412	—	2,129	3,395	24,936
Pennsylvania Live! Master Lease	12,942	—	—	—	12,942	—	309	2,184	15,435
Casino Queen Master Lease	2,301	—	—	—	2,301	(705)	—	—	1,596
Tropicana Las Vegas Lease	—	3,768	—	—	3,768	—	—	(1)	3,767
Rockford Lease	—	2,054	—	—	2,054	—	—	519	2,573
Rockford Loan	—	—	—	3,067	3,067	—	—	—	3,067
Tioga Downs Lease	3,694	—	—	—	3,694	—	2	576	4,272
Strategic Gaming Leases	2,299	—	—	—	2,299	—	106	318	2,723
Ione Loan	—	—	—	955	955	—	—	—	955
Bally's Chicago Lease	—	5,000	—	—	5,000	(5,000)	—	—	—
Total	$303,872	$49,541	$18,241	$4,022	$375,676	$5,390	$9,553	$6,991	$397,610

(1) Amount includes $0.1 million of tenant improvement allowance amortization.

Nine Months Ended September 30, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (2)	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$162,455	$32,276	$19,558	$—	$214,289	$14,856	$1,705	$—	$230,850
PENN 2023 Master Lease	181,070	—	(134)	—	180,936	14,327	—	—	195,263
Amended Pinnacle Master Lease	184,447	53,442	24,365	—	262,254	5,574	6,424	—	274,252
PENN Morgantown Lease	—	2,388	—	—	2,388	—	—	—	2,388
Caesars Master Lease	48,906	17,796	—	—	66,702	5,748	990	—	73,440
Horseshoe St. Louis Lease	17,974	—	—	—	17,974	974	—	—	18,948
Boyd Master Lease	62,091	8,839	9,140	—	80,070	(5,078)	1,297	—	76,289
Boyd Belterra Lease	2,195	1,420	1,500	—	5,115	(779)	—	—	4,336
Bally's Master Lease	79,924	—	—	—	79,924	—	7,745	—	87,669
Bally's Master Lease II	31,361	—	—	—	31,361	(67)	2,779	—	34,073
Maryland Live! Lease	58,236	—	—	—	58,236	—	6,415	10,020	74,671
Pennsylvania Live! Master Lease	38,676	—	—	—	38,676	—	928	6,560	46,164
Casino Queen Master Lease	18,694	—	—	—	18,694	(320)	—	—	18,374
Tropicana Las Vegas Lease	—	11,293	—	—	11,293	—	—	(4)	11,289
Rockford Lease	—	6,134	—	—	6,134	—	—	1,547	7,681
Rockford Loan	—	—	—	9,100	9,100	—	—	—	9,100
Tioga Downs Lease	11,042	—	—	—	11,042	—	5	1,708	12,755
Strategic Gaming Leases	6,898	—	—	—	6,898	—	317	922	8,137
Ione Loan	—	—	—	2,042	2,042	—	—	—	2,042
Bally's Chicago Lease	—	15,000	—	—	15,000	(15,000)	—	—	—
Total	$903,969	$148,588	$54,429	$11,142	$1,118,128	$20,235	$28,605	$20,753	$1,187,721

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

Operating expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	$13,785	$11,758	$2,027	17.2%
General and administrative	16,552	13,472	3,080	22.9%
Gains from dispositions	—	(3,790)	3,790	N/A
Depreciation	67,473	64,771	2,702	4.2%
Provision for credit losses	(37,363)	27,686	(65,049)	(235.0)%
Total operating expenses	$60,447	$113,897	$(53,450)	(46.9)%

	Nine Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	41,282	35,446	5,836	16.5%
General and administrative	51,172	45,209	5,963	13.2%
Gains from dispositions	(125)	(3,790)	3,665	N/A
Depreciation	201,720	195,393	6,327	3.2%
Provision for credit losses	55,611	47,194	8,417	17.8%
Total operating expenses	349,660	319,452	30,208	9.5%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $2.0 million and $5.8 million for the three and nine months ended September 30, 2025, as compared to the corresponding period in the prior year due to the acquisition of the real estate assets in Bally's Master Lease II.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses increased by $3.1 million and $6.0 million for the three and nine months ended September 30, 2025 as compared to the corresponding period in the prior year. The results for the three month period ended September 30, 2025 included an executive severance charge of $6.3 million, partially offset by lower stock based compensation costs of $3.9 million due to forfeitures from the executives awards. Results for the nine month period ended September 30, 2025, were impacted by the aforementioned severance charge, higher deal related and legal costs of $0.9 million, and higher salaries and bonus expense of $0.4 million which was partially offset by lower stock based compensation expense of $2.4 million.

Gains from dispositions

Gains from dispositions for the three and nine months ended September 30, 2024 of $3.8 million was due to the lease reconsideration event for the Tropicana Las Vegas Lease which resulted in the lease being reclassified from an operating lease to a sales type lease.

Depreciation

Depreciation expense increased by $2.7 million and $6.3 million for the three and nine months ended September 30, 2025 as compared to the corresponding period in the prior year due to our recent acquisition activity.

Provision for credit losses

The Company recorded a benefit for credit losses of $37.4 million and a provision for credit losses of $55.6 million for the three and nine months ended September 30, 2025 compared to a provision of $27.7 million and $47.2 million for the corresponding periods in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, financing receivables, net as well as the Company's real estate loans and loan commitments.

The benefit for the three months ended September 30, 2025 was driven by an improvement in the third-party forward looking economic outlook used in the Company's CECL reserve calculation compared to what was utilized at June 30, 2025. The provision for the nine months ended September 30, 2025 was primarily driven by the deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at December 31, 2024. Additionally, the provision in the third quarter of 2024 of $27.7 million was due primarily from the initial establishment of a credit loss reserve on the Tropicana Las Vegas Lease as it was reassessed due to a lease reconsideration event and was classified as a sales type lease.

Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Interest expense	$(94,059)	$(95,705)	$1,646	(1.7)%
Interest income	9,720	14,876	(5,156)	(34.7)%
Losses on debt extinguishment	(3,783)	—	(3,783)	N/A
Total other expenses	$(88,122)	$(80,829)	$(7,293)	9.0%

	Nine Months Ended September 30,			Percentage
	2025	2024	Variance	Variance
Interest expense	(281,265)	(269,050)	$(12,215)	4.5%
Interest income	23,656	32,173	(8,517)	(26.5)%
Losses on debt extinguishment	(3,783)	—	(3,783)	N/A
Total other expenses	$(261,392)	$(236,877)	$(24,515)	10.3%

Interest expense

Interest expense decreased by $1.6 million and increased by $12.2 million for the three and nine months ended September 30, 2025, as compared to the corresponding period in the prior year. The decline for the three months ended September 30, 2025 was due to higher capitalized interest on our development projects. The increase for the nine months ended September 30, 2025 was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.

Interest income

Interest income decreased by $5.2 million and $8.5 million for the three and nine months ended September 30, 2025, as compared to the corresponding period in the prior year. The primary reason for the decline was due to a reduction in our average interest earning balances.

Losses on debt extinguishment

Losses on debt extinguishment of $3.8 million for the three and nine months ended September 30, 2025 related to the make-whole premium payment and accelerated amortization of debt issuance costs related to the redemption of the April 2026 Notes.

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

Net cash provided by operating activities was $786.2 million and $780.4 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities of $5.8 million for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $70.0 million along with decreases in cash paid for taxes of $1.0 million, an increase in interest income of $6.4 million, an increase in cash received on terminated interest rate swaps of $1.0 million and a decrease in cash paid for operating expenses of $4.5 million. This was offset by increases in cash paid for employees and cash paid for interest of $3.4 million, and $72.8 million respectively. The increase in cash receipts collected from our customers for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations and the increase in interest paid was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.
Investing activities provided cash of $333.5 million and used cash of $1,177.1 million during the nine months ended September 30, 2025 and 2024, respectively.  Net cash provided by investing activities during the nine months ended September 30, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by Ione Loan fundings of $24.2 million, the acquisition of land and buildings related to the Joliet landside development of $135.0 million and capital expenditures of $57.5 million. The net cash used in investing activities for the nine months ended September 30, 2024 consisted primarily of $440.7 million for the acquisition of real estate for the Bally's Chicago development project, the Belle landside development project and the real estate assets contained within the Tioga Downs Lease and Strategic Gaming Leases which were accounted for as Investment in leases, financing receivables. The Company had real estate loan originations of $123.7 million, demolition funding related to the development project at the Tropicana site of $48.6 million, the purchase of zero coupon U.S. Treasury Bills totaling $891.0 million, and capital expenditures of $15.9 million, partially offset by the maturity of zero coupon U.S. Treasury Bills totaling $341.0 million and the proceeds from a tax refund related to a previous acquisition of $1.8 million.

Financing activities used cash of $830.6 million and provided cash of $206.9 million during the nine months ended September 30, 2025 and 2024, respectively. Net cash used in financing activities during the nine months ended September 30, 2025 was driven by the repayment of long term debt of $1,825.2 million, dividend payments of $650.9 million, non-controlling interest distributions of $19.3 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million, and $2.9 million of premium and related costs paid on the retirement of certain Senior Notes, partially offset by the proceeds from the issuance of common stock, net of costs of $402.9 million and proceeds from the issuance of long term debt, net of costs of $1,279.7 million. Cash provided by financing activities during the nine months ended September 30, 2024 was driven by the repayment of long term debt of $463.6 million, dividend payments of $621.9 million, noncontrolling interest distributions of $18.4 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million, partially offset by proceeds from the issuance of common stock, net of costs of $148.2 million and proceeds from the issuance of long term debt, net of costs of $1,177.4 million.

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

During the nine months ended September 30, 2025 and 2024, we spent approximately $57.5 million and $15.9 million, respectively, for capital expenditures. The majority of the capital expenditures in 2025 were related to a land side and hotel development project at The Belle and the Bally's Chicago development project.

Debt

The Company has access to a $2.09 billion variable rate revolving credit facility under its Amended Credit Agreement of which $332.5 million is outstanding as of September 30, 2025. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,757.2 million of available borrowing capacity under the Amended Credit Agreement as of September 30, 2025.

The Company has $7.20 billion of debt outstanding with a weighted average maturity and interest rate of 7.2 years and 5.08%, respectively as of September 30, 2025. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. In the first quarter of 2025, the Company redeemed its $850 million 5.250% note that was due in June 2025 using cash on hand. In August 2025, the Company issued the February 2033 Notes and the November 2037 Notes. The Company utilized the net proceeds for the redemption of the April 2026 Notes plus the make whole premium payment. The Company plans to use the remaining proceeds for working capital and general corporate purposes which may include funding development and expansion projects at existing and new properties, repayment of indebtedness, capital expenditures and other general business purposes. See Note 7 for the future minimum repayments of the Company's debt obligations.
GLPI owns 97.1% of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement and our ability to raise proceeds from equity offerings (including the Company's 2025 ATM Program) and debt offerings, will be adequate to meet our anticipated debt service requirements, funding commitments, capital expenditures, working capital needs and dividend requirements for the next twelve months and beyond.

During the nine months ended September 30, 2025, the Company entered into a new $1.25 billion ATM program (the "2025 ATM Program"). As of September 30, 2025, the Company had $886.7 million remaining for issuance under the 2025 ATM Program. See Note 12 for further discussion. During the nine months ended September 30, 2025, pursuant to its $1 billion "at the market" equity offering program that commenced in December 2022 (the "2022 ATM Program"), the Company settled a forward sale agreement and issued 8,170,387 shares for a net sales price of $404.0 million inclusive of certain contractual adjustments. In connection with the 2025 ATM Program, the 2022 ATM Program was terminated.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $7,282.6 million at September 30, 2025. Furthermore, $6,350.0 million of our obligations at September 30, 2025 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 2028 to September 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2025 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at September 30, 2025.

	10/01/25- 12/31/25	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	Thereafter	Total	Fair Value at 9/30/2025
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$500,000	$750,000	$5,100,000	$6,350,000	$6,288,016
Average interest rate (1)	—%	—%	—%	5.75%	5.30%	4.92%

Variable rate	$—	$—	$600,000	$332,455	$—	$—	$932,455	$932,455
Average interest rate (2)	—%	—%	4.43%	4.63%	—%	0

(1)    In connection with the issuance of our November 2037 Notes, the Company terminated certain interest rate hedges, resulting in a realized gain of approximately $1.0 million that is being amortized as a reduction to interest expense over a 10-year period. The table above reflects the contractual stated coupon rates; the impact of the terminated hedge is not reflected in the table.

(2)    Estimated rate, reflective of forward SOFR plus the spread over SOFR applicable to the Company's variable-rate borrowing based on the terms of its Credit Agreement. Rate above includes the facility fee on the commitments under the Credit Agreement, which is due regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Credit Agreement from time to time. The current facility fee rate is 0.25%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On September 15, 2025, Brandon Moore, the Company's President, Chief Operating Officer and Secretary, amended his previously reported pre-arranged written stock sale plan in accordance with Rule 10b5-1 (as amended, the “Moore Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Moore Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moore Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between December 15, 2025 and July 31, 2026. The aggregate number of shares of common stock that will be available for sale under the Moore Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 188,750.

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
4.1
Fifteenth Supplemental Indenture, dated as of August 27, 2025, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 27, 2025).

4.2
Sixteenth Supplemental Indenture, dated as of August 27, 2025, among GLP Capital, L.P. and GLP Financing II, Inc., as Issuers, Gaming and Leisure Properties, Inc., as Parent Guarantor, and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 27, 2025).

4.3	Form of 2033 Note (included in Exhibit 4.1 above).
4.4	Form of 2037 Note (included in Exhibit 4.2 above).
10.1 *	Separation Agreement and Release by and between the Company and Matthew Demchyk
22.1 *	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 30, 2025	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)