Form 10-K
period 2025-12-31
Gaming & Leisure Properties, Inc.
filed 2026-02-19
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12.7 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2025.

The number of shares of the registrant's common stock outstanding as of February 11, 2026 was 283,221,841.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2026 annual meeting of shareholders (when it is filed) will be incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this document include, but are not limited to, statements regarding our ability to grow our portfolio of gaming facilities. In addition, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect future results and could cause actual results to differ materially from those expressed in such forward-looking statements:
•our partner’s ability to successfully complete construction of various casino projects currently under development for which we have agreed to provide construction development funding, including the Bally's Chicago Casino Resort ("Bally’s Chicago"), and the ability and willingness of our partners to meet and/or perform their respective obligations under the applicable construction financing and/or development documents;
•the impact that higher inflation and interest rates and uncertainty with respect to the future state of the economy could have on discretionary consumer spending, including the casino operations of our tenants;
•unforeseen consequences related to United States ("U.S.") government economic, monetary or trade policies and stimulus packages on inflation rates, interest rates and economic growth;

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

•the ability to receive, or delays in obtaining, the regulatory approvals required to own our properties, or other delays or impediments to completing our planned acquisitions or projects;

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

•with respect to our tenant funding commitments, the amounts drawn and the timing of these draws may be different than what the Company assumed;

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
Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of December 31, 2025, GLPI owned 97.1% of the outstanding units of GLP Capital with the remaining units owned by third party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

All debt of the Company, including revolving credit facilities, term loans and senior unsecured notes, is incurred by GLP Capital and its subsidiaries. GLPI has fully and unconditionally guaranteed all of the Company's outstanding debt obligations.

The Company seeks to provide an opportunity to invest in the growth opportunities afforded by the gaming industry, with the stability and cash flow opportunities of a REIT. GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. The Company also extends loans that produce fixed or variable returns which may convert into leased rent upon project completion or stabilization.
As of December 31, 2025, GLPI's portfolio consisted of interests in 69 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 15 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 1 facility under development namely Bally's Chicago, the real property associated with 3 gaming and related facilities operated by The Cordish Companies ("Cordish"), 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 4 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment, LLC ("American Racing"). These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,600 acres and lease approximately 1,000 acres. As of December 31, 2025, our properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire or develop additional gaming facilities to lease to gaming operators under prudent terms.
Our Competitive Strengths
We believe the following competitive strengths will contribute significantly to our success:
Geographically Diverse Property Portfolio
We seek to expand our portfolio by working with multiple tenants in different jurisdictions. We are focused primarily on regional gaming markets where customers are less dependent on air travel and where demand has historically been resilient. As of December 31, 2025, our portfolio consisted of 69 gaming and related facilities. Our portfolio, including our corporate headquarters building, is comprised of approximately 6,600 acres of land and is broadly diversified by location across 20 states which we expect to expand to 22 states our recently announced transactions in California and Virginia. We expect that our geographic diversification will limit the effect of a decline in any one regional market on our overall performance.

Financially Secure Tenants
Approximately 97% of our cash rent comes from five of the company's tenants, PENN, Caesars, Boyd, Cordish and Bally's, that are leading, diversified, multi-jurisdictional owners and managers of gaming and pari-mutuel properties and established gaming providers. With the exception of Cordish, all of the aforementioned tenants are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to PENN's, Caesars, Boyd's and Bally's respective websites for further financial information on these companies.
Long-Term, Triple-Net Lease Structure
Our real estate properties are leased under long-term triple-net leases guaranteed by our tenants, pursuant to which the tenant is responsible for all facility maintenance, insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, taxes levied on or with respect to the leased properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Our leases include fixed escalators, escalators that are subject to the attainment of certain rent coverage ratios and other contractual rent growth features such as those linked to the Consumer Price Index ("CPI") with floors and ceilings.
Resilient Regional Gaming Characteristics
The Company’s asset portfolio is composed primarily of regional, drive-to gaming properties rather than destination resorts. Historically, regional gaming properties have demonstrated lower performance volatility as compared to destination resort casinos. Additionally, given lower capex burdens, regional gaming assets often prove to be more stable cash flowing assets when compared to destination resorts, under similar rent structure dynamics. Furthermore, we believe that the recession resulting from the COVID-19 pandemic has illustrated the resiliency of the regional gaming market. In spite of all our properties being mandated to close during mid-March 2020, the Company received all contractual rents, inclusive of rent credits, due in 2020. We believe that our assets should generate substantial cash flows well into the future for both ourselves and our tenants.
Embedded growth through funding commitments
The Company grows through contractual escalations in our leases as well as acquisitions and fundings for development projects. Since January 1, 2024, we have completed transactions totaling $3.7 billion. See footnote 11 in the Notes to the financial statements for listing of the various funding commitments that are expected to contribute to future growth opportunities for the Company.
Flexible UPREIT Structure and disciplined capital allocation
We operate through an umbrella partnership, commonly referred to as an UPREIT structure, in which substantially all of our properties and assets are held by GLP Capital or by subsidiaries of GLP Capital. Conducting business through GLP Capital allows us flexibility in the manner in which we structure and acquire properties. In particular, an UPREIT structure may provide the ability to acquire additional properties from sellers in exchange for limited partnership units, which provides property owners the opportunity to defer the tax consequences that would otherwise arise from a sale of their real properties and other assets to us. As a result, this structure may potentially facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that the owner would otherwise be unwilling to sell because of tax considerations. We believe that this flexibility may provide us an advantage in seeking future acquisitions.
We target accretive acquisitions and investments funded with a mix of debt and equity, while maintaining a conservative balance sheet and a credit profile supportive of investment-grade ratings.
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

Property and lease information
At December 31, 2025, the Company had the following leases in place with various tenants:
PENN Leases and Boyd Leases
On January 1, 2023, the Company amended its original master lease with PENN (the "Amended Penn Master Lease") to transfer five properties to a new master lease (the "PENN 2023 Master Lease"). Both of these leases are triple-net leases, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.
In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") and leased these assets back to Pinnacle, under a triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease").
On October 15, 2018, the Company completed transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to a definitive agreement and plan of merger between PENN and Pinnacle, dated December 17, 2017 (the "PENN-Pinnacle Merger"). Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd (the "Amended Pinnacle Master Lease") and entered into a new unitary triple-net lease with Boyd (the "Boyd Master Lease") for these properties on terms similar to the Company's Amended Pinnacle Master Lease.
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
On October 1, 2020, the Company acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania. The Company is leasing the land back to an affiliate of PENN for an initial term of 20 years with no purchase option, followed by six 5-year renewal options exercisable by the tenant (the "Morgantown Lease").
Bally's Leases
The Company has several leases and development agreements with Bally's. The first lease was entered into on June 3, 2021 and subsequent to this date the lease was amended to add several additional real estate assets of Bally's to it (the "Bally's Master Lease").
On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI retained ownership of the land and concurrently entered into a ground lease with Bally's for an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options) (as amended, the "Tropicana Las Vegas Lease").
On September 11, 2024, the Company assumed the ground lease for the real estate of the Bally's Chicago site between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into a development agreement for Bally's Chicago and amended the existing land lease to include the building improvements (the "Bally's Chicago Lease").
On December 16, 2024, the Company completed the acquisition of the real property assets of both Bally’s Kansas City Casino and Bally’s Shreveport Casino & Hotel. The two properties are in a master lease that is cross-defaulted with the existing Bally’s Master Lease ("Bally's Master Lease II"). Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease (defined below) were transferred to Bally's Master Lease II. Additionally, annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II.
On February 7, 2025, Bally's completed its merger transactions with Standard General L.P. and its affiliates, and pursuant to the terms of a definitive merger agreement, among other changes resulting from the merger, The Queen Casino & Entertainment ("Casino Queen") became a subsidiary of Bally's. The Company has a master lease with Casino Queen which became effective December 17, 2021 (as amended, the "Casino Queen Master Lease"). Effective July 1, 2025, the DraftKings

at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were moved to Bally's Master Lease II as previously discussed above.
Caesars Leases
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
Cordish Leases
On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for the property (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to a new triple net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease").
Rockford Lease
On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that opened in late August 2024 and is managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment LLC ("815 Entertainment"). Simultaneously with the land acquisition, GLPI entered into a ground lease with 815 Entertainment for a 99-year term (the "Rockford Lease").
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
Key terms of leases
The Company has disclosed the following key terms of its Master Leases and Single Property Leases in the tables below, along with the properties within each lease at December 31, 2025. We believe the following key terms are important for users of our financial statements to understand.

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

•The reported Coverage ratios below with respect to our tenants' rent coverage over the trailing twelve months were provided by our tenants for the most recently available time period. GLPI has not independently verified the accuracy of the tenants' information and therefore makes no representation as to its accuracy. Rent coverage ratios are not reported for ground leases, leases with development projects or on leases that have been in effect for less than twelve months.

•The Amended PENN Master Lease, the Amended Pinnacle Master Lease, the Boyd Master Lease, and the Belterra Park Lease each include (i) a fixed rent component, a portion of which escalates annually by up to 2% if specified rent coverage thresholds are met, and (ii) a percentage rent component tied to property performance. The percentage rent component is recalculated periodically, every five years for the Amended PENN Master Lease and every two years for the other leases, based on 4% of the average annual net revenues of the applicable facilities in excess of a contractually defined baseline, subject to certain floors.

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS

Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at September 30, 2025	1.86		2.12
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		Nov-28
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainville, MA

Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at September 30, 2025	1.69 (3)		1.99
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2026		N/A
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

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	Casino Queen Marquette	Marquette, IA
	Bally's Shreveport Casino & Hotel	Shreveport, LA	Bally's Baton Rouge	Baton Rouge, LA
	Draft Kings at Casino Queen (4)	East St. Louis, IL
	The Queen Baton Rouge (4)	Baton Rouge, LA

Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		(5)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at September 30, 2025	2.60		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
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

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA

Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		1.75% (1)
Coverage ratio at September 30, 2025	2.45		1.71
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2026		N/A
(1)    Building base rent will be increased by 1.75% in the 7th and 8th lease year and 2% in the 9th lease year and each year thereafter.

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
			Sunland Park Racetrack and Casino	Sunland Park, NM

Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at September 30, 2025	2.45		1.84 (3)
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		June
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.
(3)    Coverage ratio above is proforma for the acquisition of the real estate assets of Sunland Park which closed on October 15, 2025.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease	MD Live! Lease
Operator	Boyd	Caesars	PENN	Cordish
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown	Live! Casino & Hotel Maryland
	Cincinnati, OH	St. Louis, MO	Morgantown, PA	Hanover, MD
Commencement Date	10/15/2018	9/29/2020	10/1/2020	12/29/2021
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040	12/31/2060
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A	1.4
Competitive Radius Landlord Protection	Yes	Yes	N/A	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.25% (1)	1.25% (2)	1.75%
Coverage ratio at September 30, 2025	3.06	1.98	N/A	3.50
Minimum Escalator Coverage Governor	1.8	N/A	N/A	N/A
Yearly Anniversary for Realization	May	October	December	January
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A	N/A
Next Reset	May 2026	N/A	N/A	N/A
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

Single Property Leases
	Tropicana Lease	Tioga Downs Lease	Rockford Lease	Bally's Chicago Lease
Operator	Bally's	American Racing and Entertainment	(managed by Hard Rock)	Bally's
Properties	Tropicana Las Vegas	Tioga Downs	Hard Rock Casino Rockford	Bally's Chicago Development
	Las Vegas, NV	Nichols, NY	Rockford, IL	Chicago, IL
Commencement Date	9/26/2022	2/6/2024	8/29/2023	7/18/2025
Lease Expiration Date	9/25/2072	2/28/2054	8/31/2122	7/31/2040
Remaining Renewal Terms	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)	None	20 (4 x 5 years)
Corporate Guarantee	Yes	Yes	No	Yes
Technical Default Landlord Protection	Yes	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)	1.4	1.4	1.35 (1)
Competitive Radius Landlord Protection	Yes	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)	1.75% (3)	2%	(2)
Coverage ratio at September 30, 2025	N/A	1.95	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A	N/A
Yearly Anniversary for Realization	October	March	September	August
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A	N/A
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

Percentage Rent Floors
The Company's leases with percentage rent provide for a floor on such percentage rent described above, should the Company's tenants acquire or commence operating a competing facility within a restricted area (typically 60 miles from a property under the existing lease with such tenant). These clauses provide landlord protections by basing the percentage rent floor for any affected facility on the net revenues of such facility for the calendar year immediately preceding the year in which the competing facility is acquired or first operated by the tenant. A percentage rent floor on the Amended Pinnacle Master Lease was triggered on the Bossier City Boomtown property due to PENN's acquisition of Margaritaville Resort Casino. Additionally, a percentage rent floor on the Amended Penn Master Lease was triggered on the Hollywood Casino at Penn National Race Course in connection with PENN opening a facility in York, Pennsylvania.
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

Property Features
The following table summarizes our properties as of December 31, 2025. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,600 acres and lease approximately 1,000 acres. As of December 31, 2025, the Company's properties were 100% occupied.

	Location	Tenant/Lease Agreement
Tenant Occupied Properties
Argosy Casino Alton	Alton, IL	PENN/Amended PENN Master Lease
Hollywood Casino Bangor	Bangor, ME	PENN/Amended PENN Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, MS	PENN/Amended PENN Master Lease
Boomtown Biloxi	Biloxi, MS	PENN/Amended PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, WV	PENN/Amended PENN Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, OH	PENN/Amended PENN Master Lease
Hollywood Casino at Penn National Race Course	Grantville, PA	PENN/Amended PENN Master Lease
Zia Park Casino	Hobbs, NM	PENN/Amended PENN Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	PENN/Amended PENN Master Lease
Hollywood Casino St. Louis	Maryland Heights, MO	PENN/Amended PENN Master Lease
Argosy Casino Riverside	Riverside, MO	PENN/Amended PENN Master Lease
1st Jackpot Casino	Tunica, MS	PENN/Amended PENN Master Lease
Hollywood Casino Tunica	Tunica, MS	PENN/Amended PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	PENN/Amended PENN Master Lease
Hollywood Casino Aurora	Aurora, IL	PENN/PENN Master Lease - New
Hollywood Casino Columbus	Columbus, OH	PENN/PENN Master Lease - New
M Resort	Henderson, NV	PENN/PENN Master Lease - New
Hollywood Casino Joliet	Joliet, IL	PENN/PENN Master Lease - New
Hollywood Casino Perryville	Perryville, MD	PENN/PENN Master Lease - New
Hollywood Casino Toledo	Toledo, OH	PENN/PENN Master Lease - New
The Meadows Racetrack and Casino	Washington, PA	PENN/PENN Master Lease - New
L'Auberge Baton Rouge	Baton Rouge, LA	PENN/Amended Pinnacle Master Lease
Ameristar Black Hawk	Black Hawk, CO	PENN/Amended Pinnacle Master Lease
Boomtown Bossier City	Bossier City, LA	PENN/Amended Pinnacle Master Lease
Ameristar Council Bluffs	Council Bluffs, IA	PENN/Amended Pinnacle Master Lease
Ameristar East Chicago	East Chicago, IN	PENN/Amended Pinnacle Master Lease
Jackpot Properties	Jackpot, NV	PENN/Amended Pinnacle Master Lease
L'Auberge Lake Charles	Lake Charles, LA	PENN/Amended Pinnacle Master Lease
Boomtown New Orleans	New Orleans, LA	PENN/Amended Pinnacle Master Lease
Plainridge Park Casino	Plainville, MA	PENN/Amended Pinnacle Master Lease
River City Casino and Hotel	St. Louis, MO	PENN/Amended Pinnacle Master Lease
Ameristar Vicksburg	Vicksburg, MS	PENN/Amended Pinnacle Master Lease
Hollywood Casino Morgantown	Morgantown, PA	PENN/Morgantown Lease
Belterra Park Gaming & Entertainment Center	Cincinnati, OH	Boyd/Belterra Park Lease
Belterra Casino Resort	Florence, IN	Boyd/Boyd Master Lease
Ameristar Kansas City	Kansas City, MO	Boyd/Boyd Master Lease
Ameristar St. Charles	St. Charles, MO	Boyd/Boyd Master Lease
Tropicana Atlantic City	Atlantic City, NJ	Caesars/Amended Caesars Master Lease
Isle Casino Hotel Bettendorf	Bettendorf, IA	Caesars/Amended Caesars Master Lease
Trop Casino Greenville	Greenville, MS	Caesars/Amended Caesars Master Lease
Tropicana Laughlin	Laughlin, NV	Caesars/Amended Caesars Master Lease
Isle Casino Hotel Waterloo	Waterloo, IA	Caesars/Amended Caesars Master Lease
Horseshoe St. Louis	St. Louis, MO	Caesars/Horseshoe St. Louis Lease
Hard Rock Hotel & Casino Biloxi	Biloxi, MS	Bally's Master Lease

Bally's Black Hawk	Black Hawk, CO	Bally's Master Lease
Bally's Dover Casino Resort	Dover, DE	Bally's Master Lease
Bally's Evansville	Evansville, IN	Bally's Master Lease
Bally's Quad Cities Casino & Hotel	Rock Island, IL	Bally's Master Lease
Bally's Tiverton Hotel & Casino	Tiverton, RI	Bally's Master Lease
Tropicana Las Vegas	Las Vegas, NV	Bally's/ Tropicana Las Vegas Lease
Bally's Chicago	Chicago, IL	Bally's Chicago Lease
Bally's Kansas City	Kansas City, MO	Bally's Master Lease II
Bally's Shreveport Casino & Hotel	Shreveport, LA	Bally's Master Lease II
Draft Kings at Casino Queen	East St. Louis, IL	Bally's Master Lease II
The Queen Baton Rouge	Baton Rouge, LA	Bally's Master Lease II
Casino Queen Marquette	Marquette, IA	Bally's/Casino Queen Master Lease
Bally's Baton Rouge (formerly Belle of Baton Rouge)	Baton Rouge, LA	Bally's/Casino Queen Master Lease
Live! Casino & Hotel Maryland	Hanover, MD	Cordish / Maryland Live! Lease
Live! Casino Pittsburgh	Greensburg, PA	Cordish/Pennsylvania Live! Master Lease
Live! Casino and Hotel Philadelphia	Philadelphia, PA	Cordish/Pennsylvania Live! Master Lease
Hard Rock Casino Rockford	Rockford, IL	815 Entertainment/Rockford Lease
Tioga Downs Casino Resort	Nichols, NY	American Racing, LLC/Tioga Lease
Silverado Franklin Hotel & Casino	Deadwood, SD	Strategic Gaming Leases
Deadwood Mountain Grand	Deadwood, SD	Strategic Gaming Leases
Baldini's Casino	Sparks, NV	Strategic Gaming Leases
Sunland Park Racetrack and Casino	Sunland Park, NM	Strategic Gaming Leases
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
In addition, percentage rent revenues that apply to certain of our leases are dependent on the ability of our gaming tenants to compete with other gaming operators. These revenues comprised 4.8%, 5.0% and 5.2% of the Company's total cash rental income for the years ended December 31, 2025, 2024 and 2023, respectively.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including traditional casino properties, video lottery, sweepstakes and poker machines not located in casinos, Native American casinos, emerging varieties of internet gaming, sports betting and other forms of gaming and prediction markets in the U.S. In a broader sense, our gaming tenants and operators face competition from all manner of leisure and entertainment activities, including: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded gaming operations may increase competition for our gaming tenants and could have a material adverse impact on our gaming tenants and us as landlord. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our gaming tenants' ability to compete with facilities in nearby jurisdictions.

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

Information about our Executive Officers

Name	Age	Position
Peter M. Carlino	79	Chairman of the Board and Chief Executive Officer
Brandon J. Moore	51	President, Chief Operating Officer, and Secretary
Desiree A. Burke	60	Chief Financial Officer and Treasurer
Steven L. Ladany	45	Senior Vice President, Chief Development Officer
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
Fourth, the aggregate value of all securities of TRSs that we hold, together with other non-qualified assets (such as furniture and equipment or other tangible personal property, or non-real estate securities) may not, in the aggregate, exceed 20% of the value of our total assets. For years beginning after December 31, 2025, the value of all securities of TRS may not exceed 25% of the value of our total assets.
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

We believe that we have satisfied the annual distribution requirements for the year ended December 31, 2025. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2026 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“the OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. These changes include the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets. Additionally, for taxable years beginning after December 31, 2024, the OBBBA restored the exclusion of deductions for depreciation, depletion and amortization in the calculation of a taxpayer’s adjusted taxable income for purposes of calculating the taxpayer’s available net interest expense deduction, as applied for taxable years beginning before January 1, 2022.

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

Regulation

The ownership, operation, and management of, and provision of certain products and services to, gaming and racing facilities are subject to pervasive regulation. Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws may also be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry, including the owners of real estate associated with gaming and racing facilities and other suppliers of products and services to gaming operators, meet certain standards of character and suitability to hold a gaming license. In addition, gaming laws require gaming industry participants to:

•ensure that unsuitable individuals and organizations have no role in asset ownership, the operations of gaming assets, providing goods or services to organizations involved in gaming, and in those jurisdictions that require landowner licensure, ownership of the real property;

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

These regulations impact our business because gaming and racing regulatory agencies in certain jurisdictions where we own real estate and our gaming tenants operate require GLPI and its affiliates to maintain a finding of suitability or license as a property owner, key business entity, buyer-lessor of gaming facility assets, principal affiliate, business entity, qualifier, vendor, operator or supplier because of its ownership of the real estate associated with those gaming and racing facilities. We are presently licensed or approved by gaming and racing regulatory agencies in the following jurisdictions: Colorado, Delaware, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, New York, Ohio, Rhode Island, South Dakota, Pennsylvania, and Virginia.

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
Insurance
We maintain a comprehensive program of primary, excess and umbrella liability insurance along with commercial property, fiduciary, directors and officers liability, and business interruption insurance covering our business. Such coverage is subject to customary exclusions, conditions, and limitations, and may not fully insure against all risks associated with our business. With respect to our properties, which are all subject to triple-net leases, those lease agreements require our tenants to procure and maintain their own comprehensive primary, excess and umbrella liability programs along with, commercial property, which includes coverage for losses resulting from catastrophic events, and business interruption coverage, including all insurance mandated by law, as well as insurance coverage to protect our insurable interests as owner and lessor of such real estate.
Environmental Matters
Our properties are subject to U.S. federal, state and local environmental laws governing and regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes and required actions and response efforts. Certain of the properties we own utilize or have utilized above or underground storage tanks to store oil and certain fuels for use at the properties. Other properties were built during a time that asbestos-containing building materials were routinely installed in residential and commercial structures. Certain of the real estate assets owned by GLPI were developed and constructed on remediated former commercial and industrial sites. In connection with the ownership of our real property assets, we could be found legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. Under the terms of the triple-net leases, our tenants are also required to carry pollution legal liability and environmental liability insurance for those properties we own.

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

As part of the Company's due diligence process prior to acquiring real estate assets, we routinely commission environmental assessments to assess the potential for such liability. We are not aware of any environmental issues, potential litigation or recognized environmental conditions that are expected to have a material impact on the operations of any of our properties or that would materially impact our ownership of those real estate assets including such real estate presently under development.

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

ESG opportunities, risks and strategy are developed and managed by the Company’s management team collaboratively with the Company's cross-functional ESG Steering Committee. The Company’s Nominating and Corporate Governance Committee oversees Company matters relating to ESG, including oversight of the Company’s policies and strategies relating to human capital management, corporate culture, and diversity, equity, and inclusion, which are discussed thoughtfully by the Nominating and Corporate Governance Committee and reported to our Board of Directors. The ESG Steering Committee meets regularly and reports to the Nominating and Corporate Governance Committee on a quarterly basis and more frequently, as needed.

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

Human Capital Management

As of December 31, 2025, we had 20 full-time employees. We strive to maintain a corporate environment that fosters a sense of community and well-being and that encourages our employees to focus on their long-term success along with the long term success of the Company. Our employees are a valued asset and integral to the success of the Company. We strive to prioritize our employees’ education, development, growth, and well-being. We are passionate about developing our talent. We provide tuition reimbursement, professional development reimbursement, and performance appraisals. We are committed to continuing to develop strategies focused on employee growth, development and well-being.

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

GLPI is focused on cultivating a diverse and inclusive culture where our employees can freely bring diverse perspectives and varied experiences to the workplace. We value diverse representation, backgrounds and viewpoints and believe that they serve our business proposition for the long-term horizon.

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

As of December 31, 2025, 50% of our employees identify as female. In addition, 25% of the Board of Directors is comprised of directors who identify as female and includes a member that is racially diverse.

Tenant Engagement

Since the formalization of our Tenant Partnership Program, we have continued to engage with our tenants, at least annually, but more frequently as deemed necessary, to address and discuss various matters involving the properties we own which are operated by our tenants. We continue to foster these relationships and identify community engagement partnership opportunities. We believe that aligning, sharing and committing to similar sustainability goals will continue to allow our Company and our tenant stakeholders to make a greater collective impact, while fostering long-term, successful relationships in the communities in which we own real estate and conduct business.

Community Engagement
We take an active role in supporting our communities by partnering with local and national organizations to administer charitable contributions, provide community service, and organize the donation of goods to assist those in need. We endeavor to broaden our local and national outreach and maximize our impact year over year. Our employees regularly participate and volunteer at events to better the community. In 2025, we again completed our Annual Day of Service to support the Berks County branch of Helping Harvest and partnered with various causes and made charitable donations benefitting the community. In 2025, the Company partnered with and made a charitable donation to the Inspiration Center at Howell Park in Baton Rouge, Louisiana. The newly constructed Inspiration Center is designed to be a safe space for families in the North Baton Rouge area to receive mentorship, education and support on job readiness, activities, sports, and health and wellness. The Company also raised over $150,000 for Reading Hospital Foundation's Street Medicine which provides healthcare services for individuals in the Reading, Pennsylvania area who are experiencing homelessness and require medical care. The Company also started a memorial scholarship fund in the name of our former director, JoAnne Epps, designed to provide a deserving high school senior with college tuition to further their education after graduating high school. Other notable partnerships and community outreach and involvement include Angel Tree, Trees for Troops, Salvation Army, Junior League of Reading, SafeBR, Blankets of Hope, Restoring Hope of Berks County, McGlinn Food Pantry, Lighthouse Women's and Children's Shelter, IM ABLE Foundation, Pan-Mass Challenge, Dry Creek Rancheria Band of Pomo Indians ("Dry Creek"), Adalyn Rose Foundation, Hannah's Hope Ministries, Special Operations Warrior Foundation and Habitat for Humanity. In 2025, we also made a charitable donation to the Ione Band of Miwok Indians to fund general welfare programs of the tribe focused on assisting tribal elders and youth.

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
ITEM 1A.    RISK FACTORS
Risk Factors Relating to Our Business
The majority of our revenues are dependent on PENN and its subsidiaries. Any event that has a material adverse effect on PENN’s business, financial position or results of operations may have a material adverse effect on our business, financial position or results of operations.

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
The bankruptcy or insolvency of any of our tenants could diminish the income we receive from that tenant’s lease or leases. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. Moreover, tenants who are considering filing for bankruptcy protection may request amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease such properties or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of such lease amendments.

Our pursuit of investments in, and acquisitions or development of, additional properties may be unsuccessful or fail to meet our expectations.
We operate in a highly competitive industry and face competition from other REITs (including other gaming-focused REITs), investment companies, private equity and hedge fund investors, sovereign funds, lenders, gaming companies and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition may make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and acquire a sufficient number of investment properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed and completing proposed acquisitions may be adversely impacted. Furthermore, fluctuations in the price of our common stock may impact our ability to finance additional acquisitions through the issuance of common stock and/or cause significant dilution.
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
As the landlord of gaming facilities, we are impacted by the risks associated with the gaming industry. Therefore, our success is dependent on the strength of the gaming industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which our tenants have no control. A decrease in the gaming business may have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio, particularly because a component of the rent under our leases is based, over time, on the revenue of the gaming facilities operated by our tenants. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.
The gaming industry is characterized by an increasing number of gaming facilities with an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from alternative wagering products, such as internet lotteries, sweepstakes, social gaming products, daily fantasy sports and other internet wagering gaming services, online sports wagering or games of skill, which allow their customers a wagering alternative to the casino-style, such as remote home gaming or in non-casino settings, could divert customers from our properties and thus adversely affect our tenants and, indirectly, our business. Present state or federal laws that restrict the forms of gaming authorized or the number of competitors that offer gaming in the applicable jurisdiction are subject to change and may increase the competition affecting the business of our tenants and, indirectly, our business. Currently, there are proposals that would legalize several forms of internet gaming and other alternative wagering products in a number of states. Further, several states have already approved intrastate internet gaming and sports betting. In addition, prediction markets currently operate as federally regulated exchanges and, therefore, may operate in states that otherwise prohibit internet gaming. Prediction markets and the expansion of internet gaming and sports betting in other jurisdictions may compete with our traditional operations, which could have an adverse impact on our business and result of operations.
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
Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of securities of a company licensed in such jurisdiction, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for passive investment purposes only. Some jurisdictions may also limit the number of gaming licenses or gaming facilities in which a person or entity may hold an ownership or a controlling interest. Subject to certain regulations and administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.
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

Consistent with our growth objectives, we have agreed to provide development financing to some of our partners to facilitate their efforts to develop new gaming properties. As of December 31, 2025, we have agreed to provide significant financing for casino development projects, including:

•Up to $940 million of construction hard costs for Bally’s Chicago, $201.6 million of which has been advanced as of December 31, 2025. The permanent casino and entertainment destination remains under construction.
•Up to $225 million for the relocation of PENN’s riverboat casino in Aurora, Illinois, none of which has been advanced as of December 31, 2025. The new facility is expected to open in the first half of 2026.
•Development funding of up to $175 million of which $48.5 million has been advanced as of December 31, 2025, for a potential transaction at the former Tropicana Las Vegas site with Bally's.
•$110 million related to the Ione Loan, $56.6 million of which has been advanced as of December 31, 2025. The facility is anticipated to open in February 2026.
•$16.5 million for the landside development project at Queen Casino Marquette, $9.6 million of which has been advanced as of December 31, 2025.

•For the relocation of PENN's Ameristar Casino Council Bluffs, an amount not to exceed the greater of (i) the construction hard costs associated with the project and (ii) $150 million, none of which has been advanced as of December 31, 2025.
•A $225.3 million commitment to serve as the lead real estate financing partner for a new, integrated resort, Caesars Republic Sonoma County, that will be developed on the site of the current River Rock Casino. As of December 31, 2025, the Company had funded all of its $45.3 million term loan B commitment. The remaining $180 million delayed draw term loan has not been funded as of December 31, 2025.
•A $467 million commitment to fund the land and hard cost development of the future Live! Virginia Casino & Hotel, in Petersburg, Virginia, being developed by The Cordish Companies and Bruce Smith Enterprise, none of which has been advanced as of December 31, 2025.

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

If a developer fails to fund its portion of the development project or experiences cost overruns that impair its ability to complete the construction of a project, there could be adverse consequences associated with the funding, including a loss of the value of the property improvements, a developer claim against us for failure to perform under the funding documents if we choose to stop funding, increased costs to the developer that the developer is unable to pay, and a bankruptcy filing by the developer. Furthermore, construction projects have faced delays, including as a result of disruptions in supply chains, cost increases associated with building materials and construction services necessary for construction, and delays and costs associated with obtaining construction permits and complying with local regulations, all of which can result in cost overruns to complete such projects. During periods of capital market disruptions, replacement financing may not be available to the developer which in turn, may result in the developer’s inability to complete the project or, in the case of a construction loan, repay our loan in full. The failure of a developer to complete construction, these cost overruns or other related impacts, and the lack of availability of replacement financing, could materially and adversely affect us.

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

We might not be able to exercise customary enforcement rights as the lender under our tribal loans.

The Ione Loan and loans extended under our agreements with the Dry Creek exposes us to several additional risks related to our ability to realize repayment of amounts lent in the event of a default by these parties, including risks that:

•The limited waiver by Ione and Dry Creek and its development subsidiary of sovereign immunity granted under the loan documents may not be deemed enforceable, which could preclude us from exercising remedies or enforcing our rights under the loan documents;

•It may be difficult to find a federal or state court willing or able to exert jurisdiction over any lawsuit we might file to try to obtain a judgment against the tribe and its development subsidiary;

•We are not permitted to exercise customary foreclosure remedies on the fee simple ownership of the land or buildings that are intended to be constructed with proceeds of the Ione Loan or financing provided to Dry Creek, or replace the tribe or its operating subsidiary as the operator of the casino once it opens; and

•The assets of the tribe and its economic development subsidiaries may be insufficient to result in payment in full to us of the amounts lent to the tribe under the Ione Loan or financings provided to Dry Creek.

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
Although we require our tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant or operator to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

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

Our long-term, triple-net leases include rent escalations over specified periods that in some instances are fixed or capped and will generally continue to apply regardless of the amount of cash flows generated by the properties subject to such lease agreements.

The annual rent escalations under our lease agreements will generally continue to apply regardless of the amount of cash flows generated by the subject properties. Accordingly, if the cash flows generated by such properties decrease, do not increase at the same rate as the rent escalations, or do not increase as anticipated, including in connection with any capital improvement projects, the rents payable under such lease agreements will over time comprise a higher percentage of the cash flows generated by the applicable tenant and/or guarantor, which could make it more difficult for them to meet their respective obligations to us under the lease agreements (and related guarantees, as applicable).

We face certain risks related to our properties that are subject to ground and use lease arrangements.

In certain instances, we may be the lessee under long-term ground lease arrangements, which are then subleased to our tenants, or make investments into properties that are subject to long-term ground lease arrangements, some of which may involve local municipalities, states and other governmental bodies as the applicable lessor. Unless extended, upon expiration of such leases, we will no longer have rights with respect to these properties or portions of the properties, as the case may be, which could impact our tenant’s ability to operate the property, which could, in turn, adversely affect our business, financial condition and results of operations. In addition, although payments under such leases are the responsibility of our tenants, these payments may be contractually increased over time, which could adversely affect our tenants’ and, therefore, our business, financial condition and results of operations. Further, we may rely on our tenants at such properties to maintain compliance with the terms of any such ground or use lease.

Uncertainty regarding and changes in U.S. trade policies and tariffs may increase costs and adversely affect our tenants’, and, therefore, our financial condition.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken related actions. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Changes in trade policy, including the imposition of new tariffs or the expansion of existing tariffs on imported goods, may increase the cost of construction materials, equipment, furnishings, technology, and other goods used in the development, renovation, maintenance, and operation of our properties, and may delay the completion of construction due to supply-chain disruptions. Such changes could, for example, have a material impact on the cost and projected timeline of Bally’s Chicago, on which construction began in late August 2024 and is projected to continue until at least late 2026.

Under certain of our lease arrangements, our tenants are responsible for funding capital expenditures and maintenance obligations. Increased costs resulting from tariffs or trade restrictions could adversely affect our tenants’ operating margins, reduce cash flow available for rent payments, or cause tenants to defer, reduce, or renegotiate capital investment plans, which could negatively affect the long-term competitiveness and value of our properties. In some circumstances, increased costs or delays could also give rise to disputes regarding the allocation of responsibility for capital expenditures or maintenance under our leases.

In addition, tariffs and related trade measures may contribute to broader inflationary pressures, which could increase interest rates, raise our cost of capital, and adversely affect the valuation of our real estate assets. Inflationary impacts on consumers may reduce discretionary spending on gaming, hospitality, and entertainment, which could further pressure our tenants’ revenues and financial condition. Trade restrictions or retaliatory measures could also affect international travel and tourism, which could further impact our tenants’ financial condition, results of operations, and cash flows.

Our success depends on our ability to attract, motivate and retain key personnel and plan for future executive transitions.

The loss of any of our key personnel, particularly our Chairman and Chief Executive Officer, Peter M. Carlino, could harm our business and prospects and could impede the achievement of our strategic objectives. Mr. Carlino, age 79, has more than 30 years of experience in the acquisition and development of gaming facilities and other real estate projects, including service as the Chairman of the Board and as Chief Executive Officer for PENN and the Company, collectively, for more than 30 years. We believe that facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. During 2024, we appointed Brandon J. Moore, previously our Chief Operating Officer, General Counsel and Secretary, to the added role of President of the Company. If our succession planning efforts are not effective, or we were to lose any of our other executive talent in the course of executing against these planning efforts, it could adversely impact our business. If we fail to effectively manage any organizational and/or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
The maximum U.S. federal income tax rate applicable to income from "qualified dividends" payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates. However, for taxable years that begin after December 31, 2017: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced) and (ii) shareholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to "qualified dividend income" or treated as capital gain dividends), subject to certain limitations.
The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock, even taking into account the lower 37% maximum rate for ordinary income and the 20% deduction for ordinary REIT dividends received in taxable years beginning after December 31, 2017.
Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

The Tax Cuts and Jobs Act made significant changes to the federal income taxation of individuals and corporations under the Code, generally effective for taxable years beginning after December 31, 2017 many of which were extended by the OBBBA Act signed into law on July 4, 2025. In addition to reducing corporate and individual income tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions that, along with other provisions, may change the way that we calculate our REIT taxable income and our TRS’s taxable income. Significant provisions of the Tax Cuts and Jobs Act that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs, (iii) limit the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminate net operating loss carry backs and allow unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, (v) generally lower tax rates for individuals and other noncorporate taxpayers, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions, and (vi) limit the deduction for net interest expense incurred by a business to 30% of the "adjusted taxable income" of the taxpayer, but do not apply to certain small-business taxpayers or electing real property trades or businesses, including REITs. The effect of these, and the many other, changes made is highly uncertain, both in terms of their direct effect on the taxation of holders of our common stock and their indirect effect on the value of our assets or market conditions generally.

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
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% (25% for years beginning after December 31, 2025) of the value of our total assets can be represented by securities of one or more TRSs. Lastly, no more than 25% of the value of our total assets can be represented by unsecured debt of publicly traded REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
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
As of December 31, 2025, we had approximately $7.2 billion in long-term indebtedness, net of unamortized debt issuance costs, bond premiums and original issuance discounts, consisting of:
•$6,350.0 million of outstanding senior unsecured notes;

•$600.0 million of term loans,

•$331.6 million of borrowings under our revolving credit facility, and

•approximately $0.1 million of finance lease liabilities related to certain assets.

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
The majority of our debt is at fixed rates and our exposure to variable interest rates is currently limited to outstanding obligations, if any, under our $2.09 billion revolving credit facility (the "Initial Revolving Credit Facility") and our Term Loan

Credit Facility. These debt instruments are indexed to a Secured Overnight Financing Rate ("SOFR"). Our total variable rate debt approximated 13% of our total debt at December 31, 2025.

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

The Company engages third party vendors to periodically test, monitor and maintain the performance and effectiveness of the Company’s cyber risk program. In addition, in 2025 the Company participated in a comprehensive third-party cyber risk review as part of its annual insurance renewal process and consideration of cyber risk coverage.

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
ITEM 2.     PROPERTIES
Rental Properties
As of December 31, 2025, the Company had 69 rental properties, consisting of the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 3 gaming and related facilities operated by the Cordish Companies, 15 gaming and related facilities operated by Bally's (including Casino Queen) and 1 facility under development for Bally's in Chicago, Illinois, 1 gaming facility managed by a subsidiary of Hard Rock, 4 gaming and related facilities operated by Strategic and 1 gaming and related facility operated by American Racing. We do have a specific policy to acquire assets primarily for capital gain or primarily for income. We also currently do not limit our investment in any specific property to a set percentage of our assets. All rental properties are subject to long-term triple-net leases. For additional information pertaining to our tenant leases and our rental properties see Item 1.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "GLPI." As of February 11, 2026, there were approximately 660 holders of record of our common stock.
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

ITEM 6.   RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Gaming and Leisure Properties, Inc. for the year ended December 31, 2025 should be read in conjunction with the audited consolidated Financial Statements and related notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our business and growth strategies, statements regarding the industry outlook and our expectations regarding the future performance of our business contained herein are forward looking statements. See "Important Factors Regarding Forward-Looking Statements" You should also review the "Risk Factors" section in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.

All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Annual Report on Form 10-K.

Overview
We generate our revenues from long-term, triple-net leases and real estate backed financing arrangements with leading regional gaming operators. As a result, our operating profile is characterized by stable and predictable cash flows, limited operating expenses and high margins because tenants are responsible for property level costs, maintenance capital, taxes, insurance and all utilities and other costs necessary or appropriate for the leased properties and the business conducted on the properties. Our results therefore depend primarily on the contractual rent terms in our leases, the timing and level of funded capital commitments, and our ability to refinance our debt obligations and/or issue new borrowings on attractive terms, rather than the daily volatility of gaming operations.
Our operations also include interest income from loans that produce fixed or variable returns which may convert into leased rent upon project completion or stabilization.
Key Trends That May Affect Our Business
Tenant and Industry Performance
The majority of our tenants (and respective guarantors, as applicable) under our lease agreements are leading gaming operators across the United States. Rental payments under our lease agreements comprise, and are expected to continue to comprise, a substantial majority of our revenues. Accordingly, we are dependent on, among other things, our tenants' (and respective guarantors', as applicable) financial performance, the performance of the gaming properties and health of the economies where our leased properties are located.
Property-level performance affects whether annual rent escalations are triggered for leases that require a minimum 1.8x rent coverage ratio, as well as for certain leases that include percentage rent provisions. However, percentage rent accounted for only 4.8% of our 2025 cash income.

Key 2025 Highlights
Operating Results
•Collected 100% of contractual rent in cash.
•Total revenues increased 4.1% year-over-year to $1.59 billion.
•Net income attributable to common shareholders increased 5.2% year-over-year to $825.1 million and net income attributable to common shareholders per diluted share increased 2.8% to $2.95.
Significant Achievements
•Extended development funding commitments for the following projects:
◦Completed funding for PENN’s M Resort hotel tower, which opened in December 2025, providing $150 million of financing at a 7.79% capitalization rate.
◦Completed funding for PENN’s Hollywood Casino Joliet relocation, which opened in August 2025, providing $130 million of financing at a 7.75% capitalization rate.
◦Completed funding for Casino Queen’s landside casino and hotel development at the former Belle of Baton Rouge site, which opened in December 2025, providing $111 million of financing at a 9.00% capitalization rate.
◦Funded $201.6 million for Bally's Chicago at a 8.5% capitalization rate.
◦Funded $9.6 million for the Casino Queen Marquette landside development project at a 8.25% capitalization rate.
◦As of December 31, 2025, the Company has funded $56.6 million of the $110 million Ione Loan at an 11% interest rate for the tribe's Acorn Ridge casino development that is scheduled to open in February 2026.
•Completed and/or announced the following acquisitions or development projects:
◦On October 15, 2025, closed on the acquisition of Sunland Park Racetrack and Casino for $183.75 million with Strategic at an 8.16% capitalization rate.
◦Agreed to a $225.3 million commitment, consisting of a $180 million delayed draw term loan at a fixed rate of 12.50% and a $45.3 million term loan B issued at an original issue discount of 3%, bearing interest at SOFR plus 900 basis points, with a SOFR floor of 1% to serve as the lead real estate financing partner for a new, integrated resort, Caesars Republic Sonoma County for Dry Creek, that will be developed on the site of the current River Rock Casino. The term loan B commitment was funded in December 2025. Upon or prior to the maturity of the six-year term loans, Dry Creek will lease the property back to an affiliate of GLPI and GLPI will sublease the property back to an affiliate of Dry Creek for no less than $112.5 million for 45 years at a 9.75% capitalization rate.
◦In October 2025, the Company announced that it intends to acquire the real estate for the future site for Live! Virginia Casino & Hotel, a Cordish Company/Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia. The capitalization rate on both the land acquisition of $27 million (which was acquired by GLPI on January 15, 2026) and the hard cost development funding of $440 million will be at 8.0%.
◦In February 2025, agreed to fund, if requested by PENN, on or before March 31, 2029, construction improvements for the benefit of Ameristar Casino Council Bluffs in an amount not to exceed the greater of the hard costs associated with the project or $150 million at a 7.10% capitalization rate.

•Financing and other
◦Announced an increase to our quarterly cash dividend to $0.78 per share (or $3.12 per share on an annualized basis) in the second quarter of 2025, representing a 2.6% increase compared to the previous quarterly dividend.
◦In June 2025, settled a forward sale agreement of 8,170,387 shares of our common stock for proceeds of $404.0 million. In the third quarter of 2025, the Company sold 7.59 million shares under forward sale agreements to raise gross proceeds of $363.3 million, subject to certain contractual adjustments. No amounts have been or will be recorded on the Company's balance sheet with respect to these forward sale agreements until settlement (which contractually mature in the third quarter of 2026 but may be settled prior to this time period at the Company's election).
◦In August 2025, the Company issued $600 million aggregate principal amount of 5.25% senior unsecured notes due February 15, 2033, at a price of 99.642% of the principal amount (the "February 2033 Notes"), and $700 million aggregate principal amount of 5.75% senior unsecured notes due November 1, 2037, at a price of 99.187% of the principal amount (the "November 2037 Notes"). In connection with the issuances, the Company terminated certain forward starting interest rate swap agreements and will recognize a benefit of approximately $1 million, amortized over ten years as a reduction of interest expense, with respect to the November 2037 Notes. The Company used the net proceeds from the offering to redeem in full its outstanding $975 million aggregate principal amount of 5.375% Senior Notes due April 2026.
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

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $1,594.8 million and $1,201.5 million, respectively, for the year ended December 31, 2025, compared to $1,531.5 million and $1,130.7 million, respectively, for the year ended December 31, 2024.  The major factors affecting our results for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:

•Total income from real estate was $1,594.8 million and $1,531.5 million for the years ended December 31, 2025 and 2024, respectively. Total income from real estate increased by $63.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The reason for the increase was primarily due to our recent acquisitions and development activity which in the aggregate increased cash income by $73.6 million. Current year results also benefited by $17.7 million from escalations on our leases and higher percentage rent of $2.3 million. The Company also recognized unfavorable straight-line and deferred rent adjustments of $33.6 million compared to the corresponding period in the prior year, as well as lower accretion of $0.6 million on its Investment in leases. Finally, the Company had higher ground rent income of $3.9 million.

•Total operating expenses decreased by $7.6 million for the year ended December 31, 2025, as compared to the prior year. The provision for credit losses declined by $28.6 million due to primarily due to changes in estimates to property specific credit and performance metrics as well as changes in economic forecasts. Land rights and ground lease expense increased by $7.7 million due to the acquisition of assets in Bally's Master Lease II. General and administrative expenses increased by $3.9 million due primarily from an executive severance charge of $6.3 million, partially offset by lower stock based compensation expense of $3.1 million due primarily from forfeitures from the executive awards. During the year ended December 31, 2024, the Company recorded a gain of $3.8 million on the reclassification of the Tropicana Las Vegas Lease to a sales type lease from an operating lease due to a lease reconsideration event. Finally, the Company incurred higher depreciation expense of $5.7 million due to its recent acquisitions.
•Other expenses, net increased by $28.0 million for the year ended December 31, 2025, as compared to the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions, a decrease in interest income due to lower average interest earning balances in the current year. Additionally, results for the year ended December 31, 2025 included a debt extinguishment charge of $3.8 million for a call premium payment and accelerated amortization of debt issuance costs due to a senior unsecured note redemption.

•Net income increased by $42.7 million for the year ended December 31, 2025, as compared to the prior year, primarily due to the variances explained above.

Critical Accounting Estimates
We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for leases, investment in leases, financing receivables, net, allowance for credit losses, and real estate investments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.
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
Leases

As a REIT, substantially all of our revenues are derived from rent received from tenants under long-term, triple-net leases. The accounting guidance in ASC 842, Leases, is complex and requires management to apply judgment and make assumptions in order to determine the appropriate accounting treatment for each lease arrangement. We evaluate lease classification upon entering into a new lease and upon any lease modification to determine whether the arrangement should be accounted for as an operating lease, a sales-type lease, or as a financing receivable (including arrangements arising from failed sale-leaseback transactions). The applicable lease classification significantly impacts the timing and presentation of income recognition and, accordingly, the presentation of our consolidated financial statements.

Operating Leases

Under the operating lease model, the real estate assets we own and lease to tenants remain on our Consolidated Balance Sheets as real estate investments. Rental revenue is recognized on a straight-line basis over the lease term.

Straight-line rental revenue includes lease payments, including percentage rent provisions, that are fixed and determinable at lease commencement or upon a lease reassessment. Straight-line recognition may result in the recording of deferred rental revenue on our Consolidated Balance Sheets, which is amortized into rental revenue on a straight-line basis over the remaining lease term. The lease term includes the initial non-cancelable term, together with any renewal periods that are considered reasonably assured of being exercised.

Contingent rental income that is not fixed and determinable at lease commencement is recognized only when the contingency is resolved and the related amounts become probable of being earned (for example, when the tenant achieves the specified performance threshold).

Financing Receivables and Sales-Type Lease Investments

In certain circumstances, we account for a lease arrangement as either (i) a financing receivable or (ii) a sales-type lease investment, rather than as an operating lease. For both financing receivables and sales-type leases, cash payments collected from tenants are not reported as rental revenue. Instead, amounts received are generally allocated between (i) interest income recognized using the effective interest method and (ii) a reduction of the outstanding investment balance (i.e., the financing receivable or sales-type lease investment), as applicable.

Under ASC 842, lease arrangements that include both land and building components may require separate classification of each component, which can result in a lease being bifurcated between operating lease and sales-type or financing receivable treatment.

Investment in Leases – Financing Receivables

For sale-leaseback transactions, we evaluate whether control of the underlying asset has transferred to the Company. Control of an asset refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset, including the ability to prevent other entities from directing the use of, and obtaining the benefits from, the asset.

When control is deemed not to have transferred, we do not recognize the underlying real estate asset as a real estate investment. Instead, we recognize a financial asset presented as Investment in leases – financing receivable on our Consolidated Balance Sheets, and account for the arrangement in accordance with ASC 310, Receivables. We have concluded that certain lease arrangements are required to be accounted for as financing receivables under ASC 310 because control of the underlying assets is not considered to have transferred to the Company under GAAP.

The accounting for financing receivables under ASC 310 is materially consistent with the accounting applied to our sales-type lease investments under ASC 842, in that both approaches recognize interest income over time using an effective yield methodology and reduce the recorded investment balance as payments are received.

Investment in Leases – Sales-Type Lease Investments

If a lease arrangement meets one or more of the sales-type classification criteria under ASC 842, the leased assets are recorded as Investment in leases – sales-type on our Consolidated Balance Sheets in accordance with ASC 842.

To determine whether a lease should be classified as a sales-type lease under ASC 842, we evaluate the following criteria. If any of these criteria are met at lease commencement, the lease is classified as a sales-type lease:

Transfer of ownership — The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. This criterion is met when the lease agreement provides for the transfer of title at or shortly after the end of the lease term, generally for a nominal amount.

Bargain purchase option — The lease includes an option that allows the lessee to purchase the asset at a price that is sufficiently lower than the expected fair value of the asset at the date the option becomes exercisable, and the exercise of the option is reasonably certain.

Lease term — The lease term represents the major part of the remaining economic life of the underlying asset. This criterion is not applied when the lease commencement date occurs at or near the end of the asset’s economic life.

Present value of lease payments — The present value of the sum of the lease payments and any residual value guaranteed by the lessee (to the extent not already reflected in the lease payments) equals or exceeds substantially all of the fair value of the underlying asset.

Specialized nature — The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

The classification evaluation described above, as well as the related calculations, requires significant judgment and the use of estimates. Key judgments and estimates include, among other things: (i) determining the fair value of the underlying leased assets at lease commencement, (ii) estimating the residual value of the assets at the end of the lease term, (iii) assessing the likelihood that tenants will exercise renewal options (which affects the determination of lease term), (iv) estimating the remaining economic life of the leased assets, and (v) allocating consideration and rental income received under master lease arrangements to the underlying leased assets. Changes in these estimates or judgments could result in a different lease classification and materially impact the presentation of our consolidated financial statements and income recognition method.
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management monitors the credit risk related to its instruments subject to CECL by obtaining the applicable rent coverage on a quarterly basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease and loan portfolios.

We are required to update our CECL allowance on a quarterly basis with the resulting change being recorded in the Consolidated Statements of Income for the relevant period. Finally, each time the Company makes a new investment in an asset subject to ASC 326, we will be required to record an initial CECL allowance for such asset, which will result in a non-cash charge to the Consolidated Statement of Income for the relevant period. Changes in economic probability factors, economic conditions and projections and/or the underlying performance of the property impacts the assumptions utilized in the CECL reserve estimates, which at times has historically had a significant impact on our results of operations. Changes in our assumptions could result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.
Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. Real estate investments that we received in connection with the Spin-Off were contributed to us at PENN's historical carrying amount. We record the acquisition of real estate at fair value, including acquisition and closing costs. The cost of properties developed by GLPI includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The Company capitalizes interest on development projects by applying its weighted-average borrowing rate to qualifying construction expenditures incurred during the development period. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations.
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

•Our leases contain variable rent that resets on varying schedules depending on the lease. The Company's percentage rent which is subject to adjustment was 4.8% of total cash rent in 2025 compared to 5.0% in 2024.

The consolidated results of operations for the years ended December 31, 2025 and 2024 are summarized below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Total revenues	$1,594,752	$1,531,546
Total operating expenses	393,299	400,861
Income from operations	1,201,453	1,130,685
Total other expenses	(348,868)	(320,908)
Income before income taxes	852,585	809,777
Income tax expense	2,229	2,129
Net income	850,356	807,648
Net income attributable to non-controlling interest in the Operating Partnership	(25,245)	(23,028)
Net income attributable to common shareholders	$825,111	$784,620

The Company has omitted the discussion comparing its operating results for the year ended December 31, 2024 to its operating results for the year ended December 31, 2023 from its Annual Report on Form 10-K for the year ended December 31, 2025. Readers are directed to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for these disclosures.

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs; bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases; non-cash adjustments to financing lease liabilities; straight-line rent and deferred rent adjustments; losses on debt extinguishment; severance charges, capitalized interest; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property; stock based compensation expense; straight-line rent and deferred rent adjustments; amortization of land rights; accretion on Investment in leases; non-cash adjustments to financing lease liabilities; losses on debt extinguishment; severance charges and provision (benefit) for credit losses, net.

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

The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income	$850,356	$807,648
(Gains) or losses from dispositions of property	(125)	(3,790)
Real estate depreciation	263,920	258,219
Funds from operations	$1,114,151	$1,062,077
Straight-line rent and deferred rent adjustments	(22,468)	(56,102)
Other depreciation	1,944	1,933
Amortization of land rights	17,079	13,270
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	13,267	11,229
Accretion on investment in leases	(28,356)	(28,966)
Non-cash adjustment to financing lease liabilities	431	473
Stock based compensation	21,181	24,262
Losses on debt extinguishment	3,783	—
Provision for credit losses, net	8,664	37,254
Severance charges	6,320	—
Capitalized interest	(15,788)	(4,395)
Capital maintenance expenditures	(157)	(134)
Adjusted funds from operations	$1,120,051	$1,060,901
Interest, net (2)	341,964	317,945
Income tax expense	2,229	2,129
Capital maintenance expenditures	157	134
Amortization of debt issuance costs, bond premiums and original issuance discounts (1)	(13,267)	(11,229)
Capitalized interest	15,788	4,395
Adjusted EBITDA	$1,466,922	$1,374,275

(1)    Such amortization is a non-cash component included in interest, net.
(2)    Amounts exclude the non-cash interest expense gross up related to certain ground leases.

Net income, FFO, AFFO, and Adjusted EBITDA were $850.4 million, $1,114.2 million, $1,120.1 million and $1,466.9 million, respectively, for the year ended December 31, 2025. This compared to net income, FFO, AFFO, and Adjusted EBITDA, of $807.6 million, $1,062.1 million, $1,060.9 million and $1,374.3 million, respectively, for the year ended December 31, 2024. The increase in net income was primarily driven by a $63.2 million increase in income from real estate, as explained below. The Company had lower operating expenses of $7.6 million and higher other expenses of $28.0 million that are also discussed below.

The increases in FFO for the year ended December 31, 2025 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, less the adjustments mentioned in the tables above. Adjusted EBITDA also increased as compared to the prior year driven by the explanations above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2025	2024	Variance	Variance
Rental income	$1,367,943	$1,330,620	$37,323	2.8%
Income from Investment in leases, financing receivables	195,649	185,430	10,219	5.5%
Income from Investment in leases, sales type	15,126	5,004	10,122	202.3%
Interest income from real estate loans	16,034	10,492	5,542	52.8%
Total income from real estate	$1,594,752	$1,531,546	$63,206	4.1%

Total income from real estate

Total income from real estate increased $63.2 million, or 4.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash income by $73.6 million. Current year results also benefited by $17.7 million from escalations on our leases and higher percentage rent of $2.3 million. The Company also recognized unfavorable straight-line and deferred rent adjustments of $33.6 million compared to the corresponding period in the prior year, as well as lower accretion of $0.6 million on its Investment in leases. Finally, the Company had higher ground rent income of $3.9 million.

Details of the Company's income from real estate for the year ended December 31, 2025 and December 31, 2024 were as follows (in thousands):

Year Ended December 31, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$217,329	$43,035	$26,029	$—	$286,393	$19,807	$2,685	$—	$308,885
PENN 2023 Master Lease	245,871	—	(79)	—	245,792	18,780	—	—	264,572
Amended Pinnacle Master Lease	245,930	71,256	32,486	—	349,672	7,432	8,703	—	365,807
PENN Morgantown Lease	—	3,185	—	—	3,185	—	—	—	3,185
Caesars Master Lease	65,493	23,729	—	—	89,222	7,378	1,320	—	97,920
Horseshoe St. Louis Lease	24,071	—	—	—	24,071	1,194	—	—	25,265
Boyd Master Lease	82,970	11,785	12,187	—	106,942	(7,442)	1,792	—	101,292
Boyd Belterra Lease	2,933	1,894	2,001	—	6,828	(1,155)	—	—	5,673
Bally's Master Lease	106,863	—	—	—	106,863	—	10,176	—	117,039
Bally's Master Lease II	46,680	—	—	—	46,680	(133)	3,661	—	50,208
Maryland Live! Lease	77,648	—	—	—	77,648	—	8,580	13,478	99,706
Pennsylvania Live! Master Lease	51,617	—	—	—	51,617	—	1,236	8,790	61,643
Casino Queen Master Lease	21,371	—	—	—	21,371	(828)	—		20,543
Tropicana Las Vegas Lease	—	15,130	—	—	15,130	—	—	(4)	15,126
Rockford Lease	—	8,214	—	—	8,214	—	—	2,053	10,267
Rockford Loan	—	—	—	12,167	12,167	—	—	—	12,167
Tioga Downs Lease	14,737	—	—	—	14,737	—	6	2,295	17,038
Strategic Gaming Leases	12,382	—	—	—	12,382	—	423	1,744	14,549
Ione Loan	—	—	—	3,414	3,414	—	—	—	3,414
Bally's Chicago Lease	2,565	20,000	—	—	22,565	(22,565)	—	—	—
Dry Creek	—	—	—	453	453	—	—	—	453
Total	$1,218,460	$198,228	$72,624	$16,034	$1,505,346	$22,468	$38,582	$28,356	$1,594,752
(1) Includes $0.3 million of tenant improvement allowance amortization for the year ended December 31, 2025

Year Ended December 31, 2024	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight line rent	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$213,067	$43,035	$26,110	—	$282,212	$19,807	$2,281	$—	$304,300
PENN 2023 Master Lease	236,242	—	(482)	—	235,760	21,897	—	—	257,657
Amended Pinnacle Master Lease	244,322	71,256	31,209	—	346,787	7,432	8,281	—	362,500
PENN Morgantown Lease	—	3,138	—	—	3,138	—	—	—	3,138
Caesars Master Lease	64,367	23,729	—	—	88,096	8,505	1,320	—	97,921
Horseshoe St. Louis Lease	23,744	—	—	—	23,744	1,520	—	—	25,264
Boyd Master Lease	81,343	11,785	11,546	—	104,674	2,296	1,729	—	108,699
Boyd Belterra Lease	2,875	1,894	1,963	—	6,732	606	—	—	7,338
Bally's Master Lease	104,768	—	—	—	104,768	—	10,690	—	115,458
Bally's Master Lease II	1,431	—	—		1,431	—	211	—	1,642
Maryland Live! Lease	76,313	—	—	—	76,313	—	8,703	14,979	99,995
Pennsylvania Live! Master Lease	50,729	—	—	—	50,729	—	1,241	8,935	60,905
Casino Queen Master Lease	31,662	—	—	—	31,662	150	—	—	31,812
Tropicana Las Vegas Lease	—	12,188	—	—	12,188	—	—	2	12,190
Rockford Lease	—	8,053	—	—	8,053	—	—	2,014	10,067
Rockford Loan	—	—	—	10,055	10,055	—	—	—	10,055
Tioga Downs Lease	13,106	—	—	—	13,106	—	5	2,346	15,457
Strategic Gaming Leases	5,774	—	—	—	5,774	—	247	690	6,711
Ione Loan	—	—	—	437	437	—	—	—	437
Bally's Chicago Lease	—	6,111	—	—	6,111	(6,111)	—	—	—
Total	$1,149,743	$181,189	$70,346	$10,492	$1,411,770	$56,102	$34,708	$28,966	$1,531,546
(1) Includes $0.3 million of tenant improvement allowance amortization for the year ended December 31, 2024.

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

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2025	2024	Variance	Variance
Land rights and ground lease expense	$55,408	$47,674	$7,734	16.2%
General and administrative	63,488	59,571	3,917	6.6%
Gains from disposition of properties	(125)	(3,790)	3,665	(96.7)%
Depreciation	265,864	260,152	5,712	2.2%
Provision for credit losses, net	8,664	37,254	(28,590)	(76.7)%
Total operating expenses	$393,299	$400,861	$(7,562)	(1.9)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $7.7 million, or 16.2%, for the year ended December 31, 2025, as compared to the corresponding period in the prior year due to the acquisition of assets in Bally's Master Lease II.
General and administrative expense

General and administrative expenses include items such as compensation costs (including stock-based compensation awards), professional services and costs associated with development activities. General and administrative expenses increased by $3.9 million, or 6.6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The reason for the increase was due primarily from an executive severance charge of $6.3 million, partially offset by lower stock based compensation expense of $3.1 million due primarily from forfeitures from the executive awards.

Gains from dispositions of property

Gains from dispositions for the year ended December 31, 2024 was due to the lease reconsideration event for the Tropicana Las Vegas Lease which resulted in the lease being reclassified from an operating lease to a sales type lease. See Note 1 for further discussion.

Depreciation expense

Depreciation expense increased by $5.7 million, or 2.2%, to $265.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to its recent acquisitions.

Provision for credit losses, net

For the year ended December 31, 2025, the Company recorded a $8.7 million provision for credit losses as compared to a $37.3 million provision in the corresponding period in the prior year. The primary reason for the decrease were changes in estimates to property specific credit and performance metrics as well as changes in economic forecasts.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,			Percentage
	2025	2024	Variance	Variance
Interest expense	$(373,881)	$(366,897)	$(6,984)	1.9%
Interest income	28,796	45,989	(17,193)	(37.4)%
Losses on debt extinguishment	(3,783)	—	(3,783)	N/A
Total other expenses	$(348,868)	$(320,908)	$(27,960)	8.7%

Interest expense

For the year ended December 31, 2025, the Company's interest expense increased by $7.0 million as compared to the corresponding period in the prior year. The increase was due to higher borrowing levels that partially funded our recent acquisitions. See Note 10 for additional information.

Interest income

Interest income for the year ended December 31, 2025 decreased by $17.2 million due to lower average interest earning balances in the current year.

Loss on debt extinguishment

Losses on debt extinguishment of $3.8 million for the year ended December 31, 2025 related to the make-whole premium payment and accelerated amortization of debt issuance costs related to the redemption of the April 2026 Notes.

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

The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $1,129.4 million and $1,072.8 million during the years ended December 31, 2025 and 2024, respectively. The increase in net cash provided by operating activities of $56.6 million for the year ended December 31, 2025 as compared to the prior year was primarily due to an increase in cash receipts from customers of $93.6 million along with an increase in interest income of $4.5 million, an increase in cash received on terminated interest rate swaps of $1.0 million and a decrease in cash paid for taxes of $1.3 million, partially offset by increases in cash paid for interest of $27.0 million, cash paid for operating expenses of $13.1 million, and cash paid to employees of $3.4 million. The increase in cash receipts collected from our customers for the year ended December 31, 2025, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisitions and lease escalations and the increase in interest paid was due to increased borrowings that partially funded our recent acquisitions and prefunding the redemption for our $850 million, 5.25% senior unsecured note that occurred in March 2025.

Investing activities used net cash of $308.8 million for the year ended December 31, 2025 and $1,605.9 million during the year ended December 31, 2024, respectively. Net cash used by investing activities during the year ended December 31, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by Ione Loan and Dry Creek Loan fundings of $85.3 million, $285.0 million for the acquisition of the real estate assets for the new M Resort tower and the Joliet landside project, and capital expenditures of $304.4 million primarily related to the funding of development projects and $184.1 million for the real estate assets contained within Strategic Gaming Lease for Sunland Park which was accounted for as Investment in leases, financing receivables. Net cash used in investing activities during the year ended December 31, 2024 consisted primarily of $844.3 million for the acquisition of the real estate assets of Bally's Kansas City and Shreveport properties which were added to the Bally's Master Lease II, the acquisition of real estate for Bally's Chicago, the Belle landside development project and the real estate assets contained within the Tioga Downs Lease and Strategic Gaming Leases which were accounted for as Investment in leases, financing receivables. The Company had real estate loan originations of $125.2 million, $48.6 million for the demolition funding related to the development project at the Tropicana site, the purchase of zero coupon U.S. Treasury Bills totaling $891.0 million, and capital expenditures equal to $39.7 million, partially offset by the maturity of zero coupon U.S. Treasury Bills totaling $341.0 million and the proceeds from a tax refund related to a previous acquisition of $1.8 million.

Financing activities used net cash of $1,059.0 million and provided net cash of $311.8 million during the years ended December 31, 2025 and December 31, 2024, respectively. Net cash used by financing activities for the year ended December 31, 2025 was driven by repayments of long term debt of $1,826.0 million, dividend payments of $871.9 million, non-controlling interest distributions of $25.8 million, financing costs of $15.4 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million. These items were partially offset by $1,292.2 million of proceeds from the issuance of long-term debt and $402.8 million of net proceeds from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2024 was driven by $1,521.9 million of proceeds from the issuance of long-term debt and $148.2 million of net proceeds from the issuance of common stock. These items were partially offset by the repayment of long term debt of $463.6 million, dividend payments of $830.7 million, non-controlling interest distributions of $24.6 million, financing costs of $24.7 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.7 million.

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

During the years ended December 31, 2025 and 2024, we spent approximately $304.4 million and $39.6 million, respectively, on capital project expenditures primarily related to development projects at Bally's Chicago, Casino Queen Marquette and Bally's Baton Rouge.

Funding commitments

As of December 31, 2025, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option.

Description	Estimated Commitment amount	Amount funded at December 31, 2025
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs (2)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$201.6 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$9.6 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$56.6 million
Call right to acquire Bally's Lincoln	$700 million	None
Funding commitment for the future site and construction for Live! Virginia Casino & Hotel	$467 million	None
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

(1)    PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026. The Company anticipates funding $225 million at a 7.75% capitalization rate.

(2)    The Company has agreed to fund, if requested by PENN in their sole discretion, on or before March 31, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million at a 7.10% capitalization rate.

Debt

Senior Unsecured Credit Agreement

The Company has a Senior Unsecured Amended Credit Agreement (the "Amended Credit Agreement") providing for a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the "Revolver"). GLP Capital is the primary obligor under the Amended Credit Agreement, which is guaranteed by GLPI.

In addition, the Amended Credit Agreement provides GLP Capital with the right to elect to re-allocate up to $1.04 billion in existing revolving commitments under the Amended Credit Agreement to one or more new revolving credit facilities (“Amended Bridge Revolving Facility” and, collectively, the "Amended Bridge Revolving Facilities"). Loans under any Amended Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under any Amended Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility.

Amended Bridge Revolving Facilities are intended to be used solely to fund cash distributions to third-party contributors in connection with their contribution of one or more properties to GLP Capital. GLP Capital’s ability to borrow under any Amended Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP Capital’s financial covenants, as well as the receipt by the Agent of a satisfactory conditional guarantee of the loans under the applicable Amended Bridge Revolving Facility by the applicable contributor or its affiliate, subject to the prior enforcement of all remedies against GLP Capital, GLPI and other applicable sources other than such guarantor. Loans under the Amended Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At December 31, 2025, $331.6 million was outstanding under the Amended Credit Agreement. Additionally, at December 31, 2025, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,758.0 million of available borrowing capacity under the Amended Credit Agreement as of December 31, 2025.

The interest rates payable on the loans borrowed under the Amended Credit Agreement are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to amortization. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans or revolving commitments, and outstanding bridge revolving loans shall not exceed $3.5 billion outstanding under the Amended Credit Agreement. There is currently no commitment in respect of such incremental loans and commitments. The weighted average interest rate under the Amended Credit Agreement at December 31, 2025 was 5.02%.

Certain Covenants and Events of Default

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2025, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Term Loan Credit Agreement

On September 2, 2022, GLP Capital entered into a term loan credit agreement (the "Term Loan Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent (the "Term Loan Agent"), and the other agents and lenders party thereto from time to time, providing for a $600 million delayed draw credit facility with a maturity date of September 2, 2027 (the "Term Loan Credit Facility"). The Term Loan Credit Facility is guaranteed by GLPI.

The availability of loans under the Term Loan Credit Facility is subject to customary conditions, including pro forma compliance with financial covenants, and the receipt by Term Loan Agent of a conditional guarantee of the Term Loan Credit Facility by Bally’s on a secondary basis, subject to enforcement of all remedies against GLP Capital, GLPI and all sources other than Bally’s. The loans under the Term Loan Credit Facility may be used solely to finance a portion of the purchase price of the acquisition of one or more specified properties of Bally’s in one or a series of related transactions and to pay fees, costs and expenses incurred in connection therewith. The Company drew down the entire $600 million Term Loan Credit Facility on January 3, 2023 in connection with the acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton.

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a Secured Overnight Financing Rate ("SOFR") based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Facility from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at December 31, 2025 was 5.02%.

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At December 31, 2025, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

Senior Unsecured Notes

    At December 31, 2025, the Company had $6,350.0 million of outstanding senior unsecured notes (the "Senior Notes"). Each of the Company's Senior Notes contain covenants limiting the Company’s ability to: incur additional debt and use its assets to secure debt; merge or consolidate with another company; and make certain amendments to the Amended PENN Master Lease. The Senior Notes also require the Company to maintain a specified ratio of unencumbered assets to unsecured debt. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
The Company may redeem the Senior Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Senior Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Senior Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Senior Notes of a series are redeemed after their respective par call date (90-180 days prior to their maturity), the redemption price will be 100% of the principal amount of the Senior Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Senior Notes of a particular series, the Company will be required to give holders of the Senior Notes of such series the opportunity to sell their Senior Notes of such series at a price equal to 101% of the principal amount of the Senior Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Senior Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
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

At December 31, 2025, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Outlook

During the year ended December 31, 2025, the Company entered into a new continuos equity offering program under which the Company may sell up to an aggregate of $1.25 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2025 ATM Program") which replaced the Company's previous ATM program. As of December 31, 2025, the Company had $886.7 million remaining for issuance under the 2025 ATM Program.

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Agreement and our ability to raise equity proceeds (including the Company's 2025 ATM Program), will be adequate to meet our anticipated debt service requirements, capital expenditures, working capital needs and dividend requirements.

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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $7,281.8 million at December 31, 2025. Furthermore, $6,350.0 million of our obligations are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 2028 to September 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. GLPI also expects to manage its exposure to interest rate risk by maintaining a mix of fixed and variable rates for its indebtedness. However, the provisions of the Code applicable to REITs substantially limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at December 31, 2025 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at December 31, 2025.

	1/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	1/01/30- 12/31/30	Thereafter	Total	Fair Value at 12/31/2025
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$750,000	$700,000	$4,400,000	$6,350,000	$6,295,709
Average interest rate (1)	—%	—%	5.75%	5.30%	4.00%	5.06%

Variable rate	$3,324	$603,325	$324,975	$—	$—	$—	$931,624	$931,624
Average interest rate (2)	4.43%	4.49%	4.76%	—%	—%	—%

(1)     In connection with the issuance of our November 2037 Notes, the Company terminated certain interest rate hedges, resulting in a realized gain of approximately $1.0 million that is being amortized as a reduction to interest expense over a 10-year period. The table above reflects the contractual stated coupon rates; the impact of the terminated hedge is not reflected in the table.

(2)     Estimated rate, reflective of forward SOFR plus the spread over SOFR applicable to the Company's variable-rate borrowing based on the terms of its Amended Credit Agreement. Rate above includes the facility fee on the commitments under the Amended Credit Agreement, which is due regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Lease Classification - See Note 12 to the Financial Statements
Critical Audit Matter Description
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
◦Performing sensitivity analyses over key assumptions utilized.
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
February 19, 2026

We have served as the Company's auditor since 2016.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024

Assets
Real estate investments, net	$8,474,261	$8,148,719
Investment in leases, financing receivables, net	2,557,504	2,333,114
Investment in leases, sales-type, net	248,421	254,821
Real estate loans, net	247,999	160,590
Right-of-use assets and land rights, net	1,072,163	1,091,783
Cash and cash equivalents	224,314	462,632
Held to maturity investment securities	—	560,832
Other assets	84,947	63,458
Total assets	$12,909,609	$13,075,949

Liabilities
Accounts payable and accrued expenses	$6,641	$5,802
Accrued interest	106,253	105,752
Accrued salaries and wages	10,209	7,154
Operating lease liabilities	242,481	244,973
Financing lease liabilities	61,219	60,788
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	7,203,731	7,735,877
Deferred rental revenue	205,786	228,508
Other liabilities	65,029	41,571
Total liabilities	7,901,349	8,430,425

Commitments and Contingencies (Note 11)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 283,037,310 and 274,422,549 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	2,830	2,744
Additional paid-in capital	6,613,488	6,209,827
Accumulated deficit	(1,990,770)	(1,944,009)
Accumulated other comprehensive income	904	—
Total equity attributable to Gaming and Leisure Properties	4,626,452	4,268,562
Non-controlling interests in GLPI's Operating Partnership (8,224,939 units outstanding at December 31, 2025 and December 31, 2024, respectively)	381,808	376,962
Total equity	5,008,260	4,645,524
Total liabilities and equity	$12,909,609	$13,075,949

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

Year ended December 31,	2025	2024	2023

Revenues
Rental income	$1,367,943	$1,330,620	$1,286,358
Income from investment in leases, financing receivables	195,649	185,430	152,990
Income from investment in leases, sales type	15,126	5,004	—
Interest income from real estate loans	16,034	10,492	1,044
Total income from real estate	1,594,752	1,531,546	1,440,392

Operating expenses
Land rights and ground lease expense	55,408	47,674	48,116
General and administrative	63,488	59,571	56,450
Gains from dispositions of property	(125)	(3,790)	(22)
Property transfer tax recovery	—	—	(2,187)
Depreciation	265,864	260,152	262,870
Provision for credit losses, net	8,664	37,254	6,461
Total operating expenses	393,299	400,861	371,688
Income from operations	1,201,453	1,130,685	1,068,704

Other income (expenses)
Interest expense	(373,881)	(366,897)	(323,388)
Interest income	28,796	45,989	12,607
Losses on debt extinguishment	(3,783)	—	(556)
Total other expenses	(348,868)	(320,908)	(311,337)

Income before income taxes	852,585	809,777	757,367
Income tax expense	2,229	2,129	1,997
Net income	$850,356	$807,648	$755,370
Net income attributable to non-controlling interest in the Operating Partnership	(25,245)	(23,028)	(21,087)
Net income attributable to common shareholders	$825,111	$784,620	$734,283

Earnings per common share:
Basic earnings attributable to common shareholders	$2.95	$2.87	$2.78
Diluted earnings attributable to common shareholders	$2.95	$2.87	$2.77

Other comprehensive income
Net income	850,356	807,648	755,370
Reclassification of derivative gain to interest expense	(33)	—	—
Gain on cash flow hedges	967	—	—
Comprehensive income	851,290	807,648	755,370
Comprehensive income attributable to non-controlling interest in the Operating Partnership	(25,275)	(23,028)	(21,087)
Comprehensive income attributable to common shareholders	$826,015	$784,620	$734,283

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2022	260,727,030	$2,607	$5,573,567	$(1,798,216)	$—	340,138	$4,118,096
Issuance of common stock, net of costs	9,817,430	98	469,115	—	—		469,213
Restricted stock activity	378,259	4	9,427	—	—	—	9,431
Dividends paid ($3.150 per common share)	—	—	—	(833,980)	—	—	(833,980)
Issuance of operating partnership units	—	—	—	—	—	14,931	14,931
Distributions to non-controlling interest				—	—	(24,107)	(24,107)
Net income				734,283	—	21,087	755,370
Balance, December 31, 2023	270,922,719	2,709	6,052,109	(1,897,913)	—	352,049	4,508,954
Issuance of common stock, net of costs	3,072,137	31	148,185	—	—	—	148,216
Restricted stock activity	427,693	4	9,533		—		9,537
Dividends paid ($3.040 per common share)	—	—	—	(830,716)	—	—	(830,716)
Issuance of operating partnership units	—	—	—	—	—	26,471	26,471
Distributions to non-controlling interest	—	—	—	—	—	(24,586)	(24,586)
Net income	—	—	—	784,620	—	23,028	807,648
Balance, December 31, 2024	274,422,549	2,744	6,209,827	(1,944,009)	—	376,962	4,645,524
Issuance of common stock, net of costs	8,170,387	82	402,710	—	—	—	402,792
Restricted stock and LTIP unit activity	444,374	4	951	—	—	5,405	6,360
Dividends paid ($3.100 per common share)	—	—	—	(871,872)	—	—	(871,872)
Gain on cash flow hedges	—	—	—	—	936	31	967
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(32)	(1)	(33)
Distributions to non-controlling interest	—	—	—	—	—	(25,834)	(25,834)
Net income	—	—	—	825,111	—	25,245	850,356
Balance, December 31, 2025	283,037,310	$2,830	$6,613,488	$(1,990,770)	$904	$381,808	$5,008,260

See accompanying Notes to the Consolidated Financial Statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2025	2024	2023
Operating activities
Net income	$850,356	$807,648	$755,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,944	273,422	276,424
Amortization of items charged to interest expense	13,267	11,229	9,857
Amortization of gain on cash flow hedges and loan discounts	(52)	—	—
Accretion on investment in leases and adjustments to lease liabilities	(27,925)	(28,493)	(22,587)
Accretion on held to maturity investment securities	10,837	(10,837)	—
Gains on dispositions of property	(125)	(3,790)	(22)
Stock-based compensation	21,181	24,262	22,873
Straight line rent and deferred rent adjustments	(22,468)	(56,102)	(39,881)
Losses on debt extinguishment	3,783	—	556
Provision for credit losses, net	8,664	37,254	6,461
Proceeds from interest rate swap termination	967	—	—
Change in operating assets and liabilities
Other assets	(22,598)	(10,198)	(7,947)
Accounts payable, accrued expenses , accrued salary and wages	2,881	(1,391)	1,222
Accrued interest	501	22,640	815
Other liabilities	7,204	7,126	6,231
Net cash provided by operating activities	1,129,417	1,072,770	1,009,372
Investing activities
Capital project and maintenance expenditures	(304,443)	(39,688)	(47,437)
Proceeds from sale of property	125	—	—
Return of contingent consideration from previous acquisition	—	1,798	—
Acquisition of real estate assets and deposit payments	(285,000)	(640,863)	(463,186)
Fundings under the Tropicana Las Vegas Lease	—	(48,550)	—
Originations of real estate loans, net of origination discount	(85,336)	(125,160)	(40,000)
Investment in leases, financing receivables	(184,097)	(203,486)	(100,202)
Maturities of held to maturity investment securities	549,995	340,975	—
Acquisition of held to maturity investment securities	—	(890,970)	—
Net cash used in investing activities	(308,756)	(1,605,944)	(650,825)
Financing activities
Dividends paid	(871,872)	(830,716)	(833,980)
Non-controlling interest distributions	(25,834)	(24,586)	(24,107)
Taxes paid related to shares withheld for taxes on stock award vestings	(14,821)	(14,726)	(13,442)
Proceeds from issuance of common stock, net	402,792	148,216	469,213
Proceeds from issuance of long-term debt	1,292,161	1,521,939	1,077,784
Financing costs and costs paid to redeem senior unsecured notes	(15,388)	(24,685)	(3,966)
Repayments of long-term debt	(1,826,017)	(463,619)	(585,149)
Net cash provided by (used in) financing activities	(1,058,979)	311,823	86,353
Net increase in cash and cash equivalents	(238,318)	(221,351)	444,900
Cash and cash equivalents at beginning of period	462,632	683,983	239,083
Cash and cash equivalents at end of period	$224,314	$462,632	$683,983

See accompanying Notes to the Consolidated Financial Statements and Note 17 for supplemental cash flow information and noncash investing and financing activities.

Gaming and Leisure Properties, Inc.
Notes to the Consolidated Financial Statements

1.    Business

GLPI is a self-administered and self-managed Pennsylvania REIT. GLPI was incorporated on February 13, 2013, as a wholly-owned subsidiary of PENN. On November 1, 2013, PENN contributed to the Company, through a series of internal corporate restructurings, substantially all of the assets and liabilities associated with PENN's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties via the Spin-Off.
Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of December 31, 2025, GLPI owned 97.1% of the outstanding units of GLP Capital with the remaining units owned by third party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of OP Units and holders of LTIP Units. The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

All debt of the Company, including revolving credit facilities, term loans and senior unsecured notes, is incurred by GLP Capital and its subsidiaries. GLPI has fully and unconditionally guaranteed all of the Company's outstanding senior unsecured notes.

The Company seeks to provide an opportunity to invest in the growth opportunities afforded by the gaming industry, with the stability and cash flow opportunities of a REIT. GLPI’s primary business consists of acquiring, financing, and owning real estate property to be leased to gaming operators in triple-net lease arrangements. Under these arrangements, in addition to rent, the tenants are required to pay the following executory costs: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, including coverage of the landlord's interests, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. The Company also extends loans that produce fixed or variable returns which may convert into leased rent upon project completion or stabilization.

As of December 31, 2025, GLPI’s portfolio consisted of interests in 69 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars, the real property associated with 4 gaming and related facilities operated by Boyd, the real property associated with 15 gaming and related facilities operated by Bally's and 1 facility under development with Bally's in Chicago, Illinois, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock, 4 gaming and related facilities operated by Strategic and 1 gaming and related facility operated by American Racing. These facilities, including our corporate headquarters building, are geographically diversified across 20 states and we own over 5,600 acres and lease approximately 1,000 acres. As of December 31, 2025, the Company's properties were 100% occupied. GLPI expects to continue growing its portfolio by pursuing opportunities to acquire and/or develop additional gaming facilities to lease to gaming operators under prudent terms.

PENN 2023 Master Lease and Amended PENN Master Lease
On January 1, 2023, the Company's Amended PENN Master Lease transferred five properties to the PENN 2023 Master Lease. In addition, the existing leases for the Hollywood Casino at The Meadows in Pennsylvania and the Hollywood Casino Perryville in Maryland were terminated and these properties were transferred into the PENN 2023 Master Lease. Both the Amended PENN Master Lease and the PENN 2023 Master Lease are triple-net operating leases, the terms of which expire on October 31, 2033, with no purchase options, followed by three remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions.
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
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease. On August 1, 2025, GLPI funded $130 million for the relocation of Hollywood Casino Joliet, which opened on August 11, 2025, and is subject to a 7.75% capitalization rate. The Company also previously funded $5 million to reimburse PENN for land site development costs for the Joliet project. On November 3, 2025, GLPI funded $150 million for PENN's M Resort new hotel tower and conference center expansion, which opened to the public on December 1, 2025, at a capitalization rate of 7.79%. PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026 which the Company anticipates funding $225 million at a 7.75% capitalization rate. Rent for each project begins accruing as the related funding is advanced.

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle and leased these assets back to Pinnacle, under the Pinnacle Master Lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted subject to certain floors (namely the Bossier City Boomtown property due to PENN's acquisition of a competing facility), every two years to an amount equal to 4% of the average net revenues of all facilities under the Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

On October 15, 2018, the Company completed transactions with PENN, Pinnacle and Boyd to accommodate PENN's acquisition of the majority of Pinnacle's operations, pursuant to the PENN-Pinnacle Merger. Concurrent with the PENN-Pinnacle Merger, the Company amended the Pinnacle Master Lease to allow for the sale of the operating assets of Ameristar Casino Hotel Kansas City, Ameristar Casino Resort Spa St. Charles and Belterra Casino Resort from Pinnacle to Boyd which resulted in the Amended Pinnacle Master Lease and the Boyd Master Lease for these properties on terms similar to the Company's Amended Pinnacle Master Lease. The Boyd Master Lease expires April 30, 2031, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. The Boyd Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted every two years to an amount equal to 4% of the average net revenues of all facilities under the Boyd Master Lease during the preceding two years in excess of a contractual baseline.

The Company also purchased the real estate assets of Plainridge Park from PENN and added this property to the Amended Pinnacle Master Lease. The Amended Pinnacle Master Lease was assumed by PENN at the consummation of the PENN-Pinnacle Merger.

The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park, whereby the Company entered into the Belterra Park Loan. In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to the Belterra Park Lease with a Boyd affiliate operating the property. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease and expires on April 30, 2031, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

In April 2025, PENN announced its intention to relocate its Ameristar Council Bluffs riverboat casino, for which GLPI has committed up to $150 million or the hard costs associated with the project, whichever is greater, at a 7.10% cap rate, which can be structured, at the discretion of PENN, as rent, or a 5-year term loan.

Amended and Restated Caesars Master Lease

On October 1, 2018, the Company entered into the Amended and Restated Caesars Master Lease, which expires on September 30, 2038, with no purchase option, with four separate renewal options of 5 years each, exercisable at the tenant's option, on the same terms and conditions. The annual rent increases by 1.75% in the seventh and eighth lease years and 2% in the ninth lease year and each lease year thereafter.

Horseshoe St. Louis Lease

The Company's Horseshoe St. Louis Lease is a single property lease with Caesars which became effective on September 29, 2020, with no purchase option, whose initial term expires on October 31, 2033, with four separate renewal options of five years each, exercisable at the tenant's option. The Horseshoe St. Louis Lease annual rent increases by 1.25% for the second through fifth lease years, increasing to 1.75% for the sixth and seventh lease years and thereafter increasing by 2.0% for the remainder of the lease.

Bally's Master Lease, Bally's Chicago Lease, Bally's Master Lease II, the Casino Queen Master Lease and the Tropicana Las Vegas Lease

The Company has several leases and development agreements with Bally's. The Bally's Master Lease was entered into on June 3, 2021 and subsequent to this date several additional real estate assets of Bally's were added to it. The annual rent on the Bally's Master Lease is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

On September 11, 2024, the Company assumed the ground lease for the real estate of the Bally's Chicago site between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into the Bally's Chicago Lease. The Bally's Chicago Lease has an initial term of 15 years, followed by four 5-year renewals, exercisable at the tenant's option. The Bally's Chicago Lease's annual rent increases if the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use. This amount is recorded in deferred rental revenue on the Company's Consolidated Balance Sheet and totaled $28.7 million and $6.1 million at December 31, 2025 and December 31, 2024, respectively.

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago. This development funding is expected to extend into 2027. The Company will own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made at an annual yield of 8.5%. As of December 31, 2025, $201.6 million of real estate construction costs have been funded by the Company.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City Casino and Bally’s Shreveport Casino & Hotel. The two properties are in Bally's Master Lease II which is cross defaulted with the Bally's Master Lease. The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years, with no purchase option, followed by four 5-year renewal options (exercisable by the tenant) on the same terms and conditions. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were transferred to Bally's Master Lease II. Additionally, annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II.

On February 11, 2026, GLPI exercised its option to acquire the real property assets of Bally’s Twin River Lincoln Casino Resort (Bally's Lincoln") for a purchase price of $700 million and additional rent of $56.0 million which was added to Bally's Master Lease II.

On February 7, 2025, Bally's completed its merger transactions with Standard General L.P. and its affiliates, and pursuant to the terms of a definitive merger agreement, among other changes resulting from the merger, Casino Queen became a subsidiary of Bally's.

The Company's Casino Queen Master Lease became effective December 17, 2021 and has an initial term of 15 years, with no purchase option, with four separate five-year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were moved to Bally's Master Lease II as previously discussed.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside development project and hotel renovation of The Belle for Casino Queen. GLPI funded approximately $111 million for the project. The landside development project was completed and opened to the public in December 2025 and has been rebranded as Bally's Baton Rouge. The renovated hotel was opened to the public on March 31, 2025. Casino Queen began paying an incremental rental yield of 9% on the development funding effective May 30, 2025. Rent was deferred on the landside development project until it was ready for its intended use. The Company is also funding certain construction costs for an amount not to exceed $16.5 million, for a landside development project at Casino Queen Marquette at a 8.25% capitalization rate. As of December 31, 2025, $9.6 million has been funded on the project.

On April 16, 2020, the Company and certain of its subsidiaries acquired the real property associated with the Tropicana Las Vegas from PENN in exchange for $307.5 million of rent credits which were applied against future rent obligations due under the parties' leases in effect during 2020.

On September 26, 2022, Bally’s acquired both GLPI’s building assets and PENN's outstanding equity interests in Tropicana Las Vegas for an aggregate cash acquisition price, net of fees and expenses, of approximately $145 million. GLPI retained ownership of the land and concurrently entered into the Tropicana Las Vegas Lease which has an initial term of 50 years (with a maximum term of 99 years inclusive of tenant renewal options). All rent is subject to contractual escalations based on the CPI, with a 1% floor and 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Tropicana Las Vegas Lease is supported by a Bally’s corporate guarantee.

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

Morgantown Lease

On October 1, 2020, the Company acquired the land under PENN's gaming facility under construction in Morgantown, Pennsylvania. The Company is leasing the land back to an affiliate of PENN via the Morgantown Lease which has an initial term of 20 years with no purchase option, followed by six 5-year renewal options exercisable by the tenant. Under the terms of the Morgantown Lease, if the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and if the CPI increase is less than 0.5% for such lease year, then rent shall not increase for such lease year.

Maryland Live! Lease and Pennsylvania Live! Master Lease and Virginia Live!

On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into the Maryland Live! Lease. On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to the Pennsylvania Live! Master Lease. The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. Annual rent increases by 1.75% upon the second anniversary of both leases commencement through their remaining terms.

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Virginia Casino & Hotel, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia ("Virginia Live!"). In addition, GLPI has committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The transaction also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis. The Company has concluded that the lessee has control of the underlying asset being constructed while the project is under construction. This is because the tenant is leasing the land that property improvements will be constructed upon, the term of which, together with lessee renewal options, is for substantially all of the economic life of the property improvements. Therefore, the Company will account for any funds extended prior to the asset being ready for its intended use as loans. Additionally, the Company concluded that this was a loan commitment at December 31, 2025 and was therefore subject to ASC 326 "Credit Losses: ("ASC 326"). See Note 2 for further discussion of ASC 326. Once construction is complete and the facility is ready for its intended use, the Company will apply the sale and leaseback guidance to determine the appropriate lease classification. On January 15, 2026, the Company funded $27 million to acquire the land site for the project.

Rockford Lease and Rockford Loan

On August 29, 2023, the Company acquired the land associated with a casino development project in Rockford, IL, that opened in late August 2024 and is managed by a subsidiary of Hard Rock, from an affiliate of 815 Entertainment. Simultaneously with the land acquisition, GLPI entered into the Rockford Lease which has 99-year lease term. The initial annual rent is subject to 2% annual escalations for the entirety of its term.

In addition to the Rockford Lease, the Company committed to provide development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. As of December 31, 2025, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs in Nichols, New York from American Racing. Simultaneous with the acquisition, GLPI and American Racing entered into the Tioga Downs Lease which has an initial 30-year term, with no purchase option, followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months. The initial annual rent is subject to 1.75% annual escalations beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

Strategic Gaming Leases

On May 16, 2024, the Company acquired the real estate assets of Silverado, the DMG casino, and Baldini's from Strategic. Simultaneous with the acquisition, GLP Capital and affiliates of Strategic entered into the Strategic Gaming Leases which has an initial 25-year term with no purchase option and two ten-year renewal periods (exercisable by the tenant). The initial annual rent is subject to a 2% annual escalation beginning in year three of the lease and a CPI-based annual escalation beginning in year eleven of the lease, at the greater of 2% or CPI capped at 2.5%.

On October 15, 2025, the Company acquired the real estate assets of Sunland Park in Sunland Park, New Mexico for $183.75 million. The property was added to the Strategic Gaming Leases and annual rent was increased by $15.0 million.

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians ("Ione") (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty five years and a maximum term of forty five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of December 31, 2025, $56.6 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

Dry Creek Rancheria Loan
On September 2, 2025, the Company announced, a $225.3 million commitment, subject to receipt of all required permits and approvals, to serve as the lead real estate financing partner for Caesars Republic Sonoma County, a new integrated resort to be developed on the site of the current River Rock Casino. Pursuant to its agreements with the Dry Creek, GLPI will initially act as a lender to the project through (i) a $180 million delayed draw term loan bearing interest at a fixed rate of 12.50% and (ii) a $45.3 million term loan B issued at an original issue discount of 3% and bearing interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

Upon or prior to maturity of the 6-year loans, Dry Creek will lease back the property to an affiliate of GLPI, and GLPI will sublease the property back to an affiliate of Dry Creek for no less than $112.5 million for 45 years. Annual rent on the sublease will be based on a 9.75% capitalization rate. As of December 31, 2025, the Company has funded the $45.3 million term loan B while the delayed draw term loan remained undrawn.

Guarantees
The obligations under the Amended PENN Master Lease, PENN 2023 Master Lease, Amended Pinnacle Master Lease and Morgantown Lease, are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Casino Queen Master Lease, the Bally's Master Lease, the Bally's Master Lease II, the Strategic Gaming Leases and the Tioga Downs Lease are each jointly and severally guaranteed by the applicable parent company and by the parent's subsidiaries that occupy and operate the leased facilities. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease, the Belterra Park Lease, the Maryland Live! Lease, the Pennsylvania Live! Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities.
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

Real Estate Investments
Real estate investments primarily represent land and buildings leased to the Company's tenants. The Company records the acquisition of real estate assets at fair value, including acquisition and closing costs. The cost of properties developed by the Company includes costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for its intended use. The Company capitalizes interest on development projects by applying its weighted-average borrowing rate to qualifying construction expenditures incurred during the development period. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful lives of the buildings and building improvements which are generally between 5 years to 31 years.
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
Derivative Financial Instruments
During the year ended December 31, 2025, the Company entered into a forward starting interest rate swaps indexed to USD-SOFR, with notionals totaling $300 million all of which had ten year terms. The swaps were designated as cash flow hedges to mitigate the risk of variability in future interest payments associated with the expected issuance of senior unsecured notes.

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

During the year ended December 31, 2025, the Company issued $1.3 billion in senior unsecured notes (See Note 10 for additional details) and terminated the interest rate swaps described above. The Company received a net cash payment of approximately $1.0 million which is being recognized as a reduction in interest expense over 10 years.
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

The Company recognizes rental revenue from tenants, including rental abatements, lease incentives and contractually fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured in accordance with ASC 842. Additionally, percentage rent that is fixed and determinable at the lease inception date is recorded on a straight-line basis over the lease term, resulting in the recognition of deferred rental revenue on the Company’s Consolidated Balance Sheets. Deferred rental revenue is amortized to rental revenue on a straight-line basis over the remainder of the lease term. The lease term includes the initial non-cancelable lease term and any reasonably assured renewable periods. Contingent rental income that is not fixed and determinable at lease inception is recognized only when the lessee achieves the specified target. Recognition of rental income commences when the asset is ready for its intended use.

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
The Company may periodically loan funds to casino owner-operators for the purchase or development of gaming related real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's consolidated statements of income in the period earned.
Allowance for Credit Losses

The Company follows ASC 326, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes our Investments in leases - financing receivables, net, Investment in leases, sales type, net, as well as real estate loans.

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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our investments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant or borrower. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease and loan portfolios. Our tenants and borrowers are current on all of their obligations as of December 31, 2025 and December 31, 2024.

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
Income Taxes
The Company continues to be organized and operate in a manner that will permit it to qualify as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to shareholders. As a REIT, the Company generally will not be subject to federal, state, or local income tax on income that it distributes as dividends to its shareholders, except in those jurisdictions that do not allow a deduction for such distributions. During the years ended December 31, 2025, 2024, and 2023, the Company’s subsidiary is subject to local taxes in jurisdictions that impose net income or earnings taxes.

    If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal, state, and local income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate income tax rates, and dividends paid to its shareholders would not be deductible by the Company in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect the Company's net income and net cash available for distribution to shareholders. Unless the Company was entitled to relief under certain Internal Revenue Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which it failed to qualify to be taxed as a REIT.

The Company's TRS engaged in activities that generated income that would not qualify as REIT income. As a result, certain activities of the Company that occurred within its TRS are subject to federal and state income taxes.

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. Due to the Company’s status as a REIT, and the minimal amount of activity conducted by the Company’s TRS, the Company has not realized any deferred tax assets or liabilities on its balance sheet, nor has it had any uncertain tax positions, or related penalties and interest for the three years ended December 31, 2025.

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

Segment Information

The Company's operations consist solely of investments in real estate for which all such real estate properties and investments are similar to one another in that they consist of destination and leisure properties and related offerings, whose tenants offer casino gaming, hotel, convention, dining, entertainment and retail amenities, have similar economic characteristics and are governed by triple-net operating leases. As such, the Company has one reportable segment. The operating results of the Company's real estate investments are reviewed in the aggregate using the Company's consolidated financial statements, by the Company's chief executive officer who is the chief operating decision maker (as such term is defined in ASC 280 - Segment Reporting). See Note 18 for further information.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Additionally, concentrations of credit risk may arise when revenues of the Company are derived from a small number of tenants. During the year ended December 31, 2025, approximately 59.1%, 12.7%, 10.1%, 7.7% and 6.7% of the Company's collective income from real estate was derived from tenant leases with PENN, Bally's, Cordish, Caesars and Boyd, respectively. PENN, Bally's, Caesars and Boyd are publicly traded companies that are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). Readers are directed to PENN, Bally's, Caesars and Boyd respective websites for further financial information on these companies. Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2025, the Company's portfolio of 69 properties is diversified by location across 20 states.
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

3.    New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" will require all public business entities to disclose in the notes to their financial statements the following items; the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed here. ASU 2024-03 will also require a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the impact this standard will have on the Company's financial statement disclosures but will be required to report employee compensation separately in the notes to its financial statements.

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans, investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 7, respectively) and is summarized as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Land and improvements	$3,588,793	$3,583,793
Building and improvements	7,353,409	6,962,126
Construction in progress	230,831	39,542
Total real estate investments	11,173,033	10,585,461
Less accumulated depreciation	(2,698,772)	(2,436,742)
Real estate investments, net	$8,474,261	$8,148,719

As discussed in Note 1, the Company reimbursed PENN for $5 million for land site development costs for the new Joliet casino project. The increase in buildings and improvements relates to the hotel and landside development project for The Belle, along with $130 million funded to PENN for the relocation of the Joliet casino, and $150 million funded to PENN for the M Resort hotel tower. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5. Real estate loans, net

    As discussed in Note 1, the Company entered into the Rockford Loan during the year ended December 31, 2023 and the entire $150 million commitment was drawn as of December 31, 2025. The Rockford Loan had a 10% interest rate and a maximum outstanding period of up to 6 years (5-year initial term with a 1-year extension). On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6 month extension.

The Company also entered into the Ione Loan for up to $110.0 million, of which $56.6 million and $15.1 million was drawn as of December 31, 2025 and December 31, 2024, respectively .

Finally, the Company entered into the Dry Creek Loan on December 4, 2025, and $45.3 million was drawn as of December 31, 2025. The term loan B was issued at an original issue discount of 3% and bears interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

The following is a summary of the balances of the Company's Real estate loans, net.

	December 31, 2025	December 31, 2024
	(in thousands)	(in thousands)
Real estate loans (1)	$250,515	$165,160
Less: Allowance for credit losses	(2,516)	(4,570)
Real estate loans, net	$247,999	$160,590

(1) Includes an unearned discount of $1.4 million as of December 31, 2025.

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Dry Creek Loan	Total
Balance at December 31, 2023	$(964)	$—	$—	$(964)
Change in allowance	(3,523)	(83)	—	(3,606)
Balance at December 31, 2024	(4,487)	(83)	—	(4,570)
Change in allowance	3,208	(316)	(838)	2,054
Ending balance at December 31, 2025	$(1,279)	$(399)	$(838)	$(2,516)

The amortized cost basis of the Company's real estate loans, financing receivables by year of origination is shown below as of December 31, 2025 (in thousands):

Origination year	Real estate loans	Allowance for credit losses	Amortized cost basis at December 31, 2025	Allowance as a percentage of outstanding real estate loans

2025	$43,911	$(838)	$43,073	(1.91)%
2024	$56,604	$(399)	$56,205	(0.70)%
2023	$150,000	$(1,279)	$148,721	(0.85)%
Total	$250,515	$(2,516)	$247,999	(1.00)%

The real estate loans are subject to CECL, which is described in Note 7. The Company recorded a benefit of $2.1 million and a provision of $3.6 million to the allowance for credit losses for the year ended December 31, 2025 and December 31, 2024, respectively on the Company's real estate loans. Additionally, the Company recorded a provision of $16.3 million and a benefit of $2.1 million for the year ended December 31, 2025 and December 31, 2024, respectively, on unfunded loan commitments. The reserve for the unfunded loan commitment is recorded in other liabilities on the Consolidated Balance Sheets and totaled $16.8 million and $0.5 million at December 31, 2025 and December 31, 2024, respectively. The increase in unfunded loan commitment reserves is the establishment of reserves on the Virginia Live! development project. The Company's borrowers are current on their loan obligations as of December 31, 2025.

6.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

Current year acquisitions

As discussed in Note 1, the Company completed the purchase of the real property assets of Sunland Park for $183.75 million which were added to the Strategic Gaming Lease. The transaction was accounted for as a failed sale leaseback and as such the purchase price, along with incremental transaction costs, was allocated to Investment in leases, financing receivables in the amount of $184.1 million.

Prior year acquisitions

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

7. Investment in leases, net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks as control of the real estate did not transfer to the Company. Additionally, as described in Note 1, the Company reassessed the Tropicana Las Vegas Lease during 2024 which resulted in the lease being classified as a sales type lease. The following is a summary of the balances of the Company's investment in leases, financing receivables and investment in leases, sales type (in thousands).

	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$693,619	$10,090,473	$708,456	$9,806,998
Estimated residual values of lease property (unguaranteed)	278,500	1,444,690	278,500	1,276,674
Total	972,119	11,535,163	986,956	11,083,672
Less: Unearned income	(693,622)	(8,955,526)	(708,454)	(8,716,493)
Less: Allowance for credit losses	(30,076)	(22,133)	(23,681)	(34,065)
Investment in leases - net	$248,421	$2,557,504	$254,821	$2,333,114

The present value of the net investment in the lease payment receivable and unguaranteed residual value at December 31, 2025 was $2,477.1 million and $102.6 million compared to $2,290.0 million and $77.1 million at December 31, 2024 for the Company's Investment in leases, financing receivables. The present value of the net investment in lease payment receivable and unguaranteed residual value at December 31, 2025 was $255.3 million and $23.2 million for the Company's Investment in leases, sales type compared to $256.7 million and $21.8 million at December 31, 2024.

At December 31, 2025, minimum lease payments owed to us for each of the five succeeding years under the Company's financing receivables were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments- Sales Type	Future Minimum Lease Payments for Investment in leases, financing receivables
2026	$14,837	$182,092
2027	14,837	185,336
2028	14,837	188,639
2029	14,837	192,000
2030	14,837	195,423
Thereafter	619,434	9,146,983
Total	$693,619	$10,090,473

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2023	Initial allowance from current period investments	Current period change in credit allowance	Ending Balance at December 31, 2024	Initial allowance from current period investments	Current period change in credit allowance	Balance at December 31, 2025
Maryland Live Lease	$5,661	$—	$3,071	$8,732	$—	$(6,143)	$2,589
PA Live Master Lease	13,636	—	4,835	18,471	—	(6,536)	11,935
Rockford Lease	2,674	—	403	3,077	—	(2,183)	894
Tioga Lease	—	1,579	1,072	2,651	—	922	3,573
Strategic Lease	—	856	278	1,134	1,250	758	3,142
Tropicana LV Lease	—	21,293	2,388	23,681	—	6,395	30,076
Total	$21,971	$23,728	$12,047	$57,746	$1,250	$(6,787)	$52,209

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of December 31, 2025 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at December 31, 2025	Allowance as a percentage of outstanding financing receivable

2025	$184,594	$(1,250)	$183,344	(0.68)%
2024	299,216	$(5,465)	293,751	(1.83)%
2023	104,914	(894)	104,020	(0.85)%
2022	722,488	(11,935)	710,553	(1.65)%
2021	1,268,425	(2,589)	1,265,836	(0.20)%
Total	$2,579,637	$(22,133)	$2,557,504	(0.86)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of December 31, 2025 (in thousands):

Origination year	Investment in leases, sales type lease	Allowance for credit losses	Amortized cost basis at December 31, 2025	Allowance as a percentage of outstanding sales type lease

2024	$278,498	$(30,076)	$248,422	(10.80)%

During the year ended December 31, 2025, the Company recorded a provision for credit losses, net of $8.7 million. As discussed in Note 5, the Company established a $16.3 million provision for loan commitments primarily related to the Virginia Live! development project. This was partially offset by net benefits of $5.5 million on our investment in leases and $2.1 million on real estate loans.

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

The reason for differences in the allowance as a percentage of outstanding financing receivable for leases originated in each calendar year in the table above depends on various factors for the leases such as expected rent coverage ratios and loan to value ratios. Future changes in economic probability factors, economic projections and changes in the estimated value of our real estate property may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use assets - operating leases	$242,053	$244,594
Land rights, net	830,110	847,189
Right-of-use assets and land rights, net	$1,072,163	$1,091,783

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(118,193)	(101,114)
Land rights, net	$830,110	$847,189

As of December 31, 2025, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2026	$17,079
2027	17,079
2028	17,079
2029	17,079
2030	17,079
Thereafter	744,715
Total	$830,110

Operating Lease Liabilities

At December 31, 2025, maturities of the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2026	$17,291
2027	16,786
2028	16,673
2029	16,710
2030	16,723
Thereafter	771,202
Total lease payments	$855,385
Less: interest	(612,904)
Present value of lease liabilities	$242,481
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

The components of lease expense were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)
Operating lease cost	$17,251	$14,651
Variable lease cost	21,078	19,753
Amortization of land right assets	17,079	13,270
Total lease cost	$55,408	$47,674

Amortization expense related to the land right intangibles, as well as variable lease costs and the majority of the Company's operating lease costs are recorded within land rights and ground lease expense in the consolidated statements of income.

Supplemental Disclosures Related to Operating Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

December 31, 2025
Weighted average remaining lease term - operating leases	52.43 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,666	$1,659

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

At December 31, 2025, payments under the Company's financing lease liabilities were as follows (in thousands):

Year ending December 31,
2026	$2,712
2027	2,735
2028	2,758
2029	2,782
2030	2,805
Thereafter	308,234
Total lease payments	$322,026
Less: Interest	(260,807)
Present value of finance lease liability	$61,219

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

Real Estate Loans, net

The Company estimates the fair value of its fixed-rate loan portfolio for disclosure purposes using a discounted cash flow methodology. Fair value is estimated by discounting the loans’ remaining contractual cash flows using current market rates as of the measurement date for loans with similar credit characteristics and remaining terms. As a result, the estimated fair value is primarily driven by movements in market interest rates since origination, along with the remaining maturity and payment structure of the loans. The Company's variable-rate loans reprice to market at regular intervals and therefore the Company believes the carrying amount approximates its fair value. The fair value measurement of the real estate loans is considered a Level 3 measurement as defined in ASC 820.

Long-term Debt

The fair value of the Senior Notes are estimated based on quoted prices in active markets and as such are Level 1 measurements as defined under ASC 820. The fair value of the obligations in our Amended Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$224,314	$224,314	$462,632	$462,632
Investment securities held to maturity	—	—	560,832	561,154
Investment in leases, financing receivables, net	2,557,504	2,150,560	2,333,114	2,087,705
Investment in leases, sales type lease	248,421	268,107	254,821	280,970
Real estate loans, net	247,999	250,689	160,590	164,750
Deferred compensation plan assets	46,154	46,154	38,948	38,948
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loan Credit Facility	931,624	931,624	932,455	932,455
Senior unsecured notes	6,350,000	6,295,709	6,875,000	6,665,565

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024 other than what was described below.
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

10.    Long-term Debt

Long-term debt, net of current maturities and unamortized debt issuance costs is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$331,624	$332,455
Term Loan Credit Facility due September 2027	600,000	600,000
$850 million 5.250% senior unsecured notes due June 2025	—	850,000
$975 million 5.375% senior unsecured notes due April 2026	—	975,000
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$600 million 5.250% senior unsecured notes due February 2033	600,000	—
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	800,000
$700 million 5.750% senior unsecured notes due November 2037	700,000	—
$400 million 6.250% senior unsecured notes due September 2054	400,000	400,000
Other	140	277
Total long-term debt	$7,281,764	$7,807,732
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(78,033)	(71,855)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$7,203,731	$7,735,877

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2025 (in thousands):

2026	$3,464
2027	603,325
2028	824,975
2029	750,000
2030	700,000
Over 5 years	4,400,000
Total minimum payments	$7,281,764

Senior Unsecured Amended Credit Agreement

The Company has an Amended Credit Agreement providing for a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the "Revolver"). GLP Capital is the primary obligor under the Amended Credit Agreement, which is guaranteed by GLPI.

In addition, the Amended Credit Agreement provides GLP Capital with the right to elect to re-allocate up to $1.04 billion in existing revolving commitments under the Amended Credit Agreement to one or more new revolving credit facilities (“Amended Bridge Revolving Facility” and, collectively, the "Amended Bridge Revolving Facilities"). Loans under any Amended Bridge Revolving Facility are subject to 1% amortization per annum. Amounts repaid under any Amended Bridge Revolving Facility cannot be reborrowed and the corresponding commitments are automatically re-allocated to the existing revolving facility.

Amended Bridge Revolving Facilities are intended to be used solely to fund cash distributions to third-party contributors in connection with their contribution of one or more properties to GLP Capital. GLP Capital’s ability to borrow under any Amended Bridge Revolving Facility is subject to certain conditions including pro forma compliance with GLP

Capital’s financial covenants, as well as the receipt by the Agent of a satisfactory conditional guarantee of the loans under the applicable Amended Bridge Revolving Facility by the applicable contributor or its affiliate, subject to the prior enforcement of all remedies against GLP Capital, GLPI and other applicable sources other than such guarantor. Loans under the Amended Bridge Revolving Facility will not be treated pro rata with loans under the existing revolving credit facility.

At December 31, 2025, $331.6 million was outstanding under the Amended Credit Agreement. Additionally, at December 31, 2025, the Company was contingently obligated under letters of credit issued pursuant to the Amended Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,758.0 million of available borrowing capacity under the Amended Credit Agreement as of December 31, 2025.

The interest rates payable on the loans borrowed under the Amended Credit Agreement are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.725% to 1.40% per annum for SOFR loans and 0.0% to 0.4% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Amended Credit Agreement. The current applicable margin is 1.05% for SOFR loans and 0.05% for base rate loans. Notwithstanding the foregoing, in no event shall the base rate be less than 1.00%. In addition, GLP Capital will pay a facility fee on the commitments under the revolving facility, regardless of usage, at a rate that ranges from 0.125% to 0.3% per annum, depending on the credit rating assigned to the Amended Credit Agreement from time to time. The current facility fee rate is 0.25%. The Amended Credit Agreement is not subject to amortization except with respect to the Amended Bridge Revolving Facility. GLP Capital is not required to repay any loans under the Amended Credit Agreement prior to maturity except as set forth above with respect to the Amended Bridge Revolving Facility. GLP Capital may prepay all or any portion of the loans under the Amended Credit Agreement prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders and may reborrow loans that it has repaid. Subject to customary conditions, including pro forma compliance with financial covenants, GLP Capital can obtain additional term loan commitments and incur incremental term loans or revolving commitments, and outstanding bridge revolving loans shall not exceed $3.5 billion outstanding under the Amended Credit Agreement. There is currently no commitment in respect of such incremental loans and commitments. The weighted average interest rate under the Amended Credit Agreement at December 31, 2025 was 5.02%.

Certain Covenants and Events of Default

The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations or pay certain dividends and make other restricted payments. The Amended Credit Agreement includes the following financial covenants, which are measured quarterly on a trailing four-quarter basis: a maximum total debt to total asset value ratio, a maximum senior secured debt to total asset value ratio, a maximum ratio of certain recourse debt to unencumbered asset value and a minimum fixed charge coverage ratio. GLPI is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status, subject to the absence of payment or bankruptcy defaults. GLPI is also permitted to make other dividends and distributions subject to pro forma compliance with the financial covenants and the absence of defaults. The Amended Credit Agreement also contains certain customary affirmative covenants and events of default, including the occurrence of a change of control and termination of the Amended PENN Master Lease (subject to certain replacement rights). The occurrence and continuance of an event of default under the Amended Credit Agreement will enable the lenders under the Amended Credit Agreement to accelerate the loans and terminate the commitments thereunder. At December 31, 2025, the Company was in compliance with all required financial covenants under the Amended Credit Agreement.

Term Loan Credit Agreement

On September 2, 2022, GLP Capital entered into the Term Loan Credit Agreement with the Term Loan Agent, and the other agents and lenders party thereto from time to time, providing for a $600 million delayed draw credit facility with a maturity date of September 2, 2027 (the “Term Loan Credit Facility”). The Term Loan Credit Facility is guaranteed by GLPI. The Company drew down the entire $600 million Term Loan Credit Facility on January 3, 2023 in connection with the acquisition of the real property assets of Bally's Biloxi and Bally's Tiverton.

Interest Rate and Fees

The interest rates per annum applicable to loans under the Term Loan Credit Facility are, at GLP Capital's option, equal to either a SOFR based rate or a base rate plus an applicable margin, which ranges from 0.85% to 1.7% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the Term Loan Credit Facility. The current applicable margin is 1.30% for SOFR loans and 0.30% for base rate loans. In addition, GLP Capital will pay a commitment fee on the unused commitments under the Term Loan Credit Facility at a rate that ranges from

0.125% to 0.3% per annum, depending on the credit ratings assigned to the Credit Agreement from time to time. The current commitment fee rate is 0.25%. The weighted average interest rate under the Term Loan Credit Facility at December 31, 2025 was 5.02%.

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

Certain Covenants and Events of Default

The Term Loan Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of GLPI and its subsidiaries, including GLP Capital, to grant liens on their assets, incur indebtedness, sell assets, engage in acquisitions, mergers or consolidations, or pay certain dividends and make other restricted payments. The financial covenants include the following, which are measured quarterly on a trailing four-quarter basis: (i) maximum total debt to total asset value ratio, (ii) maximum senior secured debt to total asset value ratio, (iii) maximum ratio of certain recourse debt to unencumbered asset value, and (iv) minimum fixed charge coverage ratio. GLPI is required to maintain its status as a REIT and is permitted to pay dividends to its shareholders as may be required in order to maintain REIT status. GLPI is also permitted to make other dividends and distributions, subject to pro forma compliance with the financial covenants and the absence of defaults. The Term Loan Credit Facility also contains certain customary affirmative covenants and events of default. The occurrence and continuance of an event of default, which includes, among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants, will enable the lenders to accelerate the loans and terminate the commitments thereunder. At December 31, 2025, the Company was in compliance with all required financial covenants under the Term Loan Credit Facility.

Senior Unsecured Notes

    At December 31, 2025, the Company had $6,350.0 million of outstanding Senior Notes. During the year ended December 31, 2025, the Company redeemed its $850 million, 5.250% senior unsecured notes due June 2025, and its $975 million, 5.375% senior unsecured notes due April 2026.

In August 2025, the Company issued $600 million aggregate principal amount of the February 2033 Notes at a price of 99.642% of the principal amount, and issued $700 million aggregate principal amount of the November 2037 Notes at a price of 99.187% of the principal amount. In connection with the issuances, the Company terminated certain forward starting interest rate swap agreements and will recognize a benefit of approximately $1 million, amortized over ten years as a reduction of interest expense, with respect to the November 2037 Notes. The Company used the net proceeds from the offering to redeem in full its outstanding $975 million aggregate principal amount of 5.375% Senior Notes due April 2026 (the “April 2026 Notes”), including payment of the related make-whole premium. The Company intends to use the remaining net proceeds for general corporate purposes, which may include working capital, repayment of indebtedness, capital expenditures, and development or expansion projects at existing or new properties. The redemption of the April 2026 Notes resulted in the recognition of a debt extinguishment charge of $3.8 million, which consisted of the make-whole premium and the write-off of unamortized debt issuance costs and discounts.

In August 2024, the Company issued $800 million of 5.625% Senior Notes that will mature on September 15, 2034 at an issue price equal to 99.094% of the principal amount and $400 million of 6.250% Senior Notes that will mature on September 15, 2054 at an issue price equal to 99.183% of the principal amount.

During the year ended December 31, 2024, the Company redeemed its $400 million, 3.350% senior unsecured notes due September 2024.

The Company may redeem the Senior Notes of any series at any time, and from time to time, at a redemption price of 100% of the principal amount of the Senior Notes redeemed, plus a "make-whole" redemption premium described in the indenture governing the Senior Notes, together with accrued and unpaid interest to, but not including, the redemption date, except that if Senior Notes of a series are redeemed after their respective par call date (90-180 days prior to their maturity), the redemption price will be 100% of the principal amount of the Senior Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date. If GLPI experiences a change of control accompanied by a decline in the credit rating of the Senior Notes of a particular series, the Company will be required to give holders of the Senior Notes of such series the opportunity to sell their Senior Notes of such series at a price equal to 101% of the principal amount of the Senior Notes of such series, together with accrued and unpaid interest to, but not including, the repurchase date. The Senior Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations.
The Senior Notes were issued by the Issuers, two consolidated subsidiaries of GLPI, and are guaranteed on a senior unsecured basis by GLPI. The guarantees of GLPI are full and unconditional. The Senior Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with all of the Issuers' senior indebtedness, including the Amended Credit Agreement, and senior in right of payment to all of the Issuers' subordinated indebtedness, without giving effect to collateral arrangements.
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

At December 31, 2025, the Company was in compliance with all required financial covenants under its Senior Notes.

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

Funding commitments

As of December 31, 2025, the Company has entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Consolidated Financial Statements for further details.

Description	Estimated Commitment amount	Amount funded at December 31, 2025
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs (2)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$201.6 million
Construction costs for a landside development project at Casino Queen Marquette	$16.5 million	$9.6 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$56.6 million
Call right to acquire Bally's Lincoln	$700 million	None
Funding commitment for the future site and construction for Live! Virginia Casino & Hotel	$467 million	None
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

(1)    PENN anticipates completing the relocation of its riverboat casino in Aurora to a land based facility in the first half of 2026. The Company anticipates funding $225 million at a 7.75% capitalization rate.

(2)    The Company has agreed to fund, if requested by PENN in their sole discretion, on or before March 31, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million at a 7.10% capitalization rate.
Employee Benefit Plans
The Company maintains a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary and/or their annual bonus in a retirement fund to be administered by the Company. On January 1, 2023, the Company amended its defined contribution plan to be a Non-elective Safe Harbor Plan as defined by the Internal Revenue Code. The Company makes safe harbor non-elective contributions equal to 3% of each participant's compensation and such contributions are fully vested and non-forfeitable at all times. The matching contributions for the defined contribution plan were $0.1 million for the years ended December 31, 2025, 2024 and 2023.
The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for each of the years ended December 31, 2025, 2024 and 2023 were $0.6 million, $0.6 million, and $0.5 million, respectively. The Company's deferred compensation liability, which was included in other liabilities within the Consolidated Balance Sheets, was $46.2 million and $39.0 million at December 31, 2025 and 2024, respectively. Assets held in the Trust were $46.2 million  and $38.9 million  at December 31, 2025 and 2024, respectively, and are included in other assets within the Consolidated Balance Sheets.

12. Revenue Recognition

Revenues from Real Estate

As of December 31, 2025, 14 of the Company’s real estate investment properties were leased to a subsidiary of PENN under the Amended PENN Master Lease, 7 of the Company's real estate investment properties were leased to a subsidiary under the PENN 2023 Master Lease, an additional 12 of the Company's real estate investment properties were leased to a subsidiary of PENN under the Amended Pinnacle Master Lease, 5 of the Company's real estate investment properties were leased to a subsidiary of Caesars under the Amended and Restated Caesars Master Lease, 3 of the Company's real estate investment properties were leased to a subsidiary of Boyd under the Boyd Master Lease, 8 of the Company's real estate investment properties were leased to a subsidiary of Bally's under the Bally's Master Lease, 4 of the Company's real estate investment properties were leased to a subsidiary of Bally's under Bally's Master Lease II, 2 of the Company's real estate investment properties were leased to a subsidiary of Cordish under the Pennsylvania Live! Master Lease, 2 of the Company's real estate properties were leased to a subsidiary of Bally's under the Casino Queen Master Lease and 4 of the Company's real estate investment properties were leased to subsidiaries of Strategic under the Strategic Gaming Leases. Additionally, the land under PENN's Hollywood Casino Morgantown is subject to the Morgantown Lease. Finally, the Company has single property triple net leases with Caesars under the Horseshoe St. Louis Lease, Boyd under the Belterra Park Lease, Bally's under the Tropicana Lease and Cordish under the Maryland Live! Lease, American Racing under the Tioga Downs Lease, 815 Entertainment under the Rockford Lease and a facility under development for Bally's in Chicago, Illinois.

Lease terms

Under ASC 842, the Company is required at lease inception (and if applicable at a lease reassessment date) to determine the term of the lease. This requires concluding whether it is reasonably assured that our tenants will exercise their renewal options contained within the lease. The initial lease term is a key judgment that is utilized in the lease classification test to determine whether the lease is an operating lease, sales type lease or direct financing lease. The Company currently has not included tenant renewal options in its determination of the initial lease term. The Company assesses whether to include tenant renewal options in its calculation of the lease term based on several factors, including but not limited to, whether its tenants' leases represent substantially all of the tenants' earnings and revenues, the ability of its tenants to sell their leased operations for fair value and whether the initial term of its leases is for a significant period of time. Since the formation of the Company on November 1, 2013, the Company has amended or reassessed many of its current leases. All of these reassessments were the result of significant lease amendments and were completed during the initial lease terms and prior to any renewal options. Additionally, Pinnacle sold its operations to PENN for fair value whose underlying real estate for the casino operations were leased from the Company.

Details of the Company's rental income for the year ended December 31, 2025 was as follows (in thousands):

Year Ended December 31, 2025
Building base rent	$1,218,460
Land base rent	198,228
Percentage rent and other rental revenue	72,624
Interest income on real estate loans	16,034
Total cash income	$1,505,346
Straight-line rent adjustments	22,468
Ground rent in revenue	38,582
Accretion on leases	28,356
Total income from real estate	$1,594,752

As of December 31, 2025, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2026	$1,291,303	$48,457	$15,619	$1,355,379
2027	1,281,799	47,132	15,154	1,344,085
2028	1,284,186	40,002	15,036	1,339,224
2029	1,266,486	33,986	15,036	1,315,508
2030	1,272,602	27,870	15,043	1,315,515
Thereafter	3,835,923	(23,478)	58,509	3,870,954
Total	$10,232,299	$173,969	$134,397	$10,540,665
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
The Company may periodically loan funds to casino owner-operators for the purchase or development of real estate. Interest income related to real estate loans is recorded as revenue from real estate within the Company's Consolidated Statements of Income in the period earned. See Note 5 for further details.
13.    Stock-Based Compensation
As of December 31, 2025, the Company had 4,988,607 shares available for future issuance under the 2013 Plan. The 2013 Plan provides for the Company to issue restricted stock awards, including performance-based restricted stock awards and other equity or cash based awards to employees. Any director, employee or consultant shall be eligible to receive such awards. The Company issues new authorized common shares to satisfy stock option exercises and restricted stock award releases.
As of December 31, 2025, there was $3.2 million of total unrecognized compensation cost for restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.88 years. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $6.2 million, $8.7 million and $8.5 million, respectively, of compensation expense associated with these awards. The total fair value of awards released during the years ended December 31, 2025, 2024 and 2023, was $12.5 million, $12.3 million and $11.3 million, respectively.

The following table contains information on restricted stock award activity for the years ended December 31, 2025 and 2024:

	Number of Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	269,929	$49.49
Granted	263,328	$33.16
Released	(247,814)	$31.44
Canceled	(600)	$50.15
Outstanding at December 31, 2024	284,843	$50.10
Granted	211,307	$27.18
Released	(263,916)	$32.49
Canceled	(15,000)	$50.26
Outstanding at December 31, 2025	217,234	$49.19

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of December 31, 2025, there was $9.2 million of total unrecognized compensation cost for performance-based restricted stock awards, which will be recognized over the awards' remaining weighted average vesting period of 1.51 years.  For the years ended December 31, 2025, 2024 and 2023, the Company recognized $9.5 million, $15.6 million and $14.4 million, respectively, of compensation expense associated with these awards. The total fair value of performance-based stock awards released during the years ended December 31, 2025, 2024, and 2023 was $23.3 million, $23.6 million, and $21.7 million respectively.

The following table contains information on performance-based restricted stock award activity for the years ended December 31, 2025 and 2024:

	Number of Performance-Based Award Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	1,492,000	$29.36
Granted	523,000	$28.73
Released	(478,000)	$24.89
Outstanding at December 31, 2024	1,537,000	$30.53
Granted	245,000	$27.54
Released	(488,500)	$30.60
Canceled	(131,500)	$30.49
Outstanding at December 31, 2025	1,162,000	$29.88

As of December 31, 2025, there was $0.5 million of total unrecognized compensation cost for time based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.01 years. For the years ended December 31, 2025, the Company recognized an expense of $2.9 million of compensation associated with these awards within general and administrative expenses on the consolidated statements of income and noncontrolling interests on the Company's consolidated balance sheet.

The following table contains information on time based LTIP award activity for the years ended December 31, 2025:

	Number of Time Based LTIP Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	85,000	$48.16
Released	—	$—
Canceled	(15,000)	$48.16
Outstanding at December 31, 2025	70,000	$48.16

Performance-based LTIP awards have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers. More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of December 31, 2025, there was $5.1 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.01 years. For the years ended December 31, 2025, the Company recognized $2.5 million of compensation expense associated with these awards within general and administrative expenses on the consolidated statements of income and noncontrolling interests on the Company's consolidated balance sheet.

The following table contains information on performance-based LTIP award activity for the years ended December 31, 2025:

	Number of Performance- Based LTIP Awards	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	340,000	$27.06
Released	—	$—
Canceled	(60,000)	$27.06
Outstanding at December 31, 2025	280,000	$27.06

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
The provision for income taxes charged to operations for years ended December 31, 2025, 2024 and 2023 was as follows:

Year ended December 31,	2025	2024	2023
	(in thousands)
Current tax expense
Federal	$—	$—	$—
State	2,229	2,129	1,997
Total current	2,229	2,129	1,997
Deferred tax (benefit) expense
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision	$2,229	$2,129	$1,997

The following tables reconcile the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2025, 2024 and 2023:

Year ended December 31,	2025	2024	2023
Percent of pretax income
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	0.3%	0.3%	0.3%
Valuation allowance	—%	—%	—%
REIT conversion benefit	(21.0)%	(21.0)%	(21.0)%
Permanent differences	—%	—%	—%
Other miscellaneous items	—%	—%	—%
	0.3%	0.3%	0.3%

Year ended December 31,	2025	2024	2023
	(in thousands)
Amount based upon pretax income
U.S. federal statutory income tax	$179,041	$170,053	$159,047
State and local income taxes	2,229	2,129	1,997
Valuation allowance	—	—	—
REIT conversion benefit	(179,041)	(170,053)	(159,047)
Permanent differences	—	—	—
Other miscellaneous items	—	—	—
	$2,229	$2,129	$1,997

The Company is still subject to federal income tax examinations for its years ended December 31, 2022 and forward.

15. Earnings Per Share

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	279,605	272,802	264,053
Assumed conversion of restricted stock awards (1)	127	160	156
Assumed conversion of performance-based restricted stock awards	203	540	784
Dilution attributable to equity forward contract	108	32	—
Diluted weighted-average common shares outstanding	280,043	273,534	264,993

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$825,111	$784,620	$734,283
Less: Net income allocated to participating securities	(741)	(459)	(434)
Net income for earnings per share purposes	$824,370	$784,161	$733,849
Weighted-average common shares outstanding	279,605	272,802	264,053
Basic EPS	$2.95	$2.87	$2.78

Calculation of diluted EPS:
Net income attributable to common shareholders	$825,111	$784,620	$734,283
Diluted weighted-average common shares outstanding (1)	279,916	273,534	264,993
Diluted EPS	$2.95	$2.87	$2.77

Antidilutive securities excluded from the computation of diluted earnings per share	24	25	103

(1) During the year ended December 31, 2025, these awards which are participating securities were accounted for under the two class method and excluded from diluted shares as they are a separate class.

16.      Equity

Common Stock

On May 2, 2025, the Company entered into its $1.25 billion 2025 ATM Program. The issuance of securities through the 2025 ATM Program will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2025 ATM Program. The 2025 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2025 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.25 billion. The Company expects, that if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser.

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

During the year ended December 31, 2025, the Company sold 7,589,487 shares of common stock under forward sale agreements, that will raise gross proceeds of $363.3 million subject to certain contractual adjustments. No amounts are recorded on the Company's balance sheet until the forward is settled (which contractually mature in the third quarter of 2026 but may be settled prior to this time period at the Company's election). Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contracts). Reflecting the impact of these forward sale agreements, the Company has $886.7 million remaining for issuance under the 2025 ATM Program.

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

Noncontrolling Interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As of December 31, 2025, the Company holds a 97.1% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Consolidated Balance Sheets. The Company paid $25.8 million, $24.6 million and $24.1 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the year ended December 31, 2025, December 31, 2024 and December 31, 2023 respectively.

The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

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

Dividends

The following table lists the regular dividends declared and paid by the Company during the years ended December 31, 2025, 2024 and 2023:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873
May 15, 2025	June 13, 2025	Common Stock	$0.78	Second Quarter 2025	June 27, 2025	$220,743
August 28, 2025	September 12, 2025	Common Stock	$0.78	Third Quarter 2025	September 26, 2025	$220,747
November 24, 2025	December 5, 2025	Common Stock	$0.78	Fourth Quarter 2025	December 19, 2025	$220,769
2024
February 26, 2024	March 15, 2024	Common Stock	$0.76	First Quarter 2024	March 29, 2024	$206,340
May 20, 2024	June 7, 2024	Common Stock	$0.76	Second Quarter 2024	June 21, 2024	$206,340
August 28, 2024	September 13, 2024	Common Stock	$0.76	Third Quarter 2024	September 27, 2024	$208,538
November 25, 2024	December 6, 2024	Common Stock	$0.76	Fourth Quarter 2024	December 20, 2024	$208,559
2023
February 22, 2023	March 10, 2023	Common Stock	$0.72	First Quarter 2023	March 24, 2023	$188,896
February 22, 2023	March 10, 2023	Common Stock	$0.25	First Quarter 2023	March 24, 2023 (1)	$65,588
June 1, 2023	June 16, 2023	Common Stock	$0.72	Second Quarter 2023	June 30, 2023	$189,095
August 30, 2023	September 15, 2023	Common Stock	$0.73	Third Quarter 2023	September 29, 2023	$192,085
November 22, 2023	December 8, 2023	Common Stock	$0.73	Fourth Quarter 2023	December 22, 2023	$197,394

(1) On February 22, 2023, the Company declared a first quarter dividend of $0.72 per share in addition to a special earnings and profit dividend related to the sale of the Tropicana Las Vegas building of $0.25 per share on the Company's common stock.

In addition, for the years ended December 31, 2025, 2024 and 2023, dividend payments were made to GLPI restricted stock award holders in the amount of, $0.7 million, $0.9 million and $0.9 million, respectively.

A summary of the Company's taxable common stock distributions for the years ended December 31, 2025, 2024 and 2023 is as follows (unaudited):

	Year Ended December 31,
	2025	2024	2023
	(in dollars per share)
Qualified dividends	$—	$—	$—
Non-qualified dividends	3.0010	2.9584	3.0215
Capital gains	0.0018	0.0178	0.0004
Non-taxable return of capital	0.0972	0.0638	0.1281
Total distributions per common share	$3.10	$3.04	$3.15

Percentage classified as qualified dividends	—%	—%	—%
Percentage classified as non-qualified dividends	96.81%	97.32%	95.92%
Percentage classified as capital gains	0.06%	0.58%	0.01%
Percentage classified as non-taxable return of capital	3.13%	2.10%	4.07%
	100.00%	100.00%	100.00%

17.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

Year ended December 31,	2025	2024	2023
	(in thousands)
Cash paid for income taxes, net of refunds received	$2,228	$3,525	$1,845
Cash paid for interest	357,025	330,063	309,924

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

On May 16, 2024, the Company recorded a non-cash increase to Investment in leases, financing receivables and Financing lease liabilities of $6.1 million associated with the acquisition of certain real estate assets of Strategic. See Note 6 for further details.

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

19.     Subsequent Events

On January 15, 2026, the Company acquired the land for the future site Virginia Live! for $27 million which has a capitalization rate of 8.0%.

On February 11, 2026, the Company exercised its call right for Bally's Lincoln and acquired the real estate assets for a purchase price of $700 million and additional rent of $56.0 million.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

			Initial Cost to Company		Net Capitalized Costs (Retirements) Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
										Original Date of Construction / Renovation
Description	Location	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total (1)	Accumulated Depreciation		Date Acquired
Rental Properties:
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	$—	$15,251	$342,393	$(30)	$15,221	$342,393	$357,614	$224,587	1997/2009	11/1/2013	31
Hollywood Casino Aurora	Aurora, IL	—	4,937	98,378	8,385	13,656	98,044	111,700	101,562	1993/2002/ 2012	11/1/2013	6
Hollywood Casino Joliet	Joliet, IL	—	12,630	130,000	—	12,630	130,000	142,630	1,747	2025	8/11/2025	31
Argosy Casino Alton	Alton, IL	—	—	6,462	—	—	6,462	6,462	5,451	1991/1999	11/1/2013	31
Hollywood Casino Toledo	Toledo, OH	—	12,003	144,093	(201)	11,802	144,093	155,895	71,723	2012	11/1/2013	31
Hollywood Casino Columbus	Columbus, OH	—	38,240	188,543	105	38,266	188,622	226,888	97,138	2012	11/1/2013	31
Hollywood Casino at Charles Town Races	Charles Town, WV	—	35,102	233,069	—	35,102	233,069	268,171	184,668	1997/2010	11/1/2013	31
Hollywood Casino at Penn National Race Course	Grantville, PA	—	25,500	161,810	—	25,500	161,810	187,310	117,455	2008/2010	11/1/2013	31
M Resort	Henderson, NV	—	66,104	126,689	149,564	65,668	276,689	342,357	68,611	2009/2012	11/1/2013	30
Hollywood Casino Bangor	Bangor, ME	—	12,883	84,257	—	12,883	84,257	97,140	52,589	2008/2012	11/1/2013	31
Zia Park Casino	Hobbs, NM	—	9,313	38,947	—	9,313	38,947	48,260	30,236	2005	11/1/2013	31
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	59,388	87,352	(229)	59,176	87,335	146,511	69,124	1992/2006/ 2011	11/1/2013	40
Argosy Casino Riverside	Riverside, MO	—	23,468	143,301	(77)	23,391	143,301	166,692	94,583	1994/2007	11/1/2013	37
Hollywood Casino Tunica	Tunica, MS	—	4,634	42,031	—	4,634	42,031	46,665	35,706	1994/2012	11/1/2013	31
Boomtown Biloxi	Biloxi, MS	—	3,423	63,083	(137)	3,286	63,083	66,369	57,764	1994/2006	11/1/2013	15
Hollywood Casino St. Louis	Maryland Heights, MO	—	44,198	177,063	(3,239)	40,959	177,063	218,022	157,114	1997/2013	11/1/2013	13
Hollywood Casino at Dayton Raceway	Dayton, OH	—	3,211	—	86,288	3,211	86,288	89,499	31,649	2014	11/1/2013	31
Hollywood Casino at Mahoning Valley Race Track	Youngstown, OH	—	5,683	—	94,314	5,833	94,164	99,997	34,351	2014	11/1/2013	31
Resorts Casino Tunica	Tunica, MS	—	—	12,860	(12,860)	—	—	—	—	1994/1996/ 2005/2014	5/1/2017	N/A
1st Jackpot Casino	Tunica, MS	—	161	10,100	—	161	10,100	10,261	3,226	1995	5/1/2017	31
Ameristar Black Hawk	Black Hawk, CO	—	243,092	334,024	25	243,117	334,024	577,141	81,232	2000	4/28/2016	31
Ameristar East Chicago	East Chicago, IN	—	4,198	123,430	—	4,198	123,430	127,628	32,799	1997	4/28/2016	31
Belterra Casino Resort	Florence, IN	—	63,420	172,876	—	63,420	172,876	236,296	46,452	2000	4/28/2016	31
Ameristar Council Bluffs	Council Bluffs, IA	—	84,009	109,027	—	84,009	109,027	193,036	32,871	1996	4/28/2016	31
L'Auberge Baton Rouge	Baton Rouge, LA	—	205,274	178,426	—	205,274	178,426	383,700	46,214	2012	4/28/2016	31
Boomtown Bossier City	Bossier City, LA	—	79,022	107,067	—	79,022	107,067	186,089	26,845	2002	4/28/2016	31
L'Auberge Lake Charles	Lake Charles, LA	—	14,831	310,877	(92)	14,739	310,877	325,616	83,626	2005	4/28/2016	31
Boomtown New Orleans	Boomtown, LA	—	46,019	58,258	—	46,019	58,258	104,277	16,099	1994	4/28/2016	31
Ameristar Vicksburg	Vicksburg, MS	—	128,068	96,106	—	128,068	96,106	224,174	33,590	1994	4/28/2016	31
River City Casino & Hotel	St Louis, MO	—	8,117	221,038	—	8,117	221,038	229,155	59,204	2010	4/28/2016	31

Ameristar Kansas City	Kansas City, MO	—	239,111	271,598	—	239,111	271,598	510,709	81,073	1997	4/28/2016	31
Ameristar St. Charles	St. Charles, MO	—	375,596	437,908	—	375,596	437,908	813,504	108,695	1994	4/28/2016	31
Jackpot Properties	Jackpot, NV	—	48,784	61,550	—	48,784	61,550	110,334	18,837	1954	4/28/2016	31
Plainridge Park Casino	Plainridge, MA	—	127,068	123,850	—	127,068	123,850	250,918	28,799	2015	10/15/2018	31
Belterra Park Gaming and Entertainment Center	Cincinnati, OH	—	11,689	45,995	—	11,689	45,995	57,684	12,613	2013	5/6/2020	31
The Meadows Racetrack and Casino	Washington, PA	—	181,532	141,370	(2,864)	179,598	140,440	320,038	49,711	2006	9/9/2016	31
DraftKings at Casino Queen	East St. Louis, IL	—	70,716	70,014	8,700	70,716	78,714	149,430	31,350	1999	1/23/2014	31
Tropicana Atlantic City	Atlantic City, NJ	—	166,974	392,923	(1,067)	165,907	392,923	558,830	91,436	1981	10/1/2018	31
Tropicana Evansville	Evansville, IN	—	47,439	146,930	(194,369)	—	—	—	—	1995	10/1/2018	N/A
Bally's Evansville	Evansville, IN	—	120,473	153,130	—	120,473	153,130	273,603	23,014	1995	6/3/2021	31
Tropicana Laughlin	Laughlin, NV	—	20,671	80,530	(132)	20,539	80,530	101,069	20,981	1988	10/1/2018	27
Trop Casino Greenville	Greenville, MS	—	—	21,680	—	—	21,680	21,680	5,041	2012	10/1/2018	31
Bally's Baton Rouge (formerly Belle of Baton Rouge)	Baton Rouge, LA	—	11,873	52,400	114,406	13,072	165,607	178,679	13,064	1994	10/1/2018	31
Isle Casino Waterloo	Waterloo, IA	—	64,263	77,958	(411)	63,852	77,958	141,810	12,679	2005	12/18/2020	31
Isle Casino Bettendorf	Bettendorf, IA	—	29,636	85,150	(189)	29,447	85,150	114,597	13,848	2015	12/18/2020	31
Horseshoe St. Louis	St Louis, MO	—	26,930	219,070	—	26,930	219,070	246,000	39,028	2005	10/1/2020	31
Hollywood Casino Morgantown	Morgantown, PA	—	30,253	—	—	30,253	—	30,253	—	2020	10/1/2020	N/A
Hollywood Casino Perryville	Perryville, MD	—	23,266	31,079	—	23,266	31,079	54,345	22,194	2010	07/1/2021	31
Bally's Dover Casino Resort	Dover, DE	—	99,106	48,300	—	99,106	48,300	147,406	23,241	1995	06/3/2021	31
The Queen Baton Rouge (formerly Casino Queen Baton Rouge)	Baton Rouge, LA	—	7,320	40,812	72,697	7,320	113,509	120,829	35,064	1994	12/17/2021	31
Bally's Black Hawk	Black Hawk, CO	—	17,537	13,730	—	17,537	13,730	31,267	1,959	1991	04/01/2022	27
Bally's Quad Cities Casino & Hotel	Rock Island, IL	—	36,848	82,010	—	36,848	82,010	118,858	12,180	2007	04/01/2022	31
Hard Rock Hotel & Casino	Biloxi, MS	—	204,533	195,950	—	204,533	195,950	400,483	19,944	2005	01/03/2023	31
Bally's Tiverton Hotel & Casino	Tiverton, RI	—	116,622	110,150	—	116,622	110,150	226,772	12,573	2017	01/03/2023	31
Casino Queen Marquette	Marquette, IA	—	32,032	690	9,728	41,760	690	42,450	438	2000	09/06/2023	6
Bally's Chicago	Chicago, IL	—	250,745	—	221,102	267,261	204,586	471,847	—	2024	9/11/2024	N/A
Bally's Kansas City	Kansas City, MO	—	940	96,400	—	940	96,400	97,340	3,360	1996	12/16/2024	31
Bally's Shreveport	Shreveport, LA	—	190	76,770	—	190	76,770	76,960	3,638	1999	12/16/2024	31
Subtotal		—	3,614,326	6,879,507	549,417	3,595,093	7,448,157	11,043,250	2,582,976
Headquarters Property:
GLPI Corporate Office	Wyomissing, PA	—	750	8,465	270	750	8,735	9,485	2,826	2014/2015	9/19/2014	31
Other Properties
Other owned land/buildings (2)	various	—	25,992	101,104	(6,798)	19,194	101,104	120,298	112,970
		$—	$3,641,068	$6,989,076	$542,889	$3,615,037	$7,557,996	$11,173,033	$2,698,772

(1)    The aggregate cost for federal income tax purposes of the properties listed above was $9.9 billion at December 31, 2025. This amount does not include the real estate part of Investment in Financing Lease, net or Investment in Sales-type leases, net.

(2)    This amount includes the land value associated with the previous Joliet facility since it is no longer part of the Penn Fixed Lease and is being evaluated for other potential uses due to the opening of the new landside casino which opened on August 11, 2025.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Real Estate:	(in thousands)
Balance at the beginning of the period	$10,585,461	$10,347,315	$9,626,018
Acquisitions	285,000	426,562	678,130
Construction in progress	191,289	39,542	—
Capital expenditures	113,173	—	43,167
Dispositions (1)	(1,890)	(227,958)	—
Balance at the end of the period	$11,173,033	$10,585,461	$10,347,315
Accumulated Depreciation:
Balance at the beginning of the period	$(2,436,742)	$(2,178,523)	$(1,918,083)
Depreciation expense	(263,920)	(258,219)	(260,440)
Additions	—	—	—
Dispositions	1,890	—	—
Balance at the end of the period	$(2,698,772)	$(2,436,742)	$(2,178,523)

(1) The 2024 amount primarily represents the reclassification of the Tropicana Las Vegas Lease to a sales type lease from an operating lease due to a lease         reclassification event due to a change in terms.

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Rockford Loan	8%	6/30/2026	Interest paid monthly	—	$150,000	$148,721	—
Ione Loan	11%	9/19/2029	Interest paid monthly	—	56,604	56,205	—
Dry Creek Loan	(1)	11/24/2031	Interest paid monthly	—	$45,250	$43,073	—
					$251,854	$247,999	—

(1) Interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%.

(2) The aggregate cost for federal income tax purposes of the mortgage loan listed above was approximately $251 million at December 31, 2025. The difference between the face amount of the loans and the carrying amount of the loans are the allowance for credit losses and a loan discount on the Dry Creek loan that have been recorded in accordance with the Company's accounting policies as described in Note 2.

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)
Mortgage Loans:
Balance at the beginning of the period	$160,590	$39,036
Additions during the period:
New mortgage loans, net of loan origination discount	85,336	125,160
Amortization of loan discount	19	—
Deductions during the period:
Collections of principal	—	—
Change in allowance for credit losses	2,054	(3,606)
Balance at the end of the period	$247,999	$160,590

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025 the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company's independent registered accounting firm, issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, which is included on the following page of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Gaming and Leisure Properties, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gaming and Leisure Properties, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control -- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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
February 19, 2026

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for in this item is hereby incorporated by reference to the 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information called for in this item is hereby incorporated by reference to the 2026 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for in this item is hereby incorporated by reference to the 2026 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for in this item is hereby incorporated by reference to the 2026 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
    2. Financial Statement Schedules:
    Schedule III. Real Estate and Accumulated Depreciation as of December 31, 2025
Schedule IV. Mortgage Loans on Real Estate as of December 31, 2025
    3. Exhibits, Including Those Incorporated by Reference.
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

4.17
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

4.18	Form of 2026 Note (Incorporated by reference to Exhibit 4.4 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on April 28, 2016).

4.19	Form of 2025 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.20	Form of 2028 Note (Incorporated by reference to Exhibit 4.7 and included in Exhibit 4.5 to the Company's current report on Form 8-K, filed on May 22, 2018).

4.21	Form of 2029 Note (Incorporated by reference to Exhibit 4.8 and included in Exhibit 4.4 to the Company's current report on Form 8-K, filed on September 26, 2018).

4.22	Form of 2024 Note. (Incorporated by reference to Exhibit 4.9 and included in Exhibit 4.3 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.23	Form of 2030 Note (Incorporated by reference to Exhibit 4.10 and included in Exhibit 4.4 of the Company's current report on Form 8-K, filed on September 5, 2019).

4.24	Form of 2031 Note (Incorporated by reference to Exhibit 4.11 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 18, 2020).

4.25	Form of 2032 Note (Incorporated by reference to Exhibit 4.12 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on December 17, 2021).

4.26	Form of 2033 Note (Incorporated by reference to Exhibit 4.13 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on November 28, 2023).

4.27	Form of 2034 Note (Incorporated by reference to Exhibit 4.5 and included in Exhibit 4.3 to the Company's current report on Form 8-K filed on August 12, 2024)

4.28	Form of 2054 Note (Incorporated by reference to Exhibit 4.6 and included in Exhibit 4.4 to the Company's current report on Form 8-K filed on August 12, 2024)

4.29	Form of 2033 Note (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on August 27, 2025).

4.30	Form of 2037 Note (Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on August 27, 2025).

4.31*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.23 #
Gaming and Leisure Properties, Inc. Amended and Restated 2013 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, filed on July 24, 2025).

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

10.28 #
Form of Performance Restricted Stock Award MSCI under the Gaming and Leisure Properties, Inc. 2013 Long-Term Incentive Compensation Plan for Awards issued after January 1, 2020. (Incorporated by reference to Exhibit 10.34 to the Company's annual report on Form 10-K filed on February 24, 2022).

10.29 #
Form of Performance Restricted Stock Award MSCI under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards Issued after January 1, 2021. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K filed on February 24, 2022).

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

10.34 #
Form of Performance Restricted Stock Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2024. (Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-K filed on February 20, 2025).

10.35 #
Form of Performance Restricted Stock Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025. (Incorporated by reference to Exhibit 10.37 to the Company's annual report on Form 10-K filed on February 20, 2025).

10.36 #*	Form of Performance Restricted Stock Award NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2026.

10.37 #
Form on Time Based LTIP Unit Award Agreement under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K filed on February 20, 2025).

10.38 #
Form of Performance LTIP Unit Award Agreement - MSCI Index under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025. (Incorporated by reference to Exhibit 10.34 to the Company's annual report on Form 10-K filed on February 20, 2025).

10.39 #*
Form of Performance LTIP Unit Award Agreement - MSCI Index under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2026.

10.40 #
Form of Performance LTIP Unit Award Agreement NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2025. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K filed on February 20, 2025).

10.41 #*	Form of Performance LTIP Unit Award Agreement NNN under the Gaming and Leisure Properties, Inc. Second Amended and Restated 2013 Long-Term Incentive Compensation Plan for Awards issued in 2026.

10.42 #	Gaming and Leisure Properties, Inc. Executive Change in Control and Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on February 4, 2019).

10.43
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

10.45
Amended and Restated Agreement of Limited Partnership of GLP Capital, L.P., dated as of December 29, 2021 (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 29, 2021).

10.46
Credit Agreement dated as of May 13, 2022 by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the other agents and lenders party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on July 28, 2022).

10.47
Term Loan Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 8, 2022).

10.48
Amendment No. 1 to Credit Agreement, dated as of September 2, 2022, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 8, 2022).

10.49
Amendment No 2. to Credit Agreement, dated as of December 2, 2024, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 4, 2024)

10.50
Binding Term Sheet, dated July 11, 2024, by and between GLP Capital, L.P. and Bally's Corporation (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 12, 2024).

10.51	Separation Agreement and Release by and between the Company and Matthew Demchyk (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on October 30, 2025).

19.1	Gaming and Leisure Properties, Inc. Policy Statement on Trading in Company Securities (Incorporated by reference to Exhibit 19.1 to the Company's 10-K filed on February 27, 2024).

21*	Subsidiaries of the Registrant.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	Principal Executive Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Principal Financial Officer Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2002.

32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes - Oxley Act of 2022.

97.1	Gaming and Leisure Properties, Inc. Policy Regarding the Mandatory Recovery of Compensation (Incorporated by reference to Exhibit 97.1 to the Company's 10-K filed on February 27, 2024)

101
The following financial information from Gaming and Leisure Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
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

Dated: February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2026
Peter M. Carlino

/s/ DESIREE A. BURKE	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Desiree A. Burke

/s/ CAROL LYNTON	Director	February 19, 2026
Carol Lynton

/s/ JOSEPH W. MARSHALL	Director	February 19, 2026
Joseph W. Marshall

/s/ JAMES B. PERRY	Director	February 19, 2026
James B. Perry

/s/ MICHAEL BOROFSKY	Director	February 19, 2026
Michael Borofsky

/s/ EARL C. SHANKS	Director	February 19, 2026
Earl C. Shanks

/s/ E. SCOTT URDANG	Director	February 19, 2026
E. Scott Urdang

/s/ DEBRA MARTIN CHASE	Director	February 19, 2026
Debra Martin Chase