Form 10-Q
period 2026-03-31
Gaming & Leisure Properties, Inc.
filed 2026-04-23
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	April 17, 2026
Common Stock, par value $.01 per share	283,221,841

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net	$9,224,584	$8,474,261
Investment in leases, financing receivables, net	2,562,869	2,557,504
Investment in leases, sales-type, net	250,512	248,421
Real estate loans, net	299,709	247,999
Right-of-use assets and land rights, net	1,067,185	1,072,163
Cash and cash equivalents	274,513	224,314
Other assets	86,034	84,947
Total assets	$13,765,406	$12,909,609

Liabilities
Accounts payable and accrued expenses	$6,853	$6,641
Accrued interest	81,403	106,253
Accrued salaries and wages	2,981	10,209
Operating lease liabilities	241,765	242,481
Financing lease liabilities	61,317	61,219
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	8,075,014	7,203,731
Deferred rental revenue	206,201	205,786
Other liabilities	53,043	65,029
Total liabilities	8,728,577	7,901,349

Commitments and Contingencies (Note 9)

Equity

Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 283,221,841 and 283,037,310 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	2,832	2,830
Additional paid-in capital	6,611,159	6,613,488
Accumulated deficit	(1,980,009)	(1,990,770)
Accumulated other comprehensive income	881	904
Total equity attributable to Gaming and Leisure Properties	4,634,863	4,626,452
Noncontrolling interests in GLPI's Operating Partnership (8,581,163 and 8,224,939 units outstanding at March 31, 2026 and December 31, 2025, respectively)	401,966	381,808
Total equity	5,036,829	5,008,260
Total liabilities and equity	$13,765,406	$12,909,609

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$356,522	$340,252
Income from investment in leases, financing receivables	52,702	47,764
Income from sales-type lease	3,838	3,760
Interest income from real estate loans	6,923	3,459
Total income from real estate	419,985	395,235

Operating expenses
Land rights and ground lease expense	13,798	13,555
General and administrative	17,938	18,713
Gains from dispositions of property	—	(125)
Depreciation	65,037	65,012
Provision (benefit) for credit losses, net	(10,137)	39,246
Total operating expenses	86,636	136,401
Income from operations	333,349	258,834

Other income (expenses)
Interest expense	(95,856)	(97,272)
Interest income	2,737	9,356
Losses on debt extinguishment and other financing costs	(268)	—
Total other expenses	(93,387)	(87,916)

Income before income taxes	239,962	170,918
Income tax expense	560	564
Net income	$239,402	$170,354
Net income attributable to non-controlling interest in the Operating Partnership	(7,573)	(5,170)
Net income attributable to common shareholders	$231,829	$165,184

Other comprehensive income
Net income	239,402	170,354
Reclassification of derivative gain to interest expense	(24)	—
Comprehensive income	239,378	170,354
Comprehensive income attributable to non-controlling interest in the Operating Partnership	(7,572)	(5,170)
Comprehensive income attributable to common shareholders	$231,806	$165,184

Earnings per common share:
Basic earnings attributable to common shareholders	$0.82	$0.60
Diluted earnings attributable to common shareholders	$0.82	$0.60

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2025	283,037,310	$2,830	$6,613,488	$(1,990,770)	904	$381,808	$5,008,260
Issuance of common stock, net of costs	—	—	(120)	—	—	—	(120)
Restricted stock and LTIP unit activity	184,531	2	(2,209)	—		4,049	1,842
Dividends paid ($0.78 per common share)	—	—	—	(221,068)	—	—	(221,068)
Issuance of operating partnership units	—	—	—	—	—	15,393	15,393
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Distributions to non-controlling interest	—	—	—	—	—	(6,856)	(6,856)
Net income	—	—	—	231,829	—	7,573	239,402
Balance, March 31, 2026	283,221,841	$2,832	$6,611,159	$(1,980,009)	$881	$401,966	$5,036,829

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	(209,061)
Issuance of operating partnership units	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$379,317	$4,594,528

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Three months ended March 31,	2026	2025

Operating activities
Net income	$239,402	$170,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,307	69,282
Amortization of items charged to interest expense	3,468	3,232
Amortization of gain on cash flow hedges and loan discounts	(81)	—
Accretion on investment in leases and adjustments to lease liabilities	(7,412)	(6,896)
Accretion on held to maturity investment securities	—	10,837
Non-cash adjustment to financing lease liabilities	98	98
Gains from dispositions of property	—	(125)
Stock-based compensation	8,104	8,858
Straight-line rent and deferred rent adjustments	471	(8,412)
Provision (benefit) for credit losses, net	(10,137)	39,246
Change in operating assets and liabilities
Other assets	(2,049)	1,269
Accounts payable and accrued expenses	625	344
Accrued interest	(24,850)	(32,599)
Accrued salaries and wages	(7,228)	(4,925)
Other liabilities	511	1,929
Net cash provided by operating activities	270,229	252,492
Investing activities
Capital project and maintenance expenditures	(111,478)	(12,907)
Proceeds from sales of property, net of costs	—	125
Acquisition of real estate, net	(688,004)	—
Originations of real estate loans	(54,057)	(3,209)
Maturities of held to maturity investment securities	—	549,995
Net cash (used in) provided by investing activities	(853,539)	534,004
Financing activities
Dividends paid	(221,068)	(209,061)
Non-controlling interest distributions	(6,856)	(6,341)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(6,262)	(14,805)
Proceeds from issuance of common stock, net	(120)	—
Proceeds from issuance of long-term debt	2,156,856	—
Financing costs	(9,141)	8
Repayments of long-term debt	(1,279,900)	(850,054)
Net cash provided by (used in) financing activities	633,509	(1,080,253)
Net decrease in cash and cash equivalents	50,199	(293,757)
Cash and cash equivalents at beginning of period	224,314	462,632
Cash and cash equivalents at end of period	$274,513	$168,875

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of March 31, 2026, GLPI owned approximately 96.8% of the outstanding units of GLP Capital with the remaining 3.2% owned by third party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are exchangeable on a one for one basis for common shares of the Company. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

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

As of March 31, 2026, GLPI’s portfolio consisted of interests in 71 gaming and related facilities, the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment Corporation (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 16 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 2 facilities under development, namely for Bally's in Chicago, Illinois and for The Cordish Companies ("Cordish") and Bruce Smith Enterprise in Petersburg, Virginia, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 4 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

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

Rent under the PENN 2023 Master Lease is fixed with annual escalations on the entirety of rent increasing by 1.5% annually on November 1. In addition to the fixed escalations, a one time annualized increase of $1.4 million is scheduled to occur on November 1, 2027. The rent structure under the Amended PENN Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the revenues of the facilities, which is prospectively adjusted, subject to certain floors (namely the Hollywood Casino at Penn National Race Course property due to PENN's opening of a competing facility) every 5 years to an amount equal to 4% of the average net revenues of all facilities under the Amended PENN Master Lease during the preceding five years in excess of a contractual baseline.
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease. On August 1, 2025, GLPI funded $130 million for the relocation of Hollywood Casino Joliet, which opened on August 11, 2025, and is subject to a 7.75% capitalization rate. The Company also previously funded $5 million to reimburse PENN for land site development costs for the Joliet project. On November 3, 2025, GLPI funded $150 million for PENN's M Resort new hotel tower and conference center expansion, which opened to the public on December 1, 2025, at a capitalization rate of 7.79%. PENN anticipates completing the relocation of its riverboat casino in Aurora, Illinois on June 24, 2026, pending customary regulatory approvals. The Company anticipates funding $225 million at a 7.75% capitalization rate for this project on or about June 24, 2026. Rent for each project begins accruing as the related funding is advanced.

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

The Company also entered into a mortgage loan agreement with Boyd in connection with Boyd's acquisition of Belterra Park Gaming & Entertainment Center ("Belterra Park"), whereby the Company loaned Boyd $57.7 million (the "Belterra Park Loan"). In May 2020, the Company acquired the real estate of Belterra Park in satisfaction of the Belterra Park Loan, subject to a long-term lease (the "Belterra Park Lease") with a Boyd affiliate operating the property. The Belterra Park

Lease rent terms are consistent with the Boyd Master Lease. The Belterra Park Lease rent terms are consistent with the Boyd Master Lease and expires on April 30, 2031, with no purchase option, followed by four, 5-year renewal options (exercisable by the tenant) on the same terms and conditions.

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

Bally's Master Lease, Bally's Chicago Lease, Bally's Master Lease II, the Casino Queen Master Lease and the Tropicana Las Vegas Lease

The Company has several leases and development agreements with Bally's. The Bally's Master Lease was entered into on June 3, 2021 and subsequent to this date several additional real estate assets of Bally's were added to it (the "Bally's Master Lease"). The annual rent on the Bally's Master Lease is subject to contractual escalations based on the Consumer Price Index ("CPI") with a 1% floor and a 2% ceiling, subject to the CPI meeting a 0.5% threshold. The Bally's Master Lease has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions.

On September 11, 2024, the Company assumed the ground lease for the real estate of the Bally's Chicago Casino Resort ("Bally's Chicago") site between the existing third party and Bally's for approximately $250 million. The ground lease was amended such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into a development agreement for Bally's Chicago and amended the existing land lease to include the building (the "Bally's Chicago Lease"). The Bally's Chicago Lease has an initial term of 15 years, followed by four 5-year renewals, exercisable at the tenant's option. The Bally's Chicago Lease's annual rent increases if the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use. This amount is recorded in deferred rental revenue on the Company's Condensed Consolidated Balance Sheet and totaled $39.2 million and $28.7 million at March 31, 2026 and December 31, 2025, respectively.

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago. This development funding is expected to extend into 2027. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made at an initial annual yield of 8.5%. As of March 31, 2026, $299.6 million of real estate construction costs have been funded by the Company.

On December 16, 2024, the Company completed the purchase of the real property assets of both Bally’s Kansas City Casino and Bally’s Shreveport Casino & Hotel. The two properties are in a new master lease that is cross-defaulted with the existing Bally’s Master Lease (the "Bally's Master Lease II"). The annual rent is subject to contractual escalations based on CPI with a 1% floor and a 2% ceiling, subject to CPI meeting a 0.5% threshold. Bally's Master Lease II has an initial term of 15 years, with no purchase option, followed by four 5 year renewal options (exercisable by the tenant) on the same terms and conditions. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were transferred to Bally's Master Lease II. Additionally, annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II. Finally, on February 11, 2026, the Company exercised its call right for Bally's Twin River Casino Resort ("Bally's Lincoln"), acquiring the real estate assets for a purchase price of $700 million and additional annual rent of $56 million and adding the property to Bally's Master Lease II.

On February 7, 2025, Bally's completed its merger transactions with Standard General and its affiliates, and pursuant to the terms of the merger agreement, The Queen Casino and Entertainment, Inc. ("Casino Queen") is now a subsidiary of Bally's.

The Company has a master lease with Casino Queen which became effective December 17, 2021 (as amended, the "Casino Queen Master Lease"). The lease has an initial term of 15 years, with no purchase option, with four separate five year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were transferred to Bally's Master Lease II as previously discussed.

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside development project and hotel renovation of The Belle of Baton Rouge for Casino Queen. GLPI funded approximately $111 million for the project. The landside development project was completed and opened to the public in December 2025 and has been rebranded as Bally's Baton Rouge. The renovated hotel was opened to the public on March 31, 2025. Casino Queen began paying an incremental rental yield of 9% on the development funding effective May 30, 2025. Rent was deferred on the landside development project until it was ready for its intended use. As of March 31, 2026, the Company has funded $16.5 million of certain construction costs for the landside development project at Casino Queen Marquette at a 8.25% capitalization rate. The landside development project opened to the public in March 2026 and has been rebranded as Bally's Marquette.

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

Maryland Live! Lease, Pennsylvania Live! Master Lease and Virginia Live!

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

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Virginia Casino & Hotel, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia ("Virginia Live!"). In addition, GLPI has committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The transaction also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis. The Company has concluded that the lessee has control of the underlying asset being constructed while the project is under construction. This is because the tenant is leasing the land that property improvements will be constructed upon, the term of which, together with lessee renewal options, is for substantially all of the economic life of the property improvements. Therefore, the Company will account for any funds extended prior to the asset being ready for its intended use as loans. Additionally, the Company concluded that this was a loan commitment and was therefore subject to ASC 326 "Credit Losses: ("ASC 326"). Once construction is complete and the facility is ready for its intended use, the Company will apply the sale and leaseback guidance to determine the appropriate lease classification. On January 15, 2026, the Company funded approximately $27 million to acquire the land site for the project which was recorded in real estate loans, net and the annual payment of $2.16 million for the land funding is being recorded in interest income from real estate loans.

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

In addition to the Rockford Lease, the Company committed to provide development funding via a senior secured delayed draw term loan (the "Rockford Loan"). Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. As of March 31, 2026, $150 million was advanced and outstanding under the Rockford Loan. Additionally, the Company also received a right of first refusal on the building improvements of the Hard Rock Casino in Rockford, IL if there is a future decision to sell them once completed.

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

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of March 31, 2026, $83.6 million was advanced and outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

Dry Creek Rancheria Loan

On September 2, 2025, the Company announced, a $225.3 million commitment, subject to receipt of all required permits and approvals, to serve as the lead real estate financing partner for Caesars Republic Sonoma County, a new integrated resort to be developed on the site of the current River Rock Casino. Pursuant to its agreements with the Dry Creek, GLPI will initially act as a lender to the project through (i) a $180 million delayed draw term loan bearing interest at a fixed rate of 12.50% and (ii) a $45.3 million term loan B issued at an original issue discount of 3% and bearing interest at a Secured Overnight Financing Rate ("SOFR") plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

Upon or prior to maturity of the 6-year loans, Dry Creek will lease back the property to an affiliate of GLPI, and GLPI will sublease the property back to an affiliate of Dry Creek for no less than $112.5 million for 45 years. Annual rent on the sublease will be based on a 9.75% capitalization rate. As of March 31, 2026, the Company has funded the $45.3 million term loan B while the delayed draw term loan remained undrawn.

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2025 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's financial statements.

3.    Investment in Leases, Net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale lease back transactions were accounted for as failed sale leasebacks as control of the real estate did not transfer to the Company. Additionally, as described in Note 1, the Company reassessed the Tropicana Las Vegas Lease in 2024 which resulted in the lease being classified as a sales type lease. The following is a summary of the balances of the Company's Investment in leases, financing receivables and investment in leases, sales type (in thousands).

	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
	Investment in leases, sales type	Investment in leases, financing receivables	Investment in leases, sales type	Investment in leases, financing receivables
Minimum lease payments receivable	$689,910	$10,045,184	$693,619	$10,090,473
Estimated residual values of lease property (unguaranteed)	278,500	1,444,690	278,500	1,444,690
Total	968,410	11,489,874	972,119	11,535,163
Less: Unearned income	(689,913)	(8,902,826)	(693,622)	(8,955,526)
Less: Allowance for credit losses	(27,985)	(24,179)	(30,076)	(22,133)
Investment in leases - financing receivables, net	$250,512	$2,562,869	$248,421	$2,557,504

The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2026 for the Company's Investment in leases, financing receivables was $2,482.3 million and $104.7 million compared to $2,477.1 million and $102.6 million at December 31, 2025. The present value of the net investment in the lease payment receivable and unguaranteed residual value at March 31, 2026 for the Company's Investment in leases, sales type was $255.0 million and $23.5 million compared to $255.3 million and $23.2 million at December 31, 2025.

At March 31, 2026, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales Type	Future Minimum Lease Payments - Financing Receivables
2026 (remainder of year)	$11,128	$136,802
2027	14,837	185,336
2028	14,837	188,639
2029	14,837	192,001
2030	14,837	195,423
Thereafter	619,434	9,146,983
Total	$689,910	$10,045,184
The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes the Company's Investment in leases, financing receivables, net, the Company's Investment in leases, sales type, net, and the Company's Real estate loans, net, which are discussed in Note 5. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of March 31, 2026 and December 31, 2025.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2025	Change in Allowance	Balance at March 31, 2026
Maryland Live! Lease	$2,589	$591	$3,180
Pennsylvania Live! Master Lease	11,935	(1,167)	10,768
Rockford Lease	894	1,140	2,034
Tioga Downs Lease	3,573	644	4,217
Strategic Lease	3,142	838	3,980
Tropicana LV Lease	30,076	(2,091)	27,985
Totals	$52,209	$(45)	$52,164

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025
Maryland Live! Lease	$8,732	$5,696	$14,428
Pennsylvania Live! Master Lease	18,471	12,286	30,757
Rockford Lease	3,077	2,041	5,118
Tioga Downs Lease	2,651	3,767	6,418
Strategic Lease	1,134	3,067	4,201
Tropicana LV Lease	23,681	9,157	32,838
Totals	$57,746	$36,014	$93,760

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of March 31, 2026 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at March 31, 2026	Allowance as a percentage of outstanding financing receivable

2025	$185,192	$(1,798)	$183,394	(0.97)%
2024	300,129	(6,399)	293,730	(2.13)%
2023	105,432	(2,034)	103,398	(1.93)%
2022	724,689	(10,768)	713,921	(1.49)%
2021	1,271,606	(3,180)	1,268,426	(0.25)%
Total	$2,587,048	$(24,179)	$2,562,869	(0.93)%

The amortized cost basis of the Company's investment in leases, sales type by year of origination is shown below as of March 31, 2026 (in thousands):

Origination year	Investment in leases, sales type	Allowance for credit losses	Amortized cost basis at March 31, 2026	Allowance as a percentage of outstanding financing receivable

2024	$278,497	$(27,985)	$250,512	(10.05)%

During the three months ended March 31, 2025, the Company recorded a provision for credit losses, net of $36.0 million on the Investment in leases, financing receivables and sales type. The reason for the increase was primarily due to a more pessimistic forward looking economic forecast and weighting at March 31, 2025 compared to what was utilized at December 31, 2024.

Additionally, a benefit for credit losses of $10.1 million and a provision for credit losses of $3.2 million was recorded during the three months ended March 31, 2026 and March 31, 2025, respectively, on the Company's real estate loans and related loan commitment (See Note 5 for further details).

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

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and is summarized as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Land and improvements	$4,032,380	$3,588,793
Building and improvements	7,629,958	7,353,409
Construction in progress	325,570	230,831
Total real estate investments	11,987,908	11,173,033
Less accumulated depreciation	(2,763,324)	(2,698,772)
Real estate investments, net	$9,224,584	$8,474,261

The increase in land and improvements and building and improvements relates to the acquisition of the Bally's Lincoln real estate assets, in addition to the landside development project for Bally's Marquette. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real Estate Loans, Net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of March 31, 2026 and December 31, 2025, the entire $150 million commitment was drawn. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% from 10% with a maturity date of June 30, 2026, subject to a 6 month extension.

The Company also entered into the Ione Loan for up to $110 million, of which $83.6 million and $56.6 million was drawn as of March 31, 2026 and December 31, 2025, respectively. The Ione Loan has an 11% annual interest rate and matures in September 2029.

The Company also entered into the Dry Creek Loan on December 4, 2025, and $45.3 million was drawn as of March 31, 2026 and December 31, 2025, respectively. The term loan B was issued at an original issue discount of 3% and bears interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

As discussed in Note 1, the Company concluded that amounts funded and the commitment to fund the development of Virginia Live! should be accounted for as a loan and a loan commitment, respectively. Accordingly, the approximately $27.0 million funded on January 15, 2026 to acquire the land for the project has been classified as a real estate loan, and interest income is recognized at an annual rate of 8.0%. Upon completion of construction and commencement of operations, the Company expects the arrangement to be evaluated under the sale-leaseback guidance in ASC 842 to determine the appropriate lease classification.

The following is a summary of the balances of the Company's Real estate loans, net.

	March 31, 2026	December 31, 2025
	(in thousands)
Real estate loans (1)	$304,629	$250,515
Less: Allowance for credit losses	(4,920)	(2,516)
Real estate loans, net	$299,709	$247,999

(1) Includes an unearned discount of $1.3 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively.

The change in the allowance for credit losses for the Company's Real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Dry Creek Loan	Cordish VA Loan	Total
Balance at December 31, 2025	$(1,279)	$(399)	$(838)	$—	$(2,516)
Change in allowance	(1,616)	(246)	(294)	(248)	(2,404)
Ending balance at March 31, 2026	$(2,895)	$(645)	$(1,132)	$(248)	$(4,920)

	Rockford Loan	Ione Loan	Total
Balance at December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	$(7,426)	$(150)	$(7,576)

The amortized cost basis of the Company's real estate loans by year of origination is shown below as of March 31, 2026 (in thousands):

Origination year	Real estate loans, net	Allowance for credit losses	Amortized cost basis at March 31, 2026	Allowance as a percentage of outstanding real estate loans
2026	$27,108	$(248)	$26,860	(0.91)%
2025	43,968	(1,132)	42,836	(2.57)%
2024	83,553	(645)	82,908	(0.77)%
2023	150,000	(2,895)	147,105	(1.93)%
Total	$304,629	$(4,920)	$299,709	(1.62)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded provision for credit losses of $2.4 million and $3.0 million for the three month period ended March 31, 2026 and March 31, 2025 on the Company's real estate loans, respectively. Additionally, the Company recorded a benefit of $12.5 million and a provision of $0.2 million during the three month period ended March 31, 2026 and March 31, 2025 on unfunded loan commitments. The benefit for the three month period ended March 31, 2026 was primarily due to an improvement in the estimated real estate values that will comprise the Company's real estate portfolio for the Virginia Live! development project. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $4.3 million and $16.8 million at March 31, 2026 and December 31, 2025, respectively. The Company's borrowers were current on their loan obligations as of March 31, 2026 and December 31, 2025.

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

Components of the Company's right-of use assets and land rights, net are detailed below (in thousands):

	March 31, 2026	December 31, 2025
Right-of use assets - operating leases	$241,345	$242,053
Land rights, net	825,840	830,110
Right-of-use assets and land rights, net	$1,067,185	$1,072,163

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights net, consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(122,463)	(118,193)
Land rights, net	$825,840	$830,110

As of March 31, 2026, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$12,810
2027	17,079
2028	17,079
2029	17,079
2030	17,079
Thereafter	744,714
Total	$825,840

Operating Lease Liabilities

At March 31, 2026, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$12,968
2027	16,786
2028	16,673
2029	16,710
2030	16,723
Thereafter	771,201
Total lease payments	$851,061
Less: interest	(609,296)
Present value of lease liabilities	$241,765

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$4,315	$4,315
Variable lease cost	5,213	4,970
Amortization of land right assets	4,270	4,270
Total lease cost	$13,798	$13,555

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

March 31, 2026
Weighted average remaining lease term - operating leases	52.26 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$418	$415

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as Financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.07% to arrive at the initial lease obligations. At March 31, 2026, payments under the Company's financing lease liabilities were as follows (in thousands):

2026 (remainder of year)	$2,038
2027	2,735
2028	2,758
2029	2,782
2030	2,805
Thereafter	308,234
Total lease payments	$321,352
Less: Interest	(260,035)
Present value of finance lease liability	$61,317

7.    Long-term Debt

Long-term debt is as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$330,793	$331,624
2022 Term Loan Agreement due September 2027	—	600,000
2026 Term Loan due December 2028	679,000	—
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$600 million 5.250% senior unsecured notes due February 2033	600,000	600,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	800,000
$800 million 5.625% senior unsecured notes due March 2036	800,000	—
$700 million 5.750% senior unsecured notes due November 2037	700,000	700,000
$400 million 6.250% senior unsecured notes due September 2054	400,000	400,000
Other	70	140
Total long-term debt	8,159,863	7,281,764
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(84,849)	(78,033)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$8,075,014	$7,203,731

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2026 (in thousands):

2026 (remainder of year)	$2,563
2027	3,325
2028	1,503,975
2029	750,000
2030	700,000
Over 5 years	5,200,000
Total minimum payments	$8,159,863

Credit Agreement and Term Loan

On March 4, 2026, GLP Capital entered into an amendment to the credit agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent, and the several banks and other financial institutions or entities party thereto, dated as of May 13, 2022 (the “Credit Agreement”). Pursuant to the amendment, GLP Capital borrowed a new $679 million term loan (the “2026 Term Loan”), the proceeds of which were used to repay $679 million of outstanding bridge revolving loans (without any corresponding reduction in revolving commitments). The 2026 Term Loan matures on December 2, 2028, subject to two six-month extensions at GLP Capital’s option.

The interest rates per annum applicable to the 2026 Term Loan are, at GLP Capital’s option, equal to either a Secured Overnight Financing Rate (“SOFR”) based rate or a base rate plus an applicable margin, which ranges from 0.850% to 1.70% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the credit facility under the Credit Agreement. The weighted average interest rate under the 2026 Term Loan at March 31, 2026 was 4.96%.

The 2026 Term Loan is not subject to interim amortization. GLP Capital is not required to repay the 2026 Term Loan prior to maturity but may prepay all or any portion of the 2026 Term Loan prior to maturity without premium or penalty, subject to reimbursement of any SOFR breakage costs of the lenders. Amounts repaid under the 2026 Term Loan may not be reborrowed.

The 2026 Term Loan is subject to the representations and warranties, affirmative covenants, negative covenants, financial covenants and events of default set forth in the Credit Agreement and applicable to the revolving loans therein.

On March 4, 2026, GLP Capital repaid in full the $600 million outstanding obligations under the term loan credit agreement among GLP Capital, Wells Fargo Bank, National Association, as administrative agent, and the several banks and other financial institutions or entities party thereto, dated as of September 2, 2022 (the “2022 Term Loan Agreement”). All of GLP Capital’s and GLPI’s obligations under the 2022 Term Loan Agreement have been paid and discharged in full and all guarantees granted by GLPI and any other party in connection with the 2022 Term Loan Agreement have been released (other than with respect to customary provisions and agreements that are expressly specified to survive the termination). GLP Capital and GLPI did not incur any early termination penalties in connection with repayment of the indebtedness or termination.

The Company’s Credit Agreement provides a revolving commitment capacity of $2.09 billion with a maturity date of December 2, 2028 (the “Revolver”). GLP Capital is the primary obligor under the Credit Agreement, which is guaranteed by GLPI.

At March 31, 2026, $330.8 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,758.8 million of available borrowing capacity under the Revolver as of March 31, 2026. The weighted average interest rate under the Revolver at March 31, 2026 was 4.97%.

Senior Unsecured Notes

At March 31, 2026, the Company had $7,150.0 million of outstanding senior unsecured notes (the "Senior Notes"). During the three months ended March 31, 2026, the Company issued $800 million of 5.625% Senior Notes that will mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay the 2022 Term Loan Agreement and for working capital and general corporate purposes.

At March 31, 2026, the Company was in compliance with all required financial covenants on its debt obligations.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$274,513	$274,513	$224,314	$224,314
Investment in leases, financing receivables, net	2,562,869	2,273,699	2,557,504	2,150,560
Investment in leases, sales type, net	250,512	284,045	248,421	268,107
Real estate loans, net	299,709	303,654	247,999	250,689
Deferred compensation plan assets	45,871	45,871	46,154	46,154
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loans	1,009,793	1,009,793	931,624	931,624
Senior Notes	7,150,000	6,956,936	6,350,000	6,295,709

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 and 2025.

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

Funding commitments

As of March 31, 2026, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at March 31, 2026
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs (2)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$299.6 million
Construction costs for the landside development project at Bally's Marquette	$16.5 million	$16.5 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$83.6 million
Funding associated with the future site and construction for Live! Virginia Casino & Hotel	$467 million	$27.0 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

(1) PENN anticipates completing the relocation of its Aurora, Illinois riverboat casino to a land-based facility on June 24, 2026, pending customary regulatory approvals. The Company anticipates funding $225 million at a 7.75% capitalization rate for this project on or about June 24, 2026.

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

Details of the Company's income from real estate for the three months ended March 31, 2026 was as follows (in thousands):

Three Months Ended March 31, 2026
Building base rent	$328,551
Land base rent	49,650
Percentage rent and other rental revenue	18,267
Interest income on real estate loans	6,923
Total cash income	$403,391
Straight-line rent adjustments	(471)
Ground rent in revenue	9,653
Accretion on financing receivables	7,412
Total income from real estate	$419,985
As of March 31, 2026, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2026 (remainder of year)	$1,003,995	$38,440	$11,714	$1,054,149
2027	1,339,168	47,136	15,154	1,401,458
2028	1,341,561	39,999	15,036	1,396,596
2029	1,323,861	33,983	15,036	1,372,880
2030	1,329,976	27,868	15,043	1,372,887
Thereafter	4,345,839	(23,493)	58,509	4,380,855
Total	$10,684,400	$163,933	$130,492	$10,978,825
(1)    Includes a tenant improvement allowance that is being amortized over the life of a tenant lease and excludes deferred income on the Bally's Chicago Land Lease as the facility is under development and as such is not ready for its intended use.
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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	283,219	274,827
Assumed conversion of restricted stock awards (1)	79	86
Assumed conversion of performance-based restricted stock awards	75	327
Dilution attributable to equity forward contract	183	163
Diluted weighted-average common shares outstanding	283,556	275,403

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$231,829	$165,184
Less: Net income allocated to participating securities	(163)	(148)
Net income for earnings per share purposes	$231,666	$165,036
Weighted-average common shares outstanding	283,219	274,827
Basic EPS	$0.82	$0.60

Calculation of diluted EPS:
Net income for diluted EPS purposes	231,666	$165,184
Diluted weighted-average common shares outstanding (1)	283,477	275,403
Diluted EPS	$0.82	$0.60

Antidilutive securities excluded from the computation of diluted earnings per share	110	8

(1) During the three months ended March 31, 2026, these awards which are participating securities were accounted for under the two class method and excluded from diluted shares as they are a separate class.

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

The Company has sold 7,589,487 shares of common stock under forward sale agreements, that will raise gross proceeds of $363.3 million subject to certain contractual adjustments. No amounts are recorded on the Company's balance sheet until the forward is settled (which contractually matures in the third quarter of 2026 but may be settled prior to this time period at the Company's election). Until settlement of the forward sale agreements, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. Share dilution occurs when the average market price of the Company's common stock is higher than the average forward sales price (which is reduced by the maximum specified fixed amounts in the contracts). Reflecting the impact of these forward sale agreements, the Company has $886.7 million remaining for issuance under the 2025 ATM Program.

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

Non-controlling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. The OP Units are exchangeable for common shares of the Company on a one-for-one basis, subject to certain terms and conditions. As partial consideration for the closing of the real property assets under the Bally's Master Lease II that occurred on February 11, 2026, the Company's operating partnership issued 332,890 newly-issued OP Units to affiliates of Bally's which were valued at $15.4 million. As of March 31, 2026, the Company holds a 96.8% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a non-controlling interest in the Condensed Consolidated Balance Sheets. The Company paid $6.9 million and $6.3 million in distributions to the non-controlling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three month periods ended March 31, 2026 and March 31, 2025, respectively.

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

Accumulated Other Comprehensive Income (Loss)

As discussed in Note 2 in the Company's 10-K, the Company had derivative instruments designated as cash flow hedges which it terminated in connection with the August 2025 issuance of Senior Notes. The amount in other comprehensive income before reclassifications is being amortized as a reduction in interest expense over ten years, which was the life of the derivative instruments. The amount expected to be amortized out of other comprehensive income to interest expense over the next 12 months is $0.1 million.

Dividends

The following table lists the dividends declared and paid by the Company during the three months ended March 31, 2026 and 2025:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2026
February 18, 2026	March 13, 2026	Common Stock	$0.78	First Quarter 2026	March 27, 2026	$220,913

2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873

In addition, for the three months ended March 31, 2026 and March 31, 2025, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.2 million, respectively.

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

As of March 31, 2026, there was $5.1 million of total unrecognized compensation cost for time based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.68 years. For the three months ended March 31, 2026, the Company recognized $2.1 million of compensation expense associated with these awards, compared to $2.2 million for the three months ended March 31, 2025, within general and administrative expenses on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table contains information on time based restricted stock award activity for the three months ended March 31, 2026:

Number of Award Shares
Outstanding at December 31, 2025	217,234
Granted	126,946
Released	(145,195)
Outstanding at March 31, 2026	198,985

Performance-based restricted stock awards have a three-year cliff vesting with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of March 31, 2026, there was $10.6 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.74 years.  For the three months ended March 31, 2026, the Company recognized $2.0 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income compared to $3.1 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the three months ended March 31, 2026:

Number of Performance-Based Award Shares
Outstanding at December 31, 2025	1,162,000
Granted	141,000
Released	(179,557)
Canceled	(274,443)
Outstanding at March 31, 2026	849,000

As of March 31, 2026, there was $2.1 million of total unrecognized compensation cost for time based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.56 years. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $2.7 million and $2.8 million, respectively, of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table contains information on time based LTIP award activity for the three months ended March 31, 2026:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2025	70,000
Granted	96,000
Released	(23,334)
Outstanding at March 31, 2026	142,666

Performance-based LTIP awards have a three-year cliff vesting schedule with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of March 31, 2026, there was $13.1 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.42 years.  For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $1.4 million and $0.8 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table contains information on performance-based LTIP award activity for the three months ended March 31, 2026:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2025	280,000
Granted	384,000
Outstanding at March 31, 2026	664,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for interest	$116,490	$125,872

Noncash Investing and Financing Activities

On February 11, 2026, as partial consideration for the acquisition of the real property assets of Bally's Lincoln, the Company’s operating partnership issued 332,890 newly-issued OP units to an affiliate of Bally's which were valued at $15.4 million for accounting purposes at closing.

15.    Acquisitions

The Company accounts for its acquisitions of real estate assets as asset acquisitions under ASC 805 - Business Combinations. Under asset acquisition accounting, incremental transaction costs incurred to acquire the purchased assets are also included as part of the asset cost.

As discussed in Note 1, the Company completed the purchase of the real property assets of Bally’s Lincoln and the properties were leased back to Bally's subject to the terms of the Bally's Master Lease II. The Company paid cash of $688.0 million and issued 332,890 OP Units valued at $15.4 million based on the Company's closing stock price at the acquisition date. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$443,587
Building and improvements	259,810
Total purchase price	$703,397

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three months ended March 31, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

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

•geopolitical events, including recent conflicts in the Middle East, and their potential impact on U.S. Treasury yields and inflation rates;

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of March 31, 2026, GLPI holds a 96.8% controlling financial interest in the operating partnership.

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

Property and lease information

The Company has disclosed the following key terms of its Master Leases and Single Property Leases in the tables below, along with the properties within each lease at March 31, 2026. We believe the following key terms are important for users of our financial statements to understand.

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

•The reported coverage ratios below with respect to our tenants' rent coverage over the trailing twelve months were provided by our tenants for the most recently available time period. GLPI has not independently verified the accuracy of the tenants' information and therefore makes no representation as to its accuracy. Rent coverage ratios are not reported for ground leases, leases with development projects, or on leases that have been in effect for less than twelve months.
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

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at December 31, 2025	1.83		2.11
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		Nov-28
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at December 31, 2025	1.70 (3)		1.99
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A
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

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	Bally's Marquette	Marquette, IA
	Bally's Shreveport Casino & Hotel	Shreveport, LA	Bally's Baton Rouge	Baton Rouge, LA
	Draft Kings at Casino Queen (4)	East St. Louis, IL
	The Queen Baton Rouge (4)	Baton Rouge, LA
	Bally's Twin River Lincoln Casino Resort	Lincoln, RI
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		(5)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at December 31, 2025	2.20 (6)		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A

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

(6)    Coverage ratio above is proforma for the acquisition of the real estate assets of Bally's Twin River Lincoln Casino Resort which closed on February 11, 2026.

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		2%
Coverage ratio at December 31, 2025	2.47		1.59
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May-26		N/A

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
			Sunland Park Race Track & Casino	Sunland Park, NM
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at December 31, 2025	2.55		1.85 (3)
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		June
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.
(3)    Coverage ratio above is proforma for the acquisition of the real estate assets of Sunland Park which closed on October 15, 2025.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease
Operator	Boyd	Caesars	PENN
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown
	Cincinnati, OH	St. Louis, MO	Morgantown, PA
Commencement Date	10/15/2018	9/29/2020	10/1/2020
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A
Competitive Radius Landlord Protection	Yes	Yes	N/A
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.75% (1)	1.25% (2)
Coverage ratio at December 31, 2025	2.93	2.04	N/A
Minimum Escalator Coverage Governor	1.8	N/A	N/A
Yearly Anniversary for Realization	May	October	December
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A
Next Reset	May 2026	N/A	N/A

(1)    For the sixth and seventh lease years, after which time the annual escalation becomes 2% for the remaining term of the lease.

(2)    If the CPI increase is at least 0.5% for any lease year, the rent for such lease year shall increase by 1.25% of rent as of the immediately preceding lease year, and if the CPI increase is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

Single Property Leases
	MD Live! Lease	Tropicana Lease	Tioga Downs Lease
Operator	Cordish	Bally's	American Racing and Entertainment
Properties	Live! Casino & Hotel Maryland	Tropicana Las Vegas	Tioga Downs
	Hanover, MD	Las Vegas, NV	Nichols, NY
Commencement Date	12/29/2021	9/26/2022	2/6/2024
Lease Expiration Date	12/31/2060	9/25/2072	2/28/2054
Remaining Renewal Terms	21 (1x11 years, 1x10 years)	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%	(2)	1.75% (3)
Coverage ratio at December 31, 2025	3.49	N/A	1.94
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	January	October	March
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

Single Property Leases
	Rockford Lease	Bally's Chicago Lease	Virginia Live!
Operator	(managed by Hard Rock)	Bally's	Cordish
Properties	Hard Rock Casino Rockford	Bally's Chicago Development	Cordish Virginia Live! Development
	Rockford, IL	Chicago, IL	Petersburg, Virginia
Commencement Date	8/29/2023	7/18/2025	1/15/2026
Lease Expiration Date	8/31/2122	7/31/2040	(3)
Remaining Renewal Terms	None	20 (4 x 5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	(2)	1.75%
Coverage ratio at December 31, 2025	N/A	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	September	August	(3)
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

(3)    The initial term of the lease will expire on the last day of the calendar month on the 39th anniversary of the facility's opening date. The annual escalation will occur upon the first anniversary of the facility's opening date.

Funding commitments

As of March 31, 2026, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at March 31, 2026
Relocation of Hollywood Casino Aurora (1)	$225 million	None
Funding associated with a landside move at Ameristar Casino Council Bluffs (2)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$299.6 million
Construction costs for the landside development project at Bally's Marquette	$16.5 million	$16.5 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$83.6 million
Funding associated with the future site and construction for Live! Virginia Casino & Hotel	$467 million	$27.0 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

(1) PENN anticipates completing the relocation of its Aurora, Illinois riverboat casino to a land-based facility on June 24, 2026, pending customary regulatory approvals. The Company anticipates funding $225 million at a 7.75% capitalization rate for this project on or about June 24, 2026.

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three months ended March 31, 2026.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $420.0 million and $333.3 million, respectively, for the three months ended March 31, 2026, compared to $395.2 million and $258.8 million, respectively, for the corresponding period in the prior year.

The major factors affecting our results for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows:

•Total income from real estate increased by $24.8 million to $420.0 million for the three months ended March 31, 2026 compared to $395.2 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions and development activities which in the aggregate increased cash rental income by $28.2 million for the three months ended March 31, 2026. Additionally, the three months ended March 31, 2026 benefited by $4.4 million compared to the corresponding period in the prior year from escalations on our leases, higher accretion on its investment in leases of $0.5 million, favorable variable rents of $0.2 million and higher ground rent revenue of $0.3 million. Partially offsetting these increases were unfavorable straight-line rent adjustments of $8.9 million compared to the corresponding period in the prior year.
•Total operating expenses decreased by $49.8 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year due to a decrease in the provision for credit losses of $49.4 million during the three months ended March 31, 2026. The provision decrease was due to the significant provision in the three month period ended March 31, 2025 that resulted from a more pessimistic forward looking economic forecast and higher weighting to such forecast at March 31, 2025 compared to December 31, 2024. Additionally, the benefit recorded during the three month period ended March 31, 2026 resulted from an improvement in the estimated real estate values that will comprise the Company's real estate portfolio for the Virginia Live! development project. Finally, general and administrative expenses decreased by $0.8 million due from lower stock based compensation expense compared to the prior year awards.

•Other expenses increased by $5.5 million for the three months ended March 31, 2026, primarily due to lower interest income of $6.6 million from lower average interest earning balances in the current year partially offset by lower interest expense of $1.4 million.

•Net income increased by $69.0 million for the three months ended March 31, 2026, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

The consolidated results of operations for the three months ended March 31, 2026 and 2025 are summarized below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total revenues	$419,985	$395,235
Total operating expenses	86,636	136,401
Income from operations	333,349	258,834
Total other expenses	(93,387)	(87,916)
Income before income taxes	239,962	170,918
Income tax expense	560	564
Net income	$239,402	$170,354
Net income attributable to non-controlling interest in the Operating Partnership	(7,573)	(5,170)
Net income attributable to common shareholders	$231,829	$165,184

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

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases; non-cash adjustments to financing lease liabilities; straight-line rent and deferred rent adjustments; losses on debt extinguishment and other financing costs; severance charges; capitalized interest; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property; stock based compensation expense; straight-line rent and deferred rent adjustments; amortization of land rights; accretion on investment in leases; non-cash adjustments to financing lease liabilities; losses on debt extinguishment and other financing costs; severance charges; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$239,402	$170,354
Gains from dispositions of property	—	(125)
Real estate depreciation	64,552	64,529
Funds from operations	$303,954	$234,758
Straight-line rent and deferred rent adjustments	471	(8,412)
Other depreciation	485	483
Provision (benefit) for credit losses, net	(10,137)	39,246
Amortization of land rights	4,270	4,270
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,468	3,232
Stock based compensation	8,104	8,858
Losses on debt extinguishment and other financing costs	268	—
Accretion on investment in leases	(7,412)	(6,896)
Non-cash adjustment to financing lease liabilities	98	98
Capitalized interest	(6,430)	(3,605)
Capital maintenance expenditures	—	(36)
Adjusted funds from operations	$297,139	$271,996
Interest, net	92,346	87,149
Income tax expense	560	564
Capital maintenance expenditures	—	36
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,468)	(3,232)
Capitalized interest	6,430	3,605
Adjusted EBITDA	$393,007	$360,118

Net income, FFO, AFFO and Adjusted EBITDA were $239.4 million, $304.0 million, $297.1 million, and $393.0 million for the three months ended March 31, 2026, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $170.4 million, $234.8 million, $272.0 million and $360.1 million for the corresponding period in the prior year. The increase in net income of $69.0 million was primarily attributable to an increase in total revenues of $24.8 million, lower operating expenses of $49.8 million (which was driven by the decline in the provision for credit losses of $49.4 million) partially offset by higher other expenses of $5.5 million (driven by lower average interest earnings assets).
The increase in FFO for the three months ended March 31, 2026 was due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2026	2025	Variance	Variance
Rental income	$356,522	$340,252	$16,270	4.8%
Income from investment in leases, financing receivables	52,702	47,764	4,938	10.3%
Income from sales type leases	3,838	3,760	78	N/A
Interest income from real estate loans	6,923	3,459	3,464	N/A
Total income from real estate	$419,985	$395,235	$24,750	6.3%

Total income from real estate

•Total income from real estate increased by $24.8 million to $420.0 million for the three months ended March 31, 2026 compared to $395.2 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions and development activities which in the aggregate increased cash rental income by $28.2 million for the three months ended March 31, 2026. Additionally, the three months ended March 31, 2026 benefited by $4.4 million compared to the corresponding period in the prior year from escalations on our leases, higher accretion on its investment in leases of $0.5 million, favorable variable rents of $0.2 million and higher ground rent revenue of $0.3 million. Partially offsetting these increases were unfavorable straight-line rent adjustments of $8.9 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three months ended March 31, 2026 was as follows (in thousands)

Three Months Ended March 31, 2026	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments (1)	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$55,235	$10,759	$6,514	$—	$72,508	$4,952	$573	$—	$78,033
PENN 2023 Master Lease	66,142	—	85	—	66,227	4,128		—	70,355
Amended Pinnacle Master Lease	61,482	17,814	8,122	—	87,418	1,858	2,208	—	91,484
PENN Morgantown Lease	—	806	—	—	806	—	—	—	806
Caesars Master Lease	16,587	5,932	—	—	22,519	1,631	330	—	24,480
Horseshoe St. Louis Lease	6,096	—	—	—	6,096	219	—	—	6,315
Boyd Master Lease	20,879	2,946	3,046		26,871	(2,364)	526	—	25,033
Boyd Belterra Lease	738	474	500	—	1,712	(377)	—	—	1,335
Bally's Master Lease	26,939	—	—	—	26,939	—	2,599	—	29,538
Bally's Master Lease II	23,037	—	—	—	23,037	(66)	969	—	23,940
Maryland Live! Lease	19,752	—	—	—	19,752	—	2,039	3,181	24,972
Pennsylvania Live! Master Lease	13,017	—	—	—	13,017	—	301	2,202	15,520
Casino Queen Master Lease	3,375	—	—	—	3,375	55	—	—	3,430
Tropicana Las Vegas Lease	—	3,838	—	—	3,838	—	—	—	3,838
Rockford Lease	—	2,081	—	—	2,081	—	—	518	2,599
Rockford Loan	—	—	—	3,000	3,000	—	—	—	3,000
Tioga Downs Lease	3,716	—	—	—	3,716	—	2	580	4,298
Strategic Gaming Leases	6,049	—	—	—	6,049	—	106	931	7,086
Bally's Chicago Lease	5,507	5,000	—	—	10,507	(10,507)	—	—	—
Ione Loan	—	—	—	2,026	2,026	—	—	—	2,026
Dry Creek Loan	—	—	—	1,436	1,436	—	—	—	1,436
Virginia Live! Development	—	—	—	461	461	—	—	—	461
Total	$328,551	$49,650	$18,267	$6,923	$403,391	$(471)	$9,653	$7,412	$419,985

(1) Current year amount includes $0.1 million of tenant improvement allowance amortization.

Three Months Ended March 31, 2025	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent adjustments	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$54,152	$10,759	$6,561	$—	$71,472	$4,952	$473	$—	$76,897
PENN 2023 Master Lease	59,797	—	(121)	—	59,676	4,738	—	—	64,414
Amended Pinnacle Master Lease	61,482	17,814	8,122	—	87,418	1,858	2,061	—	91,337
PENN Morgantown Lease	—	796	—	—	796	—	—	—	796
Caesars Master Lease	16,302	5,932	—	—	22,234	1,916	330	—	24,480
Horseshoe St. Louis Lease	5,991	—	—	—	5,991	324	—	—	6,315
Boyd Master Lease	20,470	2,946	3,047	—	26,463	(350)	432	—	26,545
Boyd Belterra Lease	724	473	500	—	1,697	(25)	—	—	1,672
Bally's Master Lease	26,411	—	—	—	26,411	—	2,555	—	28,966
Bally's II Master Lease	8,048	—	—	—	8,048	—	954	—	9,002
Maryland Live! Lease	19,412	—	—	—	19,412	—	2,108	3,288	24,808
Pennsylvania Live! Master Lease	12,793	—	—	—	12,793	—	308	2,238	15,339
Casino Queen Master Lease	7,974	—	—	—	7,974	(1)	—	—	7,973
Tropicana Las Vegas Lease	—	3,763	—	—	3,763	—	—	(3)	3,760
Rockford Lease	—	2,040	—	—	2,040	—	—	507	2,547
Rockford Loan	—	—	—	3,000	3,000	—	—	—	3,000
Tioga Downs Lease	3,652	—	—	—	3,652	—	2	572	4,226
Strategic Gaming Leases	2,299	—	—		2,299	—	106	$294	2,699
Ione Loan	—	—	—	459	459	—	—	—	459
Bally's Chicago Lease	—	5,000	—		5,000	(5,000)	—	—	—
Total	$299,507	$49,523	$18,109	$3,459	$370,598	$8,412	$9,329	$6,896	$395,235

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

The Company recognizes earnings on Investment in leases, financing receivables and Investment in leases, sales type based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on leases represent earnings recognized in excess of cash received during the period.

Operating expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2026	2025	Variance	Variance
Land rights and ground lease expense	$13,798	$13,555	$243	1.8%
General and administrative	17,938	18,713	(775)	(4.1)%
Gains from dispositions	—	(125)	125	N/A
Depreciation	65,037	65,012	25	—%
Provision for credit losses	(10,137)	39,246	(49,383)	(125.8)%
Total operating expenses	$86,636	$136,401	$(49,765)	(36.5)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.2 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year due to the acquisition of the real estate assets in Bally's Master Lease II.

General and administrative expense

General and administrative expenses include items such as compensation costs (including stock based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $0.8 million for the three months ended March 31, 2026, compared to the corresponding period in the prior year. The decrease was primarily attributable to a $0.8 million reduction in stock-based compensation expense relative to the prior year.

Provision for credit losses

The Company recorded a benefit for credit losses of $10.1 million for the three months ended March 31, 2026 compared to a provision of $39.2 million for the corresponding period in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, as well as the Company's real estate loans and related loan commitment.

The reason for the year over year variance in the provision was due to the significant charge in the three month period ended March 31, 2025 that resulted from a more pessimistic forward looking economic forecast and higher weighting to such forecast at March 31, 2025 compared to December 31, 2024. Additionally, the benefit recorded during the three month period ended March 31, 2026 resulted from an improvement in the estimated real estate values that will comprise the Company's real estate portfolio for the Virginia Live! development project. Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,			Percentage
	2026	2025	Variance	Variance
Interest expense	$(95,856)	$(97,272)	$1,416	(1.5)%
Interest income	2,737	9,356	(6,619)	(70.7)%
Losses on debt extinguishment and other financing costs	(268)	—	(268)	N/A
Total other expenses	$(93,387)	$(87,916)	$(5,471)	6.2%

Interest expense

Interest expense decreased by $1.4 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year.

Interest income

Interest income declined by $6.6 million for the three months ended March 31, 2026 due to lower average interest earning balances in the current year.

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

Net cash provided by operating activities was $270.2 million and $252.5 million during the three months ended March 31, 2026 and 2025, respectively. The increase in net cash provided by operating activities of $17.7 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $32.8 million along with a decrease in cash paid for interest expense of $9.4 million. This was partially offset by increases in cash paid for operating expenses and employees of $4.6 million and $2.1 million, respectively. Finally, cash received on interest income declined by $17.5 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was due to increased rental income from the Company's recent acquisition and development activity as well as lease escalations.

The $17.5 million decline in cash collected from interest income was driven by two factors: (i) the non-recurrence of a zero-coupon bond maturity in the prior year and (ii) lower average earning balances in the current year. Upon maturity, the zero-coupon bond generated a one-time cash inflow of $10.8 million, representing the cumulative accretion of discount recognized as interest income over the life of the instrument. As no comparable maturity occurred in the current period, this resulted in a period-over-period decline in cash collections. The remaining variance is attributable to lower average earning balances, which reduced ongoing interest income.

The decline in cash paid for interest expense relates to timing differences on bond interest payments due to our bond redemptions and issuances during the three months ended March 31, 2026, lower market interest rates on our variable rate debt as well as higher capitalized interest due to our continued development costs at Bally's Chicago. The increase in cash paid for operating expenses is primarily attributable to changes in working capital accounts and the increase in cash paid to employees is primarily attributable to a severance payment to a former executive.
Investing activities used cash of $853.5 million and provided cash of $534.0 million during the three months ended March 31, 2026 and 2025, respectively.  Net cash used by investing activities during the three months ended March 31, 2026 primarily consisted of $688.0 million for the acquisition of the Bally's Lincoln real estate assets which were added to the Bally's II Master Lease, additional loan fundings of $54.1 million, and capital expenditures of $111.5 million primarily related to Bally's Chicago. The net cash provided by investing activities for the three months ended March 31, 2025 consisted primarily of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by Ione Loan fundings of $3.2 million and capital expenditures of $12.9 million.

Financing activities provided cash of $633.5 million and used cash of $1,080.3 million during the three months ended March 31, 2026 and 2025, respectively. Net cash provided by financing activities during the three months ended March 31, 2026 was driven by proceeds from the issuance of long term debt of $2,156.9 million, partially offset by the repayment of long term debt of $1,279.9 million, dividend payments of $221.1 million, non-controlling interest distributions of $6.9 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $6.3 million and new debt issuance costs of $9.1 million. Cash used in financing activities during the three months ended March 31, 2025 was driven by the repayment of long term debt of $850.1 million, dividend payments of $209.1 million, noncontrolling interest distributions of $6.3 million and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million.

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

During the three months ended March 31, 2026 and 2025, we spent approximately $111.5 million and $12.9 million, respectively, for capital expenditures. The capital expenditures in 2026 were related to the Bally's Chicago development project and a land side development project at Bally's Marquette.

Debt

The Company has access to a $2.09 billion variable rate Revolver under its Credit Agreement, of which $330.8 million is outstanding as of March 31, 2026. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,758.8 million of available borrowing capacity under the Credit Agreement as of March 31, 2026.

The Company has $8.08 billion of debt outstanding with a weighted average maturity and interest rate of 7.1 years and 5.08%, respectively as of March 31, 2026. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. During the three months ended March 31, 2026, the Company issued $800 million of 5.625% Senior Notes that will mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay borrowings under the 2022 Term Loan Credit Facility and for working capital and general corporate purposes. During the three month period ended March 31, 2025, the Company redeemed its $850 million 5.250% note that was due in June 2025. See Note 7 for the future minimum repayments of the Company's debt obligations and additional discussion.
GLPI owns 96.8% of the assets of GLP Capital and conducts all of its operations through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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

Outlook

Based on our current level of operations and anticipated earnings, we believe that cash generated from operations and cash on hand, together with amounts available under our Credit Agreement and our ability to raise equity proceeds (including through the use of our 2025 ATM Program), will be adequate to meet our anticipated debt service requirements, funding commitments, capital expenditures, working capital needs and dividend requirements for the next twelve months and beyond.

We expect the majority of our future growth to come from funding commitments to our tenants and acquisitions of gaming and other properties to lease to third parties. If we consummate significant transactions in the future, our cash requirements may increase significantly and we would likely need to raise additional proceeds through a combination of either common equity, issuance of additional OP Units, and/or debt offerings. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors-Risks Related to Our Capital Structure" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the risk related to our capital structure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $8,159.9 million at March 31, 2026. Furthermore, $7,150.0 million of our obligations at March 31, 2026 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 2028 to September 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at March 31, 2026 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at March 31, 2026.

	04/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	1/01/30- 12/31/30	Thereafter	Total	Fair Value at 3/31/2026
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$750,000	$700,000	$5,200,000	$7,150,000	$6,956,936
Average interest rate	—%	—%	5.75%	5.30%	4.00%	5.15%

Variable rate	$2,493	$3,325	$1,003,975	$—	$—	$—	$1,009,793	$1,009,793
Average interest rate (1)	4.97	4.72%	4.79%	—%	—%	—%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Geopolitical instability may drive interest rate and inflation volatility, increasing our cost of capital and adversely impacting tenant performance and rent growth

Geopolitical events, including recent conflicts in the Middle East, have contributed to increased volatility in U.S. Treasury yields, including higher 10-year Treasury yields, which serve as a benchmark for our cost of capital and a key input in equity valuation for REITs. Sustained increases in interest rates could adversely affect our stock price, increase our borrowing costs, and reduce the attractiveness of real estate investments relative to other asset classes.

In addition, such geopolitical events may contribute to higher inflation, including through increases in energy prices, supply chain disruptions, and higher input costs. Elevated inflation may adversely affect our tenants' operating costs and profitability, as well as discretionary consumer spending at their properties, thereby reducing tenant cash flows. This, in turn, may reduce rent coverage ratios and limit rent growth under escalation provisions or percentage rent components in certain of our leases, and could impair our tenants’ ability to satisfy their obligations to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements and Policies

On February 26, 2026, Steven Ladany, the Company's Senior Vice President and Chief Development Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Ladany Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of the Company’s common stock. The Ladany Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ladany Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including upon the vesting and settlement of restricted stock awards, between December 31, 2026 and February 1, 2027. The aggregate number of shares of common stock that will be available for sale under the Ladany Rule 10b5-1 Plan is not yet determinable because certain awards are subject to Company performance award metrics and will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale prior to tax withholding on vested shares is 80,886.

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
4.1
Seventeenth Supplemental Indenture, dated as of March 4, 2026, among GLP Capital, L.P. and GLP Financing II, Inc. as Issuers, Gaming and Leisure Properties, Inc. as Parent Guarantor, and Computershare Trust Company, N.A as successor to Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 5, 2026).

4.2	Form of 2036 Note (included in Exhibit 4.1 above).
10.1
Amendment No. 3 to the Credit Agreement, dated as of March 4, 2026, by and among GLP Capital, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2026).

22.1*	List of Subsidiary Issuers of Guaranteed Securities
31.1*	Principal Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Principal Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.
\

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

April 23, 2026	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)