Form 10-Q
period 2026-06-30
Gaming & Leisure Properties, Inc.
filed 2026-07-30
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	July 20, 2026
Common Stock, par value $.01 per share	290,920,043

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate investments, net	$9,558,270	$8,474,261
Investment in leases, financing receivables, net	2,566,924	2,557,504
Investment in leases, sales-type, net	251,820	248,421
Real estate loans, net	296,259	247,999
Right-of-use assets and land rights, net	1,061,883	1,072,163
Cash and cash equivalents	319,004	224,314
Other assets	101,055	84,947
Total assets	$14,155,215	$12,909,609

Liabilities
Accounts payable and accrued expenses	$8,114	$6,641
Accrued interest	116,820	106,253
Accrued salaries and wages	4,785	10,209
Operating lease liabilities	240,724	242,481
Financing lease liabilities	61,423	61,219
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	8,077,741	7,203,731
Deferred rental revenue	207,600	205,786
Other liabilities	56,581	65,029
Total liabilities	8,773,788	7,901,349

Commitments and Contingencies (Note 9)

Equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at June 30, 2026 and December 31, 2025)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 290,919,328 and 283,037,310 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	2,909	2,830
Additional paid-in capital	6,969,771	6,613,488
Accumulated deficit	(1,990,222)	(1,990,770)
Accumulated other comprehensive income	858	904
Total equity attributable to Gaming and Leisure Properties	4,983,316	4,626,452
Noncontrolling interests in GLPI's Operating Partnership (8,473,163 units and 8,224,939 outstanding at June 30, 2026 and December 31, 2025, respectively)	398,111	381,808
Total equity	5,381,427	5,008,260
Total liabilities and equity	$14,155,215	$12,909,609

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$366,204	$339,527	$722,726	$679,779
Income from investment in leases, financing receivables	52,854	47,926	105,556	95,690
Income from sales-type lease	3,837	3,762	7,675	7,522
Interest income from real estate loans	7,624	3,661	14,547	7,120
Total income from real estate	430,519	394,876	850,504	790,111

Operating expenses
Land rights and ground lease expense	14,149	13,942	27,947	27,497
General and administrative	13,245	15,907	31,183	34,620
Losses (gains) from dispositions of property	1,170	—	1,170	(125)
Depreciation	66,583	69,235	131,620	134,247
Provision (benefit) for credit losses, net	2,980	53,728	(7,157)	92,974
Total operating expenses	98,127	152,812	184,763	289,213
Income from operations	332,392	242,064	665,741	500,898

Other income (expenses)
Interest expense	(100,705)	(89,934)	(196,561)	(187,206)
Interest income	3,858	4,580	6,595	13,936
Losses on debt extinguishment and other financing costs	—	—	(268)	—
Total other expenses	(96,847)	(85,354)	(190,234)	(173,270)

Income before income taxes	235,545	156,710	475,507	327,628
Income tax expense	601	545	1,161	1,109
Net income	$234,944	$156,165	$474,346	$326,519
Net income attributable to noncontrolling interest in the Operating Partnership	(6,528)	(4,726)	(14,101)	(9,896)
Net income attributable to common shareholders	$228,416	$151,439	$460,245	$316,623

Earnings per common share:
Basic earnings attributable to common shareholders	$0.80	$0.55	$1.62	$1.15
Diluted earnings attributable to common shareholders	$0.80	$0.54	$1.62	$1.14

Other comprehensive income
Net income	234,944	156,165	474,346	326,519
Unrealized gain on cash flow hedges	—	864	—	864
Reclassification of derivative gain to interest expense	(24)	—	(48)	—
Comprehensive income	234,920	157,029	474,298	327,383
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(6,527)	(4,753)	(14,099)	(9,923)
Comprehensive income attributable to common shareholders	228,393	152,276	460,199	317,460

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2025	283,037,310	$2,830	$6,613,488	$(1,990,770)	904	$381,808	$5,008,260
Issuance of common stock, net of costs	—	—	(120)	—	—	—	(120)
Restricted stock and LTIP unit activity	184,531	2	(2,209)	—	—	4,049	1,842
Dividends paid ($0.78 per common share)	—	—	—	(221,068)	—	—	(221,068)
Issuance of operating partnership units	—	—	—	—	—	15,393	15,393
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Distributions to noncontrolling interest	—	—	—	—	—	(6,856)	(6,856)
Net income	—	—	—	231,829	—	7,573	239,402
Balance, March 31, 2026	283,221,841	$2,832	$6,611,159	$(1,980,009)	$881	$401,966	$5,036,829
Issuance of common stock, net of costs	7,589,487	76	350,795	—	—	—	350,871
Restricted stock and LTIP unit activity	—	—	3,025	—	—	1,619	4,644
Dividends paid ($0.82 per common share)	—	—	—	(238,629)	—	—	(238,629)
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Redemption of noncontrolling interests to common shares	108,000	1	4,792	—	—	(4,793)	—
Distributions to noncontrolling interest	—	—	—	—	—	(7,208)	(7,208)
Net income	—	—	—	228,416	—	6,528	234,944
Balance, June 30, 2026	290,919,328	$2,909	$6,969,771	$(1,990,222)	$858	$398,111	$5,381,427

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	$—	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	—	(209,061)
Distributions to noncontrolling interest	—	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	—	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$—	$379,317	$4,594,528
Issuance of common stock, net of costs	8,170,387	82	402,956	—	—	—	403,038
Restricted stock and LTIP unit activity	4,153	—	5,286	—	—	870	6,156
Dividends paid ($0.78 per common share)	—	—	—	(220,933)	—	—	(220,933)
Unrealized gain on cash flow hedges	—	—	—	—	837	27	864
Distributions to noncontrolling interest	—	—	—	—	—	(6,508)	(6,508)
Net income	—	—	—	151,439	—	4,726	156,165
Balance, June 30, 2025	283,007,539	$2,830	$6,608,591	$(2,057,380)	$837	$378,432	$4,933,310

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Six months ended June 30,	2026	2025

Operating activities
Net income	$474,346	$326,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,160	142,787
Amortization of items charged to interest expense	7,103	6,459
Amortization of gain on cash flow hedges and loan discounts	(163)	—
Accretion on investment in leases	(14,739)	(13,762)
Accretion on held to maturity investment securities	—	10,837
Non-cash adjustment to financing lease liabilities	204	205
Losses (gains) from dispositions of property	1,170	(125)
Stock-based compensation	12,748	15,014
Straight-line rent and deferred rent adjustments	1,926	(14,845)
Provision (benefit) for credit losses, net	(7,157)	92,974
Change in operating assets and liabilities
Other assets	(7,531)	(8,336)
Accounts payable and accrued expenses	966	582
Accrued interest	10,567	(12,130)
Accrued salaries and wages	(5,424)	(2,727)
Other liabilities	5,655	2,415
Net cash provided by operating activities	619,831	545,867
Investing activities
Capital project and maintenance expenditures	(296,230)	(34,098)
Proceeds from sales of property, net of costs	—	125
Expenditures for property and equipment, net	(9,078)	—
Acquisition of real estate	(904,295)	(5,000)
Originations of real estate loans	(69,401)	(10,669)
Principal payments on real estate loans	16,228	—
Maturities of held to maturity investment securities	—	549,995
Net cash provided by (used in) investing activities	(1,262,776)	500,353
Financing activities
Dividends paid	(459,697)	(429,994)
Noncontrolling interest distributions	(14,064)	(12,849)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(6,262)	(14,806)
Proceeds from issuance of common stock, net	350,751	403,037
Proceeds from issuance of long-term debt	2,156,856	—
Financing costs	(9,147)	8
Repayments of long-term debt	(1,280,802)	(850,084)
Net cash provided by (used in) financing activities	737,635	(904,688)
Net increase (decrease) in cash and cash equivalents	94,690	141,532
Cash and cash equivalents at beginning of period	224,314	462,632
Cash and cash equivalents at end of period	$319,004	$604,164

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of June 30, 2026, GLPI owned approximately 96.9% of the outstanding units of GLP Capital with the remaining 3.1% owned by third-party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long-term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are redeemable for cash or, at the Company's option, shares of common stock of the Company on a one-for-one basis. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

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

As of June 30, 2026, GLPI’s portfolio consisted of interests in 71 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment, Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 16 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 2 facilities under development; one for Bally's in Chicago, Illinois, and the other for The Cordish Companies ("Cordish") and Bruce Smith Enterprise in Petersburg, Virginia, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 4 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

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
GLPI also agreed to fund certain potential development projects in the PENN 2023 Master Lease. On August 1, 2025, GLPI funded $130 million for the relocation of Hollywood Casino Joliet, which opened on August 11, 2025, and is subject to a 7.75% capitalization rate. The Company also previously funded $5 million to reimburse PENN for land site development costs for the Joliet project. On November 3, 2025, GLPI funded $150 million for PENN's M Resort new hotel tower and conference center expansion, which opened to the public on December 1, 2025, at a capitalization rate of 7.79%. Finally, on June 24, 2026, the Company funded $216.3 million to complete the $225 million commitment for PENN's Aurora landside development project at a 7.75% capitalization rate. Rent for each project began accruing as the related funding was advanced and each commitment has now been completed.

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

The Company intends to fund real estate construction costs of up to $940.0 million for the planned Bally's Chicago. This development funding is expected to extend into 2027. The Company would own all funded improvements, which would be leased to Bally’s with rent commencing as advances are made at an initial annual yield of 8.5%. As of June 30, 2026, $475.7 million of real estate construction costs have been funded by the Company. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use. This amount is recorded in deferred rental revenue on the Company's Condensed Consolidated Balance Sheet and totaled $53.0 million and $28.7 million at June 30, 2026 and December 31, 2025, respectively.

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

On June 3, 2024, the Company announced that it agreed to fund and oversee a landside development project and hotel renovation of The Belle of Baton Rouge for Casino Queen. GLPI funded approximately $111 million for the projects. The renovated hotel was opened to the public on March 31, 2025. Casino Queen began paying an incremental rental yield of 9% on the development funding effective May 30, 2025. The landside development project was completed and opened to the public in December 2025 and has been rebranded as Bally's Baton Rouge.

The Company also funded $16.5 million of construction costs for a landside development project at Casino Queen Marquette at an 8.25% capitalization rate. The project was completed and opened to the public in March 2026, at which time the property was rebranded as Bally's Marquette.

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

In late August 2024, the Company funded $48.5 million to Bally's that was used to pay for the demolition costs of the Tropicana Las Vegas as part of the development plans for the Stadium and annual rent was increased by $4.1 million as a result. The change in rent terms resulted in a lease reconsideration event that resulted in the lease being classified as a sales-type lease, whereas previously it was accounted for as an operating lease.

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

Maryland Live! Lease, Pennsylvania Live! Master Lease and Virginia Live!

On December 29, 2021, the Company completed its acquisition of the real property assets of Live! Casino & Hotel Maryland and entered into a single asset lease for Live! Casino & Hotel Maryland (the "Maryland Live! Lease"). On March 1, 2022, the Company completed its acquisition of the real estate assets of Live! Casino & Hotel Philadelphia and Live! Casino Pittsburgh and leased back the real estate to Cordish pursuant to a new triple-net master lease with Cordish (as amended from time to time, the "Pennsylvania Live! Master Lease"). The Pennsylvania Live! Master Lease and the Maryland Live! Lease each have initial lease terms of 39 years, with a maximum term of 60 years inclusive of tenant renewal options. Annual rent increases by 1.75% upon the second anniversary of each lease's commencement through their remaining terms.

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Virginia Casino & Hotel, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia ("Virginia Live!"). In addition, GLPI committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The lease also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis. The Company has concluded that the lessee has control of the underlying asset being constructed while the project is under construction. This is because the tenant is leasing the land that property improvements will be constructed upon, the term of which, together with lessee renewal options, is for substantially all of the economic life of the property improvements. Therefore, the Company will account for any funds extended prior to the asset being ready for its intended use as loans. Additionally, the Company concluded that this was a loan commitment and was therefore subject to ASC 326, "Financial Instruments-Credit Losses" ("ASC 326"). Once construction is complete and the facility is ready for its intended use, the Company will apply the sale and leaseback guidance to determine the appropriate lease classification. On January 15, 2026, the Company funded approximately $27 million to acquire the land site for the project which was recorded in real estate loans, net and the annual payment of $2.16 million for the land funding is being recorded in interest income from real estate loans.

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

In addition to the Rockford Lease, the Company committed to provide development funding pursuant to a senior secured delayed draw term loan (the "Rockford Loan") for $150 million. Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. On June 30, 2026, the Company entered into a second amendment to the Rockford Loan pursuant to which the borrower repaid $16.0 million of principal and the maturity date was extended to December 31, 2029. The amended loan also requires principal repayments of $12.0 million on or before March 31, 2028 and $10.0 million on or before March 31, 2029. As of June 30, 2026, $134 million was outstanding under the Rockford Loan.

The Company also obtained an option to acquire the casino building improvements. The option becomes exercisable if the borrower has not repaid or refinanced the Rockford Loan by the date that is 90 days prior to the loan's maturity date of December 31, 2029. If triggered, the Company may exercise the option during the subsequent 90-day period. The purchase price is contractually determined based on a multiple of incremental rent, which is derived from the property's trailing four-quarter EBITDA, and may be offset against amounts outstanding under the Rockford Loan. If exercised, the Company would acquire ownership of the building improvements and the existing ground lease would be amended to include both the land and building improvements under a single lease.

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

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple-net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of June 30, 2026, $98.7 million was outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

Dry Creek Rancheria Loan

On September 2, 2025, the Company announced a $225.3 million commitment, subject to receipt of all required permits and approvals, to serve as the lead real estate financing partner for Caesars Republic Sonoma County, a new integrated resort to be developed on the site of the current River Rock Casino. Pursuant to its agreements with the Dry Creek Rancheria ("Dry Creek"), GLPI will initially act as a lender to the project through (i) a $180 million delayed draw term loan bearing interest at a fixed rate of 12.50% and (ii) a $45.3 million term loan B issued at an original issue discount of 3% and bearing interest at a Secured Overnight Financing Rate ("SOFR") plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

Upon or prior to maturity of the 6-year loans, Dry Creek will lease back the property to an affiliate of GLPI, and GLPI will sublease the property back to an affiliate of Dry Creek for no less than $112.5 million for 45 years. Annual rent on the sublease will be based on a 9.75% capitalization rate. As of June 30, 2026, the Company has funded the $45.3 million term loan B while the delayed draw term loan remained undrawn.

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

The condensed consolidated financial statements include the accounts of GLPI and its subsidiaries as well as the Company's operating partnership, which is a variable interest entity ("VIE") in which the Company is the primary beneficiary. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheet as a separate component of equity, separate from GLPI's stockholders' equity. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Income in order to derive net income or loss attributable to common stockholders.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2025 financial information has been derived from the Company’s audited consolidated financial statements.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report and since the date of those financial statements, the Company has not had any significant changes to these accounting policies that have had a material impact on the Company's condensed consolidated financial statements.

3.    Investment in Leases, Net

Certain of the Company's leases are recorded as an Investment in leases, financing receivables, net, as the sale-leaseback transactions were accounted for as failed sale leasebacks as control of the real estate did not transfer to the Company. Additionally, as described in Note 1, the Company reassessed the Tropicana Las Vegas Lease in 2024 which resulted in the lease being classified as a sales-type lease. The following is a summary of the balances of the Company's Investment in leases, financing receivables and investment in leases, sales-type (in thousands).

	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
	Investment in leases, sales-type	Investment in leases, financing receivables	Investment in leases, sales-type	Investment in leases, financing receivables
Minimum lease payments receivable	$686,199	$9,999,657	$693,619	$10,090,473
Estimated residual values of lease property (unguaranteed)	278,500	1,444,690	278,500	1,444,690
Total	964,699	11,444,347	972,119	11,535,163
Less: Unearned income	(686,202)	(8,849,971)	(693,622)	(8,955,526)
Less: Allowance for credit losses	(26,677)	(27,452)	(30,076)	(22,133)
Investment in leases, net	$251,820	$2,566,924	$248,421	$2,557,504

The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2026 for the Company's Investment in leases, financing receivables was $2,487.5 million and $106.9 million compared to $2,477.1 million and $102.6 million at December 31, 2025. The present value of the net investment in the lease payment receivable and unguaranteed residual value at June 30, 2026 for the Company's Investment in leases, sales-type was $254.7 million and $23.8 million compared to $255.3 million and $23.2 million at December 31, 2025.

At June 30, 2026, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales-Type	Future Minimum Lease Payments - Financing Receivables
2026 (remainder of year)	$7,418	$91,276
2027	14,837	185,336
2028	14,837	188,639
2029	14,837	192,000
2030	14,837	195,423
Thereafter	619,433	9,146,983
Total	$686,199	$9,999,657
The Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses (“CECL”), the scope of which includes the Company's Investment in leases, financing receivables, net, the Company's Investment in leases, sales-type, net, and the Company's Real estate loans, net, which are discussed in Note 5. The Company has elected to use an econometric default and loss rate model to estimate the allowance for credit losses, or CECL allowance. This model requires us to calculate and input lease and property-specific credit and performance metrics which in conjunction with forward-looking economic forecasts, project estimated credit losses over the life of the lease or loan. The Company then records a CECL allowance based on the expected loss rate multiplied by the outstanding investment.

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenant. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of June 30, 2026 and December 31, 2025.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2025	Change in Allowance	Balance at March 31, 2026	Change in Allowance	Balance at June 30, 2026
Maryland Live! Lease	$2,589	$591	3,180	(273)	2,907
Pennsylvania Live! Master Lease	11,935	(1,167)	10,768	2,344	13,112
Rockford Lease	894	1,140	2,034	2,774	4,808
Tioga Downs Lease	3,573	644	4,217	(1,273)	2,944
Strategic Lease	3,142	838	3,980	(299)	3,681
Tropicana Las Vegas Lease	30,076	(2,091)	27,985	(1,308)	26,677
Totals	$52,209	$(45)	$52,164	$1,965	$54,129

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025	Change in Allowance	Balance at June 30, 2025
Maryland Live! Lease	$8,732	$5,696	14,428	14,143	28,571
Pennsylvania Live! Master Lease	18,471	12,286	30,757	20,223	50,980
Rockford Lease	3,077	2,041	5,118	4,788	9,906
Tioga Downs Lease	2,651	3,767	6,418	3,105	9,523
Strategic Lease	1,134	3,067	4,201	1,696	5,897
Tropicana Las Vegas Lease	23,681	$9,157	32,838	2,268	35,106
Totals	$57,746	$36,014	$93,760	$46,223	$139,983

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of June 30, 2026 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at June 30, 2026	Allowance as a percentage of outstanding financing receivable
2025	$185,780	$(2,321)	$183,459	(1.25)%
2024	301,005	(4,304)	296,701	(1.43)%
2023	105,962	(4,808)	101,154	(4.54)%
2022	726,785	(13,112)	713,673	(1.80)%
2021	1,274,844	(2,907)	1,271,937	(0.23)%
Total	$2,594,376	$(27,452)	$2,566,924	(1.06)%

The amortized cost basis of the Company's investment in leases, sales-type by year of origination is shown below as of June 30, 2026 (in thousands):

Origination year	Investment in leases, sales-type	Allowance for credit losses	Amortized cost basis at June 30, 2026	Allowance as a percentage of outstanding financing receivable
2024	$278,497	$(26,677)	$251,820	(9.58)%

During the three and six months ended June 30, 2026, the Company recorded a net provision for credit losses of $2.0 million and $1.9 million, respectively, related to investments in leases, financing receivables, and sales-type leases.

During the three and six months ended June 30, 2025, the Company recorded net provisions for credit losses of $46.2 million and $82.2 million, respectively, related to investments in leases, financing receivables, and sales-type leases. These provisions were primarily driven by a sequential deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations. The macroeconomic forecast as of March 31, 2025 was more pessimistic than the forecast used as of December 31, 2024, resulting in a provision during the three months ended March 31, 2025. The outlook further deteriorated as of June 30, 2025, leading to an additional provision during the three months ended June 30, 2025.

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

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and is summarized as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Land and improvements	$4,027,443	$3,588,793
Building and improvements	7,748,205	7,353,409
Construction in progress	510,322	230,831
Total real estate investments	12,285,970	11,173,033
Less accumulated depreciation	(2,727,700)	(2,698,772)
Real estate investments, net	$9,558,270	$8,474,261

The increase in land and improvements and building and improvements relates to the acquisition of the Bally's Lincoln real estate assets, in addition to the landside development projects for Bally's Marquette and the new Aurora landside casino, partially offset by the removal of the assets related to the former Aurora casino. Aurora relocated landside on June 24, 2026. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real estate loans, net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of June 30, 2026 and December 31, 2025, $134 million and $150 million, respectively, were outstanding under the Rockford Loan. In June 2026, $16 million of the Rockford Loan was repaid and the maturity date was extended to December 31, 2029. The contractual interest rate remained unchanged at 8%. The amendment also requires a principal payment of $12 million on or before March 31, 2028 and an additional principal payment of $10 million on or before March 31, 2029.

The Company also entered into the Ione Loan for up to $110 million, of which $98.7 million and $56.6 million were outstanding as of June 30, 2026 and December 31, 2025, respectively. The Ione Loan has an 11% annual interest rate and matures in September 2029.

The Company also entered into the Dry Creek Loan on December 4, 2025, and $45.3 million was drawn as of June 30, 2026 and December 31, 2025. The term loan B was issued at an original issue discount of 3% and bears interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

As discussed in Note 1, the Company concluded that amounts funded and the commitment to fund the development of Virginia Live! should be accounted for as a loan and a loan commitment, respectively. Accordingly, approximately $27.0 million funded on January 15, 2026 to acquire the land for the project has been classified as a real estate loan, and interest income is recognized at an annual rate of 8.0%. Upon completion of construction and commencement of operations, the Company expects the arrangement to be evaluated under the sale-leaseback guidance in ASC 842 to determine the appropriate lease classification.

The following is a summary of the balances of the Company's real estate loans, net.

	June 30, 2026	December 31, 2025
	(in thousands)
Real estate loans (1)	$303,801	$250,515
Less: Allowance for credit losses	(7,542)	(2,516)
Real estate loans, net	$296,259	$247,999

(1) Includes an unearned discount of $1.2 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively.

The change in the allowance for credit losses for the Company's real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Dry Creek Loan	Cordish Virginia	Total
December 31, 2025	$(1,279)	$(399)	$(838)	$—	$(2,516)
Change in allowance	(1,616)	(246)	(294)	(248)	(2,404)
Ending balance at March 31, 2026	$(2,895)	$(645)	$(1,132)	$(248)	$(4,920)
Change in allowance	(3,186)	289	182	93	(2,622)
Ending balance at June 30, 2026	$(6,081)	$(356)	$(950)	$(155)	$(7,542)

	Rockford Loan	Ione Loan	Total
Balance at December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	$(7,426)	$(150)	$(7,576)
Change in allowance	(6,877)	(208)	(7,085)
Ending balance at June 30, 2025	$(14,303)	$(358)	$(14,661)

The amortized cost basis of the Company's real estate loans, financing receivables by year of origination is shown below as of June 30, 2026 (in thousands):

Origination year	Real estate loans	Allowance for credit losses	Amortized cost basis at June 30, 2026	Allowance as a percentage of outstanding real estate loans
2026	$27,108	$(155)	$26,953	(0.57)%
2025	44,024	(950)	43,074	(2.16)%
2024	98,669	(356)	98,313	(0.36)%
2023	134,000	(6,081)	127,919	(4.54)%
Total	$303,801	$(7,542)	$296,259	(2.48)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded a provision for credit losses of $2.6 million and $5.0 million for the three month and six month periods ended June 30, 2026 on the Company's real estate loans, respectively. The Company recorded a provision for credit losses of $7.1 million and $10.1 million for the three months and six months ended June 30, 2025.

Additionally, the Company recorded a benefit of $1.6 million and $14.1 million during the three month and six month periods ended June 30, 2026 on unfunded loan commitments compared to a provision of $0.4 million and $0.6 million during the three month and six month periods ended June 30, 2025. The benefit for the six month period ended June 30, 2026 was primarily due to an improvement in the estimated real estate values that will comprise the Company's real estate portfolio for the Virginia Live! development project. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $2.7 million and $16.8 million at June 30, 2026 and December 31, 2025, respectively. The Company's borrowers were current on their loan obligations as of June 30, 2026 and December 31, 2025.

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

Land rights, net represent the Company's rights to land subject to long-term ground leases. The Company obtained ground lease rights through the acquisition of several of its rental properties and immediately subleased the land to its tenants. These land rights represent the below market value of the related ground leases. The Company assessed the acquired ground leases to determine if the lease terms were favorable or unfavorable, given market conditions at the acquisition date. Because the market rents to be received under the Company's triple-net tenant leases were greater than the rents to be paid under the acquired ground leases, the Company concluded that the ground leases were below market and were therefore required to be recorded as a definite-lived asset (land rights) on its books.

Components of the Company's right-of-use assets and land rights, net are detailed below (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use assets - operating leases	$240,313	$242,053
Land rights, net	821,570	830,110
Right-of-use assets and land rights, net	$1,061,883	$1,072,163

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights, net, consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(126,733)	(118,193)
Land rights, net	$821,570	$830,110

As of June 30, 2026, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$8,540
2027	17,079
2028	17,079
2029	17,079
2030	17,079
Thereafter	744,714
Total	$821,570

Operating Lease Liabilities

At June 30, 2026, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$8,633
2027	16,762
2028	16,649
2029	16,686
2030	16,699
Thereafter	769,516
Total lease payments	$844,945
Less: interest	(604,221)
Present value of lease liabilities	$240,724

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$4,315	$4,315	$8,630	$8,630
Variable lease cost	5,564	5,357	10,777	10,327
Amortization of land right assets	4,270	4,270	8,540	8,540
Total lease cost	$14,149	$13,942	$27,947	$27,497

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

June 30, 2026
Weighted average remaining lease term - operating leases	52.06 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$418	$416	$836	$831

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as financing lease liabilities on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.06% to arrive at the initial lease obligations. At June 30, 2026, payments under the Company's financing lease liabilities were as follows (in thousands):

2026 (remainder of year)	$1,361
2027	2,735
2028	2,758
2029	2,782
2030	2,805
Thereafter	308,234
Total lease payments	$320,675
Less: Interest	(259,252)
Present value of finance lease liability	$61,423

7.    Long-term Debt

Long-term debt is as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$329,961	$331,624
2022 Term Loan Agreement due September 2027	—	600,000
2026 Term Loan due December 2028	679,000	—
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$600 million 5.250% senior unsecured notes due February 2033	600,000	600,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	800,000
$800 million 5.625% senior unsecured notes due March 2036	800,000	—
$700 million 5.750% senior unsecured notes due November 2037	700,000	700,000
$400 million 6.250% senior unsecured notes due September 2054	400,000	400,000
Other	—	140
Total long-term debt	8,158,961	7,281,764
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(81,220)	(78,033)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$8,077,741	$7,203,731

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2026 (in thousands):

2026 (remainder of year)	$1,661
2027	3,325
2028	1,503,975
2029	750,000
2030	700,000
Over 5 years	5,200,000
Total minimum payments	$8,158,961

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

The interest rates per annum applicable to the 2026 Term Loan are, at GLP Capital’s option, equal to either a Secured Overnight Financing Rate (“SOFR”) based rate or a base rate plus an applicable margin, which ranges from 0.850% to 1.70% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the credit facility under the Credit Agreement. The weighted average interest rate under the 2026 Term Loan at June 30, 2026 was 4.91%.

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

At June 30, 2026, $330.0 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,759.6 million of available borrowing capacity under the Revolver as of June 30, 2026. The weighted average interest rate under the Revolver at June 30, 2026 was 4.94%.

Senior Unsecured Notes

At June 30, 2026, the Company had $7,150.0 million of outstanding senior unsecured notes (the "Senior Notes"). During the six months ended June 30, 2026, the Company issued $800 million of 5.625% Senior Notes that will mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay the 2022 Term Loan Agreement and for working capital and general corporate purposes.
At June 30, 2026, the Company was in compliance with all required financial covenants on its debt obligations.

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

Investment in Leases, Sales-Type, Net

The fair value of the Company's investment in leases, sales-type, net was initially based on a third-party valuation report which utilized both market-based and income-based valuation approaches to value the underlying land related to the applicable lease at the lease reassessment date. Subsequent changes in the fair value from this date are based on changes in the commercial real estate price index. As such, this was determined to be a Level 3 measurement as defined under ASC 820.

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

Long-term Debt

The fair values of the Senior Notes are estimated based on quoted prices in active markets and as such are Level 1 measurements as defined under ASC 820. The fair value of the obligations in our Credit Agreement is based on indicative pricing from market information (Level 2 inputs).

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$319,004	$319,004	$224,314	$224,314
Investment in leases, financing receivables, net	2,566,924	2,280,886	2,557,504	2,150,560
Investment in leases, sales-type, net	251,820	283,710	248,421	268,107
Real estate loans, net	296,259	297,151	247,999	250,689
Deferred compensation plan assets	50,584	50,584	46,154	46,154
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loans	1,008,961	1,008,961	931,624	931,624
Senior Notes	7,150,000	6,981,425	6,350,000	6,295,709

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2026 and 2025.

9.    Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, and other matters arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. The majority of these matters are subject to indemnification and defense obligations of our tenants. The Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time-consuming, and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s financial condition, results of operations or liquidity. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Funding commitments

As of June 30, 2026, the Company has entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at June 30, 2026
Relocation of Hollywood Casino Aurora	$225 million	$225.0 million
Funding associated with a landside move at Ameristar Casino Council Bluffs (1)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$475.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$98.9 million
Funding associated with the future site and construction for Live! Virginia Casino & Hotel	$467 million	$27.0 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

(1) The Company has agreed to fund, if requested by PENN at its sole discretion, on or before March 31, 2029, construction improvements in an amount not to exceed the greater of (i) the hard costs associated with the project and (ii) $150.0 million at a 7.10% capitalization rate.

10.    Revenue Recognition

Lease terms

Under ASC 842, the Company is required at lease inception (and if applicable at a lease reassessment date) to determine the term of the lease. This requires concluding whether it is reasonably assured that our tenants will exercise their renewal options contained within the lease. The initial lease term is a key judgment that is utilized in the lease classification test to determine whether the lease is an operating lease, sales-type lease or direct financing lease. The Company currently has not included tenant renewal options in its determination of the initial lease term. The Company assesses whether to include tenant renewal options in its calculation of the lease term based on several factors, including but not limited to, whether its tenants' leases represent substantially all of the tenants' earnings and revenues, the ability of its tenants to sell their leased operations for fair value and whether the initial term of its leases is for a significant period of time.

Details of the Company's income from real estate for the three and six months ended June 30, 2026 was as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Building base rent	$339,692	$668,243
Land base rent	49,649	99,299
Percentage rent and other rental revenue	17,712	35,979
Interest income on real estate loans	7,624	14,547
Total cash income	$414,677	$818,068
Straight-line rent adjustments	(1,455)	(1,926)
Ground rent in revenue	9,970	19,623
Accretion on financing receivables	7,327	14,739
Total income from real estate	$430,519	$850,504
As of June 30, 2026, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2026 (remainder of year)	$699,462	$26,462	$7,810	$733,734
2027	1,403,987	47,860	15,154	1,467,001
2028	1,377,737	40,460	15,036	1,433,233
2029	1,345,851	34,176	15,036	1,395,063
2030	1,352,238	27,789	15,043	1,395,070
Thereafter	4,411,649	(25,206)	58,508	4,444,951
Total	$10,590,924	$151,541	$126,587	$10,869,052
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

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities in accordance with the two class method. The Company's participating securities are related to certain employee equity awards that receive non-forfeitable dividends. Specifically, time-based restricted stock awards receive non-forfeitable dividends equivalent to what common shareholders receive during these awards vesting periods. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. The effect of the conversion of the LTIP Units and OP Units to common shares is excluded from the computation of basic and diluted earnings per share because the exchange of LTIP Units and OP Units into common stock is on a one-for-one basis and all net income attributable to the noncontrolling interest holders are recorded as income attributable to noncontrolling interests and thus is excluded from net income available to common shareholders. In accordance with ASC 260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	285,725	277,438	284,479	276,140
Assumed conversion of restricted stock awards (1)	101	120	90	103
Assumed conversion of performance-based restricted stock awards	31	239	24	221
Total	285,857	277,797	284,593	276,464

(1) These awards which are participating securities are accounted for under the two-class method and excluded from the computation of diluted shares as they are a separate class.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$228,416	$151,439	$460,245	$316,623
Less: Net income allocated to participating securities	(163)	(192)	(319)	(380)
Net income for earnings per share purposes	$228,253	$151,247	$459,926	$316,243
Weighted-average common shares outstanding	285,725	277,438	284,479	276,140
Basic EPS	$0.80	$0.55	$1.62	$1.15

Calculation of diluted EPS:
Net income for earnings per share purposes	$228,253	$151,247	$459,926	$316,243
Diluted weighted-average common shares outstanding	285,756	277,677	284,503	276,361
Diluted EPS	$0.80	$0.54	$1.62	$1.14

Antidilutive securities excluded from the computation of diluted earnings per share	102	137	115	139

12.    Equity

Common stock issuance

On May 2, 2025, the Company entered into a new continuous equity offering program under which the Company may sell up to an aggregate of $1.25 billion of its common stock from time to time through a sales agent in "at the market" offerings (the "2025 ATM Program"). The issuance of securities through the 2025 ATM Program will depend on a variety of factors, including market conditions, the trading price of the Company's common stock and determinations of the appropriate sources of funding. The Company may sell the shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the 2025 ATM Program. The 2025 ATM Program also allows the Company to enter into forward sale agreements. In no event will the aggregate number of shares sold under the 2025 ATM Program (whether under any forward sale agreement or through a sales agent), have an aggregate sales price in excess of $1.25 billion. The Company expects that, if it enters into a forward sale contract, to physically settle each forward sale agreement with the forward purchaser on one or more dates specified by the Company prior to the maturity date of that particular forward sale agreement, in which case the aggregate net cash proceeds at settlement will equal the number of shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a particular forward sale agreement, in which case cash proceeds may or may not be received or cash may be owed to the forward purchaser.

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

On June 1, 2026, the Company settled a forward sale agreement and issued 7,589,487 shares for a net sales price of $351.0 million inclusive of certain contractual adjustments. Reflecting the impact of this forward sale agreement, the Company has $886.7 million remaining for issuance under the 2025 ATM Program as of June 30, 2026.

Noncontrolling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. Once vested, the OP Units are redeemable for cash, or at the Company's option, shares of common stock of the Company on a one-for-one basis. On June 30, 2026, 108,000 OP units were redeemed and an equal number of shares of the Company's common stock were issued. As partial consideration for the closing of the real property assets under the Bally's Master Lease II that occurred on February 11, 2026, the Company’s operating partnership issued 332,890 newly-issued OP units to affiliates of Bally's which were valued at $15.4 million. As of June 30, 2026, the Company holds a 96.9% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheets. The Company paid $7.2 million and $14.1 million in distributions to the noncontrolling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2026. The Company paid $6.5 million and $12.8 million in distributions to the noncontrolling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and six month periods ended June 30, 2025.

The Company’s net income or loss is allocated to noncontrolling interests based on the respective economic interests in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Income in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the economically participating LTIP Units and OP Units by the total economically participating units and shares outstanding.

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

Dividends

The following table lists the dividends declared and paid by the Company during the six months ended June 30, 2026 and 2025:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2026
February 18, 2026	March 13, 2026	Common Stock	$0.78	First Quarter 2026	March 27, 2026	$220,913
May 20, 2026	June 12, 2026	Common Stock	$0.82	Second Quarter 2026	June 26, 2026	$238,465

2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873
May 15, 2025	June 13, 2025	Common Stock	$0.78	Second Quarter 2025	June 27, 2025	$220,743

In addition, for the three and six months ended June 30, 2026, dividend payments were made to GLPI restricted stock award holders in the amount of $0.1 million and $0.3 million. For the three and six months ended June 30, 2025, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.4 million.

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

As of June 30, 2026, there was $4.1 million of total unrecognized compensation cost for time-based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.55 years. For the three and six months ended June 30, 2026, the Company recognized $1.0 million and $3.1 million of compensation expense associated with these awards, compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2025, within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income.

The following table contains information on time-based restricted stock award activity for the six months ended June 30, 2026:

Number of Award Shares
Outstanding at December 31, 2025	217,234
Granted	126,946
Released	(145,195)
Outstanding at June 30, 2026	198,985

Performance-based restricted stock awards have a three-year cliff vesting schedule with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of June 30, 2026, there was $8.7 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.58 years.  For the three and six months ended June 30, 2026, the Company recognized $2.0 million and $4.0 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to $3.1 million and $6.2 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the six months ended June 30, 2026:

Number of Performance-Based Award Shares
Outstanding at December 31, 2025	1,162,000
Granted	141,000
Released	(179,557)
Canceled	(274,443)
Outstanding at June 30, 2026	849,000

As of June 30, 2026, there was $1.9 million of total unrecognized compensation cost for time-based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.32 years. For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $2.9 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to $0.1 million and $2.9 million for the corresponding periods in the prior year.

The following table contains information on time-based LTIP award activity for the six months ended June 30, 2026:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2025	70,000
Granted	96,000
Released	(23,334)
Outstanding at June 30, 2026	142,666

Performance-based LTIP awards have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of June 30, 2026, there was $11.7 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 2.18 years.  For the three and six months ended June 30, 2026, the Company recognized $1.4 million and $2.8 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to $0.7 million and $1.5 million for the corresponding periods in the prior year.

The following table contains information on performance-based LTIP award activity for the six months ended June 30, 2026:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2025	280,000
Granted	384,000
Outstanding at June 30, 2026	664,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for income taxes, net of refunds received	$1,834	$1,783	$1,834	$1,783
Cash paid for interest	$60,894	$65,460	$177,384	$191,332
Noncash Investing and Financing Activities

During the three month period ended June 30, 2026, 108,000 OP units were converted into an equal number of common shares which resulted in the reclassification of $4.8 million from noncontrolling interests to common stock and additional paid-in capital on the Company's Condensed Consolidated Balance Sheet.

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

As discussed in Note 1, on February 11, 2026, the Company completed the purchase of the real property assets of Bally’s Lincoln and the properties were leased back to Bally's subject to the terms of the Bally's Master Lease II. The Company paid cash of $688.0 million and issued 332,890 OP Units valued at $15.4 million based on the Company's closing stock price at the acquisition date. The purchase price allocation of these assets based on their fair values at the acquisition date are summarized below (in thousands).

Land and improvements	$443,587
Building and improvements	259,810
Total purchase price	$703,397

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three and six months ended June 30, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of June 30, 2026, GLPI holds a 96.9% controlling financial interest in the operating partnership.

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

Property and lease information

The Company has disclosed the following key terms of its master leases and single-property leases in the tables below, along with the properties within each lease at June 30, 2026. We believe the following key terms are important for users of our financial statements to understand.

•The Coverage ratio is a defined term in each respective lease agreement with our tenants and represents the ratio of Adjusted EBITDAR to rent expense for the properties contained within each lease. Adjusted EBITDAR is defined in each respective lease but is generally consistent with the Company's definition of Adjusted EBITDA as described in the Results of Operations section of this Management's Discussion and Analysis, plus rent expense paid to GLPI.

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

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at March 31, 2026	1.82		2.1
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		November 2028
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at March 31, 2026	1.70 (3)		1.98
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2028		N/A
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

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	Bally's Marquette	Marquette, IA
	Bally's Shreveport Casino & Hotel	Shreveport, LA	Bally's Baton Rouge	Baton Rouge, LA
	Draft Kings at Casino Queen (4)	East St. Louis, IL
	The Queen Baton Rouge (4)	Baton Rouge, LA
	Bally's Twin River Lincoln Casino Resort	Lincoln, RI
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		(5)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at March 31, 2026	2.17 (6)		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
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
(4)    Effective July 1, 2025, these properties were transferred to Bally's Master Lease II and the associated annual rental income of $28.9 million was reallocated from the Casino Queen Master Lease to Bally's Master Lease II. The Bally's Master Lease II rent coverage ratio has been restated on a pro forma basis.
(5)    If a default were to occur under the Casino Queen Master Lease, the Company has the right under the terms of the lease to elect to amend Bally’s Master Lease II and place the assets into it, which carries a corporate guarantee.

(6)    Coverage ratio above is pro forma for the acquisition of the real estate assets of Bally's Twin River Lincoln Casino Resort which closed on February 11, 2026.

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		2%
Coverage ratio at March 31, 2026	2.46		1.58
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2028		N/A

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
			Sunland Park Race Track & Casino	Sunland Park, NM
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at March 31, 2026	2.34		1.88 (3)
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		June
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.
(3)    Coverage ratio above is pro forma for the acquisition of the real estate assets of Sunland Park which closed on October 15, 2025.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease
Operator	Boyd	Caesars	PENN
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown
	Cincinnati, OH	St. Louis, MO	Morgantown, PA
Commencement Date	10/15/2018	9/29/2020	10/1/2020
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A
Competitive Radius Landlord Protection	Yes	Yes	N/A
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.75% (1)	1.25% (2)
Coverage ratio at March 31, 2026	2.92	2.06	N/A
Minimum Escalator Coverage Governor	1.8	N/A	N/A
Yearly Anniversary for Realization	May	October	December
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A
Next Reset	May 2028	N/A	N/A

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

Single Property Leases
	MD Live! Lease	Tropicana Lease	Tioga Downs Lease
Operator	Cordish	Bally's	American Racing and Entertainment
Properties	Live! Casino & Hotel Maryland	Tropicana Las Vegas	Tioga Downs
	Hanover, MD	Las Vegas, NV	Nichols, NY
Commencement Date	12/29/2021	9/26/2022	2/6/2024
Lease Expiration Date	12/31/2060	9/25/2072	2/28/2054
Remaining Renewal Terms	21 (1x11 years, 1x10 years)	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%	(2)	1.75% (3)
Coverage ratio at March 31, 2026	3.42	N/A	1.98
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	January	October	March
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

Single Property Leases
	Rockford Lease	Bally's Chicago Lease	Virginia Live!
Operator	(managed by Hard Rock)	Bally's	Cordish
Properties	Hard Rock Casino Rockford	Bally's Chicago Development	Cordish Virginia Live! Development
	Rockford, IL	Chicago, IL	Petersburg, Virginia
Commencement Date	8/29/2023	7/18/2025	1/15/2026
Lease Expiration Date	8/31/2122	7/31/2040	(3)
Remaining Renewal Terms	None	20 (4 x 5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	(2)	1.75%
Coverage ratio at March 31, 2026	N/A	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	September	August	(3)
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

(3)    During the construction period, amounts funded for the Virginia Live! development are accounted for as real estate loans because the lessee controls the underlying asset under construction. Upon completion of construction and when the facility is ready for its intended use, the Company will apply the sale and leaseback guidance to determine the appropriate lease classification. Pursuant to the lease agreement, the initial lease term expires on the last day of the calendar month in which the 39th anniversary of the facility's opening occurs, and annual rent escalations commence on the first anniversary of the facility's opening date. Accordingly, the lease expiration date and rent escalation anniversary date will be determined upon the facility's opening date.

Funding commitments

As of June 30, 2026, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Maximum Commitment amount	Amount funded at June 30, 2026
Relocation of Hollywood Casino Aurora	$225 million	$225.0 million
Funding associated with a landside move at Ameristar Casino Council Bluffs (1)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$475.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$98.9 million
Funding associated with the future site and construction for Live! Virginia Casino & Hotel	$467 million	$27.0 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and six months ended June 30, 2026.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $430.5 million and $332.4 million, respectively, for the three months ended June 30, 2026, compared to $394.9 million and $242.1 million, respectively, for the corresponding period in the prior year. The Company reported total revenues and income from operations of $850.5 million and $665.7 million, respectively for the six months ended June 30, 2026 compared to $790.1 million and $500.9 million for the corresponding period in the prior year.

The major factors affecting our results for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were as follows:

•Total income from real estate increased by $35.6 million to $430.5 million for the three months ended June 30, 2026 compared to $394.9 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $38.7 million for the three months ended June 30, 2026. Additionally, the three months ended June 30, 2026 benefited by $4.5 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.2 million and higher accretion of $0.5 million on our investment in leases partially offset by unfavorable straight-line rent adjustments of $7.9 million and lower percentage rents of $0.4 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $60.4 million to $850.5 million for the six months ended June 30, 2026 compared to $790.1 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $67.0 million for the six months ended June 30, 2026. Additionally, the six months ended June 30, 2026 benefited by $8.9 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.5 million and higher accretion of $1.0 million on our investment in leases. These items were partially offset by unfavorable straight-line rent adjustments of $16.8 million and lower percentage rents of $0.2 million compared to the corresponding period in the prior year.
•Total operating expenses decreased by $54.7 million for the three months ended June 30, 2026 as compared to the corresponding period in the prior year. The primary reason for the decrease was due to a decrease in the provision for credit losses of $50.7 million during the three months ended June 30, 2026 compared to the corresponding period in the prior year. The provision decrease was due to the significant provision recorded in the prior year. This was due to a more pessimistic forward-looking economic forecast utilized at June 30, 2025 compared to March 31, 2025. Additionally, general and administrative expenses decreased by $2.7 million due primarily from lower stock-based compensation costs and deal costs. The Company also incurred lower depreciation expense of $2.7 million due to accelerated depreciation in the corresponding period in the prior year related to the historical Hollywood Casino Joliet and Hollywood Casino Aurora properties being redeveloped by PENN, partially offset by depreciation on recently acquired and developed assets. Partially offsetting these decreases was a $1.2 million writedown on land associated with the former Hollywood Casino Aurora property during the three months ended June 30, 2026.

•Total operating expenses decreased by $104.5 million for the six months ended June 30, 2026 as compared to the corresponding period in the prior year. The primary reason for the decrease was due to a decrease in the provision for credit losses of $100.1 million during the six months ended June 30, 2026. The provision decrease was due to the significant provision recorded in the prior year. This was due to a more pessimistic forward-looking economic forecast at June 30, 2025 compared to what was utilized at December 31, 2024. Additionally, general and administrative expenses decreased by $3.4 million due primarily from lower stock-based compensation costs and deal costs. The Company also incurred lower depreciation expense of $2.6 million due to accelerated depreciation in the prior year related to the historical Hollywood Casino Joliet and Hollywood Casino Aurora properties being redeveloped by PENN, partially offset by depreciation on recently acquired and developed assets. Partially offsetting these decreases was the aforementioned $1.2 million land writedown associated with the former Hollywood Casino Aurora property and higher land rights and ground lease expense of $0.5 million due to the acquisition of the assets in Bally's Master Lease II.

•Other expenses increased by $11.5 million and $17.0 million for the three and six months ended June 30, 2026, primarily due to higher interest expense of $10.8 million and $9.4 million associated with the Company's increased borrowings to fund our recent acquisitions and lower interest income of $0.7 million and $7.3 million, respectively from lower cash on hand and investments.

•Net income increased by $78.8 million and $147.8 million for the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

The consolidated results of operations for the three and six months ended June 30, 2026 and 2025 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total revenues	$430,519	$394,876	$850,504	$790,111
Total operating expenses	98,127	152,812	184,763	289,213
Income from operations	332,392	242,064	665,741	500,898
Total other expenses	(96,847)	(85,354)	(190,234)	(173,270)
Income before income taxes	235,545	156,710	475,507	327,628
Income tax expense	601	545	1,161	1,109
Net income	$234,944	$156,165	$474,346	$326,519
Net income attributable to noncontrolling interest in the Operating Partnership	(6,528)	(4,726)	(14,101)	(9,896)
Net income attributable to common shareholders	$228,416	$151,439	$460,245	$316,623

FFO, AFFO and Adjusted EBITDA

Funds From Operations ("FFO"), Adjusted Funds From Operations ("AFFO") and Adjusted EBITDA are non-U.S. generally accepted accounting principles ("GAAP") financial measures used by the Company as performance measures for benchmarking against the Company’s peers and as internal measures of business operating performance, which is used as a bonus metric. These metrics are presented assuming full conversion of limited partnership units to common shares and therefore before the income statement impact of noncontrolling interests. The Company believes FFO, AFFO and Adjusted EBITDA provide a meaningful perspective of the underlying operating performance of the Company’s current business. This is especially true since these measures exclude real estate depreciation and we believe that real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.

FFO, AFFO and Adjusted EBITDA are non-GAAP financial measures that are considered supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding (gains) or losses from dispositions of property and real estate depreciation. We define AFFO as FFO excluding, as applicable to the particular period, stock-based compensation expense; the amortization of debt issuance costs, bond premiums and original issuance discounts; other depreciation; amortization of land rights; accretion on investment in leases; non-cash adjustments to financing lease liabilities; straight-line rent and deferred rent adjustments; losses on debt extinguishment and other financing costs; severance charges; capitalized interest; and provision (benefit) for credit losses, net, reduced by capital maintenance expenditures. Finally, we define Adjusted EBITDA as net income excluding, as applicable to the particular period, interest, net; income tax expense; real estate depreciation; other depreciation; (gains) or losses from dispositions of property; stock-based compensation expense; straight-line rent and deferred rent adjustments; amortization of land rights; accretion on investment in leases; non-cash adjustments to financing lease liabilities; losses on debt extinguishment and other financing costs; severance charges; and provision (benefit) for credit losses, net.

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$234,944	$156,165	$474,346	$326,519
Losses (gains) from dispositions of property	1,170	—	1,170	(125)
Real estate depreciation	66,186	68,749	130,738	133,278
Funds from operations	$302,300	$224,914	$606,254	$459,672
Straight-line rent and deferred rent adjustments	1,455	(6,433)	1,926	(14,845)
Other depreciation	397	486	882	969
Provision (benefit) for credit losses, net	2,980	53,728	(7,157)	92,974
Amortization of land rights	4,270	4,270	8,540	8,540
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,635	3,227	7,103	6,459
Stock-based compensation	4,644	6,156	12,748	15,014
Losses on debt extinguishment and other financing costs	—	—	268
Accretion on investment in leases	(7,327)	(6,866)	(14,739)	(13,762)
Non-cash adjustment to financing lease liabilities	106	107	204	205
Capitalized interest	(8,484)	(3,411)	(14,914)	(7,016)
Capital maintenance expenditures	—	(121)	—	(157)
Adjusted funds from operations	$303,976	$276,057	$601,115	$548,053
Interest, net	96,065	84,576	188,411	171,725
Income tax expense	601	545	1,161	1,109
Capital maintenance expenditures	—	121	—	157
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,635)	(3,227)	(7,103)	(6,459)
Capitalized interest	8,484	3,411	14,914	7,016
Adjusted EBITDA	$405,491	$361,483	$798,498	$721,601

Net income, FFO, AFFO and Adjusted EBITDA were $234.9 million, $302.3 million, $304.0 million, and $405.5 million for the three months ended June 30, 2026, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $156.2 million, $224.9 million, $276.1 million and $361.5 million for the corresponding period in the prior year. The increase in net income of $78.8 million was primarily attributable to lower operating expenses of $54.7 million (which was driven by the decrease in provision for credit losses of $50.7 million) and an increase in total revenues of $35.6 million. This was partially offset by higher other expenses of $11.5 million driven by higher interest expense to partially finance our acquisitions.

Net income, FFO, AFFO and Adjusted EBITDA were $474.3 million, $606.3 million, $601.1 million, and $798.5 million for the six months ended June 30, 2026, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $326.5 million, $459.7 million, $548.1 million and $721.6 million for the corresponding period in the prior year. The increase in net income of $147.8 million was primarily attributable to lower operating expenses of $104.5 million (which was driven by a decline in the provision for credit losses of $100.1 million) and an increase in total revenues of $60.4 million. This was partially offset by higher other expenses of $17.0 million (driven by higher interest expense to partially finance our acquisitions and lower interest income earned on cash and investments)
The increases in FFO for the three and six months ended June 30, 2026 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The increases in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Rental income	$366,204	$339,527	$26,677	7.9%
Income from investment in leases, financing receivables	52,854	47,926	4,928	10.3%
Income from sales-type leases	3,837	3,762	75	2.0%
Interest income from real estate loans	7,624	3,661	3,963	108.2%
Total income from real estate	$430,519	$394,876	$35,643	9.0%

	Six Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Rental income	$722,726	$679,779	$42,947	6.3%
Income from investment in leases, financing receivables	105,556	95,690	9,866	10.3%
Income from sales-type leases	7,675	7,522	153	2.0%
Interest income from real estate loans	14,547	7,120	7,427	104.3%
Total income from real estate	850,504	$790,111	60,393	7.6%

Total income from real estate

•Total income from real estate increased by $35.6 million to $430.5 million for the three months ended June 30, 2026 compared to $394.9 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $38.7 million for the three months ended June 30, 2026. Additionally, the three months ended June 30, 2026 benefited by $4.5 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.2 million and higher accretion of $0.5 million on its Investment in leases partially offset by unfavorable straight-line rent adjustments of $7.9 million and lower percentage rents of $0.4 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $60.4 million to $850.5 million for the six months ended June 30, 2026 compared to $790.1 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $67.0 million for the six months ended June 30, 2026. Additionally, the six months ended June 30, 2026 benefited by $8.9 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.5 million and higher accretion of $1.0 million on its Investment in leases. These items were partially offset by unfavorable straight-line rent adjustments of $16.8 million and lower percentage rents of $0.2 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three and six months ended June 30, 2026 was as follows (in thousands)

Three Months Ended June 30, 2026	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$55,234	$10,758	$6,461	$—	$72,453	$4,952	$676	$—	$78,081
PENN 2023 Master Lease	66,482	—	135	—	66,617	4,128	—	—	70,745
Amended Pinnacle Master Lease	61,483	17,814	7,584	—	86,881	1,858	2,248	—	90,987
PENN Morgantown Lease	—	806	—	—	806	—	—	—	806
Caesars Master Lease	16,588	5,932	—	—	22,520	1,630	330	—	24,480
Horseshoe St. Louis Lease	6,096	—	—	—	6,096	221	—	—	6,317
Boyd Master Lease	21,157	2,947	3,034	—	27,138	(333)	527	—	27,332
Boyd Belterra Lease	748	473	498	—	1,719	(43)	—	—	1,676
Bally's Master Lease	27,106	—	—	—	27,106	—	2,737	—	29,843
Bally's Master Lease II	29,570	—	—	—	29,570	(67)	902	—	30,405
Maryland Live! Lease	19,751	—	—	—	19,751	—	2,129	3,239	25,119
Pennsylvania Live! Master Lease	13,168	—	—	—	13,168	—	315	2,095	15,578
Casino Queen Master Lease	3,611	—	—	—	3,611	47	—	—	3,658
Tropicana Las Vegas Lease	—	3,838	—	—	3,838	—	—	(1)	3,837
Rockford Lease	—	2,081	—	—	2,081	—	—	531	2,612
Rockford Loan	—	—	—	3,033	3,033	—	—	—	3,033
Tioga Downs Lease	3,760	—	—	—	3,760	—	1	551	4,312
Strategic Gaming Leases	6,090	—	—	—	6,090	—	105	912	7,107
Ione Loan	—	—	—	2,605	2,605	—	—	—	2,605
Bally's Chicago Lease	8,848	5,000	—	—	13,848	(13,848)	—	—	—
Dry Creek Loan	—	—	—	1,446	1,446	—	—	—	1,446
Virginia Live! Development	—	—	—	540	540	—	—	—	540
Total	$339,692	$49,649	$17,712	$7,624	$414,677	$(1,455)	$9,970	$7,327	$430,519

Six Months Ended June 30, 2026	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$110,469	$21,517	$12,975	$—	$144,961	$9,904	$1,249	$—	$156,114
PENN 2023 Master Lease	132,624	—	220	—	132,844	8,256	—	—	141,100
Amended Pinnacle Master Lease	122,965	35,628	15,706	—	174,299	3,716	4,456	—	182,471
PENN Morgantown Lease	—	1,612	—	—	1,612	—	—	—	1,612
Caesars Master Lease	33,175	11,864	—	—	45,039	3,261	660	—	48,960
Horseshoe St. Louis Lease	12,192	—	—	—	12,192	440	—	—	12,632
Boyd Master Lease	42,036	5,893	6,080	—	54,009	(2,697)	1,053	—	52,365
Boyd Belterra Lease	1,486	947	998	—	3,431	(420)	—	—	3,011
Bally's Master Lease	54,045	—	—	—	54,045	—	5,336	—	59,381
Bally's Master Lease II	52,607	—	—	—	52,607	(133)	1,871	—	54,345
Maryland Live! Lease	39,503	—	—	—	39,503	—	4,168	6,420	50,091
Pennsylvania Live! Master Lease	26,185	—	—	—	26,185	—	616	4,297	31,098
Casino Queen Master Lease	6,986	—	—	—	6,986	102	—	—	7,088
Tropicana Las Vegas Lease	—	7,676	—	—	7,676	—	—	(1)	7,675
Rockford Lease	—	4,162	—	—	4,162	—	—	1,049	5,211
Rockford Loan	—	—	—	6,033	6,033	—	—	—	6,033
Tioga Downs Lease	7,476	—	—	—	7,476	—	3	1,131	8,610
Strategic Gaming Leases	12,139	—	—	—	12,139	—	211	1,843	14,193
Ione Loan	—	—	—	4,631	4,631	—	—	—	4,631
Bally's Chicago Lease	14,355	10,000	—	—	24,355	(24,355)	—	—	—
Dry Creek Loan	—	—	—	2,882	2,882	—	—	—	2,882
Virginia Live! Development	—	—	—	1,001	1,001	—	—	—	1,001
Total	$668,243	$99,299	$35,979	$14,547	$818,068	$(1,926)	$19,623	$14,739	$850,504

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

The Company recognizes earnings on Investment in leases, financing receivables and Investment in leases, sales-type based on the effective yield method using the discount rate implicit in the leases. The amounts in the table above labeled accretion on leases represent earnings recognized in excess of cash received during the period.

Operating expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Land rights and ground lease expense	$14,149	$13,942	$207	1.5%
General and administrative	13,245	15,907	(2,662)	(16.7)%
Losses (gains) from dispositions	1,170	—	1,170	N/A
Depreciation	66,583	69,235	(2,652)	(3.8)%
Provision for credit losses	2,980	53,728	(50,748)	(94.5)%
Total operating expenses	$98,127	$152,812	$(54,685)	(35.8)%

	Six Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Land rights and ground lease expense	27,947	27,497	450	1.6%
General and administrative	31,183	34,620	(3,437)	(9.9)%
Losses (gains) from dispositions	1,170	(125)	1,295	(1,036.0)%
Depreciation	131,620	134,247	(2,627)	(2.0)%
Provision for credit losses	(7,157)	92,974	(100,131)	(107.7)%
Total operating expenses	184,763	289,213	(104,450)	(36.1)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2026, as compared to the corresponding period in the prior year due to the acquisition of the real estate assets in Bally's Master Lease II.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock-based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $2.7 million and $3.4 million for the three and six months ended June 30, 2026 as compared to the corresponding period in the prior year. This was due to lower stock-based compensation costs, deal and acquisition costs.

Losses (gains) from dispositions

The three months and six months ended June 30, 2026 included a write-off of $1.2 million related to the land for the former Hollywood Casino Aurora property.

Depreciation

Depreciation expense decreased by $2.7 million and $2.6 million for the three and six months ended June 30, 2026 as compared to the corresponding period in the prior year due to accelerated depreciation in the prior year related to the former Hollywood Casino Joliet and Hollywood Casino Aurora properties being redeveloped by PENN, partially offset by depreciation on recently acquired and developed assets.

Provision for credit losses

The Company recorded a provision for credit losses of $3.0 million and a benefit of $7.2 million for the three and six months ended June 30, 2026 compared to a provision of $53.7 million and $93.0 million for the corresponding periods in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, financing receivables, net as well as the Company's real estate loans and loan commitments.

The benefit recorded during the six months ended June 30, 2026 resulted primarily from an improvement in the estimated real estate values that will comprise the Company's real estate portfolio for the Virginia Live! development project partially offset by an increase in reserves associated with the Rockford Loan following the extension of its maturity date to December 31, 2029. The provisions during the three and six months ended June 30, 2025 were primarily driven by a sequential deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations. The macroeconomic forecast as of March 31, 2025, was more pessimistic than the forecast used as of December 31, 2024, resulting in a provision during the three months ended March 31, 2025. The outlook further deteriorated as of June 30, 2025, leading to an additional provision during the three months ended June 30, 2025. Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Interest expense	$(100,705)	$(89,934)	$(10,771)	12.0%
Interest income	3,858	4,580	(722)	(15.8)%
Total other expenses	$(96,847)	$(85,354)	$(11,493)	13.5%

	Six Months Ended June 30,			Percentage
	2026	2025	Variance	Variance
Interest expense	(196,561)	(187,206)	$(9,355)	5.0%
Interest income	6,595	13,936	(7,341)	(52.7)%
Loss on debt extinguishment and other financing costs	(268)	—	(268)	N/A
Total other expenses	$(190,234)	$(173,270)	$(16,964)	9.8%

Interest expense

Interest expense increased by $10.8 million and $9.4 million for the three and six months ended June 30, 2026, as compared to the corresponding period in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

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

The Company’s net income or loss is allocated to noncontrolling interests based on the respective economic interests in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Income in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the economically participating LTIP Units and OP Units by the total economically participating units and shares outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $619.8 million and $545.9 million during the six months ended June 30, 2026 and 2025, respectively. The increase in net cash provided by operating activities of $74.0 million for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $75.6 million along with decreases in cash paid for operating expenses of $5.2 million and cash paid for interest of $13.9 million. This was offset by increases in cash paid for employees and cash paid for taxes of $2.2 million and $0.1 million, respectively, and a decrease in interest income of $18.3 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was due to the Company's recent acquisitions and lease escalations.

The $18.3 million decline in cash collected from interest income was driven by two factors: (i) the non-recurrence of a zero-coupon bond maturity in the prior year and (ii) lower average earning balances in the current year. Upon maturity, the zero-coupon bond generated a one-time cash inflow of $10.8 million, representing the cumulative accretion of discount recognized as interest income over the life of the instrument. As no comparable maturity occurred in the current period, this resulted in a period-over-period decline in cash collections. The remaining variance is attributable to lower average earning balances, which reduced ongoing interest income.

The decline in cash paid for interest expense relates to higher capitalized interest due to our continued development costs at Bally's Chicago, timing differences on bond interest payments due to our bond redemptions and issuances during the six months ended June 30, 2026, and lower market interest rates on our variable rate debt. The decrease in cash paid for operating expenses is primarily attributable to changes in working capital accounts and the increase in cash paid to employees is primarily attributable to a severance payment to a former executive.
Investing activities used cash of $1,262.8 million and provided cash of $500.4 million during the six months ended June 30, 2026 and 2025, respectively.  Net cash used by investing activities during the six months ended June 30, 2026 primarily consisted of $904.3 million for the acquisition of the real estate assets of Bally's Lincoln and PENN's Hollywood Casino Aurora landside development, additional loan fundings of $69.4 million, $296.2 million for real estate construction costs for Bally's Chicago and to a lesser extent Bally's Marquette and $9.1 million for expenditures of property and equipment and capital expenditures. This was partially offset by the principal payments on real estate loans of $16.2 million. The net cash provided by investing activities for the six months ended June 30, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by $5.0 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, capital expenditures of $34.1 million and loan fundings of $10.7 million.

Financing activities provided cash of $737.6 million and used cash of $904.7 million during the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities for the six months ended June 30, 2026 primarily consisted of $2,156.9 million in proceeds from the issuance of long-term debt and $350.8 million in net proceeds from the issuance of common stock. This was partially offset by the repayment of long term debt of $1,280.8 million, dividend payments of $459.7 million, noncontrolling interest distributions of $14.1 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $6.3 million, and new debt issuance costs of $9.1 million. Cash used in financing activities during the six months ended June 30, 2025 was driven by the repayment of long term debt of $850.1 million, dividend payments of $430.0 million, noncontrolling interest distributions of $12.8 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million, partially offset by $403.0 million of net proceeds from the issuance of common stock.

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

During the six months ended June 30, 2026 and 2025, we spent approximately $296.2 million and $34.1 million, respectively, for capital expenditures. The majority of the capital expenditures in 2026 are related to the Chicago development project. The expenditures in 2025 were related to a land side and hotel development project at The Belle.

Debt

The Company has access to a $2.09 billion variable rate Revolver under its Credit Agreement, of which $330.0 million is outstanding as of June 30, 2026. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,759.6 million of available borrowing capacity under the Credit Agreement as of June 30, 2026.

The Company has $8.08 billion of debt outstanding with a weighted average maturity and interest rate of 6.9 years and 5.07%, respectively as of June 30, 2026. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. During the six months ended June 30, 2026, the Company issued $800 million of 5.625% Senior Notes that will mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay borrowings under the 2022 Term Loan Credit Agreement and for working capital and general corporate purposes. During the six month period ended June 30, 2025, the Company redeemed its $850 million 5.250% note that was due in June 2025. See Note 7 for the future minimum repayments of the Company's debt obligations and additional discussion.

As of June 30, 2026, GLPI owns 96.9% of the outstanding units of GLP Capital and conducts all of its operations substantially through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X that the SEC released on January 4, 2021, we note that since GLPI fully and unconditionally guarantees the debt securities of the Issuers and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $8,159.0 million at June 30, 2026. Furthermore, $7,150.0 million of our obligations at June 30, 2026 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 2028 to September 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at June 30, 2026 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at June 30, 2026.

	07/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	1/01/30- 12/31/30	Thereafter	Total	Fair Value at 6/30/2026
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$750,000	$700,000	$5,200,000	$7,150,000	$6,981,425
Average interest rate	—%	—%	5.75%	5.30%	4.00%	5.15%

Variable rate	$1,661	$3,325	$1,003,975	$—	$—	$—	$1,008,961	$1,008,961
Average interest rate (1)	5.34%	5.22%	5.06%	—%	—%	—%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

On June 12, 2026, Desiree Burke, the Company’s Chief Financial Officer and Treasurer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of the Company’s common stock (the “Burke Rule 10b5-1 Plan”). The Burke Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Burke Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including shares received upon the vesting and settlement of restricted stock awards, between January 4, 2027 and December 31, 2027. The Burke Rule 10b5-1 Plan is a later-commencing plan and does not authorize any sales before January 4, 2027, after the scheduled expiration by its terms on December 31, 2026 of Ms. Burke’s previously adopted Rule 10b5-1 trading arrangement. Of the 109,612 shares described below, up to 19,612 shares are also subject to Ms. Burke’s prior trading arrangement and may be sold under that prior arrangement before its expiration upon satisfaction of pre-established market-price conditions; any such sales would reduce the number of shares available for sale under the Burke Rule 10b5-1 Plan. The aggregate number of shares of common stock that may be sold under the Burke Rule 10b5-1 Plan is not yet determinable because the number of shares underlying certain awards depends on the achievement of Company performance metrics and because shares received upon vesting and settlement of restricted stock awards will be reduced by shares withheld or sold to satisfy tax withholding obligations. As such, for purposes of this disclosure, the aggregate number of shares of common stock covered by the Burke Rule 10b5-1 Plan, before giving effect to any shares sold under Ms. Burke's prior trading arrangement and any shares withheld or sold to satisfy tax withholding obligations, is 109,612.

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
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

July 30, 2026	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)