Form 10-Q
period 2026-09-30
Gaming & Leisure Properties, Inc.
filed 2026-10-29
CIK 1575965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	October 23, 2026
Common Stock, par value $.01 per share	290,923,261

GAMING AND LEISURE PROPERTIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Real estate investments, net	$9,666,895	$8,474,261
Investment in leases, financing receivables, net	2,550,915	2,557,504
Investment in leases, sales-type, net	245,121	248,421
Real estate loans, net	315,634	247,999
Right-of-use assets and land rights, net	1,057,047	1,072,163
Cash and cash equivalents	165,752	224,314
Other assets	94,832	84,947
Total assets	$14,096,196	$12,909,609

Liabilities
Accounts payable and accrued expenses	$9,353	$6,641
Accrued interest	74,010	106,253
Accrued salaries and wages	6,106	10,209
Operating lease liabilities	240,149	242,481
Financing lease liabilities	62,703	61,219
Long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	8,080,546	7,203,731
Deferred rental revenue	211,870	205,786
Other liabilities	57,524	65,029
Total liabilities	8,742,261	7,901,349

Commitments and Contingencies (Note 9)

Equity
Preferred stock ($.01 par value, 50,000,000 shares authorized, no shares issued or outstanding at September 30, 2026 and December 31, 2025)	—	—
Common stock ($.01 par value, 500,000,000 shares authorized, 290,923,261 and 283,037,310 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	2,909	2,830
Additional paid-in capital	6,972,671	6,613,488
Accumulated deficit	(2,021,301)	(1,990,770)
Accumulated other comprehensive income	835	904
Total equity attributable to Gaming and Leisure Properties	4,955,114	4,626,452
Noncontrolling interests in GLPI's Operating Partnership (8,473,163 units and 8,224,939 units outstanding at September 30, 2026 and December 31, 2025, respectively)	398,821	381,808
Total equity	5,353,935	5,008,260
Total liabilities and equity	$14,096,196	$12,909,609

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$370,956	$341,755	$1,093,682	$1,021,534
Income from investment in leases, financing receivables	52,999	48,066	158,555	143,756
Income from sales-type lease	3,842	3,767	11,517	11,289
Interest income from real estate loans	7,652	4,022	22,199	11,142
Total income from real estate	435,449	397,610	1,285,953	1,187,721

Operating expenses
Land rights and ground lease expense	13,884	13,785	41,831	41,282
General and administrative	12,871	16,552	44,054	51,172
Gains from dispositions of property	(6,768)	—	(5,598)	(125)
Depreciation	69,295	67,473	200,915	201,720
Provision (benefit) for credit losses, net	36,224	(37,363)	29,067	55,611
Total operating expenses	125,506	60,447	310,269	349,660
Income from operations	309,943	337,163	975,684	838,061

Other income (expenses)
Interest expense	(98,884)	(94,059)	(295,445)	(281,265)
Interest income	3,304	9,720	9,899	23,656
Losses on debt extinguishment and other financing costs	—	(3,783)	(268)	(3,783)
Total other expenses	(95,580)	(88,122)	(285,814)	(261,392)

Income before income taxes	214,363	249,041	689,870	576,669
Income tax expense	534	560	1,695	1,669
Net income	$213,829	$248,481	$688,175	$575,000
Net income attributable to noncontrolling interest in the Operating Partnership	(6,193)	(7,290)	(20,294)	(17,186)
Net income attributable to common shareholders	$207,636	$241,191	$667,881	$557,814

Earnings per common share:
Basic earnings attributable to common shareholders	$0.71	$0.85	$2.33	$2.00
Diluted earnings attributable to common shareholders	$0.71	$0.85	$2.33	$2.00

Other comprehensive income
Net income	213,829	248,481	688,175	575,000
Gain on cash flow hedges	—	103	—	967
Reclassification of derivative gain to interest expense	(24)	(9)	(72)	(9)
Comprehensive income	213,805	248,575	688,103	575,958
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(6,192)	(7,293)	(20,291)	(17,216)
Comprehensive income attributable to common shareholders	207,613	241,282	667,812	558,742

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2025	283,037,310	$2,830	$6,613,488	$(1,990,770)	904	$381,808	$5,008,260
Issuance of common stock, net of costs	—	—	(120)	—	—	—	(120)
Restricted stock and LTIP unit activity	184,531	2	(2,209)	—	—	4,049	1,842
Dividends paid ($0.78 per common share)	—	—	—	(221,068)	—	—	(221,068)
Issuance of operating partnership units	—	—	—	—	—	15,393	15,393
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Distributions to noncontrolling interest	—	—	—	—	—	(6,856)	(6,856)
Net income	—	—	—	231,829	—	7,573	239,402
Balance, March 31, 2026	283,221,841	$2,832	$6,611,159	$(1,980,009)	$881	$401,966	$5,036,829
Issuance of common stock, net of costs	7,589,487	76	350,795	—	—	—	350,871
Restricted stock and LTIP unit activity	—	—	3,025	—	—	1,619	4,644
Dividends paid ($0.82 per common share)	—	—	—	(238,629)	—	—	(238,629)
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Redemption of noncontrolling interests to common shares	108,000	1	4,792	—	—	(4,793)	—
Distributions to noncontrolling interest	—	—	—	—	—	(7,208)	(7,208)
Net income	—	—	—	228,416	—	6,528	234,944
Balance, June 30, 2026	290,919,328	$2,909	$6,969,771	$(1,990,222)	$858	$398,111	$5,381,427
Issuance of common stock, net of costs	—	—	—	—	—	—	—
Restricted stock and LTIP unit activity	3,933	—	2,900	—	—	1,637	4,537
Dividends paid ($0.82 per common share)	—	—	—	(238,715)	—	—	(238,715)
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(23)	(1)	(24)
Distributions to noncontrolling interest	—	—	—	—	—	(7,119)	(7,119)
Net income	—	—	—	207,636	—	6,193	213,829
Balance, September 30, 2026	290,923,261	$2,909	$6,972,671	$(2,021,301)	$835	$398,821	$5,353,935

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income	Noncontrolling Interest Operating Partnership	Total Equity
	Shares	Amount
Balance, December 31, 2024	274,422,549	$2,744	$6,209,827	$(1,944,009)	$—	$376,962	$4,645,524
Restricted stock and LTIP unit activity	410,450	4	(9,478)	—	—	3,526	(5,948)
Dividends paid ($0.76 per common share)	—	—	—	(209,061)	—	—	(209,061)
Distributions to noncontrolling interest	—	—	—	—	—	(6,341)	(6,341)
Net income	—	—	—	165,184	—	5,170	170,354
Balance, March 31, 2025	274,832,999	$2,748	$6,200,349	$(1,987,886)	$—	$379,317	$4,594,528
Issuance of common stock, net of costs	8,170,387	82	402,956	—	—	—	403,038
Restricted stock and LTIP unit activity	4,153	—	5,286	—	—	870	6,156
Dividends paid ($0.78 per common share)	—	—	—	(220,933)	—	—	(220,933)
Gain on cash flow hedges	—	—	—	—	837	27	864
Distributions to noncontrolling interest	—	—	—	—	—	(6,508)	(6,508)
Net income	—	—	—	151,439	—	4,726	156,165
Balance, June 30, 2025	283,007,539	$2,830	$6,608,591	$(2,057,380)	$837	$378,432	$4,933,310
Issuance of common stock, net of costs	—	—	(136)	—	—	—	(136)
Restricted stock and LTIP unit activity	803	—	1,223	—	—	311	1,534
Dividends paid ($0.78 per common share)	—	—	—	(220,940)	—	—	(220,940)
Gain on cash flow hedges	—	—	—	—	99	4	103
Reclassification of derivative gain on cash flow hedges to interest expense	—	—	—	—	(9)	—	(9)
Distributions to noncontrolling interest	—	—	—	—	—	(6,492)	(6,492)
Net income	—	—	—	241,191	—	7,290	248,481
Balance, September 30, 2025	283,008,342	$2,830	$6,609,678	$(2,037,129)	$927	$379,545	$4,955,851

See accompanying notes to the condensed consolidated financial statements.

Gaming and Leisure Properties, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Nine months ended September 30,	2026	2025
Operating activities
Net income	$688,175	$575,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,725	214,530
Amortization of items charged to interest expense	10,739	9,884
Amortization of gain on cash flow hedges and loan discounts	(241)	(9)
Accretion on investment in leases	(22,113)	(20,753)
Accretion on held to maturity investment securities	—	10,837
Non-cash adjustment to financing lease liabilities	316	317
Losses (gains) from dispositions of property	(5,598)	(125)
Stock-based compensation	17,443	16,565
Straight-line rent and deferred rent adjustments	6,252	(20,235)
Losses on debt extinguishment	—	3,783
Provision (benefit) for credit losses, net	29,067	55,611
Proceeds from swap termination	—	967
Change in operating assets and liabilities
Other assets	(5,972)	(17,401)
Accounts payable and accrued expenses	1,573	1,146
Accrued interest	(32,243)	(50,729)
Accrued salaries and wages	(4,103)	1,292
Other liabilities	2,506	5,493
Net cash provided by operating activities	899,526	786,173
Investing activities
Capital project and maintenance expenditures	(472,552)	(57,451)
Proceeds from sales of property, net of costs	11,567	125
Expenditures for property and equipment, net	(9,078)	—
Acquisition of real estate	(904,295)	(135,000)
Originations of real estate loans	(90,997)	(24,186)
Principal repayments on real estate loans	16,456	—
Maturities of held to maturity investment securities	—	549,995
Net cash provided by (used in) investing activities	(1,448,899)	333,483
Financing activities
Dividends paid	(698,412)	(650,934)
Noncontrolling interest distributions	(21,183)	(19,341)
Taxes paid related to shares withheld for tax purposes on restricted stock award vestings	(6,421)	(14,821)
Proceeds from issuance of common stock, net	350,751	402,902
Proceeds from issuance of long-term debt	2,156,856	1,292,161
Financing costs	(9,147)	(12,441)
Repayments of long-term debt	(1,281,633)	(1,825,152)
Premium and related costs paid on debt extinguishment	—	(2,947)
Net cash provided by (used in) financing activities	490,811	(830,573)
Net increase (decrease) in cash and cash equivalents	(58,562)	289,083
Cash and cash equivalents at beginning of period	224,314	462,632
Cash and cash equivalents at end of period	$165,752	$751,715

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of its business is conducted through GLP Capital, L.P. ("GLP Capital"), the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of September 30, 2026, GLPI owned approximately 96.9% of the outstanding units of GLP Capital with the remaining 3.1% owned by third-party limited partners who (directly or through affiliates) contributed properties to GLP Capital in exchange for consideration that was partially funded through the issuance of operating partnership units ("OP Units") and holders of long-term incentive plan units ("LTIP Units"). The OP Units and LTIP Units once vested are redeemable for cash or, at the Company's option, shares of common stock of the Company on a one-for-one basis. The Company's common stock is listed on the NASDAQ under the ticker symbol GLPI.

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

As of September 30, 2026, GLPI’s portfolio consisted of interests in 71 gaming and related facilities, including the real property associated with 34 gaming and related facilities operated by PENN, the real property associated with 6 gaming and related facilities operated by Caesars Entertainment, Inc. (NASDAQ: CZR) ("Caesars"), the real property associated with 4 gaming and related facilities operated by Boyd Gaming Corporation (NYSE: BYD) ("Boyd"), the real property associated with 16 gaming and related facilities operated by Bally's Corporation (NYSE: BALY) ("Bally's") and 2 facilities under development; one for Bally's in Chicago, Illinois, and the other for The Cordish Companies ("Cordish") and Bruce Smith Enterprise in Petersburg, Virginia, the real property associated with 3 gaming and related facilities operated by Cordish, 1 gaming facility managed by a subsidiary of Hard Rock International ("Hard Rock"), 4 gaming and related facilities operated by Strategic Gaming Management, LLC ("Strategic") and 1 gaming and related facility operated by American Racing & Entertainment ("American Racing").

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

Amended Pinnacle Master Lease, Boyd Master Lease and Belterra Park Lease

In April 2016, the Company acquired substantially all of the real estate assets of Pinnacle Entertainment, Inc. ("Pinnacle") and leased these assets back to a subsidiary of Pinnacle, under a unitary triple-net lease, the term of which expires April 30, 2031, with no purchase option, followed by four remaining 5-year renewal options (exercisable by the tenant) on the same terms and conditions (the "Pinnacle Master Lease"). The Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met and a component that is based on the performance of the facilities, which is prospectively adjusted subject to certain floors (namely the Bossier City Boomtown property due to PENN's acquisition of a competing facility), every two years to an amount equal to 4% of the average net revenues of all facilities under the Pinnacle Master Lease during the preceding two years in excess of a contractual baseline.

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

In April 2025, PENN announced its landside relocation development project for its Ameristar Council Bluffs riverboat casino, for which GLPI has committed up to $150 million or the hard costs associated with the project, whichever is greater, at a 7.10% cap rate, which can be structured, at the discretion of PENN, as rent, or a 5-year term loan.

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

On September 11, 2024, the Company acquired the real estate subject to the ground lease for the Bally's Chicago Casino Resort-Downtown ("Bally's Chicago") project for approximately $250 million. The ground lease was amended in connection with the acquisition such that the Company receives initial annual rent of $20 million. In July 2025, the Company entered into a development agreement for Bally's Chicago and amended the existing ground lease to include the building (the "Bally's Chicago Lease"). The Bally's Chicago Lease has an initial term of 15 years, followed by four 5-year renewals, exercisable at the tenant's option. The Bally's Chicago Lease's annual rent increases if the CPI increase is at least 0.5% for any lease year, then the rent shall increase by the greater of 1% of the rent as of the immediately preceding lease year and the CPI increase capped at 2%. If the CPI is less than 0.5% for such lease year, then the rent shall not increase for such lease year.

During the third quarter of 2026, Bally’s announced that it was resetting the pace and sequencing of certain non-gaming elements of the Bally’s Chicago development in connection with the decision by the Chicago City Council to legalize the operation of video gaming terminals in the City of Chicago (the "City"), which Bally’s has stated are inconsistent with certain provisions of its Host Community Agreement with the City. Bally’s has subsequently stated that construction of the permanent casino continues and that the initial opening of the permanent casino remains targeted for early 2027.

The Company intends to fund real estate construction costs of up to $940.0 million for the Bally's Chicago development. This development funding is expected to extend into 2027. The Company owns all funded improvements, which are leased to Bally’s with rent commencing as advances are made at an initial annual yield of 8.5%. As of September 30, 2026, $640.7 million of real estate construction costs have been funded by the Company. Rental income on the land and development funding is being deferred until the project is substantially completed and ready for its intended use. This amount is recorded in deferred rental revenue on the Company's Condensed Consolidated Balance Sheet and totaled $70.5 million and $28.7 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company has a master lease with Casino Queen which became effective December 17, 2021 (as amended, the "Casino Queen Master Lease"). The lease has an initial term of 15 years, with no purchase option, with four separate five year renewal options exercisable by the tenant on the same terms and conditions. Annual rent increases by 0.5% for the first six years. Beginning with the seventh lease year through the remainder of the lease term, if the CPI increases by at least 0.25% for any lease year then annual rent shall be increased by 1.25%, and if the CPI is less than 0.25% then rent will remain unchanged for such lease year. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties in the Casino Queen Master Lease were transferred to Bally's Master Lease II, as previously discussed.

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

On October 27, 2025, the Company announced that it intends to acquire the real estate of the future site for Live! Casino & Hotel Virginia, a Cordish Company / Bruce Smith Enterprise casino and hotel development in Petersburg, Virginia ("Virginia Live!"). In addition, GLPI committed to fund the hard costs associated with the development of the project. The cap rate on both the land acquisition of $27 million and the hard cost development funding of $440 million will be at 8.0%. The lease also includes a 1.75% rent escalator, which will commence after the first anniversary of the permanent casino opening, which is anticipated in late 2027. Through the construction of this large-scale development, GLPI will be compensated for the funding on an as drawn basis. The Company has concluded that the lessee has control of the underlying asset being constructed while the project is under construction. This is because the tenant is leasing the land that property improvements will be constructed upon, the term of which, together with lessee renewal options, is for substantially all of the economic life of the property improvements. Therefore, the Company will account for any funds extended prior to the asset being ready for its intended use as loans. Additionally, the Company concluded that this was a loan commitment and was therefore subject to ASC 326, "Financial Instruments-Credit Losses" ("ASC 326"). Once construction is complete and the facility is ready for its intended use, the Company will apply the sale and leaseback guidance to determine the appropriate lease classification. On

January 15, 2026, the Company funded approximately $27 million to acquire the land site for the project which was recorded in real estate loans, net and the annual payment of $2.16 million for the land funding is being recorded in interest income from real estate loans. As of September 30, 2026, $48.6 million of the total $467 million commitment has been funded.

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

In addition to the Rockford Lease, the Company committed to provide development funding pursuant to a senior secured delayed draw term loan (the "Rockford Loan") for $150 million. Borrowings under the Rockford Loan were subject to an interest rate of 10% with a 5-year initial term. On January 1, 2025, the Company amended the terms of the Rockford Loan to reduce the interest rate to 8% with a maturity date of June 30, 2026, subject to a 6-month extension. On June 30, 2026, the Company entered into a second amendment to the Rockford Loan pursuant to which the borrower repaid $16.0 million of principal and the maturity date was extended to December 31, 2029. The amended loan also requires principal repayments of $12.0 million on or before March 31, 2028 and $10.0 million on or before March 31, 2029. As of September 30, 2026, $134 million was outstanding under the Rockford Loan.

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

Tioga Downs Lease

On February 6, 2024, the Company acquired the real estate assets of Tioga Downs Casino Resort ("Tioga Downs") in Nichols, NY from American Racing. Simultaneously with the acquisition, GLPI and American Racing entered into a triple-net lease agreement for an initial 30-year term, with no purchase option, followed by two renewal options of 10 years each and a third renewal option of approximately 12 years and ten months (the "Tioga Downs Lease").. The initial annual rent is subject to 1.75% annual escalations beginning with the first anniversary which increases to 2% beginning in year fifteen of the lease through the remainder of its initial term.

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

Ione Loan

In September 2024, the Company entered into a $110 million delayed draw term loan facility with the Ione Band of Miwok Indians (the "Ione Loan") to provide the tribe funding on a new casino development near Sacramento, California, which opened in late February 2026. Ione has an option at the end of the Ione Loan term to satisfy the loan obligation by converting the outstanding principal into a long-term triple-net lease with an initial term of twenty-five years and a maximum term of forty-five years. These agreements were entered into subsequent to receiving a declination letter from the National Indian Gaming Commission covering the transaction documents, including the long-term lease. As of September 30, 2026, $98.4 million was outstanding under the Ione Loan which has a 5-year term and an interest rate of 11%.

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

Upon or prior to maturity of the 6-year loans, Dry Creek will lease back the property to an affiliate of GLPI, and GLPI will sublease the property back to an affiliate of Dry Creek for no less than $112.5 million for 45 years. Annual rent on the sublease will be based on a 9.75% capitalization rate. As of September 30, 2026, the Company has funded the $45.3 million term loan B while the delayed draw term loan remained undrawn.

Guarantees

The obligations under the Amended PENN Master Lease, PENN 2023 Master Lease, Amended Pinnacle Master Lease and Morgantown Lease are guaranteed by PENN and, with respect to each lease, jointly and severally by PENN's subsidiaries that occupy and operate the facilities covered by such lease. Similarly, the obligations under the Amended and Restated Caesars Master Lease, the Horseshoe St. Louis Lease, the Bally's Chicago Lease, the Bally's Master Lease, the Bally's Master Lease II, the Strategic Gaming Leases and the Tioga Downs Lease are each jointly and severally guaranteed by the applicable parent company and by the parent's subsidiaries that occupy and operate the leased facilities. The obligations under the Tropicana Las Vegas Lease are guaranteed by Bally's. The obligations under the Boyd Master Lease, the Belterra Park Lease, the Maryland Live! Lease, the Pennsylvania Live! Lease and the Rockford Lease are jointly and severally guaranteed by the subsidiaries that occupy and operate the facilities. If a default were to occur under the Casino Queen Master Lease, the Company has the right under the terms of the lease to elect to amend Bally’s Master Lease II and place the assets into it, which carries a corporate guarantee.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report") should be read in conjunction with these condensed consolidated financial statements. The December 31, 2025 financial information has been derived from the Company’s audited consolidated financial statements.

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

	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
	Investment in leases, sales-type	Investment in leases, financing receivables	Investment in leases, sales-type	Investment in leases, financing receivables
Minimum lease payments receivable	$682,491	$9,954,033	$693,619	$10,090,473
Estimated residual values of lease property (unguaranteed)	278,500	1,444,690	278,500	1,444,690
Total	960,991	11,398,723	972,119	11,535,163
Less: Unearned income	(682,494)	(8,796,972)	(693,622)	(8,955,526)
Less: Allowance for credit losses	(33,376)	(50,836)	(30,076)	(22,133)
Investment in leases, net	$245,121	$2,550,915	$248,421	$2,557,504

The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2026 for the Company's Investment in leases, financing receivables was $2,492.8 million and $109.0 million compared to $2,477.1 million and $102.6 million at December 31, 2025. The present value of the net investment in the lease payment receivable and unguaranteed residual value at September 30, 2026 for the Company's Investment in leases, sales-type was $254.3 million and $24.2 million compared to $255.3 million and $23.2 million at December 31, 2025.

At September 30, 2026, minimum lease payments owed to us for each of the five succeeding years under the Company's investment in leases were as follows (in thousands):

Year ending December 31,	Future Minimum Lease Payments - Sales-Type	Future Minimum Lease Payments - Financing Receivables
2026 (remainder of year)	$3,709	$45,652
2027	14,837	185,336
2028	14,837	188,639
2029	14,837	192,000
2030	14,837	195,423
Thereafter	619,434	9,146,983
Total	$682,491	$9,954,033
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

Expected losses within our cash flows are determined by estimating the probability of default (“PD”) and loss given default (“LGD”) of our instruments subject to CECL. We have engaged a nationally recognized data analytics firm to assist us with estimating both the PD and LGD. The PD and LGD are estimated during the initial term of the instruments subject to CECL. The PD and LGD estimates were developed using current financial condition forecasts. The PD and LGD predictive model was developed using the average historical default rates and historical loss rates, respectively, of over 100,000 commercial real estate loans dating back to 1998 that have similar credit profiles or characteristics to the real estate underlying the Company's instruments subject to CECL. Management will monitor the credit risk related to its instruments subject to CECL by obtaining the applicable rent and interest coverage on a periodic basis. The Company also monitors legislative changes to assess whether it would have an impact on the underlying performance of its tenants. We are unable to use our historical data to estimate losses as the Company has no loss history to date on its lease portfolio. Our tenants were current on all of their rental obligations as of September 30, 2026 and December 31, 2025.

The change in the allowance for credit losses for the Company's investment in leases is illustrated below (in thousands):

	Balance at December 31, 2025	Change in Allowance	Balance at March 31, 2026	Change in Allowance	Balance at June 30, 2026	Change in Allowance	Balance at September 30, 2026
Maryland Live Lease	$2,589	$591	$3,180	$(273)	$2,907	$4,861	$7,768
PA Live Master Lease	11,935	(1,167)	10,768	2,344	13,112	12,862	25,974
Rockford Lease	894	1,140	2,034	2,774	4,808	828	5,636
Tioga Downs Lease	3,573	644	4,217	(1,273)	2,944	2,191	5,135
Strategic Lease	3,142	838	3,980	(299)	3,681	2,642	6,323
Tropicana LV Lease	30,076	(2,091)	27,985	(1,308)	26,677	6,699	33,376
Total	$52,209	$(45)	$52,164	$1,965	$54,129	$30,083	$84,212

	Balance at December 31, 2024	Change in Allowance	Balance at March 31, 2025	Change in Allowance	Balance at June 30, 2025	Change in Allowance	Balance at September 30, 2025
Maryland Live Lease	$8,732	$5,696	$14,428	$14,143	$28,571	$(14,466)	$14,105
PA Live Master Lease	18,471	12,286	30,757	20,223	50,980	(11,424)	39,556
Rockford Lease	$3,077	2,041	5,118	4,788	9,906	(1,304)	8,602
Tioga Downs Lease	2,651	3,767	6,418	3,105	9,523	(2,567)	6,956
Strategic Lease	1,134	3,067	4,201	1,696	5,897	179	6,076
Tropicana LV Lease	23,681	9,157	32,838	2,268	35,106	(4,933)	30,173
Total	$57,746	$36,014	$93,760	$46,223	$139,983	$(34,515)	$105,468

The amortized cost basis of the Company's investment in leases, financing receivables by year of origination is shown below as of September 30, 2026 (in thousands):

Origination year	Investment in leases, financing receivables	Allowance for credit losses	Amortized cost basis at September 30, 2026	Allowance as a percentage of outstanding financing receivable
2025	$186,323	$(4,188)	$182,135	(2.25)%
2024	301,871	(7,269)	294,602	(2.41)%
2023	106,493	(5,636)	100,857	(5.29)%
2022	728,925	(25,975)	702,950	(3.56)%
2021	1,278,139	(7,768)	1,270,371	(0.61)%
Total	$2,601,751	$(50,836)	$2,550,915	(1.95)%

The amortized cost basis of the Company's investment in leases, sales-type by year of origination is shown below as of September 30, 2026 (in thousands):

Origination year	Investment in leases, sales-type	Allowance for credit losses	Amortized cost basis at September 30, 2026	Allowance as a percentage of outstanding financing receivable
2024	$278,497	$(33,376)	$245,121	(11.98)%

During the three and nine months ended September 30, 2026, the Company recorded a net provision for credit losses of $30.1 million and $32.0 million, respectively, related to investments in leases, financing receivables, and sales-type leases. The provision for credit losses during the three months ended September 30, 2026 was primarily attributable to lower projected commercial real estate price growth compared to the prior quarter, largely reflecting the sharp increase in long-term interest rates during the third quarter.

During the three and nine months ended September 30, 2025, the Company recorded a benefit for credit losses of $34.5 million and a provision for credit losses of $47.7 million, respectively, related to investments in leases, financing receivables, and sales-type leases. The benefit for the three months ended September 30, 2025 was driven by an improvement in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at June 30, 2025. The provision for the nine months ended September 30, 2025 was primarily driven by the deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at December 31, 2024.

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

4.    Real Estate Investments, Net

Real estate investments, net, represent investments in rental properties and the corporate headquarters building (excluding our investments in transactions accounted for as real estate loans and investment in leases, financing receivables and investment in leases, sales-type that are described in Notes 5 and 3, respectively) and is summarized as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Land and improvements	$4,028,610	$3,588,793
Building and improvements	7,748,205	7,353,409
Construction in progress	686,609	230,831
Total real estate investments	12,463,424	11,173,033
Less accumulated depreciation	(2,796,529)	(2,698,772)
Real estate investments, net	$9,666,895	$8,474,261

The increase in land and improvements and building and improvements primarily relates to the acquisition of the Bally's Lincoln real estate assets, in addition to the landside development projects for Bally's Marquette and the new Aurora landside casino, partially offset by the removal of the assets related to the former Aurora casino. Aurora relocated landside on June 24, 2026. Construction in progress primarily represents development funding along with related capitalized interest on the Company's development projects.

5.    Real estate loans, net

The Company entered into the Rockford Loan to fund the construction of the Hard Rock Casino Rockford in Rockford, Illinois. As of September 30, 2026 and December 31, 2025, $134 million and $150 million, respectively, were outstanding under the Rockford Loan. In June 2026, $16 million of the Rockford Loan was repaid and the maturity date was extended to December 31, 2029. The contractual interest rate remained unchanged at 8%. The amendment also requires a principal payment of $12 million on or before March 31, 2028 and an additional principal payment of $10 million on or before March 31, 2029.

The Company also entered into the Ione Loan for up to $110 million, of which $98.4 million and $56.6 million was outstanding as of September 30, 2026 and December 31, 2025, respectively. The Ione Loan has an 11% annual interest rate and matures in September 2029.

The Company also entered into the Dry Creek Loan on December 4, 2025, and $45.3 million was drawn as of September 30, 2026 and December 31, 2025. The term loan B was issued at an original issue discount of 3% and bears interest at SOFR plus 900 basis points, subject to a SOFR floor of 1%. Each term loan has a maturity of 6 years.

As discussed in Note 1, the Company concluded that amounts funded and the commitment to fund the development of Virginia Live! should be accounted for as a loan and a loan commitment, respectively. As of September 30, 2026, $48.6 million was funded and has been classified as a real estate loan, with interest income recognized at an annual rate of 8.0%. Upon completion of construction and commencement of operations, the Company expects the arrangement to be evaluated under the sale-leaseback guidance in ASC 842 to determine the appropriate lease classification.

The following is a summary of the balances of the Company's real estate loans, net.

	September 30, 2026	December 31, 2025
	(in thousands)
Real estate loans (1)	$325,226	$250,515
Less: Allowance for credit losses	(9,592)	(2,516)
Real estate loans, net	$315,634	$247,999

(1) Includes an unearned discount of $1.2 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively.

The change in the allowance for credit losses for the Company's real estate loans is shown below (in thousands):

	Rockford Loan	Ione Loan	Dry Creek Loan	Cordish Virginia	Total
December 31, 2025	$(1,279)	$(399)	$(838)	$—	$(2,516)
Change in allowance	(1,616)	(246)	(294)	(248)	(2,404)
Ending balance at March 31, 2026	$(2,895)	$(645)	$(1,132)	$(248)	$(4,920)
Change in allowance	(3,186)	289	182	93	(2,622)
Ending Balance June 30, 2026	$(6,081)	$(356)	$(950)	$(155)	$(7,542)
Change in allowance	(1,011)	(161)	(276)	(602)	(2,050)
Ending balance at September 30, 2026	$(7,092)	$(517)	$(1,226)	$(757)	$(9,592)

	Rockford Loan	Ione Loan	Total
Balance at December 31, 2024	$(4,487)	$(83)	$(4,570)
Change in allowance	(2,939)	(67)	(3,006)
Ending balance at March 31, 2025	$(7,426)	$(150)	$(7,576)
Change in allowance	(6,877)	(208)	(7,085)
Ending balance at June 30, 2025	$(14,303)	$(358)	$(14,661)
Change in allowance	2,126	71	2,197
Ending balance at September 30, 2025	$(12,177)	$(287)	$(12,464)

The amortized cost basis of the Company's real estate loans by year of origination is shown below as of September 30, 2026 (in thousands):

Origination year	Real estate loans	Allowance for credit losses	Amortized cost basis at September 30, 2026	Allowance as a percentage of outstanding real estate loans
2026	$48,704	$(757)	$47,947	(1.55)%
2025	44,081	(1,226)	42,855	(2.78)%
2024	98,441	(517)	97,924	(0.53)%
2023	134,000	(7,092)	126,908	(5.29)%
Total	$325,226	$(9,592)	$315,634	(2.95)%

The real estate loans are subject to CECL, which is described in Note 3. The Company recorded a provision for credit losses of $2.0 million and $7.1 million for the three and nine months ended September 30, 2026 on the Company's real estate loans, respectively. The Company recorded a benefit for credit losses of $2.2 million  and a provision for credit losses of $7.9 million for the three and nine months ended September 30, 2025 on the Company's real estate loans, respectively.

Additionally, the Company recorded a provision of $4.1 million and a benefit of $10.0 million during the three and nine months ended September 30, 2026 on unfunded loan commitments compared to a benefit of $0.7 million during the three months ended September 30, 2025. The reserves for the unfunded loan commitment are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $6.8 million and $16.8 million at September 30, 2026 and December 31, 2025, respectively. The Company's borrowers were current on their loan obligations as of September 30, 2026 and December 31, 2025.

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

Components of the Company's right-of-use assets and land rights, net are detailed below (in thousands):

	September 30, 2026	December 31, 2025
Right-of-use assets - operating leases	$239,747	$242,053
Land rights, net	817,300	830,110
Right-of-use assets and land rights, net	$1,057,047	$1,072,163

Land Rights

The land rights are amortized over the individual lease term of the related ground lease, including all renewal options, which ranged from 10 years to 92 years at their respective acquisition dates. Land rights, net, consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Land rights	$948,303	$948,303
Less accumulated amortization	(131,003)	(118,193)
Land rights, net	$817,300	$830,110

As of September 30, 2026, estimated future amortization expense related to the Company’s land rights by fiscal year is as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$4,270
2027	17,079
2028	17,079
2029	17,079
2030	17,079
Thereafter	744,714
Total	$817,300

Operating Lease Liabilities

At September 30, 2026, payments under the Company's operating lease liabilities were as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$4,321
2027	16,785
2028	16,672
2029	16,709
2030	16,715
Thereafter	769,515
Total lease payments	$840,717
Less: interest	(600,568)
Present value of lease liabilities	$240,149

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$4,310	$4,315	$12,939	$12,945
Variable lease cost	5,304	5,200	16,082	15,528
Amortization of land right assets	4,270	4,270	12,810	12,809
Total lease cost	$13,884	$13,785	$41,831	$41,282

Amortization expense related to the land right intangibles, as well as variable lease costs and the Company's operating lease costs are recorded within land rights and ground lease expense in the condensed consolidated statements of income.

Supplemental Disclosures Related to Leases

Supplemental balance sheet information related to the Company's operating leases was as follows:

September 30, 2026
Weighted average remaining lease term - operating leases	51.88 years
Weighted average discount rate - operating leases	6.26%

Supplemental cash flow information related to the Company's operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$414	$417	$1,250	$1,248

(1) The Company's cash paid for operating leases is significantly less than the lease cost for the same period due to the majority of the Company's ground lease rent being paid directly to the landlords by the Company's tenants. Although GLPI expends no cash related to these leases, they are required to be grossed up in the Company's condensed consolidated financial statements under ASC 842.

Financing Lease Liabilities

In connection with the acquisition of certain real property assets included in the Maryland Live! Lease and the Strategic Gaming Leases, the Company acquired the rights to land subject to long-term ground leases which expire in June 2111 and April 2062, respectively. As these leases were accounted for as Investment in leases, financing receivables, the underlying ground leases were accounted for as financing lease liabilities on the Condensed Consolidated Balance Sheets. In addition, the Company acquired an airplane hangar subject to a lease arrangement which expires in July 2066, with the option of two five-year renewals, which was accounted for as a financing lease liability on the Condensed Consolidated Balance Sheets. In accordance with ASC 842, the Company records revenue for the ground lease rent paid by its tenant with an offsetting expense in interest expense as the Company has concluded that as the lessee it is the primary obligor under the ground leases. The Company's weighted average discount rate on the fixed minimum annual payments was 5.08% to arrive at the initial lease obligations. At September 30, 2026, payments under the Company's financing lease liabilities were as follows (in thousands):

2026 (remainder of year)	$694
2027	2,790
2028	2,814
2029	2,840
2030	2,865
Thereafter	312,039
Total lease payments	$324,042
Less: Interest	(261,339)
Present value of finance lease liability	$62,703

7.    Long-term Debt

Long-term debt is as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Unsecured $2,090 million revolver due December 2028	$329,130	$331,624
2022 Term Loan Agreement due September 2027	—	600,000
2026 Term Loan due December 2028	679,000	—
$500 million 5.750% senior unsecured notes due June 2028	500,000	500,000
$750 million 5.300% senior unsecured notes due January 2029	750,000	750,000
$700 million 4.000% senior unsecured notes due January 2030	700,000	700,000
$700 million 4.000% senior unsecured notes due January 2031	700,000	700,000
$800 million 3.250% senior unsecured notes due January 2032	800,000	800,000
$600 million 5.250% senior unsecured notes due February 2033	600,000	600,000
$400 million 6.750% senior unsecured notes due December 2033	400,000	400,000
$800 million 5.625% senior unsecured notes due September 2034	800,000	800,000
$800 million 5.625% senior unsecured notes due March 2036	800,000	—
$700 million 5.750% senior unsecured notes due November 2037	700,000	700,000
$400 million 6.250% senior unsecured notes due September 2054	400,000	400,000
Other	—	140
Total long-term debt	8,158,130	7,281,764
Less: unamortized debt issuance costs, bond premiums and original issuance discounts	(77,584)	(78,033)
Total long-term debt, net of unamortized debt issuance costs, bond premiums and original issuance discounts	$8,080,546	$7,203,731

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2026 (in thousands):

2026 (remainder of year)	$830
2027	3,325
2028	1,503,975
2029	750,000
2030	700,000
Over 5 years	5,200,000
Total minimum payments	$8,158,130

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

The interest rates per annum applicable to the 2026 Term Loan are, at GLP Capital’s option, equal to either a Secured Overnight Financing Rate (“SOFR”) based rate or a base rate plus an applicable margin, which ranges from 0.850% to 1.70% per annum for SOFR loans and 0.0% to 0.7% per annum for base rate loans, in each case, depending on the credit ratings assigned to the credit facility under the Credit Agreement. The weighted average interest rate under the 2026 Term Loan at September 30, 2026 was 5.07%.

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

At September 30, 2026, $329.1 million was outstanding under the Company's Revolver. After giving effect to contingent obligations under letters of credit with face amounts aggregating approximately $0.4 million, the Company had $1,760.5 million of available borrowing capacity under the Revolver as of September 30, 2026. The weighted average interest rate under the Revolver at September 30, 2026 was 5.20%.

Senior Unsecured Notes

At September 30, 2026, the Company had $7,150.0 million of outstanding senior unsecured notes (the "Senior Notes"). On March 4, 2026, the Company issued $800 million of 5.625% Senior Notes that will mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay the 2022 Term Loan Agreement and for working capital and general corporate purposes.
At September 30, 2026, the Company was in compliance with all required financial covenants on its debt obligations.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$165,752	$165,752	$224,314	$224,314
Investment in leases, financing receivables, net	2,550,915	2,385,589	2,557,504	2,150,560
Investment in leases, sales-type, net	245,121	297,066	248,421	268,107
Real estate loans, net	315,634	317,634	247,999	250,689
Deferred compensation plan assets	50,190	50,190	46,154	46,154
Financial liabilities:
Long-term debt:
Credit Agreement and Term Loans	1,008,130	1,008,130	931,624	931,624
Senior Notes	7,150,000	6,667,085	6,350,000	6,295,709

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2026 and 2025.

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

Funding commitments

As of September 30, 2026, the Company has entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Estimated Commitment amount	Amount funded at September 30, 2026
Funding associated with a landside move at Ameristar Casino Council Bluffs (1)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$640.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$98.9 million
Funding associated with the future site and construction for Live! Casino & Hotel Virginia	$467 million	$48.6 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

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

Details of the Company's income from real estate for the three and nine months ended September 30, 2026 were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Building base rent	$347,863	$1,016,106
Land base rent	49,734	149,033
Percentage rent and other rental revenue	17,405	53,384
Interest income on real estate loans	7,652	22,199
Total cash income	$422,654	$1,240,722
Straight-line rent adjustments	(4,326)	(6,252)
Ground rent in revenue	9,747	29,370
Accretion on financing receivables	7,374	22,113
Total income from real estate	$435,449	$1,285,953
As of September 30, 2026, the future minimum rental income from the Company's rental properties under non-cancelable operating leases, including any reasonably assured renewal periods, was as follows (in thousands):

Year ending December 31,	Future Rental Payments Receivable	Straight-Line Rent Adjustments (1)	Future Base Ground Rents Receivable	Future Income to be Recognized Related to Operating Leases
2026 (remainder of year)	$350,290	$10,727	$3,905	$364,922
2027	1,403,987	40,078	15,154	1,459,219
2028	1,377,737	40,748	15,036	1,433,521
2029	1,345,851	38,500	15,036	1,399,387
2030	1,352,238	32,112	15,043	1,399,393
Thereafter	4,411,649	(23,766)	58,508	4,446,391
Total	$10,241,752	$138,399	$122,682	$10,502,833
(1)    Includes a tenant improvement allowance that is being amortized over the life of a tenant lease and excludes deferred income on the Bally's Chicago Lease as the facility is under development and as such is not ready for its intended use.
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

11.    Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260 - Earnings per Share ("ASC 260"). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period, excluding net income attributable to participating securities in accordance with the two class method. The Company's participating securities are related to certain employee equity awards that receive non-forfeitable dividends. Specifically, time-based restricted stock awards receive non-forfeitable dividends equivalent to what common shareholders receive during these awards' vesting periods. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method. Diluted EPS reflects the additional dilution for all potentially-dilutive securities. The effect of the conversion of the LTIP Units and OP Units to common shares is excluded from the computation of basic and diluted earnings per share because the exchange of LTIP Units and OP Units into common stock is on a one-for-one basis and all net income attributable to the noncontrolling interest holders is recorded as income attributable to noncontrolling interests and thus is excluded from net income available to common shareholders. In accordance with ASC

260, the Company includes all performance-based restricted shares that would have vested based upon the Company’s performance at quarter-end in the calculation of diluted EPS.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	290,922	283,008	286,650	278,454
Assumed conversion of restricted stock awards (1)	112	148	97	118
Assumed conversion of performance-based restricted stock awards	38	215	27	173
Dilution attributable to equity forward contract	—	132	—	56
Total	291,072	283,503	286,774	278,801

(1) These awards which are participating securities are accounted for under the two-class method and excluded from the computation of diluted shares as they are a separate class.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Calculation of basic EPS:
Net income attributable to common shareholders	$207,636	$241,191	$667,881	$557,814
Less: Net income allocated to participating securities	(157)	(210)	(475)	(572)
Net income for earnings per share purposes	$207,479	$240,981	$667,406	$557,242
Weighted-average common shares outstanding	290,922	283,008	286,650	278,454
Basic EPS	$0.71	$0.85	$2.33	$2.00

Calculation of diluted EPS:
Net income for earnings per share purposes	$207,479	$240,981	$667,406	$557,242
Diluted weighted-average common shares outstanding	290,960	283,355	286,677	278,683
Diluted EPS	$0.71	$0.85	$2.33	$2.00

Antidilutive securities excluded from the computation of diluted earnings per share	126	53	148	54

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

On June 1, 2026, the Company settled a forward sale agreement and issued 7,589,487 shares for a net sales price of $351.0 million inclusive of certain contractual adjustments. Reflecting the impact of this forward sale agreement, the Company has $886.7 million remaining for issuance under the 2025 ATM Program as of September 30, 2026.

Noncontrolling interests

As partial consideration for the closing of various real property assets over the past few years, the Company's operating partnership has issued OP Units. Once vested, the OP Units are redeemable for cash, or at the Company's option, shares of common stock of the Company on a one-for-one basis. On June 30, 2026, 108,000 OP units were redeemed and an equal number of shares of the Company's common stock were issued. As partial consideration for the closing of the real property assets under the Bally's Master Lease II that occurred on February 11, 2026, the Company’s operating partnership issued 332,890 newly-issued OP units to affiliates of Bally's which were valued at $15.4 million. As of September 30, 2026, the Company holds a 96.9% controlling financial interest in the operating partnership. The operating partnership is a VIE in which the Company is the primary beneficiary because it has the power to direct the activities of the VIE that most significantly impact the partnership's economic performance and has the obligation to absorb losses of the VIE that could be potentially significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE. Therefore, the Company consolidates the accounts of the operating partnership, and reflects the third party ownership in this entity as a noncontrolling interest in the Condensed Consolidated Balance Sheets. The Company paid $7.1 million and $21.2 million in distributions to the noncontrolling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2026. The Company paid $6.5 million and $19.3 million in distributions to the noncontrolling interest holders concurrently with the dividends paid to the Company's common shareholders, during the three and nine month periods ended September 30, 2025.

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

Dividends

The following table lists the dividends declared and paid by the Company during the nine months ended September 30, 2026 and 2025:

Declaration Date	Shareholder Record Date	Securities Class	Dividend Per Share	Period Covered	Distribution Date	Dividend Amount
						(in thousands)
2026
February 18, 2026	March 13, 2026	Common Stock	$0.78	First Quarter 2026	March 27, 2026	$220,913
May 20, 2026	June 12, 2026	Common Stock	$0.82	Second Quarter 2026	June 26, 2026	$238,465
September 1, 2026	September 11, 2026	Common Stock	$0.82	Third Quarter 2026	September 25, 2026	$238,557

2025
February 13, 2025	March 14, 2025	Common Stock	$0.76	First Quarter 2025	March 28, 2025	$208,873
May 15, 2025	June 13, 2025	Common Stock	$0.78	Second Quarter 2025	June 27, 2025	$220,743
August 28, 2025	September 12, 2025	Common Stock	$0.78	Third Quarter 2025	September 26, 2025	$220,747

In addition, for the three and nine months ended September 30, 2026, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.5 million. For the three and nine months ended September 30, 2025, dividend payments were made to GLPI restricted stock award holders in the amount of $0.2 million and $0.6 million.

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

As of September 30, 2026, there was $3.0 million of total unrecognized compensation cost for time-based restricted stock awards that will be recognized over the grants' remaining weighted average vesting period of 1.51 years. For the three and nine months ended September 30, 2026, the Company recognized $1.1 million and $4.2 million of compensation expense associated with these awards, compared to $0.8 million and $5.3 million for the three and nine months ended September 30, 2025, within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income.

The following table contains information on time-based restricted stock award activity for the nine months ended September 30, 2026:

Number of Award Shares
Outstanding at December 31, 2025	217,234
Granted	126,946
Released	(152,862)
Outstanding at September 30, 2026	191,318

Performance-based restricted stock awards have a three-year cliff vesting schedule with the amount of restricted shares vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of September 30, 2026, there was $6.7 million of total unrecognized compensation cost, which will be recognized over the performance-based restricted stock awards' remaining weighted average vesting period of 1.48 years.  For the three and nine months ended September 30, 2026, the Company recognized $2.0 million and $6.0 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to $0.4 million and $6.6 million for the corresponding periods in the prior year.

The following table contains information on performance-based restricted stock award activity for the nine months ended September 30, 2026:

Number of Performance-Based Award Shares
Outstanding at December 31, 2025	1,162,000
Granted	141,000
Released	(179,557)
Canceled	(274,443)
Outstanding at September 30, 2026	849,000

As of September 30, 2026, there was $1.7 million of total unrecognized compensation cost for time-based LTIP awards that will be recognized over the grants' remaining weighted average vesting period of 2.08 years. For the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $3.1 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to a benefit of $0.1 million and an expense of $2.8 million for the corresponding periods in the prior year.

The following table contains information on time-based LTIP award activity for the nine months ended September 30, 2026:

Number of Time-Based LTIP Awards
Outstanding at December 31, 2025	70,000
Granted	96,000
Released	(23,334)
Outstanding at September 30, 2026	142,666

Performance-based LTIP awards have a three-year cliff vesting with the amount of LTIP awards vesting at the end of the three-year period determined based upon the Company’s performance as measured against its peers.  More specifically, the percentage of shares vesting at the end of the measurement period will be based on the Company’s three-year total shareholder return measured against the three-year total shareholder return of the companies included in the MSCI US REIT index and the Company's stock performance ranking among a group of triple-net REIT peer companies. As of September 30, 2026, there was $10.2 million of total unrecognized compensation cost, which will be recognized over the performance-based LTIP awards' remaining weighted average vesting period of 1.95 years.  For the three and nine months ended September 30, 2026, the Company recognized $1.4 million and $4.2 million of compensation expense associated with these awards within general and administrative expenses on the Company's Condensed Consolidated Statements of Income and Comprehensive Income compared to $0.4 million and $1.9 million for the corresponding periods in the prior year.

The following table contains information on performance-based LTIP award activity for the nine months ended September 30, 2026:

Number of Performance-Based LTIP Awards
Outstanding at December 31, 2025	280,000
Granted	384,000
Outstanding at September 30, 2026	664,000

14.    Supplemental Disclosures of Cash Flow Information and Noncash Activities

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for income taxes, net of refunds received	$263	$215	$2,097	$1,998
Cash paid for interest	$137,288	$128,456	$314,672	$319,788
Noncash Investing and Financing Activities

During the nine months ended September 30, 2026, the Company applied $18.0 million of previously paid deposits toward the acquisition of property and equipment. These deposits were previously recorded in other assets, and their application represented a noncash investing activity.

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

16.    Subsequent Events

On October 27, 2026, the Company entered into definitive agreements to form a joint venture with Prologis, Inc (NYSE: PLD) (“Prologis”) to develop the former Hollywood Casino Joliet site in Illinois. GLPI will contribute its owned land to the joint venture in three phases, and Prologis will serve as the managing member and developer of the site. Prologis intends to develop the site, subject to the review and approval by the City of Joliet, into a Class A warehouse and distribution park. The project is expected to be developed over approximately five years, with Prologis holding options over the development of phases two and three.

GLPI will receive a capital account credit of $61 million, assuming all three phases are developed, for its contribution of the land to the joint venture, and GLPI will hold an ownership interest in the completed project of approximately 20%, which could be increased to approximately 30%, should GLPI elect to contribute additional capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial position and operating results of Gaming and Leisure Properties, Inc. for the three and nine months ended September 30, 2026 should be read in conjunction with the Financial Statements and related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2025. All defined terms included herein have the same meaning as those set forth in the Notes to the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

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

•other risks inherent in the real estate business, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•additional factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("the Annual Report"), in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the "Q2 Form 10-Q") in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.

You should consider the areas of risk described above, as well as those set forth in the "Risk Factors" section in the Company’s Annual Report, the Q2 Form 10-Q and this Quarterly Report on Form 10-Q, in connection with considering any forward-looking statements that may be made by the Company generally. Other unknown or unpredictable factors may also cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond the control of the Company. Except for the ongoing obligations of the Company to disclose material information under the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

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

Since 2021, the Company has been structured as an umbrella partnership REIT under which substantially all of our business is conducted through GLP Capital, the day-to-day management of which is exclusively controlled by GLPI. GLPI has no material assets other than its investment in GLP Capital. GLPI issues equity from time to time and is obligated to contribute the net proceeds from those offerings to GLP Capital. As of September 30, 2026, GLPI holds a 96.9% controlling financial interest in the operating partnership.

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

Property and lease information

The Company has disclosed the following key terms of its master leases and single-property leases in the tables below, along with the properties within each lease at September 30, 2026. We believe the following key terms are important for users of our financial statements to understand.

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

Master Leases
	Penn 2023 Master Lease		Amended Penn Master Lease
Operator	PENN		PENN
Properties	Hollywood Casino Aurora	Aurora, IL	Hollywood Casino Lawrenceburg	Lawrenceburg, IN
	Hollywood Casino Joliet	Joliet, IL	Argosy Casino Alton	Alton, IL
	Hollywood Casino Toledo	Toledo, OH	Hollywood Casino at Charles Town Races	Charles Town, WV
	Hollywood Casino Columbus	Columbus, OH	Hollywood Casino at Penn National Race Course	Grantville, PA
	M Resort	Henderson, NV	Hollywood Casino Bangor	Bangor, ME
	Hollywood Casino at the Meadows	Washington, PA	Zia Park Casino	Hobbs, NM
	Hollywood Casino Perryville	Perryville, MD	Hollywood Casino Gulf Coast	Bay St. Louis, MS
			Argosy Casino Riverside	Riverside, MO
			Hollywood Casino Tunica	Tunica, MS
			Boomtown Biloxi	Biloxi, MS
			Hollywood Casino St. Louis	Maryland Heights, MO
			Hollywood Gaming Casino at Dayton Raceway	Dayton, OH
			Hollywood Gaming Casino at Mahoning Valley Race Track	Youngstown, OH
			1st Jackpot Casino	Tunica, MS
Commencement Date	1/1/2023		11/1/2013
Lease Expiration Date	10/31/2033		10/31/2033
Remaining Renewal Terms	15 (3x5 years)		15 (3x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.1		1.1
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.5% (1)		2%
Coverage ratio at June 30, 2026	1.84		2.12
Minimum Escalator Coverage Governor	N/A		1.8
Yearly Anniversary for Realization	November		November
Percentage Rent Reset Details
Reset Frequency	N/A		5 years
Next Reset	N/A		November 2028
(1)    In addition to the annual escalation, a one-time annualized increase of $1.4 million occurs on November 1, 2027.

Master Leases
	Amended Pinnacle Master Lease		Bally's Master Lease
Operator	PENN		Bally's
Properties	Ameristar Black Hawk	Black Hawk, CO	Bally's Evansville	Evansville, IN
	Ameristar East Chicago	East Chicago, IN	Bally's Dover Casino Resort	Dover, DE
	Ameristar Council Bluffs	Council Bluffs, IA	Black Hawk (Black Hawk North, West and East casinos)	Black Hawk, CO
	L'Auberge Baton Rouge	Baton Rouge, LA	Quad Cities Casino & Hotel	Rock Island, IL
	Boomtown Bossier City	Bossier City, LA	Bally's Tiverton Hotel & Casino	Tiverton, RI
	L'Auberge Lake Charles	Lake Charles, LA	Hard Rock Casino and Hotel Biloxi	Biloxi, MS
	Boomtown New Orleans	New Orleans, LA
	Ameristar Vicksburg	Vicksburg, MS
	River City Casino & Hotel	St. Louis, MO
	Jackpot Properties (Cactus Petes and Horseshu)	Jackpot, NV
	Plainridge Park Casino	Plainridge, MA
Commencement Date	4/28/2016		6/3/2021
Lease Expiration Date	4/30/2031		6/2/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.2		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		(2)
Coverage ratio at June 30, 2026	1.70 (3)		1.98
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		June
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2028		N/A
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

Master Leases
	Bally's Master Lease II		Casino Queen Master Lease
Operator	Bally's		Bally's
Properties	Bally's Kansas City	Kansas City, MO	Bally's Marquette	Marquette, IA
	Bally's Shreveport Casino & Hotel	Shreveport, LA	Bally's Baton Rouge	Baton Rouge, LA
	DraftKings at Casino Queen (4)	East St. Louis, IL
	The Queen Baton Rouge (4)	Baton Rouge, LA
	Bally's Lincoln Casino Resort	Lincoln, RI
Commencement Date	12/16/2024		12/17/2021
Lease Expiration Date	12/15/2039		12/31/2036
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	Yes		(5)
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.35 (1)		1.35 (1)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	(2)		(3)
Coverage ratio at June 30, 2026	2.13 (6)		N/A
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	December		December
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
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

Master Leases
	Boyd Master Lease		Caesars Amended and Restated Master Lease
Operator	Boyd		Caesars
Properties	Belterra Casino Resort	Florence, IN	Tropicana Atlantic City	Atlantic City, NJ
	Ameristar Kansas City	Kansas City, MO	Tropicana Laughlin	Laughlin, NV
	Ameristar St. Charles	St. Charles, MO	Trop Casino Greenville	Greenville, MS
			Isle Casino Hotel Bettendorf	Bettendorf, IA
			Isle Casino Hotel Waterloo	Waterloo, IA
Commencement Date	10/15/2018		10/1/2018
Lease Expiration Date	4/30/2031		9/30/2038
Remaining Renewal Terms	20 (4x5 years)		20 (4x5 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.2
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%		2%
Coverage ratio at June 30, 2026	2.46		1.61
Minimum Escalator Coverage Governor	1.8		N/A
Yearly Anniversary for Realization	May		October
Percentage Rent Reset Details
Reset Frequency	2 years		N/A
Next Reset	May 2028		N/A

Master Leases
	Pennsylvania Live! Master Lease		Strategic Gaming Leases (1)
Operator	Cordish		Strategic
Properties	Live! Casino & Hotel Philadelphia	Philadelphia, PA	Silverado Franklin Hotel & Gaming Complex	Deadwood, SD
	Live! Casino Pittsburgh	Greensburg, PA	Deadwood Mountain Grand Casino	Deadwood, SD
			Baldini's Casino	Sparks, NV
			Sunland Park Race Track & Casino	Sunland Park, NM
Commencement Date	3/1/2022		5/16/2024
Lease Expiration Date	2/28/2061		5/31/2049
Remaining Renewal Terms	21 (1x11 years, 1x10 years)		20 (2x10 years)
Corporate Guarantee	No		Yes
Master Lease with Cross Collateralization	Yes		Yes
Technical Default Landlord Protection	Yes		Yes
Default Adjusted Revenue to Rent Coverage	1.4		1.4 (2)
Competitive Radius Landlord Protection	Yes		Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%		2% (2)
Coverage ratio at June 30, 2026	2.28		1.96 (3)
Minimum Escalator Coverage Governor	N/A		N/A
Yearly Anniversary for Realization	March		June
Percentage Rent Reset Details
Reset Frequency	N/A		N/A
Next Reset	N/A		N/A
(1)    Consists of two leases that are cross collateralized and co-terminus with each other.
(2)    The default adjusted revenue to rent coverage declines to 1.25 if the tenant's adjusted revenues total $75 million or more. Annual rent escalates at 2% beginning in year three of the lease and in year 11 escalates based on the greater of 2% or CPI, capped at 2.5%.
(3)    Coverage ratio above is pro forma for the acquisition of the real estate assets of Sunland Park which closed on October 15, 2025.

Single Property Leases
	Belterra Park Lease	Horseshoe St Louis Lease	Morgantown Lease
Operator	Boyd	Caesars	PENN
Properties	Belterra Park Gaming & Entertainment Center	Horseshoe St. Louis	Hollywood Casino Morgantown
	Cincinnati, OH	St. Louis, MO	Morgantown, PA
Commencement Date	10/15/2018	9/29/2020	10/1/2020
Lease Expiration Date	04/30/2031	10/31/2033	10/31/2040
Remaining Renewal Terms	20 (4x5 years)	20 (4x5 years)	30 (6x5 years)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.2	N/A
Competitive Radius Landlord Protection	Yes	Yes	N/A
Escalator Details
Yearly Base Rent Escalator Maximum	2%	1.75% (1)	1.25% (2)
Coverage ratio at June 30, 2026	3.27	2.03	N/A
Minimum Escalator Coverage Governor	1.8	N/A	N/A
Yearly Anniversary for Realization	May	October	December
Percentage Rent Reset Details
Reset Frequency	2 years	N/A	N/A
Next Reset	May 2028	N/A	N/A

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

Single Property Leases
	MD Live! Lease	Tropicana Lease	Tioga Downs Lease
Operator	Cordish	Bally's	American Racing and Entertainment
Properties	Live! Casino & Hotel Maryland	Tropicana Las Vegas	Tioga Downs
	Hanover, MD	Las Vegas, NV	Nichols, NY
Commencement Date	12/29/2021	9/26/2022	2/6/2024
Lease Expiration Date	12/31/2060	9/25/2072	2/28/2054
Remaining Renewal Terms	21 (1x11 years, 1x10 years)	49 (1 x 24 years, 1 x 25 years)	32 years and 10 months (2x10 years, 1x12 years and 10 months)
Corporate Guarantee	No	Yes	Yes
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	1.75%	(2)	1.75% (3)
Coverage ratio at June 30, 2026	3.34	N/A	1.99
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	January	October	March
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

Single Property Leases
	Rockford Lease	Bally's Chicago Lease	Virginia Live!
Operator	(managed by Hard Rock)	Bally's	Cordish
Properties	Hard Rock Casino Rockford	Bally's Chicago Development	Cordish Virginia Live! Development
	Rockford, IL	Chicago, IL	Petersburg, VA
Commencement Date	8/29/2023	7/18/2025	1/15/2026
Lease Expiration Date	8/31/2122	7/31/2040	(3)
Remaining Renewal Terms	None	20 (4 x 5 years)	21 (1x11 years, 1x10 years)
Corporate Guarantee	No	Yes	No
Technical Default Landlord Protection	Yes	Yes	Yes
Default Adjusted Revenue to Rent Coverage	1.4	1.35 (1)	1.4
Competitive Radius Landlord Protection	Yes	Yes	Yes
Escalator Details
Yearly Base Rent Escalator Maximum	2%	(2)	1.75%
Coverage ratio at June 30, 2026	N/A	N/A	N/A
Minimum Escalator Coverage Governor	N/A	N/A	N/A
Yearly Anniversary for Realization	September	August	(3)
Percentage Rent Reset Details
Reset Frequency	N/A	N/A	N/A
Next Reset	N/A	N/A	N/A

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

Funding commitments

As of September 30, 2026, we have entered into various commitments or call rights to finance/acquire future investments in gaming and related facilities for our tenants. These are detailed in the table below. Our tenants retain the option to decline our financing for certain projects and may seek alternative financing solutions. The inclusion of a commitment in this disclosure does not guarantee that the financing will be utilized by the tenant in circumstances where a tenant has the option. See Note 1 in the Notes to the Condensed Consolidated Financial Statements for further details.

Description	Estimated Commitment amount	Amount funded at September 30, 2026
Funding associated with a landside move at Ameristar Casino Council Bluffs (1)	$150 million	None
Potential transaction at the former Tropicana Las Vegas site with Bally's	$175 million	$48.5 million
Real estate construction costs for Bally's Chicago	$940 million	$640.7 million
Ione Loan to fund a new casino development near Sacramento, California	$110 million	$98.9 million
Funding associated with the future site and construction for Live! Casino & Hotel Virginia	$467 million	$48.6 million
Delayed draw term loan for Dry Creek Rancheria Resort development	$180 million	None

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

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited consolidated financial statements included in our most recent Annual Report. There has been no material change to these estimates for the three and nine months ended September 30, 2026.

Executive Summary

Financial Highlights

We reported total revenues and income from operations of $435.4 million and $309.9 million, respectively, for the three months ended September 30, 2026, compared to $397.6 million and $337.2 million, respectively, for the corresponding period in the prior year. The Company reported total revenues and income from operations of $1,286.0 million and $975.7 million, respectively for the nine months ended September 30, 2026 compared to $1,187.7 million and $838.1 million for the corresponding period in the prior year.

The major factors affecting our results for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were as follows:

•Total income from real estate increased by $37.8 million to $435.4 million for the three months ended September 30, 2026 compared to $397.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $43.2 million for the three months ended September 30, 2026. Additionally, the three months ended September 30, 2026 benefited by $4.6 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.2 million and higher accretion of $0.4 million on our investment in leases partially offset by unfavorable straight-line rent adjustments of $9.7 million and lower percentage rents of $0.8 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $98.2 million to $1,286.0 million for the nine months ended September 30, 2026 compared to $1,187.7 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $110.1 million for the nine months ended September 30, 2026. Additionally, the nine months ended September 30, 2026 benefited by $13.5 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.8 million and higher accretion of $1.4 million on our investment in leases. These items were partially offset by unfavorable straight-line rent adjustments of $26.5 million and lower percentage rents of $1.0 million compared to the corresponding period in the prior year.
•Total operating expenses increased by $65.1 million for the three months ended September 30, 2026 as compared to the corresponding period in the prior year. The primary reason for the increase was due to the increase in the provision for credit losses of $73.6 million during the three months ended September 30, 2026 compared to the corresponding period in the prior year. The provision recorded during the three months ended September 30, 2026 was primarily attributable to lower projected commercial real estate price growth, largely reflecting the sharp increase in long-term interest rates during the three months ended September 30, 2026. The benefit during the three months ended September 30, 2025 was driven by an improvement in the third-party forward-looking economic outlook used in the Company's CECL reserve calculation compared to what was utilized at June 30, 2025. Additionally, general and administrative expenses decreased by $3.7 million due primarily from a $6.3 million executive severance charge in the prior period partially offset by higher stock based compensation expense of $3.1 million. The Company also incurred higher depreciation expense of $1.8 million due to accelerated depreciation on certain assets. Finally, the Company recorded a gain on dispositions of $6.8 million.

•Total operating expenses decreased by $39.4 million for the nine months ended September 30, 2026 as compared to the corresponding period in the prior year. The primary reason was due to a decrease in the provision for credit losses of $26.5 million during the nine months ended September 30, 2026. This decline was due to the significant provision recorded in the prior year from a more pessimistic forward-looking economic forecast at September 30, 2025 compared to what was utilized at December 31, 2024. Additionally, general and administrative expenses decreased by $7.1 million due primarily to a $6.3 million executive severance charge in the prior period partially offset by higher stock based compensation expense and deal costs. The Company also incurred lower depreciation expense of $0.8 million due to accelerated depreciation in the prior year related to the historical Hollywood Casino Joliet and Hollywood Casino Aurora properties being redeveloped by PENN, partially offset by depreciation on recently acquired and developed assets and accelerated depreciation on certain assets. Finally, the Company had gains on the dispositions of property of $5.6 million compared to a gain of $0.1 million for the corresponding period in the prior year.

•Other expenses increased by $7.5 million and $24.4 million for the three and nine months ended September 30, 2026, primarily due to higher interest expense of $4.8 million and $14.2 million associated with the Company's increased borrowings to fund our recent acquisitions and lower interest income of $6.4 million and $13.8 million, respectively from lower cash on hand and investments. Additionally, losses on debt extinguishment and other financing costs totaled $0.3 million for the nine months ended September 30, 2026, whereas the three and nine months ended September 30, 2025, included charges of $3.8 million due to the redemption of the April 2026 Notes which consisted of a make whole premium and the write-off of unamortized debt issuance costs and discounts.

•Net income decreased by $34.7 million for the three month period ended September 30, 2026 and increased by $113.2 million for the nine months ended September 30, 2026, as compared to the corresponding periods in the prior year, primarily due to the variances explained above.

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

The consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total revenues	$435,449	$397,610	$1,285,953	$1,187,721
Total operating expenses	125,506	60,447	310,269	349,660
Income from operations	309,943	337,163	975,684	838,061
Total other expenses	(95,580)	(88,122)	(285,814)	(261,392)
Income before income taxes	214,363	249,041	689,870	576,669
Income tax expense	534	560	1,695	1,669
Net income	$213,829	$248,481	$688,175	$575,000
Net income attributable to noncontrolling interest in the Operating Partnership	(6,193)	(7,290)	(20,294)	(17,186)
Net income attributable to common shareholders	$207,636	$241,191	$667,881	$557,814

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

 The reconciliation of the Company’s net income per GAAP to FFO, AFFO, and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$213,829	$248,481	$688,175	$575,000
Losses (gains) from dispositions of property	(6,768)	—	(5,598)	(125)
Real estate depreciation	68,829	66,985	199,567	200,263
Funds from operations	$275,890	$315,466	$882,144	$775,138
Straight-line rent and deferred rent adjustments	4,326	(5,390)	6,252	(20,235)
Other depreciation	466	488	1,348	1,457
Provision (benefit) for credit losses, net	36,224	(37,363)	29,067	55,611
Amortization of land rights	4,270	4,270	12,810	12,810
Amortization of debt issuance costs, bond premiums and original issuance discounts	3,636	3,425	10,739	9,884
Stock-based compensation	4,695	1,551	17,443	16,565
Severance charges	—	6,320	—	6,320
Losses on debt extinguishment and other financing costs	—	3,783	268	3,783
Accretion on investment in leases	(7,374)	(6,991)	(22,113)	(20,753)
Non-cash adjustment to financing lease liabilities	112	112	316	317
Capitalized interest	(10,570)	(3,652)	(25,484)	(10,668)
Capital maintenance expenditures	(5)	—	(5)	(157)
Adjusted funds from operations	$311,670	$282,019	$912,785	$830,072
Interest, net (1)	94,787	83,552	283,198	255,277
Income tax expense	534	560	1,695	1,669
Capital maintenance expenditures	5	—	5	157
Amortization of debt issuance costs, bond premiums and original issuance discounts	(3,636)	(3,425)	(10,739)	(9,884)
Capitalized interest	10,570	3,652	25,484	10,668
Adjusted EBITDA	$413,930	$366,358	$1,212,428	$1,087,959

(1) Excludes non-cash interest expense gross ups related to certain ground leases.

Net income, FFO, AFFO and Adjusted EBITDA were $213.8 million, $275.9 million, $311.7 million, and $413.9 million for the three months ended September 30, 2026, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $248.5 million, $315.5 million, $282.0 million and $366.4 million for the corresponding period in the prior year. The decrease in net income of $34.7 million was primarily attributable to higher operating expenses of $65.1 million (which was driven primarily by the increase in provision for credit losses of $73.6 million) partially offset by an increase in total revenues of $37.8 million. Additionally, the Company incurred higher other expenses of $7.5 million.

Net income, FFO, AFFO and Adjusted EBITDA were $688.2 million, $882.1 million, $912.8 million, and $1,212.4 million for the nine months ended September 30, 2026, respectively. This compares to net income, FFO, AFFO and Adjusted EBITDA of $575.0 million, $775.1 million, $830.1 million and $1,088.0 million for the corresponding period in the prior year. The increase in net income of $113.2 million was primarily attributable to lower operating expenses of $39.4 million (which was driven primarily by a decline in the provision for credit losses of $26.5 million) and an increase in total revenues of $98.2 million. This was partially offset by higher other expenses of $24.4 million.

The variances in FFO for the three and nine months ended September 30, 2026 were due to the items described above, excluding gains from dispositions of property and real estate depreciation. The variances in AFFO and Adjusted EBITDA were due to the items described above, as well as the adjustments mentioned in the tables above.

Revenues

Revenues for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Rental income	$370,956	$341,755	$29,201	8.5%
Income from investment in leases, financing receivables	52,999	48,066	4,933	10.3%
Income from sales-type leases	3,842	3,767	75	2.0%
Interest income from real estate loans	7,652	4,022	3,630	90.3%
Total income from real estate	$435,449	$397,610	$37,839	9.5%

	Nine Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Rental income	$1,093,682	$1,021,534	$72,148	7.1%
Income from investment in leases, financing receivables	158,555	143,756	14,799	10.3%
Income from sales-type leases	11,517	11,289	228	2.0%
Interest income from real estate loans	22,199	11,142	11,057	99.2%
Total income from real estate	1,285,953	$1,187,721	98,232	8.3%

Total income from real estate

•Total income from real estate increased by $37.8 million to $435.4 million for the three months ended September 30, 2026 compared to $397.6 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $43.2 million for the three months ended September 30, 2026. Additionally, the three months ended September 30, 2026 benefited by $4.6 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.2 million and higher accretion of $0.4 million on our investment in leases partially offset by unfavorable straight-line rent adjustments of $9.7 million and lower percentage rents of $0.8 million compared to the corresponding period in the prior year.

•Total income from real estate increased by $98.2 million to $1,286.0 million for the nine months ended September 30, 2026 compared to $1,187.7 million for the corresponding period in the prior year. The reason for the increase was primarily due to our recent acquisitions which in the aggregate increased cash rental income by $110.1 million for the nine months ended September 30, 2026. Additionally, the nine months ended September 30, 2026 benefited by $13.5 million compared to the corresponding period in the prior year from escalations on our leases, higher ground rent revenue of $0.8 million and higher accretion of $1.4 million on our investment in leases. These items were partially offset by unfavorable straight-line rent adjustments of $26.5 million and lower percentage rents of $1.0 million compared to the corresponding period in the prior year.

Details of the Company's income from real estate for the three and nine months ended September 30, 2026 were as follows (in thousands)

Three Months Ended September 30, 2026	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments	Ground rent in revenue	Accretion on leases	Total income from real estate
Amended PENN Master Lease	$55,235	$10,759	$6,512	$—	$72,506	$4,952	$604	$—	$78,062
PENN 2023 Master Lease	70,501	—	53	—	70,554	4,343	—	—	74,897
Amended Pinnacle Master Lease	61,482	17,814	7,316	—	86,612	1,858	2,261	—	90,731
PENN Morgantown Lease	—	806	—	—	806	—	—	—	806
Caesars Master Lease	16,587	5,932	—	—	22,519	1,631	330	—	24,480
Horseshoe St. Louis Lease	6,097	—	—	—	6,097	219	—	—	6,316
Boyd Master Lease	21,297	2,946	3,026	—	27,269	35	526	—	27,830
Boyd Belterra Lease	753	474	498	—	1,725	123	—	—	1,848
Bally's Master Lease	27,478	—	—	—	27,478	—	2,656	—	30,134
Bally's Master Lease II	29,572	—	—	—	29,572	(66)	885	—	30,391
Maryland Live! Lease	19,752	—	—	—	19,752	—	2,068	3,294	25,114
Pennsylvania Live! Master Lease	13,167	—	—	—	13,167	—	310	2,140	15,617
Casino Queen Master Lease	3,612	—	—	—	3,612	47	—	—	3,659
Tropicana Las Vegas Lease	—	3,842	—	—	3,842	—	—	—	3,842
Rockford Lease	—	2,094	—	—	2,094	—	—	530	2,624
Rockford Loan	—	—	—	2,733	2,733	—	—	—	2,733
Tioga Downs Lease	3,759	—	—	—	3,759	—	1	565	4,325
Strategic Gaming Leases	6,170	—	—	—	6,170	—	106	845	7,121
Ione Loan	—	—	—	2,733	2,733	—	—	—	2,733
Bally's Chicago Lease	12,401	5,067	—	—	17,468	(17,468)	—	—	—
Dry Creek Loan	—	—	—	1,466	1,466	—	—	—	1,466
Virginia Live! Development	—	—	—	720	720	—	—	—	720
Total	$347,863	$49,734	$17,405	$7,652	$422,654	$(4,326)	$9,747	$7,374	$435,449

Nine Months Ended September 30, 2026	Building base rent	Land base rent	Percentage rent and other rental revenue	Interest income on real estate loans	Total cash income	Straight-line rent and deferred rent adjustments	Ground rent in revenue	Accretion on financing leases	Total income from real estate
Amended PENN Master Lease	$165,704	$32,276	$19,487	$—	$217,467	$14,856	$1,853	$—	$234,176
PENN 2023 Master Lease	203,125	—	273	—	203,398	12,599	—	—	215,997
Amended Pinnacle Master Lease	184,447	53,442	23,022	—	260,911	5,574	6,717	—	273,202
PENN Morgantown Lease	—	2,418	—	—	2,418	—	—	—	2,418
Caesars Master Lease	49,762	17,796	—	—	67,558	4,892	990	—	73,440
Horseshoe St. Louis Lease	18,289	—	—	—	18,289	659	—	—	18,948
Boyd Master Lease	63,333	8,839	9,106	—	81,278	(2,662)	1,579	—	80,195
Boyd Belterra Lease	2,239	1,421	1,496	—	5,156	(297)	—	—	4,859
Bally's Master Lease	81,523	—	—	—	81,523	—	7,992	—	89,515
Bally's Master Lease II	82,179	—	—	—	82,179	(199)	2,756	—	84,736
Maryland Live! Lease	59,255	—	—	—	59,255	—	6,236	9,714	75,205
Pennsylvania Live! Master Lease	39,352	—	—	—	39,352	—	926	6,437	46,715
Casino Queen Master Lease	10,598	—	—	—	10,598	149	—	—	10,747
Tropicana Las Vegas Lease	—	11,518	—	—	11,518	—	—	(1)	11,517
Rockford Lease	—	6,256	—	—	6,256	—	—	1,579	7,835
Rockford Loan	—	—	—	8,766	8,766	—	—	—	8,766
Tioga Downs Lease	11,235	—	—	—	11,235	—	4	1,696	12,935
Strategic Gaming Leases	18,309	—	—	—	18,309	—	317	2,688	21,314
Ione Loan	—	—	—	7,364	7,364	—	—	—	7,364
Bally's Chicago Lease	26,756	15,067	—	—	41,823	(41,823)	—	—	—
Dry Creek Loan	—	—	—	4,348	4,348	—	—	—	4,348
Virginia Live! Development	—	—	—	1,721	1,721	—	—	—	1,721
Total	$1,016,106	$149,033	$53,384	$22,199	$1,240,722	$(6,252)	$29,370	$22,113	$1,285,953

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

Operating expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Land rights and ground lease expense	$13,884	$13,785	$99	0.7%
General and administrative	12,871	16,552	(3,681)	(22.2)%
Losses (gains) from dispositions	(6,768)	—	(6,768)	N/A
Depreciation	69,295	67,473	1,822	2.7%
Provision (benefit) for credit losses	36,224	(37,363)	73,587	(197.0)%
Total operating expenses	$125,506	$60,447	$65,059	107.6%

	Nine Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Land rights and ground lease expense	41,831	41,282	549	1.3%
General and administrative	44,054	51,172	(7,118)	(13.9)%
Losses (gains) from dispositions	(5,598)	(125)	(5,473)	4,378.4%
Depreciation	200,915	201,720	(805)	(0.4)%
Provision (benefit) for credit losses	29,067	55,611	(26,544)	(47.7)%
Total operating expenses	310,269	349,660	(39,391)	(11.3)%

Land rights and ground lease expense

Land rights and ground lease expense includes the amortization of land rights and rent expense related to the Company's long-term ground leases. Land rights and ground lease expense increased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2026, as compared to the corresponding period in the prior year.

General and Administrative Expense

General and administrative expenses include items such as compensation costs (including stock-based compensation), professional services and costs associated with development activities. General and administrative expenses decreased by $3.7 million and $7.1 million for the three and nine months ended September 30, 2026 as compared to the corresponding period in the prior year. This was due to an executive severance charge of $6.3 million in the prior year partially offset by higher stock-based compensation expense and deal costs.

Losses (gains) from dispositions

The three months and nine months ended September 30, 2026 included gains of $6.8 million and $5.6 million, respectively, compared to a gain of $0.1 million for the nine months ended September 30, 2025.

Depreciation

Depreciation expense increased by $1.8 million and decreased by $0.8 million for the three and nine months ended September 30, 2026 as compared to the corresponding period in the prior year. The increase for the three month period ended September 30, 2026 was due to accelerated depreciation on certain assets. The decline for the nine month period ended September 30, 2026 was due to accelerated depreciation in the prior year related to the former Hollywood Casino Joliet and Hollywood Casino Aurora properties being redeveloped by PENN, partially offset by depreciation on recently acquired and developed assets and accelerated depreciation on certain assets.

Provision (benefit) for credit losses

The Company recorded a provision for credit losses of $36.2 million and $29.1 million for the three and nine months ended September 30, 2026 compared to a benefit of $37.4 million and a provision of $55.6 million for the corresponding periods in the prior year. As described in Note 3, the Company follows ASC 326 “Credit Losses”, which requires that the Company measure and record current expected credit losses, the scope of which includes our Investments in leases, financing receivables, net as well as the Company's real estate loans and loan commitments.

The provision recorded during the three and nine months ended September 30, 2026 was primarily attributable to lower projected commercial real estate price growth, largely reflecting the sharp increase in long-term interest rates during the three months ended September 30, 2026.

The benefit during the three months ended September 30, 2025 was driven by an improvement in the third-party forward-looking economic outlook used in the Company's CECL reserve calculation compared to what was utilized at June 30, 2025. The provision for the nine months ended September 30, 2025, was primarily driven by the deterioration in the third-party forward-looking economic outlook used in the Company's CECL reserve calculations compared to what was utilized at December 31, 2024.

Future changes in economic projections, probability factors, changes in the estimated value of our real estate property and earnings assumptions at the underlying facilities may result in non-cash provisions or recoveries in future periods that could materially impact our results of operations.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Interest expense	$(98,884)	$(94,059)	$(4,825)	5.1%
Interest income	3,304	9,720	(6,416)	(66.0)%
Losses on debt extinguishment and other financing costs	—	(3,783)	3,783	N/A
Total other expenses	$(95,580)	$(88,122)	$(7,458)	8.5%

	Nine Months Ended September 30,			Percentage
	2026	2025	Variance	Variance
Interest expense	(295,445)	(281,265)	$(14,180)	5.0%
Interest income	9,899	23,656	(13,757)	(58.2)%
Loss on debt extinguishment and other financing costs	(268)	(3,783)	3,515	(92.9)%
Total other expenses	$(285,814)	$(261,392)	$(24,422)	9.3%

Interest expense

Interest expense increased by $4.8 million and $14.2 million for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year. The increase was due to increased borrowings that partially funded our recent acquisitions.

Interest income

Interest income declined by $6.4 million and $13.8 million for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year. This was due to lower cash on hand and investments in the current year periods.

Loss on debt extinguishment and other financing costs

The Company incurred lower costs of $3.8 million and $3.5 million for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year. The charge for the three months ended September 30, 2025, included a call premium payment and accelerated amortization of debt issuance costs due to the retirement of Senior Notes that were scheduled to mature in April 2026.

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

Net cash provided by operating activities was $899.5 million and $786.2 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash provided by operating activities of $113.4 million for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, was primarily comprised of an increase in cash receipts from customers of $122.6 million along with decreases in cash paid for operating expenses of $11.3 million, cash paid for interest of $5.1 million and cash paid for employees of $0.4 million. This was offset by increases in cash paid for taxes of $0.1 million, a decrease in interest income receipts of $24.8 million, and a decrease in cash received upon termination of a swap of $1.0 million. The increase in cash receipts collected from our customers for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, was due to the Company's recent acquisitions and lease escalations.

The $24.8 million decline in cash collected from interest income was driven by two factors: (i) the non-recurrence of a zero-coupon bond maturity in the prior year and (ii) lower average earning balances in the current year. Upon maturity, the zero-coupon bond generated a one-time cash inflow of $10.8 million, representing the cumulative accretion of discount recognized as interest income over the life of the instrument. As no comparable maturity occurred in the current period, this resulted in a period-over-period decline in cash collections. The remaining variance is attributable to lower average earning balances, which reduced ongoing interest income.

The decline in cash paid for interest expense relates to higher capitalized interest due to our continued development costs at Bally's Chicago, partially offset by timing differences on bond interest payments due to our bond redemptions and issuances during the nine months ended September 30, 2025. The decrease in cash paid for operating expenses is primarily attributable to changes in working capital accounts.
Investing activities used cash of $1,448.9 million and provided cash of $333.5 million during the nine months ended September 30, 2026 and 2025, respectively.  Net cash used by investing activities during the nine months ended September 30, 2026 primarily consisted of $904.3 million for the acquisition of the real estate assets of Bally's Lincoln and PENN's Hollywood Casino Aurora landside development, additional loan fundings of $91.0 million, $472.6 million for real estate construction costs for Bally's Chicago and to a lesser extent Bally's Marquette and $9.1 million for expenditures of property and equipment and capital expenditures. This was partially offset by the principal payments on real estate loans of $16.5 million and proceeds from the sale of property and equipment of $11.6 million. The net cash provided by investing activities for the nine months ended September 30, 2025 primarily consisted of the maturity of zero coupon U.S. Treasury Bills totaling $550.0 million, partially offset by $135.0 million for the acquisition of the real estate assets which were added to the Bally's Master Lease, capital expenditures of $57.5 million and loan fundings of $24.2 million.

Financing activities provided cash of $490.8 million and used cash of $830.6 million during the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $2,156.9 million in proceeds from the issuance of long-term debt and $350.8 million in net proceeds from the issuance of common stock. This was partially offset by the repayment of long term debt of $1,281.6 million, dividend payments of $698.4 million, noncontrolling interest distributions of $21.2 million, and taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $6.4 million, and new debt issuance costs of $9.1 million. Cash used in financing activities during the nine months ended September 30, 2025 was driven by the repayment of long term debt of $1,825.2 million, dividend payments of $650.9 million, noncontrolling interest distributions of $19.3 million, taxes paid related to shares withheld for tax purposes on restricted stock award vestings of $14.8 million, debt issuance costs of $12.4 million and $2.9 million of premium and related costs paid on the retirement of certain Senior Notes, partially offset by $402.9 million of net proceeds from the issuance of common stock and $1,292.2 million in proceeds from the issuance of long term debt.

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

During the nine months ended September 30, 2026 and 2025, we spent approximately $472.6 million and $57.5 million, respectively, for capital expenditures. The majority of the capital expenditures in 2026 are related to the Chicago development project. The expenditures in 2025 were related to a land side and hotel development project at The Belle.

Debt

The Company has access to a $2.09 billion variable rate Revolver under its Credit Agreement, of which $329.1 million is outstanding as of September 30, 2026. Additionally, the Company was contingently obligated under letters of credit issued pursuant to the Credit Agreement with face amounts aggregating approximately $0.4 million, resulting in $1,760.5 million of available borrowing capacity under the Credit Agreement as of September 30, 2026.

The Company has $8.08 billion of net debt outstanding with a weighted average maturity and interest rate of 6.6 years and 5.10%, respectively as of September 30, 2026. The majority of the Company's debt obligations have fixed interest rates from the issuance of its senior unsecured notes. During the nine months ended September 30, 2026, the Company issued $800 million of 5.625% Senior Notes that mature on March 1, 2036 at an issue price of 99.857% of the principal amount. The proceeds of the offering were utilized to repay borrowings under the 2022 Term Loan Credit Agreement and for working capital and general corporate purposes. See Note 7 for the future minimum repayments of the Company's debt obligations and additional discussion.

As of September 30, 2026, GLPI owns 96.9% of the outstanding units of GLP Capital and conducts all of its operations substantially through the operating partnership. Based on the amendments to Rule 3-10 of Regulation S-X, we note that since GLPI fully and unconditionally guarantees the debt securities of GLP Capital and GLP Financing II, Inc. ("Issuers") and consolidates both Issuers, we are not required to provide separate financial statements for the Issuers and GLPI since they are consolidated into GLPI and the GLPI guarantee is "full and unconditional".
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

GLPI’s primary market risk exposure is interest rate risk with respect to its indebtedness of $8,158.1 million at September 30, 2026. Furthermore, $7,150.0 million of our obligations at September 30, 2026 are the senior unsecured notes that have fixed interest rates with maturity dates ranging from June 2028 to September 2054. An increase in interest rates could make the financing of any acquisition by GLPI more costly, as well as increase the costs of its variable rate debt obligations. Rising interest rates could also limit GLPI’s ability to refinance its debt when it matures or cause GLPI to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. GLPI may manage, or hedge, interest rate risks related to its borrowings by means of interest rate swap agreements. However, the provisions of the Code applicable to REITs limit GLPI’s ability to hedge its assets and liabilities.

The table below provides information at September 30, 2026 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing in each fiscal year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward SOFR rates at September 30, 2026.

	10/01/26- 12/31/26	1/01/27- 12/31/27	1/01/28- 12/31/28	1/01/29- 12/31/29	1/01/30- 12/31/30	Thereafter	Total	Fair Value at 9/30/2026
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$500,000	$750,000	$700,000	$5,200,000	$7,150,000	$6,667,085
Average interest rate	—%	—%	5.75%	5.30%	4.00%	5.15%

Variable rate	$830	$3,325	$1,003,975	$—	$—	$—	$1,008,130	$1,008,130
Average interest rate (1)	5.53%	6.16%	6.10%	—%	—%	—%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, "Item 1A. Risk Factors," of our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth in our Q2 Form 10-Q and below.

Deterioration in the financial condition or liquidity of Bally’s Corporation could adversely affect its ability to satisfy its obligations to us and could adversely affect our investments in properties leased to Bally’s and its affiliates.

Bally’s Corporation and its affiliates are significant tenants of the Company. For the three months ended September 30, 2026, 19.4% of our total cash income was derived from our leases with Bally’s Corporation and its affiliates. As of September 30, 2026, our portfolio included the real property associated with 16 gaming and related facilities operated by Bally’s Corporation, and we had funded $640.7 million of our commitment to fund up to $940.0 million of real estate construction costs for Bally’s Chicago, which remains under development and on which rent is being paid to us monthly but the recognition of rental income is being deferred, for accounting purposes, until the project is completed.

In May 2026, the lenders under Bally’s Corporation’s revolving credit facility conditionally waived compliance with its consolidated net leverage ratio covenant through the delivery of its compliance certificate for the quarter ending March 31, 2027. The waiver remains subject to Bally’s Corporation’s ongoing satisfaction of certain liquidity maintenance requirements, among other conditions. In August 2026, Bally’s Corporation disclosed that, based on its then-current forecasts and excluding financings it was pursuing, it did not project that it would satisfy the liquidity maintenance requirement or the consolidated net leverage ratio covenant once reinstated, and that these conditions raise substantial doubt about its ability to continue as a going concern. If Bally’s Corporation fails to satisfy the waiver conditions or any applicable covenants, absent an additional waiver, its lenders could accelerate the indebtedness under its credit agreement, which could have a material adverse effect on its business, financial condition and results of operations and increase the risk that Bally’s Corporation could become insolvent or seek protection under applicable bankruptcy laws.

In that event, Bally’s Corporation may be unable to satisfy its rental and other obligations to us, we may be required to terminate leases with Bally's Corporation and reposition our properties with new tenants and/or complete ongoing development projects. In a bankruptcy proceeding, Bally’s Corporation could seek to reject one or more of its leases with us, in which case our claim for damages would be limited under the U.S. Bankruptcy Code and may not be fully recoverable. Because our properties are special-purpose gaming facilities and any replacement operator would be required to obtain applicable gaming licenses and approvals, we may be unable to re-lease affected properties in a timely manner, which could impact our collection of rent. Any of the foregoing could require us to record additional provisions for credit losses or impairment charges and could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock or sell any unregistered securities during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Insider Trading Arrangements and Policies

On September 15, 2026, Brandon Moore, the Company’s President, Chief Operating Officer, and Secretary, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of the Company’s common stock (the “Moore Rule 10b5-1 Plan”). The Moore Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moore Rule 10b5-1 Plan provides for the potential sale of shares of the Company’s common stock, including shares received upon the vesting and settlement of restricted stock awards, between January 4, 2027 and January 29, 2027. The aggregate number of shares of common stock covered by the Moore Rule 10b5-1 Plan, before giving effect to any shares withheld or sold to satisfy tax withholding obligations, is 16,000.

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
101
The following financial information from Gaming and Leisure Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*    Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING AND LEISURE PROPERTIES, INC.

October 29, 2026	By:	/s/ DESIREE A. BURKE
Desiree A. Burke
Chief Financial Officer and Treasurer
(Principal Financial Officer)